Form 10-Q
period 2001-11-30
ACUITY BRANDS INC
filed 2002-01-14
CIK 1144215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

                        Commission file number 001-16583

                               ACUITY BRANDS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    58-2632672
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      1420 Peachtree Street, N.E., Atlanta, Georgia       30309-3002
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (404) 853-1400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value - 41,311,469 shares as of December 31, 2001.

                      ACUITY BRANDS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  COMBINED BALANCE SHEETS (Unaudited) -
                  NOVEMBER 30, 2001 AND AUGUST 31, 2001                                                  3

                  COMBINED STATEMENTS OF INCOME (Unaudited) -
                  THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000                                          4

                  COMBINED STATEMENTS OF CASH FLOWS (Unaudited) -
                  THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000                                          5

                  NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)                                     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                   12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                           14

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                     15

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   15

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      15

SIGNATURES                                                                                              16

INDEX TO EXHIBITS                                                                                       17

                       COMBINED BALANCE SHEETS (UNAUDITED)

                               ACUITY BRANDS, INC.
                 (In thousands, except share and per-share data)

                                                                                               November 30,            August 31,
                                                                                                   2001                   2001
                                                                                               ------------           ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                  $     15,427           $     10,337
    Receivables, less reserves for doubtful accounts of $9,076 at November 30,
         2001 and $8,195 at August 31, 2001                                                         300,418                297,762
    Inventories, at the lower of cost (on a first-in, first-out basis) or market                    224,884                210,783
    Deferred income taxes                                                                            17,069                 16,326
    Prepayments and other current assets                                                             30,026                 23,908
                                                                                               ------------           ------------
         Total Current Assets                                                                       587,824                559,116
                                                                                               ------------           ------------

Property, Plant, and Equipment, at cost:
    Land                                                                                             16,147                 16,009
    Buildings and leasehold improvements                                                            162,294                161,779
    Machinery and equipment                                                                         342,464                326,160
                                                                                               ------------           ------------
        Total Property, Plant, and Equipment                                                        520,905                503,948
    Less-Accumulated depreciation and amortization                                                  266,443                255,525
                                                                                               ------------           ------------
        Property, Plant, and Equipment-net                                                          254,462                248,423
                                                                                               ------------           ------------

Other Assets:
    Goodwill and other intangibles                                                                  470,456                468,944
    Other                                                                                            49,414                 54,092
                                                                                               ------------           ------------
         Total Other Assets                                                                         519,870                523,036
                                                                                               ------------           ------------
              Total Assets                                                                     $  1,362,156           $  1,330,575
                                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                       $        317           $        357
    Credit line                                                                                     156,500                105,000
    Short-term secured borrowings                                                                   102,800                105,100
    Notes payable                                                                                    12,720                 24,666
    Accounts payable                                                                                104,113                108,380
    Accrued salaries, commissions, and bonuses                                                       37,884                 36,070
    Current portion of self-insurance reserves                                                        3,492                  3,588
    Other accrued liabilities                                                                        76,416                 58,906
                                                                                               ------------           ------------
        Total Current Liabilities                                                                   494,242                442,067
                                                                                               ------------           ------------
Long-Term Debt, less current maturities                                                             371,315                373,707
                                                                                               ------------           ------------
Deferred Income Taxes                                                                                28,728                 31,759
                                                                                               ------------           ------------
Self-Insurance Reserves, less current portion                                                        13,969                 14,350
                                                                                               ------------           ------------
Other Long-Term Liabilities                                                                          77,169                 85,394
                                                                                               ------------           ------------

Commitments and contingencies (Note 11)

Stockholders' Equity:
    NSI investment                                                                                       --                400,296
    Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued                          --                     --
    Common stock, $0.01 par value, 500,000,000 shares authorized, 41,311,469 shares
      issued and outstanding                                                                            413                     --
    Paid-in capital                                                                                 394,547                     --
    Unearned compensation on restricted stock                                                          (677)                    --
    Accumulated other comprehensive income items                                                    (17,550)               (16,998)
                                                                                               ------------           ------------
             Total Stockholders' Equity                                                             376,733                383,298
                                                                                               ------------           ------------
             Total Liabilities and Stockholders' Equity                                        $  1,362,156           $  1,330,575
                                                                                               ============           ============

          The accompanying notes to combined financial statements are an integral part of these statements.

                    COMBINED STATEMENTS OF INCOME (UNAUDITED)

                               ACUITY BRANDS, INC.
                      (In thousands, except per-share data)

                                                                                                    THREE MONTHS ENDED
                                                                                                        NOVEMBER 30
                                                                                               ------------------------------
                                                                                                  2001                2000
                                                                                               ----------          ----------
Net sales                                                                                      $  481,691          $  502,646

Costs and Expenses:
     Cost of products sold                                                                        285,019             286,484
     Selling and administrative expenses                                                          166,339             176,438
     Amortization expense                                                                           1,096               4,333
     Interest expense, net                                                                         10,521              12,822
     Other expense, net                                                                               116                  57
                                                                                               ----------          ----------
          Total Costs and Expenses                                                                463,091             480,134
                                                                                               ----------          ----------

Income before Provision for Income Taxes                                                           18,600              22,512

Provision for Income Taxes                                                                          7,066               9,005
                                                                                               ----------          ----------

Net Income                                                                                     $   11,534          $   13,507
                                                                                               ==========          ==========

Pro Forma Earnings per Share:
     Basic earnings per share (Note 6)                                                         $      .28          $      .33
                                                                                               ==========          ==========
     Basic weighted average number of shares outstanding (Note 6)                                  41,221              40,941
                                                                                               ==========          ==========

          The accompanying notes to combined financial statements are an integral part of these statements.

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               ACUITY BRANDS, INC.
                                 (In thousands)

                                                                                                     THREE MONTHS ENDED
                                                                                               -------------------------------
                                                                                                         NOVEMBER 30
                                                                                               -------------------------------
                                                                                                  2001                 2000
                                                                                               ----------           ----------
Cash Provided by (Used for) Operating Activities
    Net income                                                                                 $   11,534           $   13,507
    Adjustments to reconcile net income to net cash provided by (used for) operating activities:
         Depreciation and amortization                                                             12,756               15,573
         Provision for losses on accounts receivable                                                1,106                  931
         (Gain) loss on the sale of property, plant, and equipment                                    (57)                 158
         Change in assets and liabilities net of effect of acquisitions and divestitures-
             Receivables                                                                           (3,954)              22,407
             Inventories, net                                                                         862              (14,469)
             Deferred income taxes                                                                 (3,774)              (5,581)
             Prepayments and other current assets                                                  (5,820)              (2,564)
             Accounts payable and accrued liabilities                                              13,463              (16,580)
             Self-insurance reserves and other long-term liabilities                               (6,501)                 738
                                                                                               ----------           ----------
                   Net Cash Provided by Operating Activities                                       19,615               14,120
                                                                                               ----------           ----------

Cash Provided by (Used for) Investing Activities
     Purchases of property, plant, and equipment                                                   (8,945)             (11,349)
     Sale of property, plant, and equipment                                                           180                  406
     Acquisitions                                                                                 (26,387)                  --
     Change in other assets                                                                         4,500                3,192
                                                                                               ----------           ----------
         Net Cash Used for Investing Activities                                                   (30,652)              (7,751)
                                                                                               ----------           ----------

Cash Provided by (Used for) Financing Activities
     Repayments of notes payable, net                                                             (11,946)                (246)
     Issuances of commercial paper, net (less than 90 days)                                            --               15,601
     Issuances of commercial paper (greater than 90 days)                                              --                1,338
     Repayments of commercial paper (greater than 90 days)                                             --               (9,000)
     Proceeds from credit line, net                                                                51,500                   --
     Repayments of short-term secured borrowings, net                                              (2,300)                  --
     Repayments of long-term debt                                                                  (2,432)                (335)
     Net activity with NSI                                                                        (18,723)              (7,312)
                                                                                               ----------           ----------
          Net Cash Provided by Financing Activities                                                16,099                   46
                                                                                               ----------           ----------

Effect of Exchange Rate Changes on Cash                                                                28                  (33)
                                                                                               ----------           ----------

Net Change in Cash and Cash Equivalents                                                             5,090                6,382

Cash and Cash Equivalents at Beginning of Period                                                   10,337                1,510
                                                                                               ----------           ----------

Cash and Cash Equivalents at End of Period                                                     $   15,427           $    7,892
                                                                                               ==========           ==========

Supplemental Cash Flow Information:
     Income taxes paid during the period                                                       $    3,443           $    2,647
     Interest paid during the period                                                           $   12,777           $    9,235


           The accompanying notes to combined financial statements are an integral part of these statements.

               NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

                               ACUITY BRANDS, INC.
 (Dollar amounts in thousands, except share and per-share data and as indicated)

1.       SPIN-OFF AND BASIS OF PRESENTATION

On November 7, 2001, the board of directors of National Service Industries, Inc. ("NSI") approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution ("Distribution" or "Spin-off") of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity" or the "Company"), at that time a wholly-owned subsidiary of NSI owning and operating its lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date, and Acuity became a separate, stand-alone company on November 30, 2001 which wholly owns all subsidiaries comprising the lighting equipment and chemicals businesses. Upon completion of the Distribution, NSI retained its textile rental and envelope businesses.

These combined financial statements include the accounts of the former NSI businesses that comprise Acuity's lighting equipment and chemicals businesses. The lighting equipment segment produces and distributes a variety of fluorescent and non-fluorescent fixtures for markets throughout the United States, Canada, Mexico, and overseas. The chemicals segment produces and distributes maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

The combined financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Acuity's financial position, results of operations, and cash flows as derived from NSI's historical financial statements. All material intercompany transactions between the entities included in Acuity's combined financial statements have been eliminated. Acuity has been allocated certain NSI corporate assets, liabilities, and expenses based on an estimate of the proportion of such amounts allocable to Acuity, utilizing such factors as total revenues, employee headcount, and other relevant factors. Acuity believes these allocations have been made on a reasonable basis. Acuity believes all amounts allocated to Acuity are a reasonable representation of the costs that would have been incurred if Acuity had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, Acuity and NSI entered into various agreements that address the allocation of assets and liabilities and that define Acuity's relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided. For additional information related to these agreements, refer to the exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2001.

The interim combined financial statements included herein have been prepared by the Company without audit and the balance sheet as of August 31, 2001 has been derived from audited statements. These interim combined financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the combined financial position as of November 30, 2001, the combined results of operations for the three months ended November 30, 2001 and 2000, and the combined cash flows for the three months ended November 30, 2001 and 2000. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the combined financial statements of Acuity as of and for the three years ended August 31, 2001, and notes thereto included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 9, 2001 (the "Form 10").

The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year because the Company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general economic conditions.

For a discussion of certain risks and uncertainties related to the Distribution (including, without limitation, the risk that the Distribution could be challenged in court by creditors of NSI), see the disclosure under the caption "Risk Factors" set forth on pages 9 to 18 of the Information Statement attached as an exhibit to the Form 10, which disclosure is incorporated herein by reference.

For additional information related to the businesses retained by NSI and NSI's financial position, results of operations, and litigation, investors should consult NSI's periodic filings with Securities and Exchange Commission.

2.       RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 effective September 1, 2001. As a result, the amortization of existing goodwill and intangibles with indefinite useful lives ceased on August 31, 2001, which will result in an estimated decrease in amortization expense of approximately $11,700 during fiscal 2002.

Summarized information for the Company's acquired intangible assets is as follows:

                                                      November 30, 2001                         August 31, 2001
                                               ------------------------------           ------------------------------
                                             Gross Carrying        Accumulated        Gross Carrying        Accumulated
                                                 Amount           Amortization            Amount           Amortization
                                             --------------       ------------        --------------       ------------
Amortized intangible assets
  Trade names and trademarks                   $  13,030           $   (1,021)          $  13,030           $     (912)
  Distribution network                            53,000               (4,122)             53,000               (3,681)
  Other                                           17,083               (6,726)             20,470               (6,889)
                                               ---------           ----------           ---------           ----------
       Total                                   $  83,113           $  (11,869)             86,500           $  (11,482)
                                               =========           ==========           =========           ==========

Unamortized intangible assets
  Trade name                                   $  62,563                                $  62,563
                                               ---------                                ---------
       Total                                   $  62,563                                $  62,563
                                               =========                                =========

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consists primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $1,096 and $1,752 related to intangible assets with definite lives in the first three months of fiscal 2002 and fiscal 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:

                                              Lighting
                                              Equipment           Chemicals              Total
                                             ----------           ---------           ----------
Balance as of August 31, 2001                $  301,350           $  30,013           $  331,363

    Goodwill acquired during the quarter          3,076                  --                3,076
    SFAS 141/142 adoption reclassification        2,692                  --                2,692
    Other                                          (393)                (89)                (482)
                                             ----------           ---------           ----------

Balance as of November 30, 2001              $  306,725           $  29,924           $  336,649
                                             ==========           =========           ==========

The lighting equipment and chemical segments each tested goodwill and intangible assets with indefinite useful lives for impairment during the first quarter of 2002 as required by SFAS 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. This process did not result in an impairment to be recorded upon the adoption of SFAS 142 as of September 1, 2001.

Prior to the adoption of SFAS 142, $3,460 of goodwill associated with a 1969 acquisition was not amortized. Remaining amounts of goodwill ($327,903 at August 31, 2001) were amortized over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's net income would have been affected as follows:

                                                                                                  Three Months Ended
                                                                                                     November 30
                                                                                             ----------------------------
                                                                                                2001              2000
                                                                                             ---------          ---------
Reported net income                                                                          $  11,534          $  13,507
Add back: Goodwill amortization                                                                     --              2,581
Add back: Trade name amortization                                                                   --                248
                                                                                             ---------          ---------
Adjusted net income                                                                          $  11,534          $  16,336
                                                                                             =========          =========

Pro-forma basic earnings per share:
Reported net income                                                                          $    0.28          $    0.33
Add back: Goodwill amortization                                                                     --               0.06
Add back: Trade name amortization                                                                   --                 --
                                                                                             ---------          ---------
Adjusted net income                                                                          $    0.28          $    0.39
                                                                                             =========          =========

The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis, which could have an adverse effect on the Company's future results of operations if these assets are deemed impaired.

3.       BUSINESS SEGMENT INFORMATION

                                                                                                 DEPRECIATION        CAPITAL
                                                                                                     AND           EXPENDITURES
                                                             NET              OPERATING         AMORTIZATION           AND
THREE MONTHS ENDED NOVEMBER 30, 2001                        SALES               PROFIT             EXPENSE         ACQUISITIONS
                                                         ----------           ----------         ------------      ------------
Lighting Equipment                                       $  364,110           $   24,933          $  10,514          $  34,060
Chemicals                                                   117,581                6,845              2,054              1,270
                                                         ----------           ----------          ---------          ---------
                                                            481,691               31,778             12,568             35,330
Corporate                                                                         (2,657)               188                  2
Interest expense, net                                                            (10,521)
                                                         ----------           ----------          ---------          ---------
Total                                                    $  481,691           $   18,600          $  12,756          $  35,332
                                                         ==========           ==========          =========          =========

                                                                                                 DEPRECIATION        CAPITAL
                                                                                                     AND           EXPENDITURES
                                                             NET               OPERATING         AMORTIZATION           AND
THREE MONTHS ENDED NOVEMBER 30, 2000                        SALES               PROFIT             EXPENSE         ACQUISITIONS
                                                         ----------           ----------         ------------      ------------
Lighting Equipment                                       $  377,394           $   33,276          $  12,583          $   8,891
Chemicals                                                   125,252                6,537              2,847              2,127
                                                         ----------           ----------          ---------          ---------
                                                            502,646               39,813             15,430             11,018
Corporate                                                                         (4,479)               143                331
Interest expense, net                                                            (12,822)
                                                         ----------           ----------          ---------          ---------
Total                                                    $  502,646           $   22,512          $  15,573          $  11,349
                                                         ==========           ==========          =========          =========

                                                                                                        Total Assets
                                                                                             ----------------------------------
                                                                                             November 30,           August 31,
                                                                                                 2001                  2001
                                                                                             ------------          ------------
Lighting Equipment                                                                           $  1,122,953          $  1,082,676
Chemicals                                                                                         207,971               211,579
                                                                                             ------------          ------------
                                                                                                1,330,924             1,294,255
Corporate                                                                                          31,232                36,320
                                                                                             ------------          ------------
Total                                                                                        $  1,362,156          $  1,330,575
                                                                                             ============          ============

4.       INVENTORIES

Major classes of inventory as of November 30, 2001 and August 31, 2001 were as follows:

                                                                                            November 30,         August 31,
                                                                                                2001                 2001
                                                                                            ------------         ----------
Raw Materials and Supplies                                                                   $   84,378          $   85,208
Work-in-Process                                                                                  23,314              18,262
Finished Goods                                                                                  117,192             107,313
                                                                                             ----------          ----------
Total                                                                                        $  224,884          $  210,783
                                                                                             ==========          ==========

5.       EARNINGS PER SHARE

Earnings per share data has not been presented since the businesses that comprise Acuity were wholly owned subsidiaries of NSI, or businesses thereof, during the periods presented and were recapitalized as part of the Distribution.

6.       PRO FORMA EARNINGS PER SHARE (UNAUDITED)

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity common stock to the historical NSI weighted average shares outstanding for the same period presented.

7.       COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three months ended November 30, 2001 and 2000 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                                                                  Three Months Ended
                                                                                                     November 30
                                                                                             -----------------------------
                                                                                                2001                2000
                                                                                             ---------           ---------
Net income                                                                                   $  11,534           $  13,507
Other comprehensive loss                                                                          (552)             (2,518)
                                                                                             ---------           ---------
       Comprehensive Income                                                                  $  10,982           $  10,989
                                                                                             =========           =========

8.       STOCKHOLDERS' EQUITY

Upon completion of the Distribution on November 30, 2001, Acuity became an independent Company owned by the shareholders of NSI on record as of November 16, 2001. Prior to November 30, 2001, Acuity and the subsidiaries comprising the lighting equipment and chemicals businesses were wholly owned by NSI. Accordingly, prior to November 30, 2001, stockholders' equity was comprised of NSI's investment in these subsidiaries. Beginning on November 30, 2001 stockholders' equity reflects the outstanding stock, paid-in capital, and other stockholders' equity items of Acuity and its wholly owned subsidiaries.

Pursuant to the employee benefits agreement, NSI stock options held by Acuity's employees were converted to, and replaced by, Acuity stock options at the time of the Distribution. Acuity multiplied the number of shares purchasable under each converted stock option by a ratio determined at the time of the Distribution, based on the respective fair values of NSI and Acuity, and divided the exercise price per share of each option by the same ratio. Fractional shares were rounded down to the nearest whole number of shares. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense will result from the replacement of the options. At November 30, 2001, Acuity employees held 4,217,649 stock options with exercise prices ranging from $16.50 to $39.83.

At November 30, 2001, 231,280 shares of Acuity common stock are subject to restricted stock awards held by Acuity's officers and other key employees.
The restricted shares are granted in 20 percent increments when the Company's stock price equals or exceeds certain stock price targets for thirty consecutive calendar days. The first stock price target was acheived and 40,380 shares were granted and outstanding at November 30, 2001. The granted shares vest ratably in four equal annual installments beginning one year from the date of grant.
At the time of the Distribution and in accordance with the employee benefits agreement, each Acuity employee holding outstanding shares of NSI restricted stock received a dividend of one Acuity share for each NSI restricted share held. Acuity shares received as a dividend on NSI restricted stock (the previously referenced 40,380 shares) are subject to the same restrictions and terms, including vesting provisions of the NSI restricted stock.

9.       SECURED BORROWINGS

In May 2001, NSI entered into a three-year agreement (the "Receivables Facility") to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemicals segments. Effective November 30, 2001, Acuity assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $220.5 million at November 30, 2001. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

10.      ACQUISITION

In October 2001, Acuity acquired certain assets and assumed certain liabilities of the American Electric Lighting(R) and Dark-to-Light(R) product lines of the Thomas & Betts Corporation for approximately $26.4 million in cash. The preliminary allocation of the purchase price resulted in additional goodwill of approximately $3.1 million. The acquisition will provide the lighting equipment segment with scale in the utility and transportation infrastructure markets and will add breadth to the Company's current utility offerings in high-end decorative street and area lighting.

11.      COMMITMENTS AND CONTINGENCIES

Litigation

Acuity is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on Acuity's financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on Acuity's results of operations in future periods. Acuity reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. Acuity's litigation reserves are immaterial for all periods presented. The actual costs of resolving legal claims may be substantially higher than that reserved.

Various legal claims are pending or may be instituted against NSI or its various operating subsidiaries. Because Acuity and its subsidiaries are separate corporations which did not engage in the activities giving rise to these legal claims, Acuity's management believes the risk that Acuity's assets could be subject to these claims and liabilities (except those claims and liabilities expressly assumed in the distribution agreement entered into in connection with the Spin-off) is remote.

Environmental Matters

Acuity's operations, as well as similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company's operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

Acuity reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. Acuity's environmental reserves, for all periods presented, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

Certain environmental laws can impose liability regardless of fault. The federal Superfund law is an example of such an environmental law. However, liability under Superfund is mitigated by the presence of other parties who will share in the costs associated with the clean-up of sites. The extent of liability is determined on a case-by-case basis taking into account many factors, including the number of other parties whose status or activities also subjects them to liability regardless of fault.

Acuity is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Acuity believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a potentially responsible party ("PRP") due to its limited involvement at the site and/or the number of viable PRPs. Specifically, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity's liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property which Acuity owns on Seaboard Industrial Boulevard in Atlanta, Georgia, Acuity has conducted an investigation on its and adjoining properties and submitted a Compliance Status Report ("CSR") to the State of Georgia Environmental Protection Division ("EPD") pursuant to the Georgia Hazardous Site Response Act. Acuity is currently addressing questions raised by EPD regarding the CSR. Until the CSR is finalized and Acuity evaluates the necessity for and scope of any appropriate clean-up action, Acuity will not be able to determine whether clean-up will be required and what the costs of clean-up will be.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the combined financial statements and related notes.

SEPARATION FROM NATIONAL SERVICE INDUSTRIES, INC. (NSI)

On November 7, 2001, the board of directors of National Service Industries, Inc. ("NSI") approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution ("Distribution") of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date.

These combined financial statements include the accounts of the former NSI businesses that comprise Acuity's lighting equipment and chemicals businesses. The lighting equipment segment produces and distributes a variety of fluorescent and non-fluorescent fixtures for markets throughout the United States, Canada, Mexico, and overseas. The chemicals segment produces and distributes maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

Acuity's combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the businesses transferred to Acuity from NSI as part of the Distribution. The financial information included in this filing, however, is not necessarily indicative of what Acuity's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

All material intercompany transactions between the entities included in Acuity's combined financial statements have been eliminated. Acuity has been allocated certain NSI corporate assets, liabilities, and expenses based on an estimate of the proportion of such amounts allocable to Acuity, utilizing such factors as total revenues, employee headcount, and other relevant factors. Acuity believes these allocations have been made on a reasonable basis. Acuity believes all amounts allocated to Acuity are a reasonable representation of the costs that would have been incurred if Acuity had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, Acuity and NSI entered into various agreements that address the allocation of assets and liabilities and that define Acuity's relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement.

RESULTS OF OPERATIONS

Acuity generated sales of $481.7 million in the three months ended November 30, 2001, a 4.2 percent decrease from $502.6 million in the previous year. Net income totaled $11.5 million for the three months ended November 30, 2001, a
14.6 percent decrease from last year's $13.5 million. First quarter pro forma earnings per share was $0.28 compared to $0.33 in the prior year, a decrease of
15.2 percent. The decline in earnings for the first quarter of fiscal 2002 was primarily due to lost contribution margin on lower sales caused by a weakening economy. This decline was partially offset by previously implemented cost containment programs, profit improvement initiatives, and the adoption of a new accounting standard that eliminated the amortization of goodwill and certain intangibles.

Lighting Equipment Segment

The lighting equipment segment reported sales of $364.1 million for the first quarter, a 3.5 percent decrease from the prior year. Excluding sales associated with the acquisition of the American Electric Lighting(R) and Dark-to-Light(R) product lines, which was completed in October 2001, sales would have declined
6.4 percent. In general, the drop in sales of the lighting segment was consistent with the declines experienced in many of the key lighting markets served by the Company as a result of overall softness in customer demand and price competition. Operating profit in the lighting segment was $24.9 million compared to $33.3 million in the prior year. The decline in operating profit was due to the lost contribution margin on the lower sales, increased medical and property insurance costs, and increased costs associated with strategic initiatives. These higher costs were partially offset by reduced costs resulting from numerous profit improvement initiatives including better material sourcing and improved manufacturing efficiency. Operating profit was not materially impacted in the quarter by the addition of the American Electric Lighting and Dark-to-Light product lines. Additionally, operating profit benefited by approximately $2.5 million in the first quarter of 2002 as a result of the adoption of a new accounting standard related to the amortization of goodwill and certain intangibles.

Chemicals Segment

Chemicals segment sales for the quarter were $117.6 million, down 6.1 percent from the prior year. Excluding prior year sales of the French and Australian operations, which were divested in the third quarter of fiscal 2001, sales were flat with the prior year. However, the Company was able to gain share in certain niche markets from greater penetration of its numerous product brands in spite of continued weak demand in various specialty chemical markets served by the Company. Operating profit increased 4.7 percent to $6.8 million. This increase was the result of divesting the French and Australian operations, which historically operated at a loss, and cost savings related to a sourcing initiative, hiring controls, delays in discretionary spending, and the elimination of approximately $0.4 million of goodwill amortization.

Corporate

Allocated corporate expenses declined $1.8 million from the prior year primarily due to lower compensation expense. Interest expense of $10.5 million was $2.3 million less than the prior year due to lower interest rates.

Outlook

Based on current market trends, management does not expect a strong economic recovery developing in the second half of the fiscal year as originally anticipated. As a consequence, sales for fiscal 2002 compared to 2001 could be down as much as five percent, especially in the lighting equipment segment, resulting in lost contribution margin and lower earnings. Accordingly, management lowered the full year earnings estimate to a range of $1.10 to $1.30 per share. Acuity will continue to aggressively pursue initiatives that are expected to reduce costs, improve customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operations provided cash of $19.6 million during the first quarter of fiscal 2002 compared with $14.1 million during the respective period of the prior year. Fiscal 2002 operating cash flow was higher primarily as a result of improvements in inventory and accounts payable and accrued liabilities, partially offset by a greater investment in accounts receivable and the decrease in net income.

Investing Activities

Investing activities used cash of $30.7 million versus $7.8 million in the prior year. The change in investing cash flows related primarily to the acquisition of the American Electric Lighting and Dark-to-Light product lines offset somewhat by a decrease in purchases of property, plant, and equipment.

Capital expenditures totaled $8.9 million compared to $11.3 million in the first quarter of last year. Capital expenditures in the lighting equipment segment related primarily to manufacturing upgrades and improvements. In the chemicals segment, capital expenditures were associated with manufacturing and computer equipment.

Financing Activities

Cash provided by financing activities totaled $16.1 million in the current-year first quarter. The increase in cash provided by financing activities primarily resulted from an increase in cash provided by net borrowings of $27.5 million, partially offset by an increase in the cash used for the net activity with NSI of $11.4 million. Fiscal 2002 borrowings were used for general corporate purposes, including the acquisition of the American Electric Lighting and Dark-to-Light product lines, working capital requirements, and capital expenditures.

In October 2001, NSI, on behalf of Acuity, negotiated a $240.0 million, 364-day committed credit facility with six domestic and international banks that replaced NSI's $250.0 million credit facility on November 30, 2001. The facility includes an option for additional lenders to enter the agreement to provide up to a total of $300.0 million in commitments. The facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility are based on the LIBOR rate or other rates, at Acuity's option. Acuity will pay an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt. The principal lighting equipment subsidiary and the principal chemicals subsidiary are guarantors of the facility.

The Company's ongoing liquidity will depend upon a number of factors, including available cash resources, cash flows from operations, its ability to comply with covenants contained in its financing agreements, and the renewal or replacement of its 364-day committed credit facility when due. Although the Company is currently in compliance with the existing covenants, management anticipates that waivers of or modifications to certain covenants contained in the financing agreements may be required. In the event the Company is unsuccessful in negotiating these waivers or modifications, if necessary, or if management's expectations regarding any of the other factors enumerated above are not realized, the Company may be required to modify its planned business activities or restructure a portion of the existing debt on potentially less favorable terms.

Legal Proceedings

For information concerning legal proceedings, see footnote 11 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see footnote 11 to the financial statements included in this filing.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks that may impact its Consolidated or Combined Balance Sheets, Statements of Income, and Statements of Cash Flows due to changing interest rates and foreign exchange rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding the Company's market risks.

Interest Rates- Interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings and amounts outstanding under Acuity's credit line, amounted to $283.5 million at November 30, 2001. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at November 30, 2001 would result in additional annual after-tax interest expense of approximately $0.7 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the publicly traded notes, the Company's primary fixed-rate debt, a 10 percent increase in effective market interest rates at November 30, 2001 would decrease the fair value of these notes to approximately $369.7 million.

Foreign Exchange Rates-The majority of the Company's revenue, expense, and capital purchases are transacted in U.S. dollars. Acuity does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations. Acuity does not engage in speculative transactions, nor does Acuity hold or issue financial instruments for trading purposes. To the extent possible, Acuity mitigates its exposure to unfavorable foreign currency translation adjustments through the use of foreign-currency denominated debt instruments.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) management's expectations related to the development of an economic recovery in the second half of the fiscal year; (b) future sales, contribution margin, and earnings;
(c) the impact on the Company's operations of initiatives that are expected to reduce costs, improve customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; and (d) potential future waivers of or modifications to certain covenants contained in the Company's financing arrangements and the impact on the Company's planned business activities, existing debt, or financing terms in the event the Company is unsuccessful in negotiating these waivers or modifications. A variety of risks and uncertainties could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, interest rate changes, and fluctuations in commodity and raw material prices or foreign currency rates; (b) unexpected developments and outcomes in the Company's legal and environmental proceedings; (c) the Company's ability to successfully negotiate waivers of or modifications to terms of its financing arrangements; (d) the impact of competition; (e) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; and (f) the Company's ability to realize the anticipated benefits of initiatives related to increased productivity, new product development, technological advances, cost synergies, sourcing, decreases in net working capital, and the achievement of sales growth across the business segments.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see footnote 11 to the financial statements included in this filing.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 17).

(b) An 8-K was filed on December 14, 2001 related to the completion of the distribution of the common stock of Acuity Brands, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACUITY BRANDS, INC.
                                        REGISTRANT



DATE: January 14, 2002                  /s/ Kenyon W. Murphy
                                        ---------------------------------------
                                        KENYON W. MURPHY
                                        SENIOR VICE PRESIDENT AND
                                        GENERAL COUNSEL



DATE: January 14, 2002                  /s/ Vernon Nagel
                                        ---------------------------------------
                                        VERNON NAGEL
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

EXHIBIT 2             Agreement and Plan of Distribution by and between               Reference is made to Exhibit 2.1 of
                      National Service Industries, Inc. and Acuity                    registrant's Form 8-K as filed with the
                      Brands, Inc., dated as of November 30, 2001.                    Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

EXHIBIT 3             (a) Restated Certificate of Incorporation of                    Reference is made to Exhibit 3.1 of
                      Acuity Brands, Inc.                                             registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

                      (b) Amended and Restated By-Laws of Acuity Brands,              Reference is made to Exhibit 3.2 of
                      Inc.                                                            registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

EXHIBIT 4             (a) Form of certificate representing Acuity Brands,             Reference is made to Exhibit 4.1 of
                      Inc. common stock.                                              registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (b) Stockholder Protection Rights Agreement, dated              Reference is made to Exhibit 4.2 of
                      as of November 12, 2001, between Acuity Brands,                 registrant's Form 8-K as filed with the
                      Inc. and Wells Fargo Bank Minnesota, N.A.                       Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

EXHIBIT 10(i)A        (1)    Tax Disaffiliation Agreement, dated as of                Reference is made to Exhibit 10.1 of
                             November 30, 2001, by and between National               registrant's Form 8-K as filed with the
                             Service Industries, Inc. and Acuity Brands,              Commission on December 14, 2001, which is
                             Inc.                                                     incorporated herein by reference.

                      (2)    Transition Services Agreement, dated as of               Reference is made to Exhibit 10.2 of
                             November 30, 2001, by and between                        registrant's Form 8-K as filed with the
                             National Service Industries, Inc. and Acuity             Commission on December 14, 2001, which is
                             Brands, Inc.                                             incorporated herein by reference.

                      (3)    Agreement and Plan of Distribution.                      Reference is made to Exhibit 2.1 of
                                                                                      registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

                      (4)    Employee Benefits Agreement, by and between              Reference is made to Exhibit 10.4 of
                             National Service Industries, Inc. and                    registrant's Form 8-K as filed with the
                             Acuity Brands, Inc., dated as of November                Commission on December 14, 2001, which is
                             30, 2001.                                                incorporated herein by reference.

                      (5)    Lease Agreement, dated as of November 30,                Reference is made to Exhibit 10.9 of
                             2001, by and between National Service                    registrant's Form 8-K as filed with the
                             Industries, Inc. and Acuity Brands, Inc.                 Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

                      (6)    First Supplemental Indenture, dated as of                Reference is made to Exhibit 10.10 of
                             October 23, 2001, to Indenture dated                     registrant's Form 8-K as filed with the
                             January 26, 1999, between National Service               Commission on December 14, 2001, which is
                             Industries, Inc., L&C Spinco, Inc., L&C                  incorporated herein by reference.
                             Lighting Group, Inc., The Zep Group, Inc.
                             and SunTrust Bank.

                                INDEX TO EXHIBITS

                      (7)    Indenture dated as of January 26, 1999.                  Reference is made to Exhibit 10.11 to
                                                                                      Amendment No. 2 to the Registration
                                                                                      Statement on Form 10, filed by L&C Spinco,
                                                                                      Inc. on September 6, 2001, which is
                                                                                      incorporated herein by reference.

                      (8)    Form of 6% Note due 2009.                                Reference is made to Exhibit 10.12 to
                                                                                      Amendment No. 2 to the Registration
                                                                                      Statement on Form 10, filed by L&C Spinco,
                                                                                      Inc. on September 6, 2001, which is
                                                                                      incorporated herein by reference.

                      (9)    Form of 8.375% Note due August 1, 2010.                  Reference is made to Exhibit 10.13 to
                                                                                      Amendment No. 2 to the Registration
                                                                                      Statement on Form 10, filed by L&C Spinco,
                                                                                      Inc. on September 6, 2001, which is
                                                                                      incorporated herein by reference.

                      (10)   364-Day Revolving Credit Agreement, dated                Reference is made to Exhibit 10.23 to
                             as of October 3, 2001, among                             Amendment No. 4 to the Registration
                             L&C Spinco, Inc., the Subsidiary Borrowers               Statement on Form 10, filed by L&C Spinco,
                             from time to time parties                                Inc. on October 29, 2001, which is
                             thereto, the Lenders from time to time                   incorporated herein by reference.
                             parties thereto, Bank One, N.A., as
                             Administrative Agent, Wachovia Bank, N.A.,
                             as Syndication Agent and
                             SunTrust Bank as Documentation Agent.

                      (11)   Put Option Agreement, dated as of November               Reference is made to Exhibit 10.24 of
                             30, 2001, by and between National Service                registrant's Form 8-K as filed with the
                             Industries, Inc. and Acuity Brands, Inc.                 Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

EXHIBIT 10(iii)A      Management Contracts and Compensatory
                      Arrangements:

                      (1)    Acuity Brands, Inc. Long-Term Incentive                  Reference is made to Exhibit 10.5 of
                             Plan.                                                    registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (2)    Acuity Brands, Inc. 2001 Nonemployee                     Reference is made to Exhibit 10.6 of
                             Directors' Stock Option Plan.                            registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (3)    Amendment No. 1 to Acuity Brands, Inc.                   Filed with the Commission as part of this
                             Nonemployee Directors' Stock Option Plan,                Form 10-Q.
                             dated December 20, 2001.

                      (4)    Form of Indemnification Agreement.                       Reference is made to Exhibit 10.7 to the
                                                                                      Registration Statement on Form 10, filed
                                                                                      by L&C Spinco, Inc. with the Commission on
                                                                                      July 3, 2001, which is incorporated herein
                                                                                      by reference.

                                INDEX TO EXHIBITS

                      (5)    Form of Severance Protection Agreement.                  Reference is made to Exhibit 10.8 of
                                                                                      registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which is
                                                                                      incorporated herein by reference.

                      (6)    Acuity Brands, Inc. Supplemental Deferred                Reference is made to Exhibit 10.14 of
                             Savings Plan.                                            registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (7)    Acuity Brands, Inc. Executives' Deferred                 Reference is made to Exhibit 10.15 of
                             Compensation Plan.                                       registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (8)    Acuity Brands, Inc. Senior Management                    Reference is made to Exhibit 10.16 of
                             Benefit Plan.                                            registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (9)    Acuity Brands, Inc. Nonemployee Director                 Reference is made to Exhibit 10.17 of
                             Deferred Stock Unit Plan.                                registrant's Form 8-K as filed with the
                                                                                      Commission on  December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (10)   Acuity Brands, Inc. Executive Benefits                   Reference is made to Exhibit 10.18 of
                             Trust.                                                   registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (11)   Acuity Brands, Inc. Supplemental Retirement              Reference is made to Exhibit 10.19 of
                             Plan for Executives.                                     registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (12)   Acuity Brands, Inc. Management Compensation              Reference is made to Exhibit 10.20 of
                             and Incentive Plan.                                      registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (13)   Acuity Brands, Inc. Benefits Protection                  Reference is made to Exhibit 10.21 of
                             Trust.                                                   registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.

                      (14)   Assumption Letter of Acuity Brands, Inc.                 Reference is made to Exhibit 10.22(a)(i) of
                             with respect to Employment Letter Agreement              registrant's Form 8-K as filed with the
                             between National Service Industries, Inc.                Commission on December 14, 2001, which is
                             and James S. Balloun.                                    incorporated herein by reference.

                      (15)   Employment Letter Agreement between                      Reference is made to Exhibit 10(iii)A(2)
                             National Service Industries, Inc. and James              of the Form 10-Q of National Service
                             S. Balloun, dated February 1, 1996.                      Industries, Inc. for the quarter ended
                                                                                      November 30, 1997, which is incorporated
                                                                                      herein by reference.

                                INDEX TO EXHIBITS

                      (16)   Assumption Letter of Acuity Brands, Inc.                 Reference is made to Exhibit 10.22(b)(i)
                             with respect to Employment Letter Agreement              of registrant's Form 8-K as filed with the
                             between National Service Industries, Inc.                Commission on December 14, 2001, which is
                             and Joseph G. Parham, Jr.                                incorporated herein by reference.

                      (17)   Employment Letter Agreement between                      Reference is made to Exhibit 10(iii)A(2)
                             National Service Industries, Inc. and                    of the Form 10-Q of National Service
                             Joseph G. Parham, Jr., dated May 3, 2000.                Industries, Inc. for the quarter ended May
                                                                                      31, 2000, which is incorporated herein by
                                                                                      reference.

                      (18)   Assumption Letter of Acuity Brands, Inc.,                Reference is made to Exhibit 10.22(c) of
                             with respect to Employment                               registrant's Form 8-K as filed with the
                             Letter Agreement between National Service                Commission on December 14, 2001, which is
                             Industries, Inc. and James H.                            incorporated herein by reference.
                             Heagle.

                      (19)   Employment Letter Agreement between                      Reference is made to Exhibit 10.22(d) to
                             National Service Industries, Inc. and James              Amendment No. 3 to the Registration
                             H. Heagle, dated March 28, 2000.                         Statement on Form 10, filed by L&C Spinco,
                                                                                      Inc. on September 27, 2001, which is
                                                                                      incorporated herein by reference.

                      (20)   Employment Letter Agreement between Acuity               Filed with the Commission as part of this
                             Brands, Inc. and Vernon J. Nagel, dated as               Form 10-Q.
                             of October 30, 2001.

                      (21)   Form of Acuity Brands, Inc. Letter                       Reference is made to Exhibit 10.25 of
                             regarding bonuses.                                       registrant's Form 8-K as filed with the
                                                                                      Commission on December 14, 2001, which
                                                                                      is incorporated herein by reference.