Form 10-Q
period 2002-02-28
ACUITY BRANDS INC
filed 2002-04-12
CIK 1144215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .
                              ---------------------   --------------------

                        Commission file number 001-16583
                                               ---------

                              ACUITY BRANDS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   58-2632672
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

            1420 Peachtree Street, N.E., Atlanta, Georgia    30309-3002
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

                                 (404) 853-1400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value - 41,346,730 shares as of March 31, 2002.

                      ACUITY BRANDS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (Unaudited) -
                   FEBRUARY 28, 2002 AND AUGUST 31, 2001                                                 3

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
                   THREE AND SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001                                 4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
                   SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001                                           5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                                6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                   13

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                           17

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                                     18

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   18

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      18

SIGNATURES                                                                                               19

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                              ACUITY BRANDS, INC.
                (In thousands, except share and per-share data)

                                                                                               February 28,            August 31,
                                                                                                   2002                  2001
                                                                                               ------------           ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                                $      1,225           $     10,337
      Receivables, less reserves for doubtful accounts of $8,301 at February 28,
                 2002 and $8,195 at August 31, 2001                                                 311,418                297,762
      Inventories                                                                                   214,902                210,783
      Deferred income taxes                                                                          16,059                 16,326
      Prepayments and other current assets                                                           28,018                 23,908
                                                                                               ------------           ------------
           Total Current Assets                                                                     571,622                559,116
                                                                                               ------------           ------------

Property, Plant, and Equipment, at cost:
      Land                                                                                           15,354                 16,009
      Buildings and leasehold improvements                                                          163,948                161,779
      Machinery and equipment                                                                       346,141                326,160
                                                                                               ------------           ------------
           Total Property, Plant, and Equipment                                                     525,443                503,948
      Less-Accumulated depreciation and amortization                                                276,465                255,525
                                                                                               ------------           ------------
           Property, Plant, and Equipment-net                                                       248,978                248,423
                                                                                               ------------           ------------

Other Assets:
      Goodwill and other intangibles                                                                471,092                468,944
      Other                                                                                          49,144                 54,092
                                                                                               ------------           ------------
           Total Other Assets                                                                       520,236                523,036
                                                                                               ------------           ------------
                Total Assets                                                                   $  1,340,836           $  1,330,575
                                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                                                     $        325           $        357
      Credit line                                                                                    21,200                105,000
      Short-term secured borrowings                                                                 100,900                105,100
      Notes payable                                                                                  12,614                 24,666
      Accounts payable                                                                              124,377                108,380
      Accrued salaries, commissions, and bonuses                                                     33,074                 36,070
      Other accrued liabilities                                                                      79,072                 62,494
                                                                                               ------------           ------------
           Total Current Liabilities                                                                371,562                442,067
                                                                                               ------------           ------------

Long-Term Debt, less current maturities                                                             473,690                373,707
                                                                                               ------------           ------------
Deferred Income Taxes                                                                                28,254                 31,759
                                                                                               ------------           ------------
Self-Insurance Reserves, less current portion                                                        14,516                 14,350
                                                                                               ------------           ------------
Other Long-Term Liabilities                                                                          73,155                 85,394
                                                                                               ------------           ------------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
      NSI investment                                                                                     --                400,296
      Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued                        --                     --
      Common stock, $0.01 par value, 500,000,000 shares authorized, 41,311,229
             shares issued and outstanding                                                              413                     --
      Paid-in capital                                                                               394,949                     --
      Retained earnings                                                                               4,361                     --
      Unearned compensation on restricted stock                                                        (617)                    --
      Accumulated other comprehensive income items                                                  (19,447)               (16,998)
                                                                                               ------------           ------------
                Total Stockholders' Equity                                                          379,659                383,298
                                                                                               ------------           ------------
                Total Liabilities and Stockholders' Equity                                     $  1,340,836           $  1,330,575
                                                                                               ============           ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                              ACUITY BRANDS, INC.
                     (In thousands, except per-share data)

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     ----------------------------        --------------------------
                                                                             February 28,                       February 28,
                                                                     ----------------------------        --------------------------
                                                                       2002               2001             2002             2001
                                                                     ---------          ---------        ---------        ---------
Net Sales                                                            $ 468,245          $ 471,283        $ 949,936        $ 973,929

Costs and Expenses:
      Cost of products sold                                            281,390            270,617          566,409          557,101
      Selling and administrative expenses                              158,548            161,351          324,887          337,789
      Interest expense, net                                             10,183             12,935           20,704           25,757
      Amortization expense                                               1,097              4,556            2,193            8,889
      Other (income) expense, net                                           (6)                22              110               79
                                                                     ---------          ---------        ---------        ---------
           Total Costs and Expenses                                    451,212            449,481          914,303          929,615
                                                                     ---------          ---------        ---------        ---------

Income before Provision for Income Taxes                                17,033             21,802           35,633           44,314

Provision for Income Taxes                                               6,475              8,721           13,541           17,726
                                                                     ---------          ---------        ---------        ---------

Net Income                                                           $  10,558          $  13,081        $  22,092        $  26,588
                                                                     =========          =========        =========        =========

Earnings Per Share:
      Basic Earnings per Share                                       $    0.26                n/a              n/a              n/a
                                                                     =========          =========        =========        =========
      Basic Weighted Average Number of Shares Outstanding               41,273                n/a              n/a              n/a
                                                                     =========          =========        =========        =========

      Diluted Earnings per Share                                     $    0.26                n/a              n/a              n/a
                                                                     =========          =========        =========        =========
      Diluted Weighted Average Number of Shares Outstanding             41,303                n/a              n/a              n/a
                                                                     =========          =========        =========        =========

Pro Forma Earnings Per Share (Note 5):
      Basic Earnings per Share                                             n/a          $    0.32        $    0.54        $    0.65
                                                                     =========          =========        =========        =========
      Basic Weighted Average Number of Shares Outstanding                  n/a             41,076           41,246           41,002
                                                                     =========          =========        =========        =========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                              ACUITY BRANDS, INC.
                                 (In thousands)

                                                                                                              SIX MONTHS ENDED
                                                                                                          -------------------------
                                                                                                                FEBRUARY 28,
                                                                                                          -------------------------
                                                                                                            2002             2001
                                                                                                          ---------       ---------
Cash Provided by (Used for) Operating Activities
      Net income                                                                                          $  22,092       $  26,588
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                                     25,930          32,199
           Provision for losses on accounts receivable                                                        1,971           1,706
           (Gain) loss on the sale of property, plant, and equipment                                           (116)            128
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                                 (16,939)         33,854
                Inventories, net                                                                              6,845          (6,071)
                Deferred income taxes                                                                        (3,238)        (18,732)
                Prepayments and other current assets                                                         (6,204)         (2,970)
                Accounts payable and other current liabilities                                               28,064         (37,222)
                Other long-term liabilities                                                                  (9,395)         (6,989)
                                                                                                          ---------       ---------
                      Net Cash Provided by Operating Activities                                              49,010          22,491
                                                                                                          ---------       ---------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                           (16,456)        (28,623)
      Sale of property, plant, and equipment                                                                  1,691             978
      Acquisitions                                                                                          (24,765)             --
      Change in other assets                                                                                  6,821           4,959
                                                                                                          ---------       ---------
           Net Cash Used for Investing Activities                                                           (32,709)        (22,686)
                                                                                                          ---------       ---------

Cash Provided by (Used for) Financing Activities
      Repayments of notes payable, net                                                                      (12,052)          1,081
      Issuances of commercial paper, net (less than 90 days)                                                     --          27,581
      Issuances of commercial paper (greater than 90 days)                                                       --           1,347
      Repayments of commercial paper (greater than 90 days)                                                      --         (10,200)
      Proceeds from credit line, net                                                                         18,700              --
      Repayments of short-term secured borrowings, net                                                       (4,200)             --
      Repayments of long-term debt                                                                           (2,549)           (586)
      Net activity with NSI                                                                                 (18,633)        (11,761)
      Dividends                                                                                              (6,197)             --
                                                                                                          ---------       ---------
           Net Cash (Used for) Provided by Financing Activities                                             (24,931)          7,462
                                                                                                          ---------       ---------

Effect of Exchange Rate Changes on Cash                                                                        (482)             62
                                                                                                          ---------       ---------

Net Change in Cash and Cash Equivalents                                                                      (9,112)          7,329

Cash and Cash Equivalents at Beginning of Period                                                             10,337           1,510
                                                                                                          ---------       ---------

Cash and Cash Equivalents at End of Period                                                                $   1,225       $   8,839
                                                                                                          =========       =========

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                                 $   5,153       $  17,174
      Interest paid during the period                                                                     $  20,381       $  20,911


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              ACUITY BRANDS, INC.
 (Dollar amounts in thousands, except share and per-share data and as indicated)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. ("Acuity" or the "Company") operates in two business segments - lighting equipment and chemicals. Acuity's lighting equipment segment, Acuity Lighting Group, is the largest manufacturer of lighting equipment in North America. It produces and distributes a variety of fluorescent and non-fluorescent fixtures for markets throughout the United States, Canada, Mexico, and overseas. The Company's chemical segment, Acuity Specialty Products, produces and distributes maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

On November 7, 2001, the board of directors of National Service Industries, Inc. ("NSI") approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution ("Distribution" or "Spin-off") of 100% of the outstanding shares of common stock of Acuity, at that time a wholly-owned subsidiary of NSI owning and operating its lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held at that date, and on November 30, 2001, Acuity became a separate, stand-alone company which wholly owns all subsidiaries comprising the lighting equipment and chemicals businesses. Upon completion of the Distribution, NSI retained its textile rental and envelope businesses.

The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present Acuity's financial position, results of operations, and cash flows as derived from NSI's historical financial statements. All material intercompany transactions between the entities included in Acuity's financial statements have been eliminated. Acuity has been allocated certain NSI corporate assets, liabilities, and expenses based on an estimate of the proportion of such amounts allocable to Acuity, utilizing such factors as total revenues, employee headcount, and other relevant factors. Acuity believes these allocations have been made on a reasonable basis. Acuity believes all amounts allocated to Acuity are a reasonable representation of the costs that would have been incurred if Acuity had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, Acuity and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined Acuity's relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided. For additional information related to these agreements, refer to the exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2001.

The interim consolidated financial statements included herein have been prepared by the Company without audit and the balance sheet as of August 31, 2001 has been derived from audited statements. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2002, the consolidated results of operations for the three and six months ended February 28, 2002 and 2001, and the consolidated cash flows for the six months ended February 28, 2002 and 2001. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the combined financial statements of Acuity as of and for the three years ended August 31, 2001 and notes thereto included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 9, 2001 (the "Form 10").

The results of operations for the three and six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because the Company's net sales and income are generally higher in the second half of its fiscal year and because of the uncertainty of general economic conditions.

For a discussion of certain risks and uncertainties related to the Distribution (including, without limitation, the risk that the Distribution could be challenged in court by creditors of NSI), see the disclosure under the caption "Risk Factors" set forth on pages 9 to 18 of the Information Statement attached as an exhibit to the Form 10, which disclosure is incorporated herein by reference.

For additional information related to the businesses retained by NSI and NSI's financial position, results of operations, and litigation, investors should consult NSI's periodic filings with the Securities and Exchange Commission.

2.       RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 effective September 1, 2001. As a result, the amortization of existing goodwill and intangibles with indefinite useful lives ceased on August 31, 2001, which will result in an estimated decrease in amortization expense of approximately $11,700 during fiscal 2002.

Summarized information for the Company's acquired intangible assets is as follows:

                                                      February 28, 2002                     August 31, 2001
                                             ---------------------------------     -------------------------------
                                             Gross Carrying        Accumulated     Gross Carrying      Accumulated
                                                 Amount           Amortization         Amount         Amortization
                                             --------------       ------------     --------------     ------------
Amortized intangible assets
  Trade names and trademarks                     $  13,030         $  (1,129)         $  13,030         $    (912)
  Distribution network                              53,000            (4,563)            53,000            (3,681)
  Other                                             17,083            (7,275)            20,470            (6,889)
                                                 ---------         ---------          ---------         ---------
       Total                                     $  83,113         $ (12,967)         $  86,500         $ (11,482)
                                                 =========         =========          =========         =========

Unamortized intangible assets
  Trade names                                    $  65,014                            $ 62,563
                                                 ---------                            --------
       Total                                     $  65,014                            $ 62,563
                                                 =========                            ========

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $2,193 and $2,682 related to intangible assets with definite lives in the first six months of fiscal 2002 and fiscal 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:

                                                       Lighting
                                                       Equipment             Chemicals              Total
                                                       ---------             ---------            ---------
Balance as of August 31, 2001                          $ 301,350             $ 30,013             $ 331,363

     Goodwill acquired during the period                   2,739                   --                 2,739
     SFAS 141/142 adoption reclassification                2,692                   --                 2,692
     Other                                                  (661)                (201)                 (862)
                                                       ---------             --------             ---------

Balance as of February 28, 2002                        $ 306,120             $ 29,812             $ 335,932
                                                       =========             ========             =========

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

                                                     Three months ended                    Six months ended
                                                        February 28                          February 28
                                                 ---------------------------          ---------------------------
                                                    2002             2001               2002              2001
                                                 ---------         ---------          ---------         ---------
Reported net income                              $  10,558         $  13,081          $  22,092         $  26,588
Add back: Goodwill amortization                         --             2,658                 --             5,239
Add back: Trade name amortization                       --               334                 --               582
                                                 ---------         ---------          ---------         ---------
Adjusted net income                              $  10,558         $  16,073          $  22,092         $  32,409
                                                 =========         =========          =========         =========

Basic earnings per share*:
Reported net income                              $    0.26         $    0.32          $    0.54         $    0.65
Add back: Goodwill amortization                         --              0.06                 --              0.13
Add back: Trade name amortization                       --              0.01                 --              0.01
                                                 ---------         ---------          ---------         ---------
Adjusted earnings per share                      $    0.26         $    0.39          $    0.54         $    0.79
                                                 =========         =========          =========         =========

* Earnings per share for the six months ended February 28, 2002 and all periods in 2001 are pro forma. See note 5 for additional information.

The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis, which could have an adverse effect on the Company's consolidated financial statements if these assets are deemed impaired.

3.       BUSINESS SEGMENT INFORMATION

                                                                                    DEPRECIATION         CAPITAL
                                                                                        AND            EXPENDITURES
                                                    NET            OPERATING        AMORTIZATION          AND
THREE MONTHS ENDED FEBRUARY 28, 2002               SALES            PROFIT            EXPENSE          ACQUISITIONS
                                                 ---------         ---------        ------------      -------------
Lighting Equipment                               $ 352,788         $  22,161          $  10,974         $   4,635
Chemicals                                          115,457             8,172              2,000             1,214
Corporate                                               --            (3,117)               200                40
                                                 ---------         ---------          ---------         ---------
Total                                            $ 468,245         $  27,216          $  13,174         $   5,889
                                                 =========         =========          =========         =========

                                                                                    DEPRECIATION         CAPITAL
                                                                                        AND            EXPENDITURES
                                                    NET            OPERATING        AMORTIZATION          AND
THREE MONTHS ENDED FEBRUARY 28, 2001               SALES            PROFIT            EXPENSE          ACQUISITIONS
                                                 ---------         ---------        ------------      -------------
Lighting Equipment                               $ 349,096         $  28,338          $  13,549         $  14,804
Chemicals                                          122,187            10,350              2,919             2,370
Corporate                                               --            (3,951)               158               100
                                                 ---------         ---------          ---------         ---------
Total                                            $ 471,283         $  34,737          $  16,626         $  17,274
                                                 =========         =========          =========         =========

                                                                                    DEPRECIATION         CAPITAL
                                                                                        AND            EXPENDITURES
                                                    NET            OPERATING        AMORTIZATION          AND
SIX MONTHS ENDED FEBRUARY 28, 2002                 SALES            PROFIT            EXPENSE          ACQUISITIONS
                                                 ---------         ---------        ------------      -------------
Lighting Equipment                               $ 716,898         $  47,094          $  21,488         $  38,695
Chemicals                                          233,038            15,017              4,054             2,484
Corporate                                               --            (5,774)               388                42
                                                 ---------         ---------          ---------         ---------
Total                                            $ 949,936         $  56,337          $  25,930         $  41,221
                                                 =========         =========          =========         =========

                                                                                    DEPRECIATION         CAPITAL
                                                                                        AND            EXPENDITURES
                                                    NET            OPERATING        AMORTIZATION          AND
SIX MONTHS ENDED FEBRUARY 28, 2001                 SALES            PROFIT            EXPENSE          ACQUISITIONS
                                                 ---------         ---------        ------------      -------------
Lighting Equipment                               $ 726,490         $  61,614          $  26,132         $  23,695
Chemicals                                          247,439            16,887              5,766             4,497
Corporate                                               --            (8,430)               301               431
                                                 ---------         ---------          ---------         ---------
Total                                            $ 973,929         $  70,071          $  32,199         $  28,623
                                                 =========         =========          =========         =========

                                                              Total Assets
                                                    ----------------------------------
                                                    February 28,            August 31,
                                                      2002                     2001
                                                    -----------            -----------
Lighting Equipment                                  $ 1,098,924            $ 1,082,676
Chemicals                                               210,564                211,579
                                                    -----------            -----------
                                                      1,309,488              1,294,255
Corporate                                                31,348                 36,320
                                                    -----------            -----------
Total                                               $ 1,340,836            $ 1,330,575
                                                    ===========            ===========

4.       INVENTORIES

Major classes of inventory as of February 28, 2002 and August 31, 2001 were as follows:

                                                    February 28,            August 31,
                                                      2002                     2001
                                                    -----------            -----------
Raw Materials and Supplies                          $    78,434            $    85,208
Work-in-Process                                          22,612                 18,262
Finished Goods                                          113,856                107,313
                                                    -----------            -----------
Total                                               $   214,902            $   210,783
                                                    ===========            ===========

Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market.

5.       EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE (UNAUDITED)

The Company accounts for earnings per share using Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity stock did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share is not presented.

The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended February 28, 2002 and pro forma basic earnings per common share for the six months ended February 28, 2002 and the three and six months ended February 28, 2001:

                                                                                                         PRO FORMA
                                                                                           ---------------------------------------
                                                                             Three          Three
                                                                             Months         Months
                                                                              Ended          Ended            Six Months Ended
                                                                           ------------   ------------   --------------------------
                                                                           February 28,   February 28,   February 28,  February 28,
                                                                              2002           2001           2002          2001
                                                                           ------------   ------------   ------------  ------------
Basic earnings per common share:
    Net income                                                              $  10,558      $  13,081      $  22,092      $  26,588
    Basic weighted average shares outstanding (in thousands)                   41,273         41,076         41,246         41,002
                                                                            ---------      ---------      ---------      ---------
    Basic earnings per common share                                         $    0.26      $    0.32      $    0.54      $    0.65
                                                                            =========      =========      =========      =========

Diluted earnings per common share:
    Net income                                                              $  10,558
    Basic weighted average shares outstanding (in thousands)                   41,273
       Add - Unvested restricted stock (in thousands)                              30
                                                                            ---------
    Diluted weighted average shares outstanding (in thousands)                 41,303
                                                                            ---------

    Diluted earnings per common share                                       $    0.26
                                                                            =========

6.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three and six months ended February 28, 2002 and 2001 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                                   Three Months Ended                     Six Months Ended
                                                                       February 28                           February 28
                                                               ---------------------------          ---------------------------
                                                                 2002              2001               2002               2001
                                                               ---------         ---------          ---------         ---------
Net income                                                     $  10,558         $  13,081          $  22,092         $  26,588
Foreign currency translation adjustments                          (1,897)             (499)            (2,449)           (3,017)
                                                               ---------         ---------          ---------         ---------
       Comprehensive Income                                    $   8,661         $  12,582          $  19,643         $  23,571
                                                               =========         =========          =========         =========

7.       STOCKHOLDERS' EQUITY

Upon completion of the Distribution on November 30, 2001, Acuity became an independent company owned by the NSI shareholders of record as of November 16, 2001. Prior to November 30, 2001, Acuity and the subsidiaries comprising the lighting equipment and chemicals businesses were wholly owned by NSI. Accordingly, prior to November 30, 2001, stockholders' equity was comprised of NSI's investment in these subsidiaries. Beginning on November 30, 2001 stockholders' equity reflects the outstanding stock, paid-in capital, and other stockholders' equity items of Acuity and its wholly owned subsidiaries.

Pursuant to the employee benefits agreement, NSI stock options held by Acuity's employees were converted to, and replaced by, Acuity stock options at the time of the Distribution. Acuity multiplied the number of shares purchasable under each converted stock option by a ratio determined at the time of the Distribution, based on the respective fair values of NSI and Acuity, and divided the exercise price per share of each option by the same ratio. Fractional shares were rounded down to the nearest whole number of shares. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense will result from the replacement of the options. At February 28, 2002, Acuity employees held 7,152,200 stock options with exercise prices ranging from $13.80 to $39.83.

At February 28, 2002, approximately 221,000 shares of Acuity common stock were subject to restricted stock awards held by Acuity's officers and other key employees. The restricted shares are granted in 20 percent increments when the Company's stock price equals or exceeds certain stock price targets for thirty consecutive calendar days. Granted shares vest ratably in four equal annual installments beginning one year from the date of grant. At the time of the Distribution and in accordance with the employee benefits agreement, each Acuity employee holding outstanding shares of NSI restricted stock that had reached a vesting start date received a dividend of one Acuity restricted share for each NSI restricted share held.

8.       SECURED BORROWINGS

In May 2001, NSI entered into a three-year agreement (the "Receivables Facility") to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemicals segments. Effective November 30, 2001, Acuity assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $225.1 million at February 28, 2002. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

9.       ACQUISITION

During fiscal 2002, Acuity acquired certain assets and assumed certain liabilities of the American Electric Lighting(R) and Dark-to-Light(R) product lines of the Thomas & Betts Corporation for approximately $24.8 million in cash. The preliminary allocation of the purchase price resulted in additional goodwill of approximately $2.7 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting(R) and Dark-to-Light(R). The Company will not amortize these trade names as the Company believes the useful lives are indefinite. The acquisition will provide the lighting equipment segment with scale in the utility and transportation infrastructure markets and will add breadth to the Company's current utility offerings in high-end decorative street and area lighting.

10.      COMMITMENTS AND CONTINGENCIES

Litigation

Acuity is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on Acuity's financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on Acuity's results of operations in future periods. Acuity establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. Acuity's litigation reserves are immaterial for all periods presented. The actual costs of resolving legal claims may be substantially higher than that reserved.

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

Acuity establishes reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. Acuity's environmental reserves, for all periods presented, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

11.      LONG-TERM DEBT

At February 28, 2002, Acuity's $240.0 million, 364-day committed credit facility was scheduled to mature in October 2002. This facility contained financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility were based on the LIBOR rate or other rates, at Acuity's option. Acuity paid an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt.

In April 2002, Acuity entered into a new financing agreement which replaced the Company's $240.0 million, 364-day committed credit facility. This new credit facility which has two components allows for borrowings of up to $205.0 million. The first component is a 364-day committed credit facility of $102.5 million, which is scheduled to mature in April 2003. The second component is a three-year credit facility of $102.5 million and is scheduled to mature in April 2005. Accordingly, $102.5 million of outstanding borrowings under the three-year credit facility were reclassified as long-term in the accompanying "Consolidated Balance Sheet" at February 28, 2002. The combined facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the new facility are based on the LIBOR rate plus a margin contingent on the Company's credit rating for unsecured long-term public debt and leverage ratio. Acuity will pay an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt. None of the Company's existing debt instruments include provisions that would require an acceleration of repayments based on changes in the Company's credit rating.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Acuity Brands, Inc. ("Acuity" or the "Company") operates in two business segments - lighting equipment and chemicals. Acuity's lighting equipment segment, Acuity Lighting Group, is the largest manufacturer of lighting equipment in North America. It produces and distributes a variety of fluorescent and non-fluorescent fixtures for markets throughout the United States, Canada, Mexico, and overseas. The Company's chemical segment, Acuity Specialty Products, produces and distributes maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

SEPARATION FROM NATIONAL SERVICE INDUSTRIES, INC. (NSI)

On November 7, 2001, the board of directors of National Service Industries, Inc. ("NSI") approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution ("Distribution") of 100% of the outstanding shares of common stock of Acuity, at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held at that date.

Acuity's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the businesses transferred to Acuity from NSI as part of the Distribution. The financial information included in this filing, however, is not necessarily indicative of what Acuity's results of operations or financial position would have been had it operated as an independent company during periods prior to the second quarter of fiscal 2002, nor is it necessarily indicative of its future performance as an independent company.

All material intercompany transactions between the entities included in Acuity's consolidated financial statements have been eliminated. Acuity has been allocated certain NSI corporate assets, liabilities, and expenses based on an estimate of the proportion of such amounts allocable to Acuity, utilizing such factors as total revenues, employee headcount, and other relevant factors. Acuity believes these allocations have been made on a reasonable basis. Acuity believes all amounts allocated to Acuity are a reasonable representation of the costs that would have been incurred if Acuity had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, Acuity and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined Acuity's relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement.

CRITICAL ACCOUNTING POLICIES

Acuity's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires Acuity to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Acuity reviews its estimates on a regular basis including those related to product returns, bad debts, inventories, long-lived and intangible assets and goodwill, self-insurance, litigation, and environmental matters. Acuity's estimates are based on historical experience and other assumptions management believes are reasonable under current circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

Acuity believes the following represent its critical accounting policies:

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 generally requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred or services have been rendered; (3) the seller's price is fixed or determinable; and (4) collectibility is reasonably assured.

SAB 101 requires management to reliably estimate product returns and future collections. Acuity monitors product returns and records a provision for the estimated amount of future returns based on historical experience and specific notification of pending returns. Although historical product returns have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on our operating results in future periods.

Allowance for Doubtful Accounts

Acuity monitors accounts receivable, historical bad debts, and changes in customer payment trends to evaluate the adequacy of our allowance for doubtful accounts. Although historical credit losses have been within expectations, there can be no assurance that future credit losses will not exceed historical amounts. A significant increase in credit losses could have a material adverse impact on our operating results in future periods.

Inventories

Acuity records inventory at the lower of cost (on a first-in, first-out basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could have a material adverse impact on our operating results in the period the change occurs.

Long-lived and Intangible Assets and Goodwill

Acuity reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows estimated to be generated from an asset are not sufficient to recover the unamortized balance. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flow of each of our businesses. Acuity is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis, which could have a material adverse effect on the Company's consolidated financial statements if these assets are deemed impaired.

Self-Insurance

It is the Company's policy to self insure for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers' compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

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

RESULTS OF OPERATIONS

Acuity generated sales of $468.2 million and $949.9 million in the three and six months ended February 28, 2002, respectively, compared to sales of $471.3 million and $973.9 million, respectively, reported in the previous year. Excluding sales associated with the acquisition of the American Electric Lighting(R) and Dark-to-Light(R) product lines, which was completed in October 2001, and sales associated with the French and Australian operations of the chemical segment, which were divested in the third quarter of fiscal 2001, sales decreased 4.2 percent and 4.7 percent for the three and six months ended February 28, 2002, respectively. The quarter-to-date and year-to-date decreases were primarily due to lower sales volumes, product mix changes, and pricing pressures caused by the continued weak economic environment.

Operating profit of $27.2 million and $56.4 million for the three and six months ended February 28, 2002, respectively, was down from $34.7 million and $70.1 million in the respective prior year periods. The decline in operating profit was primarily due to lost contribution margin on lower sales, higher insurance costs, and greater expenses associated with investments in certain sales and marketing programs. These items were partially offset by previously implemented cost containment programs, profit improvement initiatives, the divestiture of the French and Australian operations, which historically operated at a loss, and the adoption of a new accounting standard that eliminated the amortization of goodwill and certain intangibles.

Net income decreased 19.3 percent from $13.1 million, $0.32 per share, during the second quarter of fiscal 2001 to $10.6 million, $0.26 per share, during the second quarter of fiscal 2002. On a year-to-date basis, net income declined $4.5 million from $26.6 million to $22.1 million. Net interest expense was $10.2 million and $20.7 million for the three and six months ended February 28, 2002, respectively, down $2.8 million and $5.1 million, respectively, from the prior year primarily due to lower interest rates.

Acuity Lighting Group

The lighting equipment segment reported sales of $352.8 million for the second quarter compared to $349.1 million in the prior year. On a year-to-date basis, sales declined 1.3 percent from $726.5 million to $716.9 million. Excluding sales associated with the acquisition of the American Electric Lighting(R) and Dark-to-Light(R) product lines, which was completed in October 2001, sales would have declined 5.5 percent for the quarter and 5.9 percent for the six months ended February 28, 2002. In general, the drop in sales of the lighting segment was primarily due to the weak economic environment. This resulted in reduced shipments across most major product lines, lower selling prices for certain products due to competition for available business, and changes in product mix. Operating profit in the lighting segment was $22.2 million and $47.1 million for the three and six months ended February 28, 2002, respectively, compared to $28.3 million and $61.6 million, respectively, in the prior year. The decline in operating profit was primarily due to the lost contribution margin on the lower sales and increased non-discretionary costs such as medical and property insurance. These items were partially offset by reduced costs resulting from numerous profit improvement initiatives. Operating profit was not materially impacted in the quarter by the addition of the American Electric Lighting and Dark-to-Light product lines. Additionally, operating profit benefited by approximately $2.5 million in the second quarter of 2002 as a result of the adoption of a new accounting standard related to the amortization of goodwill and certain intangibles.

Acuity Specialty Products

Chemicals segment sales were $115.5 million and $233.0 million for the three and six months ended February 28, 2002, respectively, down 5.5 percent and 5.8 percent, respectively, from the prior year. Excluding sales of the French and Australian operations, which were divested in the third quarter of fiscal 2001, sales were essentially flat with the prior year as decreases in sales in the industrial and institutional channels primarily due to the weak economic environment were mostly offset by increased sales in the retail channel. Sales increased in the retail channel primarily due to greater penetration of mass retailers. Operating profit of $8.2 million and $15.0 million for the three and six months ending February 28, 2002, respectively, was down $2.2 million and $1.9 million, respectively, compared to a year ago. Cost reduction initiatives in the segment were more than offset by increased costs for certain non-discretionary expenses and greater expenses associated with investments made to enhance the segment's sales force capabilities in selected strategic markets. Additionally, the segment benefited from the divestiture of the French and Australian operations, which historically operated at a loss, and the elimination of approximately $0.4 million of goodwill and intangible amortization in the second quarter of 2002.

Corporate

For the three and six months ending February 28, 2002, corporate expenses declined $0.8 million and $2.7 million, respectively, from the prior year due to various items including the reorganization of the corporate staff.

Outlook

Although the Company remains optimistic about the long-term potential of the solid businesses that comprise Acuity, management is cautious about the near term results due to uncertainty in the economic environment. Accordingly, management expects the full year earnings to be in the range of $1.10 to $1.30 per share. Acuity will continue to aggressively pursue initiatives that are expected to reduce costs, improve customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels.

LIQUIDITY AND CAPITAL RESOURCES

Acuity's primary sources of liquidity during the six months ended February 28, 2002 and 2001 were available cash balances, cash flows from operations, and borrowings under the Company's credit facilities and secured financing arrangement. The primary uses of cash during these periods related to investments in property, plant, and equipment and transactions with NSI. During fiscal 2002, Acuity also used funds to acquire the American Electric Lighting(R) and Dark-to-Light(R) product lines of the Thomas & Betts Corporation ("American Electric") and to make dividend payments.

The Company generated $49.0 million in cash flow from operations during the first six months of fiscal 2002 compared with $22.5 million during the respective period of the prior year. Fiscal 2002 operating cash flow was higher primarily as a result of lower working capital requirements offset partially by lower net income. Improvements in working capital, excluding the impact of the acquisition of American Electric, were primarily due to a reduction of inventory and higher accounts payable and other current liabilities, partially offset by an increase in accounts receivable. Inventory decreased primarily as a result of more efficient production at certain facilities. The increase in accounts payable and other current liabilities primarily related to modifications in payment terms to certain vendors. Accounts receivable increased primarily due to the acquisition of American Electric and slightly higher sales in certain channels which generally have more lenient payment terms.

Investing activities used cash of $32.7 million versus $22.7 million in the prior year. The change in investing cash flows related primarily to cash used for the acquisition of American Electric partially offset by a decrease in purchases of property, plant, and equipment. Capital expenditures during fiscal 2002 totaled $16.5 million compared to $28.6 million in the first half of last year. The decrease in capital expenditures was primarily due to the elimination or delay of certain projects as a result of decreased demand caused by the current economic environment. Capital expenditures in the lighting equipment segment related primarily to manufacturing upgrades and improvements. In the chemicals segment, capital expenditures were associated with manufacturing and computer equipment.

Debt as of February 28, 2002 was $608.7 million, essentially flat with August 31, 2001 and down $34.9 million from the end of the first quarter. The decrease in borrowings during the second quarter primarily related to improvements in operating cash flow as a result of reductions in working capital noted above and the use of available cash balances for debt reduction. The reduction in borrowings during the second quarter was offset in the first quarter primarily by cash used for the acquisition of American Electric.

At February 28, 2002, Acuity's $240.0 million, 364-day committed credit facility was scheduled to mature in October 2002. This facility contained financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility were based on the LIBOR rate or other rates, at Acuity's option. Acuity paid an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt.

In April 2002, Acuity entered into a new financing agreement which replaced the Company's $240.0 million, 364-day committed credit facility. This new credit facility which has two components allows for borrowings of up to $205.0 million. The first component is a 364-day committed credit facility of $102.5 million, which is scheduled to mature in April 2003. The second component is a three-year credit facility of $102.5 million and is scheduled to mature in April 2005. Accordingly, $102.5 million of outstanding borrowings under the three-year credit facility were reclassified as long-term in the accompanying "Consolidated Balance Sheet" at February 28, 2002. The combined facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the new facility are based on the LIBOR rate plus a margin contingent on the Company's credit rating for unsecured long-term public debt and leverage ratio. Acuity will pay an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt. None of the Company's existing debt instruments include provisions that would require an acceleration of repayments based on changes in the Company's credit rating.

The Company's ongoing liquidity will depend upon a number of factors including available cash resources and cash flows from operations. While the Company believes it has sufficient liquidity including availability under its current financing arrangements, the Company expects to enter into additional long-term financing arrangements in order to provide the Company additional liquidity. Proceeds generated from any additional long-term financing arrangements will be used to reduce outstanding borrowings under the credit facility.

Legal Proceedings

For information concerning legal proceedings, see footnote 10 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see footnote 10 to the financial statements included in this filing.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks that may impact its Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows due to changing interest rates and foreign exchange rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding the Company's market risks.

Interest Rates- Interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings and amounts outstanding under Acuity's credit line, amounted to $248.4 million at February 28, 2002. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at February 28, 2002 would result in additional annual after-tax interest expense of approximately $0.4 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the publicly traded notes, the Company's primary fixed-rate debt, a 10 percent increase in effective market interest rates at February 28, 2002 would decrease the fair value of these notes to approximately $363.0 million.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) future earnings;
(b) the impact on the Company's operations of initiatives that are expected to reduce costs, improve customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; and (c) the Company's ongoing liquidity. A variety of risks and uncertainties could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, interest rate changes, and fluctuations in commodity and raw material prices or foreign currency rates; (b) unexpected developments and outcomes in the Company's legal and environmental proceedings;
(c) the risk that projected future cash flows from operations are not realized;
(d) the impact of competition; (e) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; and (f) the Company's ability to realize the anticipated benefits of initiatives related to increased productivity, new product development, technological advances, cost synergies, sourcing, decreases in net working capital, and the achievement of sales growth across the business segments.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see footnote 10 to the financial statements included in this filing.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits are listed on the Index to Exhibits (page 20).

(b) An 8-K was filed on December 14, 2001 related to the completion of the distribution of the common stock of Acuity Brands, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ACUITY BRANDS, INC.
                                                      REGISTRANT

                                        /s/ Kenyon W. Murphy
DATE: April 12, 2002                   ----------------------------------------
                                                   KENYON W. MURPHY
                                              SENIOR VICE PRESIDENT AND
                                                   GENERAL COUNSEL


                                        /s/ Vernon J. Nagel
DATE: April 12, 2002                   ----------------------------------------
                                                   VERNON J. NAGEL
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

EXHIBIT 10(i)A   (1)    364-Day Revolving Credit Agreement dated as     Filed with the Commission as
                        of April 8, 2002, among Acuity Brands,          part of this Form 10-Q.
                        Inc., the Subsidiary Borrowers from time to
                        time parties hereto, the Lenders, from time
                        to time parties hereto, Bank One, NA as
                        Administrative Agent, and Wachovia Bank,
                        N.A., as Syndication Agent.

                 (2)    3-Year Revolving Credit Agreement, dated as     Filed with the Commission as
                        of April 8, 2002, among Acuity Brands,          part of this Form 10-Q.
                        Inc., the Subsidiary Borrowers from time to
                        time parties hereto, Bank One, NA as
                        Administrative Agent, and Wachovia Bank,
                        N.A., as Syndication Agent.
