Form 10-Q
period 2002-05-31
ACUITY BRANDS INC
filed 2002-07-12
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 001-16583

ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2632672 (I.R.S. Employer Identification Number)

1170 Peachtree Street, N.E., Atlanta, Georgia	30309

(Address of principal executive offices)	(Zip Code)

(404) 853-1400

(Registrant’s telephone number, including area code)

None

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

Yes [X]                     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $0.01 Par Value – 41,378,417 shares as of June 30, 2002.

ACUITY BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

ACUITY BRANDS, INC.
(In thousands, except share and per-share data)

	May 31,	August 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$976	$10,337
Receivables, less allowance for doubtful accounts of $9,218 at May 31, 2002 and $8,195 at August 31, 2001	313,160	297,762
Inventories	213,985	210,783
Deferred income taxes	16,656	16,326
Prepayments and other current assets	19,929	23,908

Total Current Assets	564,706	559,116

Property, Plant, and Equipment, at cost:
Land	15,212	16,009
Buildings and leasehold improvements	163,832	161,779
Machinery and equipment	338,357	326,160

Total Property, Plant, and Equipment	517,401	503,948
Less-Accumulated depreciation and amortization	274,435	255,525

Property, Plant, and Equipment, net	242,966	248,423

Other Assets:
Goodwill and other intangibles	471,009	468,944
Other	54,671	54,092

Total Other Assets	525,680	523,036

Total Assets	$1,333,352	$1,330,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$298	$357
Revolving credit facility	—	105,000
Short-term secured borrowings	132,500	105,100
Notes payable	13,526	24,666
Accounts payable	136,495	108,380
Accrued salaries, commissions, and bonuses	33,899	36,070
Other accrued liabilities	81,415	62,494

Total Current Liabilities	398,133	442,067

Long-Term Debt, less current maturities	429,251	373,707

Deferred Income Taxes	28,281	31,759

Self-Insurance Reserves, less current portion	15,208	14,350

Other Long-Term Liabilities	71,838	85,394

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
NSI investment	—	400,296
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,346,730 shares issued and outstanding	413	—
Paid-in capital	395,364	—
Retained earnings	12,730	—
Unearned compensation on restricted stock	(554)	—
Accumulated other comprehensive income items	(17,312)	(16,998)

Total Stockholders’ Equity	390,641	383,298

Total Liabilities and Stockholders’ Equity	$1,333,352	$1,330,575

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

ACUITY BRANDS, INC.
(In thousands, except per-share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	May 31,		May 31,

	2002	2001	2002	2001

Net sales	$507,576	$503,132	$1,457,512	$1,477,061
Costs and Expenses:
Cost of products sold	300,153	287,962	866,562	845,063
Selling and administrative expenses	173,304	170,178	498,191	507,967
Interest expense, net	10,289	11,953	30,993	37,710
Amortization expense	1,107	4,632	3,300	13,521
Loss on sale of businesses	—	14,557	—	14,557
Other income, net	(783)	(324)	(673)	(245)

Total Costs and Expenses	484,070	488,958	1,398,373	1,418,573

Income before Provision for Income Taxes	23,506	14,174	59,139	58,488
Provision for Income Taxes	8,935	6,658	22,476	24,384

Net Income	$14,571	$7,516	$36,663	$34,104

Earnings Per Share:
Basic Earnings per Share	$0.35	n/a	n/a	n/a

Basic Weighted Average Number of Shares Outstanding	41,308	n/a	n/a	n/a

Diluted Earnings per Share	$0.35	n/a	n/a	n/a

Diluted Weighted Average Number of Shares Outstanding	41,919	n/a	n/a	n/a

Pro Forma Earnings Per Share:
Basic Earnings per Share	n/a	$0.18	$0.89	$0.83

Basic Weighted Average Number of Shares Outstanding	n/a	41,119	41,267	41,039

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

ACUITY BRANDS, INC.
(In thousands)

	NINE MONTHS ENDED

	MAY 31,

	2002	2001

Cash Provided by (Used for) Operating Activities:
Net income	$36,663	$34,104
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	39,222	48,584
Provision for losses on accounts receivable	2,982	2,471
Gain on the sale of property, plant, and equipment	(124)	(237)
Loss on sale of businesses	—	14,557
Change in assets and liabilities net of effect of acquisitions and divestitures-
Receivables	(18,711)	27,899
Inventories, net	8,294	3,007
Deferred income taxes	(3,808)	(2,385)
Prepayments and other current assets	2,671	(4,812)
Accounts payable and other current liabilities	41,711	(17,971)
Other long-term liabilities	(10,873)	(4,400)

Net Cash Provided by Operating Activities	98,027	100,817

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(23,872)	(38,326)
Sale of property, plant, and equipment	2,382	1,361
Proceeds from the sale of businesses	—	1,799
Acquisitions	(24,765)	—
Change in other assets	3,053	4,052

Net Cash Used for Investing Activities	(43,202)	(31,114)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(11,140)	(1,595)
Issuances of commercial paper, net (less than 90 days)	—	(107,188)
Issuances of commercial paper (greater than 90 days)	—	1,347
Repayments of commercial paper (greater than 90 days)	—	(10,200)
Repayments of revolving credit facility, net	(46,900)	—
Proceeds from short-term secured borrowings, net	27,400	118,900
Repayments of long-term debt	(2,615)	(826)
Net activity with NSI	(18,633)	(57,176)
Dividends	(12,399)	—
Employee stock purchase plan issuances	415	—

Net Cash Used for Financing Activities	(63,872)	(56,738)

Effect of Exchange Rate Changes on Cash	(314)	(696)

Net Change in Cash and Cash Equivalents	(9,361)	12,269
Cash and Cash Equivalents at Beginning of Period	10,337	1,510

Cash and Cash Equivalents at End of Period	$976	$13,779

Supplemental Cash Flow Information:
Income taxes paid during the period	$6,938	$27,661
Interest paid during the period	$33,137	$33,922

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ACUITY BRANDS, INC.
(Dollar amounts in thousands, except share and per-share data and as indicated)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty chemicals. The lighting equipment segment of the Company (“Acuity Lighting Group”) believes it is the largest manufacturer of lighting equipment in North America. It produces and distributes a variety of fluorescent and non-fluorescent lighting fixtures for markets throughout the United States, Canada, Mexico, and overseas. The specialty chemicals segment of Acuity Brands (“Acuity Specialty Products”) produces and distributes maintenance, sanitation, and water treatment chemicals and other products for numerous customers throughout the United States, Canada, and Western Europe.

On November 7, 2001, the board of directors of National Service Industries, Inc. (“NSI”) approved the spin-off of its lighting equipment and specialty chemicals businesses into a separate publicly traded company (Acuity Brands) with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution” or “Spin-off”) of 100% of the outstanding shares of common stock of Acuity Brands, at that time a wholly-owned subsidiary of NSI owning and operating its lighting equipment and specialty chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date, and on November 30, 2001, Acuity Brands became a separate, stand-alone company which wholly owns all subsidiaries comprising the lighting equipment and specialty chemicals businesses. Upon completion of the Distribution, NSI retained its textile rental and envelope businesses as well as other assets and liabilities not associated with the lighting equipment and specialty chemicals businesses.

The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and for all periods prior to December 1, 2001 present the financial position, results of operations, and cash flows of Acuity Brands as derived from the historical financial statements of NSI. For periods prior to December 1, 2001, Acuity Brands has been allocated certain corporate assets, liabilities, and expenses of NSI based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenues, employee headcount, and other relevant factors. The Company believes these allocations have been made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company. All material intercompany transactions between the entities included in the financial statements of Acuity Brands have been eliminated.

In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. The lease agreement and the put option agreement expired prior to May 31, 2002. Under the tax disaffiliation agreement, Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity Brands will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity Brands may need transitional assistance and support. In addition, under the transition services agreement, the Company has committed to provide surety in the form of standby letters of credit with certain state regulatory authorities to support self-insurance programs related to certain workers’ compensation liabilities of NSI. (See Note 10. Commitments and Contingencies below for a discussion of these surety liabilities.) Management believes the amounts paid or received associated with these services under the transition services agreement are representative of the fair value of the services provided. For additional information related to these agreements, refer to the exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2001.

The interim consolidated financial statements included herein have been prepared by the Company without audit and the balance sheet as of August 31, 2001 has been derived from audited statements. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2002, the consolidated results of operations for the three and nine months ended May 31, 2002 and 2001, and the consolidated cash flows for the nine months ended May 31, 2002 and 2001. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the combined financial statements of Acuity Brands as of and for the three years ended August 31, 2001 and notes thereto included in the Company’s Registration Statement on Form 10 (the “Form 10”) filed with the Securities and Exchange Commission on November 9, 2001.

The results of operations for the three and nine months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2.     RECENT ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 effective September 1, 2001. As a result, the amortization of existing goodwill and intangibles with indefinite useful lives ceased on August 31, 2001, which will result in an estimated decrease in amortization expense of approximately $11,700 during fiscal 2002.

Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,240)	$13,030	$(912)
Distribution network	53,000	(5,006)	53,000	(3,681)
Other	17,083	(7,827)	20,470	(6,889)

Total	$83,113	$(14,073)	$86,500	$(11,482)

Unamortized intangible assets:
Trade names	$65,014		$62,563

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $3,300 and $4,385 related to intangible assets with definite lives in the first nine months of fiscal 2002 and fiscal 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:

	Lighting	Specialty
	Equipment	Chemicals	Total

Balance as of August 31, 2001	$301,350	$30,013	$331,363
Goodwill acquired during the period	2,956	—	2,956
SFAS 141/142 adoption reclassification	2,692	—	2,692
Other	(78)	22	(56)

Balance as of May 31, 2002	$306,920	$30,035	$336,955

The lighting equipment and specialty chemicals segments each tested goodwill and intangible assets with indefinite useful lives for impairment during the first quarter of 2002 as required by SFAS 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This process did not result in an impairment to be recorded upon the adoption of SFAS 142 as of September 1, 2001.

Prior to the adoption of SFAS 142, $3,460 of goodwill associated with a 1969 acquisition was not amortized. Remaining amounts of goodwill ($327,903 at August 31, 2001) were amortized over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net income would have been affected as follows:

	Three months ended		Nine months ended
	May 31		May 31

	2002	2001	2002	2001

Reported net income	$14,571	$7,516	$36,663	$34,104
Add back: Goodwill amortization	—	2,519	—	7,758
Add back: Trade name amortization	—	161	—	743

Adjusted net income	$14,571	$10,196	$36,663	$42,605

Basic earnings per share*:
Reported net income	$0.35	$0.18	$0.89	$0.83
Add back: Goodwill amortization	—	0.06	—	0.19
Add back: Trade name amortization	—	—	—	0.01

Adjusted net income	$0.35	$0.24	$0.89	$1.03

*Earnings per share for the nine months ended May 31, 2002 and all periods in 2001 are pro forma. See Note 5 for additional information.

The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis, which could have an adverse effect on the Company’s consolidated financial statements if these assets are deemed impaired.

3.     BUSINESS SEGMENT INFORMATION

				Capital
	Net		Depreciation and	Expenditures and
Three Months Ended May 31, 2002	Sales	Operating Profit	Amortization	Acquisitions

Lighting Equipment	$375,960	$24,290	$11,034	$3,865
Specialty Chemicals	131,616	13,695	2,052	3,225
Corporate	—	(4,190)	206	326

Total	$507,576	$33,795	$13,292	$7,416

				Capital
	Net		Depreciation and	Expenditures and
Three Months Ended May 31, 2001	Sales	Operating Profit	Amortization	Acquisitions

Lighting Equipment	$367,721	$32,056	$13,304	$7,336
Specialty Chemicals	135,411	(637)	2,924	2,192
Corporate	—	(5,292)	157	175

Total	$503,132	$26,127	$16,385	$9,703

				Capital Expenditures
	Net		Depreciation and	and
Nine Months Ended May 31, 2002	Sales	Operating Profit	Amortization	Acquisitions

Lighting Equipment	$1,092,858	$71,384	$32,522	$42,560
Specialty Chemicals	364,654	28,712	6,106	5,709
Corporate	—	(9,964)	594	368

Total	$1,457,512	$90,132	$39,222	$48,637

				Capital Expenditures
	Net		Depreciation and	and
Nine Months Ended May 31, 2001	Sales	Operating Profit	Amortization	Acquisitions

Lighting Equipment	$1,094,211	$93,670	$39,436	$31,031
Specialty Chemicals	382,850	16,250	8,690	6,689
Corporate	—	(13,722)	458	606

Total	$1,477,061	$96,198	$48,584	$38,326

	Total Assets

	May 31, 2002	August 31, 2001

Lighting Equipment	$1,081,378	$1,082,676
Specialty Chemicals	221,103	211,579
Corporate	30,871	36,320

Total	$1,333,352	$1,330,575

4. INVENTORIES

Major classes of inventory as of May 31, 2002 and August 31, 2001 were as follows:

	May 31,	August 31,
	2002	2001

Raw Materials and Supplies	$78,388	$85,208
Work-in-Process	24,106	18,262
Finished Goods	111,491	107,313

Total	$213,985	$210,783

Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market.

5.     EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity Brands stock did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share are not presented.

The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended May 31, 2002 and pro forma basic earnings per common share for the nine months ended May 31, 2002 and the three and nine months ended May 31, 2001:

		PRO FORMA

			Nine Months Ended
	Three Months Ended	Three Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Basic earnings per common share:
Net income	$14,571	$7,516	$36,663	$34,104
Basic weighted average shares outstanding (in thousands)	41,308	41,119	41,267	41,039

Basic earnings per common share	$0.35	$0.18	$0.89	$0.83

Diluted earnings per common share:
Net income	$14,571
Basic weighted average shares outstanding (in thousands)	41,308
Add – Shares of common stock issuable upon assumed exercise of dilutive stock options (in thousands)	581
Add – Unvested restricted stock (in thousands)	30

Diluted weighted average shares outstanding (in thousands)	41,919

Diluted earnings per common share	$0.35

6.     COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three and nine months ended May 31, 2002 and 2001 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Net income	$14,571	$7,516	$36,663	$34,104
Foreign currency translation adjustments	2,135	1,241	(314)	(1,776)
Reclassification adjustment for foreign currency translation loss realized in net income as a result of the sale of a foreign entity	—	913	—	913

Comprehensive Income	$16,706	$9,670	$36,349	$33,241

7.     STOCKHOLDERS’ EQUITY

Upon completion of the Distribution on November 30, 2001, Acuity Brands became an independent company owned by the NSI shareholders of record as of November 16, 2001. Prior to November 30, 2001, Acuity Brands (previously and temporarily named L & C Spinco, Inc.) and the subsidiaries comprising the lighting equipment and specialty chemicals businesses were wholly owned by NSI. Accordingly, prior to November 30, 2001, stockholders’ equity was comprised of NSI’s investment in these subsidiaries. Beginning on November 30, 2001 stockholders’ equity reflects the outstanding stock, paid-in capital, and other stockholders’ equity items of Acuity Brands and its wholly owned subsidiaries.

Pursuant to the employee benefits agreement, NSI stock options held by employees of Acuity Brands were converted to, and replaced by, Acuity Brands stock options at the time of the Distribution. Acuity Brands multiplied the number of shares purchasable under each converted stock option by a ratio determined at the time of the Distribution, based on the respective trading prices of NSI and Acuity Brand shares, and divided the exercise price per share of each option by the same ratio. Fractional shares were rounded down to the nearest whole number of shares. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense will result from the replacement of the options. At May 31, 2002, employees and directors of Acuity Brands held 7,256,378 stock options with exercise prices ranging from $13.80 to $39.83.

On June 26, 2002, the board of directors of Acuity Brands declared a quarterly dividend of 15 cents per share payable on August 1, 2002 to shareholders of record on July 17, 2002.

8.     SECURED BORROWINGS

In May 2001, NSI entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty chemicals segments. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $239.4 million at May 31, 2002. Borrowings at May 31, 2002 under the Receivables Facility totaled $132.5 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

9.     ACQUISITION

During fiscal 2002, Acuity Brands acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation for approximately $24.8 million in cash. The preliminary allocation of the purchase price resulted in goodwill of approximately $3.0 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names as the Company believes the useful lives are indefinite. The Company believes that the acquisition will provide the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and will add breadth to Acuity Brands’ current utility offerings in high-end decorative street and area lighting.

10.     COMMITMENTS AND CONTINGENCIES

Litigation
 Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Environmental Matters
 The operations of the Company, like similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

Acuity Brands establishes reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The environmental reserves of Acuity Brands, for all periods presented, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

Certain environmental laws can impose liability regardless of fault. The federal Superfund law is an example of such an environmental law. However, management believes that the liability under Superfund is mitigated by the presence of other parties who will share in the costs associated with the clean up of sites. The extent of liability is determined on a case-by-case basis taking into account many factors, including the number of other parties whose status or activities also subjects them to liability regardless of fault.

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property which Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its properties and adjoining properties and submitted a Compliance Status Report (“CSR”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. Until the EPD responds to the CSR and Acuity Brands evaluates the necessity for and scope of any appropriate clean-up action, Acuity Brands will not be able to determine whether clean up will be required and what the costs of clean up will be.

Standby Letters of Credit
 In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined the future relationships between Acuity Brands and NSI after the Distribution, including a transition services agreement. In addition to other services described in the agreement, the transition services agreement provides that Acuity Brands will, for a fee, provide surety in the form of standby letters of credit with certain state regulatory authorities to support self-insurance programs related to certain workers’ compensation liabilities of NSI as follows:

Period
Beginning	Ending	Letters of Credit

9/1/2001	8/31/2002	$10.4 million
9/1/2002	8/31/2003	$8.0 million
9/1/2003	8/31/2004	$5.0 million
9/1/2004	8/31/2005	$2.0 million

Standby letters of credit provided to state regulatory authorities to support self-insurance programs for workers’ compensation liabilities decrease the amount of credit available on revolving credit facilities. Currently, $10.4 million in availability on the Revolving Credit Facility of Acuity Brands related to these standby letters of credit is unavailable for use by Acuity Brands. Beginning September 1, 2002, this amount will be reduced to $8.0 million. The management of Acuity Brands believes it has sufficient capacity under its Revolving Credit Facility to accommodate this requirement under the transition services agreement.

In the event NSI is unable to fulfill its obligations under certain of its workers’ compensation programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands believes it is unlikely that these letters of credit will be drawn upon.

Risks and Uncertainties Related to the Distribution
 For a discussion of certain risks and uncertainties related to the Distribution (including, without limitation, the risk that the Distribution could be challenged in court by creditors of NSI), see the disclosure under the caption “Risk Factors” set forth on pages 9 to 18 of the Information Statement attached as an exhibit to the Form 10, which disclosure is incorporated herein by reference.

On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity was solvent and adequately capitalized at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity shares (in whole or in part) to NSI or require Acuity to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity would be considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if either incurred debt beyond its ability to repay such debt as it matures. Management believes the probability that the Distribution could be successfully challenged by creditors of NSI is remote.

Various legal claims are pending or may be instituted against NSI or its various operating subsidiaries. Because Acuity Brands and its subsidiaries are separate corporations which did not engage in the activities giving rise to these legal claims, the management of Acuity Brands believes the risk that the assets of the Company could be subject to these claims and liabilities (except those claims and liabilities expressly assumed in the distribution agreement entered into in connection with the Spin-off) is remote.

For additional information related to the businesses retained by NSI and the financial position, results of operations, and litigation of NSI, investors should consult the periodic filings of NSI with the Securities and Exchange Commission.

11.     LONG-TERM DEBT

During the third quarter of 2002, Acuity Brands entered into a new financing agreement (“Revolving Credit Facility”), which replaced the Company’s $240.0 million, 364-day committed credit facility which was due to mature in October 2002. This Revolving Credit Facility, which has two components, allows for borrowings of up to $210.0 million. The first component is a 364-day committed credit facility of $105.0 million, which is scheduled to mature in April 2003. The second component is a three-year credit facility of $105.0 million and is scheduled to mature in April 2005. At May 31, 2002, the Company had $58.1 million in outstanding borrowings under the Revolving Credit Facility, which are classified as long-term in the accompanying “Consolidated Balance Sheet”. The Revolving Credit Facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the Revolving Credit Facility are based on the LIBOR rate plus a margin contingent on the Company’s credit rating for unsecured long-term public debt and a leverage ratio. Acuity Brands will pay an annual fee on the commitment based on the Company’s credit rating for unsecured long-term public debt. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty chemicals. The lighting equipment segment of the Company (“Acuity Lighting Group”) believes it is the largest manufacturer of lighting equipment in North America. It produces and distributes a variety of fluorescent and non-fluorescent lighting fixtures for markets throughout the United States, Canada, Mexico, and overseas. The specialty chemicals segment of Acuity Brands (“Acuity Specialty Products”) produces and distributes maintenance, sanitation, and water treatment chemicals and other products for customers throughout the United States, Canada, and Western Europe.

Separation from National Service Industries, Inc. (NSI)

On November 7, 2001, the board of directors of National Service Industries, Inc. (“NSI”) approved the spin-off of its lighting equipment and specialty chemicals businesses into a separate publicly traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The financial statements of Acuity Brands have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the businesses transferred to Acuity Brands from NSI as part of the Distribution. The financial information included in this filing, however, is not necessarily indicative of what Acuity Brands’ results of operations or financial position would have been had it operated as an independent company during the periods prior to the second quarter of fiscal 2002, nor is it necessarily indicative of its future performance as an independent company.

All material intercompany transactions between the entities included in Acuity Brands’ consolidated financial statements have been eliminated. For all periods prior to December 1, 2001, Acuity Brands has been allocated certain NSI corporate assets, liabilities, and expenses based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenues, employee headcount, and other relevant factors. Acuity Brands believes these allocations have been made on a reasonable basis. Acuity Brands believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company.

In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined Acuity Brands’ relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. As part of the transition services agreement, the Company committed to provide surety to support NSI’s self-insurance of certain workers’ compensation programs. The lease agreement and the put option agreement expired prior to May 31, 2002.

Critical Accounting Policies

The financial statements of Acuity Brands have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Acuity Brands reviews its estimates on a regular basis including, but not limited to, those related to product returns, bad debts, inventories, long-lived and intangible assets and goodwill, self-insurance, litigation, and environmental matters. Estimates made by the Company are based on historical experience and other assumptions management believes are reasonable under current circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

Acuity Brands believes the following represent its critical accounting policies:

Revenue Recognition
 The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 generally requires that the following four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

SAB 101 requires management to reliably estimate product returns and future collections. Acuity Brands monitors product returns and records a provision for the estimated amount of future returns based on historical experience and specific notification of pending returns. Although historical product returns have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on our operating results in future periods.

Allowance for Doubtful Accounts
 Acuity Brands monitors accounts receivable, historical bad debts, and changes in customer payment trends to evaluate the adequacy of our allowance for doubtful accounts. Although historical credit losses have been within expectations, there can be no assurance that future credit losses will not exceed historical amounts. A significant increase in credit losses could have a material adverse impact on our operating results in future periods.

Inventories
 Acuity Brands records inventory at the lower of cost (on a first-in, first-out basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.

Long-lived and Intangible Assets and Goodwill
 Acuity Brands reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flow of each of our businesses. Acuity Brands is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis, which could have a material adverse effect on the consolidated financial statements of the Company if these assets are deemed impaired.

Self-Insurance
 It is the policy of the Company to self insure for certain insurable risks consisting primarily of: physical loss to property; business interruptions resulting from such loss; and workers’ compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.

Litigation
 Acuity Brands reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters
 The Company reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. Acuity Brands’ environmental reserves, for all periods presented, are immaterial. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Results of Operations

Acuity Brands generated sales of $507.6 million and $1,457.5 million in the three and nine months ended May 31, 2002, respectively, compared to sales of $503.1 million and $1,477.1 million, respectively, reported in the same periods in the prior year. Excluding sales associated with the acquisition of the American Electric Lighting® and Dark-to-Light® product lines, which was completed in October 2001, and sales associated with the French and Australian operations of the specialty chemicals segment, which were divested in the third quarter of fiscal 2001, sales decreased 1.5 percent and 3.6 percent for the three and nine months ended May 31, 2002, respectively from the year ago period. The decreases in sales were primarily due to lower product shipments in certain commercial and industrial markets and pricing pressure caused by the continued weak economic environment, partially offset by an increase in sales to home improvement centers.

Excluding the impact of the divested French and Australian specialty chemicals operations in the third quarter of fiscal 2001, operating profit of $33.8 million and $90.1 million for the three and nine months ended May 31, 2002, respectively, was down from $40.7 million and $111.4 million, respectively, from the same periods in the prior year. The decline in operating profit was primarily due to lost contribution margin on lower sales, continued pricing pressure primarily in the lighting equipment segment, changes in product mix, higher spending for non-discretionary expenses such as medical and property insurance, and greater expenses associated with investments in certain sales and marketing programs. These items were partially offset by previously implemented cost containment programs, profit improvement initiatives, and the adoption of a new accounting standard that eliminated the amortization of goodwill and certain intangibles.

Net income increased 94.0 percent to $14.6 million ($0.35 per share) during the third quarter of fiscal 2002 from $7.5 million ($0.18 per share) earned during the third quarter of fiscal 2001. For the first nine months of 2002, net income increased $2.6 million to $36.7 million from $34.1 million reported in the same period in the prior year. Excluding the loss on the sale of the divested specialty chemicals operations in 2001, net income would have declined approximately 19 percent for the three and nine months ended May 31, 2002 when compared to the respective periods one year earlier. The decline in net income was primarily due to the decline in operating profit noted above, partially offset by lower interest expense. Net interest expense decreased by $1.7 million and $6.7 million for the three and nine months ended May 31, 2002, respectively, from the respective prior year periods primarily due to lower interest rates.

Acuity Lighting Group
 Net sales at Acuity Lighting Group increased 2.2 percent to $376.0 million for the third quarter of 2002, when compared to $367.7 million generated in the same period in the prior year. For the first nine months of 2002, Acuity Lighting Group reported net sales of $1,092.9 million, which were essentially flat when compared to $1,094.2 million generated in the first nine months of 2001. Excluding sales associated with the acquisition of the American Electric Lighting® and Dark-to-Light® product lines, which was completed in October 2001, sales would have declined 2.7 percent for the third quarter of 2002 and 4.9 percent for the nine months ended May 31, 2002 when compared to the respective periods in the prior year. In general, the drop in sales of Acuity Lighting Group was primarily due to continued weakness in the non-residential construction market. This resulted in reduced shipments to certain commercial and industrial markets and lower selling prices for certain key products due to substantial competition for available business.

Operating profit for the Acuity Lighting Group was $24.3 million and $71.4 million for the three and nine months ended May 31, 2002, respectively, compared to $32.1 million and $93.7 million, respectively, for the same periods in the prior year. The decline in operating profit was primarily due to reduced sales volumes noted above, product mix changes, lower selling prices for certain products, increased non-discretionary costs such as medical and property insurance, and greater investments in certain sales and marketing programs. These items were partially offset by reduced costs resulting from numerous profit improvement initiatives. Operating profit was not materially impacted in the quarter by the addition of the American Electric Lighting and Dark-to-Light product lines. Additionally, operating profit in the third quarter of 2002 benefited by approximately $2.5 million as a result of the adoption of a new accounting standard related to the amortization of goodwill and certain intangibles.

Acuity Specialty Products
 Net sales at Acuity Specialty Products were $131.6 million and $364.7 million for the three and nine months ended May 31, 2002, respectively, down 2.8 percent and 4.8 percent, respectively, from the same period in the prior year. Excluding sales associated with the French and Australian operations that were divested in the third quarter of fiscal 2001, sales increased 1.9 percent for the third quarter and were essentially flat for the nine months ended May 31, 2002 when compared to the respective periods in the prior year. The increase in sales was primarily due to increased sales in the retail channel, partially offset by decreased sales in the industrial and institutional channels that continued to be impacted by the weak economic environment. Sales to the retail channel increased primarily due to greater penetration of mass retailers and greater sales to hardware stores.

Excluding the impact of divested operations, operating profit at Acuity Specialty Products of $13.7 million and $28.7 million for the three and nine months ended May 31, 2002, respectively, was essentially flat and down $2.8 million, respectively, compared to the year ago period. Cost reduction initiatives in the segment were more than offset by increased costs for certain non-discretionary expenses, unfavorable product mix changes, and greater expenses associated with investments made to enhance the segment’s sales force capabilities in selected strategic markets.

Corporate
 For the three and nine months ended May 31, 2002, corporate expenses declined $1.1 million and $3.8 million, respectively, from the prior year due to various items, including the reorganization of the corporate staff.

Outlook
 Although management remains confident about the long-term potential of the businesses that comprise Acuity Brands, management is cautious about predicting near term results of the Company due to uncertainty in the economic environment. Accordingly, management continues to expect the full year earnings of the Company to be in the range of $1.10 to $1.30 per share. While the uncertainty of the economic vitality of its key markets makes it possible that full year earnings per share could be toward the bottom of this range, management anticipates that total year earnings per share is more likely to be near the midpoint of this range. Acuity Brands will continue to aggressively pursue initiatives that are expected to enhance performance. These activities include efforts to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels.

Liquidity and Capital Resources

The primary sources of liquidity at Acuity Brands during the nine months ended May 31, 2002 and 2001 were available cash balances, cash flows from operations, and borrowings under the Company’s various credit facilities. The primary uses of cash during these periods were to fund the operations of the Company, make investments in property, plant and equipment and to fund transactions with NSI. During fiscal 2002, Acuity Brands also used funds to acquire the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation (“American Electric”), make dividend payments, and reduce outstanding borrowings.

Operating cash flow of $98.0 million during the first nine months of fiscal 2002 was essentially flat when compared to the prior year as improvements in working capital were essentially offset by a decrease in net income adjusted for the divested specialty chemicals operations and lower amortization expense. Improvements in working capital, excluding the impact of the acquisition of American Electric, were primarily due to a reduction of inventory and higher accounts payable and other current liabilities, partially offset by an increase in accounts receivable. Inventory decreased primarily as a result of more efficient production at certain facilities. The increase in accounts payable and other current liabilities primarily related to extended payment terms from certain vendors. Accounts receivable increased primarily due to the acquisition of American Electric and slightly higher sales in certain channels that generally have more lenient payment terms.

Investing activities at Acuity Brands in the first nine months of 2002 used cash of $43.2 million versus $31.1 million consumed in the prior year. The increase in investing cash flows was primarily due to cash used for the acquisition of American Electric, partially offset by a decrease in purchases of property, plant, and equipment. Capital expenditures during the first nine months of fiscal 2002 totaled $23.9 million compared to $38.3 million spent during the first nine months of last year. The decrease in capital expenditures was primarily due to the elimination or delay of certain projects as a result of decreased demand caused by the softness in the current economic environment. Capital expenditures in the lighting equipment segment related primarily to manufacturing upgrades and improvements. In the specialty chemicals segment, capital expenditures were primarily associated with manufacturing equipment.

Debt as of May 31, 2002 was $575.6 million, down $33.3 million from August 31, 2001 and down $33.2 million from the end of the second quarter of this year. The decrease in borrowings during the third quarter and the first nine months of 2002 were primarily related to improvements in operating cash flow as a result of the reductions in working capital noted above and the use of available cash balances for debt reduction.

In the third quarter of 2002, Acuity Brands entered into a new financing agreement (“Revolving Credit Facility”) which replaced the Company’s current $240.0 million, 364-day committed credit facility due to mature in October 2002. The Revolving Credit Facility, which has two components, allows for borrowings of up to $210.0 million. The first component is a 364-day committed credit facility of $105.0 million, which is scheduled to mature in April 2003. The second component is a three-year credit facility of $105.0 million and is scheduled to mature in April 2005. At May 31, 2002, the Company had $58.1 million in outstanding borrowings under the Revolving Credit Facility, which are classified as long-term in the accompanying “Consolidated Balance Sheet”. The Revolving Credit Facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the new facility are based on the LIBOR rate plus a margin contingent on the Company’s credit rating for unsecured long-term public debt and leverage ratio. Acuity Brands will pay an annual fee on the commitment based on Acuity Brands’ credit rating for unsecured long-term public debt. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

The Company’s ongoing liquidity will depend upon a number of factors including available cash resources and cash flows from operations. The Company believes it has sufficient liquidity including availability under its current financing arrangements. The Company may enter into additional long-term financing arrangements in order to provide the Company additional liquidity. Proceeds generated from any additional long-term financing arrangements will be used to reduce outstanding borrowings under the Revolving Credit Facility.

Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Environmental Matters

The operations of the Company, like similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

Acuity Brands establishes reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The environmental reserves of Acuity Brands, for all periods presented, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

Certain environmental laws can impose liability regardless of fault. The federal Superfund law is an example of such an environmental law. However, management believes that the liability under Superfund is mitigated by the presence of other parties who will share in the costs associated with the clean up of sites. The extent of liability is determined on a case-by-case basis taking into account many factors, including the number of other parties whose status or activities also subjects them to liability regardless of fault.

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property which Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its properties and adjoining properties and submitted a Compliance Status Report (“CSR”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. Until the EPD responds to the CSR and Acuity Brands evaluates the necessity for and scope of any appropriate clean-up action, Acuity Brands will not be able to determine whether clean up will be required and what the costs of clean up will be.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) future earnings; (b) the impact on the Company’s performance of initiatives that are expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the Company’s ongoing liquidity; and (d) the outcome of pending or future legal or regulatory proceedings. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, interest rate changes, and fluctuations in commodity and raw material prices or foreign currency rates; (b) unexpected developments and outcomes in the Company’s legal and environmental proceedings; (c) the risk that projected future cash flows from operations are not realized; (d) the impact of competition; (e) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; and (f) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expanded product offerings and brands in the market through a variety of channels.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks that may impact its “Consolidated Balance Sheets”, “Statements of Income”, and “Statements of Cash Flows” due to changing interest rates and foreign exchange rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding the Company’s market risks.

Interest Rates-Interest rate fluctuations expose the Company’s variable-rate debt to changes in interest expense and cash flows. The Company’s variable-rate debt, primarily short-term secured borrowings and amounts outstanding under Acuity Brands’ Revolving Credit Facility, amounted to $215.3 million at May 31, 2002. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at May 31, 2002 would result in additional annual after-tax interest expense of approximately $0.3 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the publicly traded notes, the Company’s primary fixed-rate debt, a 10 percent increase in effective market interest rates at May 31, 2002 would decrease the fair value of these notes to approximately $361.0 million.

Foreign Exchange Rates-The majority of the Company’s revenue, expense, and capital purchases are transacted in U.S. dollars. Acuity Brands does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations. To the extent possible, Acuity Brands mitigates its exposure to unfavorable foreign currency translation adjustments through the use of foreign-currency denominated debt instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 22).

(b)  An 8-K/A was filed on May 1, 2002 related to the change in independent accountant from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 12, 2002	/s/ James S. Balloun JAMES S. BALLOUN CHAIRMAN AND CHIEF EXECUTIVE OFFFICER

DATE: July 12, 2002	/s/ Vernon J. Nagel VERNON J. NAGEL EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 10(i)A	(1)	Assignment Agreement and Amendment to Increase Aggregate Commitment to 364-Day Revolving Credit Agreement, dated as of May 14, 2002, by and among Bank One, NA and Wachovia Bank, N.A., Dresdner Bank AG New York & Grand Cayman Branches, Acuity Brands, Inc., Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., and Bank One, NA, in its capacity as Administrative Agent.	Filed with the Commission as part of this Form 10-Q.

	(2)	Assignment Agreement and Amendment to Increase Aggregate Commitment to 3-Year Revolving Credit Agreement, dated as of May 14, 2002, by and among Bank One, NA and Wachovia Bank, N.A., Dresdner Bank AG New York & Grand Cayman Branches, Acuity Brands, Inc., Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., and Bank One, NA, in its capacity as Administrative Agent.	Filed with the Commission as part of this Form 10-Q.