Form 10-K
period 2002-08-31
ACUITY BRANDS INC
filed 2002-11-12
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-16583

Acuity Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1170 Peachtree Street, N.E., Suite 2400 Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)

(404) 853-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Based on the closing price of $12.65 as quoted on the New York Stock Exchange on October 24, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $521,284,476.

     The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 41,436,856 shares as of October 24, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part II, Item 5	Proxy Statement for 2002 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, and 13	Proxy Statement for 2002 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.     Business

      Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments — lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Lighting Group” or “ALG”) manufactures and distributes a variety of fluorescent and non-fluorescent lighting fixtures for markets throughout North America and other foreign markets, primarily Western Europe. The specialty products segment of Acuity Brands (“Acuity Specialty Products Group” or “ASP”) produces and distributes cleaning, maintenance, sanitation, and water treatment chemicals and other products for customers throughout the United States, Canada, and Western Europe. Of the Company’s fiscal 2002 revenues of approximately $2.0 billion, the lighting equipment segment generated approximately 75 percent of total revenues while the specialty products segment provided the remaining 25 percent. Information relating to the revenues, operating profits or losses, and total assets of the Company’s two segments for the past three fiscal years is reported in the Consolidated Financial Statements included in this report.

      On November 7, 2001, the board of directors of National Service Industries, Inc. (“NSI”) approved the spin-off (the “Spin-off” or “Distribution”) of its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors. The Spin-off was effected on November 30, 2001 through a tax-free distribution of 100 percent of the outstanding shares of common stock of Acuity Brands, which at that time was a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Spin-off, received one share of Acuity Brands common stock for each share of NSI common stock held on that date.

Business Segments

Lighting Equipment

      The lighting equipment business of Acuity Brands is operated under Acuity Lighting Group. Management of Acuity Brands believes that Acuity Lighting Group is the world’s leading manufacturer of lighting fixtures for both new construction and renovation. Products include a full range of indoor and outdoor lighting for commercial and institutional, industrial and residential applications. Lighting products are manufactured in the United States, Canada, Mexico, and Europe and are marketed under numerous brand names, including Lithonia®, Holophane®, Home-Vue®, Light Concepts®, Gotham®, Hydrel®, Peerless®, Antique Street LampsTM, and Reloc®. ALG manufactures products in 22 plants in North America and in two plants in Europe.

      Principal customers include wholesale electrical distributors, retail home improvement centers, and lighting showrooms located in North America and select international markets. In North America, ALG’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ALG employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 2002, North American sales accounted for approximately 98 percent of ALG’s net sales.

Specialty Products

      The specialty products business of Acuity Brands is operated under Acuity Specialty Products Group. ASP is a leading provider of specialty chemical products in the institutional and industrial (“I&I”) and retail markets. Products include cleaners, sanitizers, disinfectants, polishes, floor finishes, degreasers, deodorizers, pesticides, insecticides, and herbicides. ASP manufactures products in four North American plants and two European plants.

      Acuity Specialty Products Group sells products to customers primarily in North America and Western Europe. In fiscal 2002, North American sales accounted for approximately 95 percent of the net sales of ASP. ASP serves a range of institutional and industrial customers, from small sole proprietorships to Fortune 1000 corporations. Individual markets in the I&I channel include food processing and preparation, transportation, education, automotive, and hospitality and are serviced through a direct commissioned sales force. ASP also sells numerous products under such well known brands as Enforcer®, SeligTM and Zep® through retail channels such as large and small home improvement centers and mass merchandisers.

Industry Overview

Lighting Equipment

      The size of the North American lighting fixture market in 2002 was estimated at approximately $8.5 billion. The U.S. market, which represents approximately 95 percent of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Lighting Group) represent approximately 50 percent of the total lighting market.

      The primary demand driver is non-residential construction, both new and renovation. Major industry trends include the on-going development of new and more efficient lamp sources and optical designs, increased adoption of new lighting ordinances, and continued emphasis on energy efficiency.

      There has been a significant increase in the size and relative presence of the retail home improvement center segment. In addition, imports of foreign sourced lighting fixtures continue to grow, driven by both the foreign production of U.S. manufacturers and imports of low-cost fixtures from Asian manufacturers. European-based electrical distributors have increased their presence in the U.S. with the acquisition of U.S.-based local and regional distributor chains, and smaller U.S. distributors continue to seek leverage through alignment with buying groups.

Specialty Products

      The approximately $8 billion U.S. I&I janitorial cleaning and sanitation market is highly fragmented. The Company estimates that four major players (including Acuity Specialty Products Group) represent approximately 50 percent of the total market with the remainder divided among hundreds of regional players. In general, the Company estimates that the I&I market grows at a rate approximating Gross Domestic Product (“GDP”). To some extent, consumption of janitorial cleaning and sanitation products is discretionary, but in a health-driven, sophisticated market such as the U.S., the Company believes that health and safety regulations and customer expectations somewhat buffer demand downturns. Increasing legislation in the areas of food and occupational health that require increased ranges of application and frequency of use is fueling demand increases. In addition to the I&I market, there is a U.S. retail chemical market of approximately $4.3 billion, including a $2.8 billion market for cleaners and a $1.5 billion market for pest control.

      The Company believes that two major trends are reshaping the industry. First, health and safety regulations are shrinking the pool of available chemicals, while at the same time increasing the total use rates. This has pushed development of improved physical product formulations and application methods. Second, increased centralized corporate buying and consolidation of the supply chain are threatening reselling distributors and requiring increased base manufacturing and logistics skills.

Products

Lighting Equipment

      Acuity Lighting Group produces a wide variety of lighting fixtures used in the following applications:

•	Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended fluorescent lighting products, recessed downlighting and track-lighting, as well as “high-abuse” lighting products. The outdoor areas associated with these application segments are addressed by the lighting equipment business’ outdoor lighting products, such as area and floodlighting, decorative site lighting, and landscape lighting.

•	Industrial — Applications primarily include warehouses and manufacturing facilities. The lighting equipment business serves these applications with a variety of glass and acrylic high intensity discharge (HID) and fluorescent lighting products.

•	Infrastructure — Applications include highways, tunnels, airports, railway yards and ports. Products that serve these applications include high-mast, off-set roadway and sign lighting.

•	Consumer — Applications are addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Other Applications & Products — Other applications and products include emergency lighting products, which are used in non-residential buildings, and lighting control and flexible wiring systems.

      General fluorescent lighting products accounted for approximately 24 percent of total consolidated revenue during fiscal years 2002, 2001 and 2000. No other product category accounted for more than 10 percent of total consolidated revenue for these periods.

Specialty Products

      ASP produces and supplies a wide variety of specialty chemical products that are used in numerous applications in a broad range of markets. These include:

•	Food Process and Food Preparation — ASP provides a total solution approach to serving customers’ sanitation needs. New products, increased technical training for the sales reps, integrated dispensing systems and innovative approaches to antimicrobial control have been implemented to complement the existing cleaners and sanitizers.

•	Transportation — Applications include cleaning and maintenance products for numerous transportation equipment including individual or fleets of aircraft, public transport, trucks and cars. New products have delivered increased efficiency, regulatory compliance and integrated application equipment. Major products are used to provide exterior cleaning or enhanced appearance.

•	Education — Applications include schools and universities. The product range is broad and covers all cleaning and maintenance areas with specific emphasis on floor care and general cleaning and deodorizing.

•	Automotive — Applications include original equipment manufacturers, dealerships and repair/ service facilities. A comprehensive range of products includes aerosols, powders, solvents, absorbents, emulsions, acids and aqueous alkaline cleaners and degreasers to provide necessary cleaning requirements.

•	Hospitality — Customers include hotels and motels. Products and dispensing systems are designed to supply maintenance, housekeeping and laundry applications with a complete cleaning solution.

•	Contractors and Homeowners — Applications include contract cleaners, small business owners, and homeowners and are supplied through retail channels. Products provide a comprehensive range of floor care, general purpose cleaners and sanitizers, drain maintenance, and pest control in convenient ready-to-use packaging.

Sales and Marketing

Lighting Equipment

      Sales. ALG provides North American market coverage with approximately 15 separate sales forces targeted at delivering appropriate products and services to specific customer or channel segments. In total, these sales forces are comprised of approximately 1,700 salespeople (200 factory-employed and 1,500 independent sales representatives in over 200 separate sales agencies). ALG also operates two separate European sales forces and an international sales group coordinating sales to the balance of the globe.

      Marketing. ALG markets its products through a broad spectrum of marketing and promotional vehicles, including direct customer contact, on-site training at training facilities, print advertising in industry publications, product brochures and other literature, as well as electronic media. Direct customer contact is performed by market development managers, whose primary role is the promotion of select products to the many buying influences involved in the specification/ bid process common in the industry. Most on-site training is conducted at a dedicated product training facility at ALG’s headquarters in Conyers, Georgia.

Specialty Products

      Sales. ASP is a selling organization of 1,900 sales representatives and over 180 support personnel worldwide. The compensation model is primarily 100 percent commission with exceptions in certain channels. Net sales are dependent on the hiring, training, and retention of the commissioned sales representatives. Accordingly, the future operating results of ASP may be affected by significant changes in the sales force.

      The ASP sales organization covers a wide geographic territory. The I&I market is serviced through the recently reorganized Zep business with four U.S. divisions, as well as Canadian and European divisions. Each of the four U.S. divisions includes from 230 to 370 sales representatives supplemented by a highly productive complement of customer and technical service personnel. The Canadian and European divisions have approximately 150 and 240 sales representatives, respectively. ASP’s I&I business in North America uses sales automation software that allows interactive support and communication throughout North America. The retail sales division utilizes approximately 170 salaried sales and management personnel to focus on revenue in the do-it-yourself home improvement channel.

      Marketing. ASP’s marketing efforts are focused on supporting a sell-through program from ASP to the sales organization and then to the customer. ASP’s primary focus is in four distinct areas. Market planning includes comprehensive strategic and tactical plan development and support emphasizing financial objectives and accountability. Product management includes new product development and asset management. Market-based pricing takes into account competitive analysis and leverages the flexibility of the ASP operating platform. Marketing services provides sales support tools and collateral sales information to ASP’s worldwide sales force and customer base.

      ASP has expanded the size and scope of marketing since 1998 and now employs over 40 marketing professionals. The expertise of these professionals includes technical support, product management, retail marketing and market planning.

Customers

      No single customer accounted for 10 percent or more of consolidated net sales of Acuity Brands in fiscal year 2002. However, a single customer of Acuity Brands accounted for 14 percent and 13 percent of ASP’s fiscal year net sales in 2002 and 2001, respectively. The loss of that customer would adversely affect the results of that segment and the Company as a whole.

Lighting Equipment

      Customers of the Acuity Lighting Group include electrical distributors, retail home improvement centers, national accounts, lighting showrooms, and electric utilities. In addition, there are a variety of other buying influences, which for any given project could represent a significant influence in the product specification process. These generally include engineers, architects and lighting designers. For the year ended August 31, 2002, sales to electrical distributors represented approximately 78 percent of ALG’s revenue. For the same period, retail home improvement centers and national accounts together represented approximately 14 percent of the revenue of ALG.

Specialty Products

      Customers of ASP consist of I&I customers (82 percent of segment revenues) and retail customers (18 percent of segment revenues). I&I customers range from sole proprietorships to Fortune 1000 corporations and are in the food processing and preparation, transportation, education, automotive, and hospitality markets. Retail customers primarily include large and small home improvement centers and mass merchandisers.

Manufacturing

      Acuity Brands operates 30 manufacturing facilities in seven countries, including 18 facilities in the United States, four facilities in Canada, four facilities in Mexico, and four facilities in Europe.

Lighting Equipment

      ALG utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production are primarily performed at company-owned facilities, offering the ability to differentiate end products through superior capabilities. Investment is focused on improving product quality and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower ALG-owned component inventory while maintaining high service levels via frequent just-in-time deliveries. ALG also utilizes contract manufacturing for certain products and purchases certain finished goods, primarily poles to complement its area lighting fixtures, but also a variety of residential and commercial lighting equipment, from Asian and European sources.

      U.S. operations represent approximately 56 percent of production; Mexico accounts for approximately 31 percent of production; Canada accounts for approximately four percent of production; and Europe accounts for approximately three percent of production. The remaining six percent of production is outsourced using contract manufacturing and finished good suppliers.

Specialty Products

      ASP manufactures products at six facilities located in the United States, Canada, Holland and Italy. The three U.S. facilities produce approximately 94 percent of total manufactured product; Canada accounts for approximately three percent of manufactured product, and Europe accounts for approximately three percent of manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line.

      At ASP, core manufacturing and distribution processes are being further integrated across brands in order to reduce costs and enhance efficiency. ASP is focused on efforts to maximize return on employed capital through productivity improvement programs. In addition, efforts are underway to optimize inventories through product line rationalization and product reformulation programs.

Distribution

Lighting Equipment

      Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Specialty Products

      Products sold to institutional and industrial markets are shipped from strategically located distribution centers throughout North America, while the retail products are distributed nationwide from the Cartersville, Georgia plant and warehouse.

Research and Development

Lighting Equipment

      Research and development efforts at ALG are targeted toward the development of products with an ever-increasing performance-to-cost ratio, and close relationships with lamp and ballast manufacturers are maintained to understand and incorporate technology enhancements in ALG’s fixture designs. ALG operates six separate product development model shops and seven photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For the years ended August 31, 2002, 2001, and 2000, research and development expense at ALG was $20.3 million, $14.5 million, and $16.2 million, respectively.

Specialty Products

      At ASP, the research and development focus is directed towards product systems aimed at comprehensive solutions for a broad customer base. Efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Technical expertise was employed to move proven technologies into new applications. Enhanced information systems were developed to increase the speed and quality of training and customer assistance. Research and development expense at ASP for the years ended August 31, 2002, 2001, and 2000, excluding technical services, was $1.7 million, $1.1 million, and $1.0 million, respectively.

Competition

Lighting Equipment

      The lighting equipment industry in which ALG operates is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality and design, customer relationships, and service capabilities. Main competitors in the lighting industry include Cooper Industries, Genlyte Thomas Group, and Hubbell. The management of Acuity Brands believes that, together with ALG, the four largest lighting manufacturers possess approximately a 50 percent share of the total North American lighting market.

Specialty Products

      The specialty products industry in which ASP operates is highly competitive. Overall, competition is fragmented, with numerous local and regional operators and a few national competitors. Many of these competitors offer products in some, but not all, of the markets served by ASP. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the specialty products industry include Ecolab, NCH and SC Johnson. Management estimates that the four major players (including ASP) have approximately 50 percent of the total U.S. market and the remainder is divided among hundreds of regional players.

Environmental Regulation

      The operations of the Company are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. See Item 3 Legal Proceedings below for a discussion of certain environmental matters.

Raw Materials

      The businesses of Acuity Brands require certain raw materials to produce and distribute their products, including aluminum, plastics, electrical components, solvents, surfactants, and certain grades of steel and glass. Acuity Brands purchases most of these raw materials on the open market and relies on third parties for the sourcing of some finished goods. As such, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Acuity Brands does not expect to engage in significant commodity hedging transactions for raw materials. Significant increases in the prices of Acuity Brands’ products due to increases in the cost of raw materials or sourcing could have a negative effect on demand for products and on profitability as well as a material adverse effect on the results of operations of Acuity Brands.

      ASP has a sole supplier of a critical packaging raw material. While this material only accounts for approximately three percent of the total raw material costs, it is used in products that account for approximately 10 percent of sales.

      Each business constantly monitors and investigates alternative suppliers and materials. Additionally, each business has conducted internet auctions as a new method of competitive bidding.

Backlog Orders

      The Company produces and stocks large quantities of inventory at key distribution centers and warehouses throughout North America. As a consequence, it satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer order is placed. This is especially true at ASP. Sales order backlogs of the lighting equipment business believed to be firm as of August 31, 2002 and 2001 were $144.7 million and $141.5 million, respectively. Sales order backlogs for the specialty products business were not material.

Patents, Licenses and Trademarks

      Acuity Brands owns or has licenses to use various domestic and foreign patents, patent applications and trademarks related to its products, processes and businesses. These intellectual property rights, particularly the trademarks relating to the brands of Acuity Brands’ products, are important factors for Acuity Brands’ business. To protect these proprietary rights, Acuity Brands relies on copyright, trade secret and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on Acuity Brands’ intellectual property. Management of Acuity Brands is not aware of any such material unauthorized use or of any claims that Acuity Brands does not have the right to use any intellectual property material to Acuity Brands’ businesses. While patents and patent applications in the aggregate are important to Acuity Brands’ competitive position, no single patent or patent application is material to the Company.

Seasonality and Cyclicality

      The businesses of Acuity Brands are somewhat seasonal in nature, with revenues being affected by the impact of weather and seasonal demand on construction and installation programs, as well as the annual budget cycles of major customers. Because of these seasonal factors, Acuity Brands has experienced, and generally expects to experience, its highest sales in the last two quarters of its fiscal year ended August 31.

      A significant portion of the revenues of ALG relates to customers in the new construction and renovation industries primarily for commercial and industrial applications. These industries are cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of ALG and Acuity Brands as a whole. In addition, sales at ASP are dependent on the retail, wholesale and industrial markets, demand for which is generally associated with GDP in the United States. Economic downturns and the potential decline in key construction markets and demand for specialty chemicals may have a material adverse effect on the net sales and operating income of Acuity Brands.

International Operations

      Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 38 percent and six percent of the lighting equipment and specialty products segments’ products, respectively, are manufactured outside the United States, primarily in Mexico and Canada. Acuity Brands also obtains components and certain finished goods from suppliers located outside the United States. Approximately 31 percent of Acuity Brands’ lighting equipment products are produced in Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations, known as “Maquiladoras,” by foreign companies. These operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. In recent years many companies have established Maquiladora operations. Although the Company’s manufacturing operations in Mexico continue to be less expensive than comparable operations in the United States, increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations has in the past and could in the future result in increased labor costs. Acuity Brands may be required to make additional investments in automating equipment to partially offset potential increased labor costs.

      For the fiscal year ended August 31, 2002, international sales represented approximately 11 percent and 13 percent of the total sales of the lighting equipment and specialty products businesses, respectively.

Employees

      Acuity Brands employs approximately 11,800 employees, of whom approximately 8,010 are employed in the United States, 2,530 in Mexico, 680 in Canada, and 580 in other international locations, including Europe and Asia/ Pacific. Union recognition and collective bargaining arrangements are in place, covering approximately 4,680 persons (including approximately 2,500 in the United States). Management believes that it generally has a good relationship with both its unionized and non-unionized employees.

Item 2.     Properties

      The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities

Lighting Equipment	17	7	Manufacturing Facilities
	1	9	Warehouses
	3	4	Distribution Centers
	9	11	Offices
Specialty Products	4	2	Manufacturing Facilities
	12	38	Warehouses
	—	4	Distribution Centers
	—	11	Offices

      The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total

Lighting Equipment
Owned	13	1	3	—	17
Leased	2	2	1	2	7
Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	18	4	4	4	30

      None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition. Acuity Brands’ properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could significantly increase production without substantial capital expenditures.

Item 3.	Legal Proceedings

      Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the future financial results of Acuity Brands. Acuity Brands establishes reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

      Genlyte Thomas Group LLC (“Genlyte Thomas”) filed suit on March 29, 2000, in the United States District Court, Western District of Kentucky, alleging that certain Lithonia Lighting products infringe a patent related to a frame for recessed lighting fixtures and that the infringement is willful. The Company believes that it has valid defenses to the lawsuit and is vigorously defending the asserted allegations. Specifically, the Company has received a formal opinion from independent patent counsel that the patent is invalid and unenforceable. In discovery, which recently has been substantially completed, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages. Any damages awarded at trial may be increased by the court by up to three times if willful infringement is found. The Company has reserved the expected defense costs for this litigation. Extensive pre-trial motions have been filed and it is expected that the case, if it proceeds to trial, will not be heard until late 2003.

      Acuity Brands also establishes reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The environmental reserves of Acuity Brands, for all periods presented in the Consolidated Financial Statements included in this report, are immaterial. The actual costs of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

      Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is immaterial at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property that Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its properties and adjoining properties and submitted a Compliance Status Report (“CSR”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. Until the EPD approves the CSR and Acuity Brands evaluates the necessity for and scope of any appropriate corrective action, Acuity Brands will not be able to determine whether corrective action will be required and what the costs of such action will be.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the security holders during the three months ended August 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Acuity Brands’ common stock is listed on the New York Stock Exchange under the symbol “AYI”. At October 24, 2002, there were 5,346 stockholders of record. The following table sets forth the New York Stock Exchange high and low stock prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price Per Share		Dividends
			Per
	High	Low	Share

2002
First Quarter	*	*	*
Second Quarter	$14.89	$10.70	$0.15
Third Quarter	$19.40	$14.00	$0.15
Fourth Quarter	$18.60	$11.35	$0.15

*	Public trading of the Acuity Brands shares (other than on a when-issued basis) did not commence until December 3, 2001.

      The information required by this item, with respect to equity compensation plans, is included under the caption Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following table sets forth certain selected consolidated financial data of Acuity Brands, which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2002. The historical information may not be indicative of the Company’s future performance as an independent company. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations

and the Consolidated Financial Statements and the notes thereto. Operating expenses in the historical income statements prior to December 1, 2001 reflect direct expenses of the Acuity Brands’ businesses together with allocations of certain NSI corporate expenses that were charged to Acuity Brands based on usage or other methodologies appropriate for such expenses. In the opinion of Acuity Brands management, these allocations have been made on a reasonable basis. Actual per share data has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI during all or a portion of such periods.

	Year Ended August 31,

	2002	2001	2000	1999	1998

	(In thousands, except per-share data)
Net sales	$1,972,796	$1,982,700	$2,023,644	$1,701,568	$1,555,559
Net income	52,024	40,503	83,691	89,116	81,811
Pro forma basic earnings per share	1.26	0.99	n/a	n/a	n/a
Total assets	1,357,954	1,330,575	1,422,880	1,337,038	700,112
Long-term debt (excluding current portion)	410,630	373,707	380,518	435,199	78,092
Total debt	543,121	608,830	636,434	544,577	81,073
Cash dividends declared per common share	0.45	n/a	n/a	n/a	n/a

      In September 2001, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. Refer to Note 2 of the Notes to Consolidated Financial Statements for information related to the impact of the adoption of this standard on the Company’s net income and pro forma earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

Overview

History and Purpose

      On November 7, 2001, the board of directors of National Service Industries, Inc. approved the spin-off (the “Spin-off”) of its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors. The Spin-off was effected on November 30, 2001 through a tax-free distribution to NSI stockholders (“Distribution”) of 100 percent of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity Brands” or “the Company”), at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date. The Company operates on a fiscal year end of August 31. Therefore, the results of operations prior to November 30, 2001 are based on certain assumptions more fully described in Note 1 of the Notes to Consolidated Financial Statements.

      The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2002, 2001, and 2000 and to describe certain potential risk factors associated with the Company. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Registration Statement on Form 10/ A filed with the Securities and Exchange

Commission on November 9, 2001 for additional information regarding the Company, its formation and potential risk factors associated with the Spin-off.

Company

      Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses, which sell products and provide services to customers in numerous channels, primarily for consumer, commercial and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products manufactured and the customers served: Acuity Lighting Group (“ALG”) and Acuity Specialty Products Group (“ASP”). The Company believes ALG is the world’s leading manufacturer and distributor of lighting fixtures, with a broad, highly configurable product offering consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ALG operates 31 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer and distributor of cleaning and maintenance products in North America and portions of Western Europe. ASP manufactures over 9,000 different products from six plants and serves over 300,000 customers through a network of distribution centers and warehouses. Acuity Brands, with its principal office in Atlanta, Georgia, has almost 12,000 employees worldwide. While Acuity Brands is less than one year old, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

Strategy

      A long-term objective of Acuity Brands is to be a broader, more diversified manufacturing and distribution organization capable of delivering consistent growth in earnings and cash flow. A broader and more diversified organization is one that creates less dependency on a single market or customer and generally reduces volatility in earnings and cash flow caused by the cyclicality of a dominant industry. The Company’s longer-term financial goals, focused on enhancing shareholder value, are to grow earnings per share in excess of 15 percent per annum, to generate consolidated operating margins in excess of 10 percent, to provide a return on stockholders’ equity of 15 percent or better and to reduce the Company’s leverage to below 40 percent of total capital.

      In 2002, Acuity Brands focused on the following four initiatives directed at the achievement of these goals:

1. Provide customers with superior, value-added products and services

2. Reduce debt

3. Implement profit improvement and cost containment programs

4. Diversify the customer base and channels of distribution

      In fiscal 2002, the Company made significant progress in each of these key areas. Each segment continued to develop new products and provide high levels of service, which helped mitigate the impact of weak demand caused by a soft economic environment in other more mature product lines, described more fully below. As significantly, the Company was able to reduce debt by approximately $100 million from the date of Spin-off to $543 million at August 31, 2002 through a combination of operating income and improved working capital management. Also, benefiting the results of the Company in 2002 was the impact of profit improvement and cost containment programs implemented throughout the Company. The impact of these programs helped to partially offset the significant price degradation due to severe competition in key markets, particularly non-residential construction in North America. Lastly, the Company was able to continue with its effort to diversify its customer base and end markets through the acquisition of American Electric Lighting in October 2001 and the addition of certain key accounts in both segments.

      During fiscal 2003, management expects to build on the momentum and the accomplishments of these and other initiatives implemented in prior years. The expected outcome of these activities will be to better position the Company to deliver on its full potential and provide a platform for future growth opportunities.

Market Conditions — Fiscal 2002

      Fiscal 2002 was a very challenging inaugural year for Acuity Brands. Events that impacted business generally in 2002 were well-publicized lapses in proper corporate governance by certain companies, sensational business bankruptcies, large layoffs and the tragedy on September 11, 2001, all of which took their toll on an economy that had not experienced recession in a decade. Gross Domestic Product in the United States, the Company’s primary area of operation, for the fiscal year ended August 31, 2002 increased approximately 2.2 percent, with most of the gain occurring late in the year. During that same period, activity in the Company’s primary market, non-residential commercial construction, declined approximately 11 percent year over year (based on square footage put in place). Management believes that was the largest annual decline in 10 years. For Acuity Brands, these conditions created an economic environment characterized by weak demand in key markets, rising costs for raw materials and insurance, and intense price competition.

Highlight — Fiscal 2002

      The Company responded and adapted to these challenging and volatile market conditions by implementing strategies and programs to reduce costs, enhance productivity and, by better managing its capital expenditures and working capital, improve cash flow from operations. Acuity Brands generated almost $2 billion in revenues and produced net income of $52 million, or $1.26 per share for the year ended August 31, 2002. More importantly, the Company strengthened its balance sheet by reducing debt to $543 million at August 31, 2002 from $644 million on November 30, 2001. While the Company aspired to better results, Acuity Brands is proud of these financial achievements given the economic conditions that existed in 2002.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

      The management of Acuity Brands believes the following represent the Company’s critical accounting policies:

Inventories

      Acuity Brands records inventory at the lower of cost (on a first-in, first-out basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.

Long-Lived and Intangible Assets and Goodwill

      Acuity Brands reviews goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the long-lived asset below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Acuity Brands adopted SFAS No. 142 as of September 1, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results, and cash flow of each of the Company’s businesses.

      Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected revenue, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position.

      Specifically, Acuity Brands has two unamortized intangible assets with an aggregate carrying value of $65.0 million. The carrying value is comprised of $62.6 million and $2.4 million associated with the Company’s Holophane and American Electric Lighting trade names, respectively. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future revenue. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future revenue, the royalty rate, and the discount rate.

      Differences between expected and actual results can result in significantly different valuations. If future operating results of Holophane are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one percent reduction in the theoretical royalty rate related to the Holophane trade name would result in a pre-tax impairment charge of approximately 27 percent, or $17.0 million, of the carrying value of the trade name.

Self-Insurance

      It is the policy of the Company to self insure for certain insurable property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.

      The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities and future expense.

Product Warranty

      Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.

Litigation

      Acuity Brands reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

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

Liquidity and Capital Resources

      Principal sources of liquidity for the Company are operating cash flows generated primarily from its segments and various sources of borrowings, primarily from banks. The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is critical for the Company to meet its obligations as they become due.

      Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that over the next twelve months it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, and to pay the same quarterly stockholder dividends in such amounts in 2003 as were paid in 2002. The Company expects to reduce outstanding borrowings by at least $30.0 million and to invest between $38.0 and $42.0 million in new tooling, machinery and equipment during fiscal 2003. If management’s expectations regarding current earnings projections and cash flow or the forecasted reduction in outstanding borrowings are not realized, the Company may be required to modify its planned business activities or restructure a portion of its existing debt on potentially less favorable terms.

Cash Flow

      The Company continues to generate substantial cash flow from operations. In 2002, the Company generated $146.8 million in cash flow from operations compared to $183.7 million and $53.9 million reported in 2001 and 2000, respectively. Operating earnings in each segment and improved working capital management were the primary contributors to the Company’s cash flow from operations in 2002, partially offset by the payment of approximately $7.0 million for spin-off related expenses. In addition, the Company generated $8.4 million in cash in 2002 from the sale of certain non-core assets. Total cash flow generated from operations plus these additional proceeds totaled $155.2 million in 2002. The Company used its cash flow in 2002 primarily to fund capital expenditures, quarterly dividend payments, and activity with NSI prior to the Distribution, to acquire American Electric Lighting and to reduce debt.

      The Company believes that achieving the proper returns on its invested capital is a key factor in driving stockholder value. Toward that objective, management continued to focus its efforts in 2002 on improving the returns earned on its invested capital by redeploying under-performing, non-core assets and making additional investments in areas where the Company can maximize its earnings potential. This included expenditures on tooling, machinery, and equipment for internal expansion as well as an acquisition of a business in a strategic market. As part of this effort, the Company spent $33.5 million in 2002 for new tooling, machinery and equipment. Over the last three years, the Company has invested a total of $144.0 million for new plant, equipment and tooling primarily to improve productivity and product quality, increase manufacturing efficiencies and enhance its customer service capabilities in each segment. The Company believes that these investments, which have exceeded depreciation expense by an average of 9.6 percent annually in the three-year period ended August 31, 2002, will enhance its operations and financial performance in 2003 and beyond.

      As part of the Company’s effort to broaden and diversify its customer base and the end markets it serves, Acuity Lighting Group acquired certain assets and assumed certain liabilities of American Electric Lighting in October 2001. The total cash paid was approximately $24.8 million. American Electric Lighting manufactures and distributes lighting fixtures for use by utilities and transportation departments to light outdoor areas, streets and sidewalks. The activities of American Electric Lighting are included in the results of operations of the Company since the date of acquisition.

      Working capital management was a key element in generating the Company’s cash flow from operations in 2002. Consolidated working capital at August 31, 2002 was $160.2 million compared to $117.0 million at August 31, 2001, an increase of $43.2 million. Consolidated working capital at August 31, 2000 was $155.4 million. The increase in working capital in 2002 compared to 2001 was primarily due to the increased working capital required to operate American Electric Lighting and the change in classification of certain debt from current to long-term resulting from a modification in the terms of the Company’s Revolving Credit Facility, partially offset by greater accounts payable and accrued liabilities, including income taxes. More importantly, operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable) declined $21.3 million (5.3 percent) to $378.0 million at August 31, 2002 from the end of 2001 and $99.6 million (20.9 percent) from the end of 2000. The decline in operating working capital was primarily due to higher accounts payable resulting from more favorable terms negotiated with certain suppliers, partially offset by the increase in accounts receivable, primarily at American Electric Lighting for shipments made after the acquisition date in October 2001, and extended dating terms typical in the home improvement channel in both segments. The Company continued to further penetrate the home improvement market as part of its diversification effort to expand into other channels of distribution. Operating working capital as a percentage of net sales at the end of 2002 was 19.2 percent, compared to 20.1 percent and 23.6 percent in 2001 and 2000, respectively. Despite the weak economic environment in 2002 and the difficulty in enhancing margins, the Company did manage to generate a significant amount of free cash flow, which was used to reduce outstanding debt as more fully described below. At August 31, 2002, the current ratio of the Company was 1.37 compared to 1.26 at the end of 2001. The Company’s consolidated cash position was $2.7 million at August 31, 2002 compared to $8.0 million at August 31, 2001. The Company’s excess cash balances were used to reduce the outstanding debt under its credit facility in order to lower its overall interest expense.

Contractual Obligations

      The following table summarizes the Company’s contractual obligations at August 31, 2002 (in thousands):

		Payments Due by Period

		Less than	1 to 3	4 to 5	After 5
	Total	One Year	Years	Years	Years

Long-term debt	$411,376	$746	$21,970	$17,973	$370,687
Short-term secured borrowings*	129,200	129,200	—	—	—
Notes payable	2,545	2,545	—	—	—
Operating leases	62,951	14,252	18,972	7,894	21,833
Unconditional purchase obligations	3,207	3,207	—	—	—

Total	$609,279	$149,950	$40,942	$25,867	$392,520

*	In May 2001, NSI entered into a three-year agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of ALG and ASP. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. The Company expects to renew the supporting line of credit during fiscal 2003.

Capitalization

      Total debt outstanding of $543.1 million at August 31, 2002 declined $100.6 million (15.6 percent) from the date of the Spin-off, November 30, 2001, and $65.7 million (10.8 percent) from August 31, 2001. The decrease was due primarily to the strong cash flow from operations, partially offset by capital expenditures, the acquisition of American Electric Lighting and the payment of dividends. In April 2002, the Company entered into a new Revolving Credit Facility with its banks, which significantly improved its financial flexibility. The new Revolving Credit Facility consists of two components. The first component is a $105 million revolving credit facility to be used for general corporate purposes and is due April 2005. Borrowings under this facility at August 31, 2002 were $40.0 million. The second component is a 364-day, $105 million facility to fund general corporate purposes, primarily working capital requirements. At August 31, 2002, there were no borrowings drawn on this facility. Total availability under the Company’s Revolving Credit Facility was $146.3 million at August 31, 2002. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Revolving Credit Facility.

      Total debt outstanding at August 31, 2002 was $543.1 million compared to $643.7 million and $608.8 million at November 30, 2001 and August 31, 2001, respectively. During fiscal 2002, the Company’s consolidated stockholders’ equity increased $18.7 million to $402.0 million at August 31, 2002. The Company’s debt to total capital ratio was 58 percent at August 31, 2002, down from approximately 63 percent at November 30, 2001.

Dividends

      The Company paid quarterly common stock dividends of $0.15 per share in each of the last three quarters of 2002. Total dividends paid were $18.6 million in 2002. Prior to November 30, 2001, the Company was a subsidiary of NSI, as more fully described above, and did not pay dividends separately to stockholders of NSI.

Results of Operations

Consolidated Results

      Fiscal 2002 can best be characterized as managing well to modestly mitigate the effects of a difficult economic environment. While many economists were predicting a soft landing for the economy, with a rebound expected in the second half of the Company’s fiscal year, it became evident early on that this was not going to be the case, particularly in the Company’s largest market, the non-residential, commercial construction industry. The impact on Acuity Brands of this weak economic environment was lower shipments of products to customers in many of its key sales channels in both segments and severe price competition for remaining orders, primarily in the commercial construction market. This, along with rising costs in non-discretionary areas such as insurance, made expanding profitability very difficult. As a consequence, management initiated programs to adapt to these changing market conditions by focusing on other levers to drive financial performance, including generating additional revenues from new products and channels of distribution, implementing various profit improvement and cost containment programs to limit spending and improve manufacturing efficiencies and generating free cash flow through better working capital utilization. These concerted actions allowed the Company to generate substantial cash flow in 2002 and modest earnings while continuing to serve its vast customer base.

      Overall, consolidated net sales were $1.97 billion in 2002, compared with $1.98 billion and $2.02 billion reported in 2001 and 2000, respectively. For the year ended August 31, 2002, the Company reported net income of $52.0 million, compared to $40.5 million and $83.7 million earned in 2001 and 2000, respectively. Earnings per share were $1.26 in 2002, compared to $0.99 reported in 2001. Excluding the results from the divestiture of certain foreign operations of ASP in fiscal 2001 and the acquisition of American Electric Lighting in early fiscal 2002, net sales would have been $1.91 billion in 2002, $1.96 billion in 2001 and $2.0 billion in 2000. Similarly, excluding the pretax impact of $3.2 million in gains on the sale of assets and $0.9 million for the reversal of certain restructuring expenses, net income in 2002 would have been $49.5 million, or $1.20 per share. In 2001, net income would have been $66.7 million, or $1.63 per share, excluding the pretax impact of the $15.3 million loss from the divested operations at ASP, $4.1 million for restructuring and impairment charges, $3.1 million for the termination of a purchase obligation, and $12.1 million in discontinued amortization expense from the adoption of SFAS No. 142. Net income in 2000 would have been $95.6 million excluding the impact of the divested foreign operations and amortization expense noted above. Please refer to Notes 2 and 7 of the Notes to Consolidated Financial Statements, which more fully describes the discontinuation of amortization of goodwill and certain intangibles, the acquisition of American Electric Lighting, and the divestiture of the foreign operations of ASP.

      Excluding the acquisition of American Electric and the divesture of the foreign operations noted above, net sales at Acuity Brands decreased approximately three percent in 2002 when compared to 2001. The decline occurred primarily at ALG and was partially offset by a modest increase at ASP. The decline was primarily due to soft demand and lower selling prices at ALG for certain types of fixtures for industrial and office applications, partially offset by an increase in sales through the retail channel at both ALG and ASP. Consolidated net sales in 2001 declined approximately two percent when compared to 2000 primarily due to a decline in general economic conditions and a slowing in construction spending, particularly in the fourth quarter of fiscal 2001.

      Consolidated operating profit was down 13.9 percent in 2002 to $120.1 million (6.1 percent of net sales) from $139.6 million (7.0 percent of net sales) reported in 2001. Operating profit was $179.9 million (8.9 percent of net sales) in 2000. The decline in operating profit in 2002 was primarily a result of the lost contribution margin on the lower sales noted above, including price erosion experienced in certain key lighting fixture markets, and higher spending for non-discretionary items, partially offset by various profit improvement and cost containment programs and lower corporate expenses. Consolidated gross profit margins declined to 40.7 percent of net sales in 2002 from 42.4 percent and 42.3 percent reported in 2001 and 2000, respectively. The decline in gross profit margins occurred primarily at ALG due to the impact of significant price competition noted above, partially offset by lower costs and expenses due to various profit improvement initiatives and cost containment programs implemented in 2002. Gross profit margins remained essentially flat at ASP over the three-year period. Operating expenses at Acuity Brands in 2002 were $683.4 million (34.6 percent of sales) compared to $701.8 million (35.4 percent of sales) in 2001 and $676.2 million (33.4 percent of sales) in 2000. Excluding amortization expense, operating expenses as a percentage of sales in 2002 remained essentially the same as 2001. Benefits of cost containment programs throughout the Company were primarily offset by increases in non-discretionary spending.

      Other income (expense) for Acuity Brands is made up primarily of interest expense and other miscellaneous, non-operating activity including the gain or loss on the sale of assets, certain restructuring charges and gains or losses on foreign currency transactions. Interest expense, net was $40.7 million, $48.8 million and $43.3 million in 2002, 2001 and 2000, respectively. Interest expense, net was down 16.6 percent in 2002 compared to 2001 primarily because of reduced levels of debt outstanding throughout the period and lower interest rates for much of 2002. Interest expense, net increased slightly in 2001 compared to 2000 primarily because of greater debt levels to fund working capital investments. In 2002, the Company generated a pretax gain of $3.2 million on the sale of certain non-core assets. In 2001, the Company incurred other expenses associated with non-operating activities totaling a pretax loss of $21.6 million, primarily for the loss associated with the disposal of certain foreign assets at ASP and restructuring and other charges related to non-operating activities of the Company.

      The effective tax rate reported by the Company was 37.2 percent, 41.4 percent and 38.1 percent in 2002, 2001 and 2000, respectively. The decline in the tax rate was primarily the result of the legal entity restructuring that occurred in connection with the Spin-off and the elimination of amortization of goodwill.

Acuity Lighting Group

      Acuity Lighting Group reported net sales of approximately $1.47 billion, $1.47 billion, and $1.52 billion for the years ending August 31, 2002, 2001, and 2000, respectively. Excluding revenues contributed from the acquisition of American Electric Lighting in October 2001, net sales would have decreased 4.1 percent during 2002. The decline in net sales during 2002 was due primarily to lower shipments to certain commercial and industrial markets and reduced selling prices for certain key products due to intense price competition for available orders. Net sales decreased during fiscal 2001 compared to fiscal 2000 primarily due to general economic conditions and a slowing in construction spending, particularly in the fourth quarter of fiscal 2001.

      Operating profit was down 24.6 percent in 2002 to $89.6 million from $118.8 million reported in 2001. Operating profit was $144.4 million in 2000. The decline in operating profit in 2002 was primarily the result of the lost contribution on the lower sales noted above due principally to product mix changes and price erosion experienced in certain lighting fixture markets, higher spending for non-discretionary items such as medical and property insurance, and greater investments in certain sales and marketing programs. This decline was partially offset by profit improvement initiatives and cost containment programs that reduced costs and improved productivity in key factories in 2002. These programs included efforts to source materials more effectively, streamline production through better integration with suppliers and eliminate costs associated with non-value added activities. Also, ALG expanded its channels of distribution and the types of customers served in 2002. The adoption of a new accounting standard that eliminated amortization of goodwill and certain intangibles contributed approximately $10.0 million to operating profit at ALG. Operating profit decreased in 2001 primarily due to lower sales, higher excess and obsolete inventory costs, and higher non-discretionary items such as medical and casualty insurance costs.

Acuity Specialty Products

      Net sales at ASP were $497.9 million in 2002, compared with $514.1 million and $508.0 million reported in 2001 and 2000, respectively. Excluding the results from the divestiture of certain foreign operations during 2001, net sales would have been $493.7 million and $481.0 million in 2001 and 2000, respectively. The increase in 2002 net sales was primarily due to continued strength in the retail sector and, to a lesser extent, in certain niche markets. Net sales increased during 2001 primarily as a result of increased sales volumes in both the industrial and institutional and the retail channels.

      Operating profit increased 8.7 percent in 2002 to $44.9 million from $41.3 million reported in 2001. Operating profit was $50.1 million in 2000. Excluding the results from the divestiture of certain foreign operations during 2001, operating profit would have been $42.0 million and $51.5 million in 2001 and 2000, respectively. The increase in operating profit in 2002 was primarily the result of the profit contribution on higher volumes, the impact of profit improvement programs, and the elimination of approximately $2.1 million of amortization expense. These items were partially offset by greater investments in sales initiatives and higher insurance costs. ASP implemented programs such as sourcing initiatives, cost containment programs and aggressive marketing strategies that allowed the segment to produce solid financial performance while expanding penetration of key market niches and further diversifying the customer base. Unfortunately in 2002, many of those efforts merely offset the impact of rising costs for insurance programs. Operating profit decreased in 2001 primarily due to higher medical costs, additional costs incurred to integrate the specialty products businesses, increased energy costs, and greater investments in the development of specialty channel and national accounts.

Corporate

      Corporate expenses decreased 30.2 percent in 2002 to $14.4 million from $20.6 million reported in 2001. Corporate expenses were $14.6 million in 2000. The decrease in corporate expense in 2002 was primarily due to cost containment programs and the reorganization of the corporate staff. Allocated corporate expenses increased in 2001 primarily due to an increase in medical and casualty insurance costs and higher costs related to strategic and operational initiatives.

Outlook

      In 2002, Acuity Brands made progress toward its objective of becoming a broader more diversified organization. Through diversification and size, management believes that Acuity Brands will be less dependent on the business cycles of a single economy, industry or product and thus able to provide more consistent and sustainable growth in earnings and cash flow on which to build the Company in the future. Actions taken in 2002 such as the acquisition of American Electric Lighting, implementation of profit improvement and cost containment initiatives coupled with a significant capital investment program over the last three years and an intense debt reduction program, have made Acuity Brands a more diversified company with greater financial resources. As noted earlier, management intends to continue to focus on the same strategic initiatives in 2003.

      As the Company concludes 2002 and enters 2003, management remains confident in the long-term potential of Acuity Brands, but extremely cautious of the next twelve months. Management’s caution is driven in part by the lack of any real sign of a meaningful recovery or a sustainable improvement in the business climate for the Company’s key markets, particularly in North America. While some economists predict that the domestic economy will improve late in the Company’s fiscal 2003, management is preparing for another year of very difficult conditions. This includes continued cost increases for insurance and certain raw materials, including steel, and the impact of deflationary pricing pressures driven by over-capacity and continued weak customer demand in key markets, principally the nonresidential construction market in North America. Therefore, the focus of the organization will remain on improving the products and services provided to customers, becoming more productive and efficient, and enhancing profitability while continuing to diversify and expand the many end markets and customers served. Additionally, the Company is evaluating various alternatives, some of which it expects to implement in fiscal 2003, to specifically address the negative impact on profit margins of rising costs and pricing pressures. These actions include price increases and other initiatives to enhance price realization throughout the Company. Assuming that economic conditions overall, and more specifically in the Company’s key markets, do not deteriorate beyond their already weakened state, management expects earnings in 2003 to be between $1.20 and $1.40 per share. The low end of this range is based on the current economic environment and is essentially flat with fiscal 2002 earnings, excluding gains on asset sales and restructuring reversals. Should the economy begin to improve in the second half of fiscal 2003, however, the Company could potentially deliver earnings per share at the high end of the range. Sales are expected to increase modestly in 2003, based on current market conditions.

Risks Relating to the Distribution

      On November 7, 2001, the board of directors of National Service Industries, Inc. approved the spin-off of its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution of 100 percent of the outstanding shares of common stock of Acuity Brands, at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty product businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date. The following risks associated with Acuity Brands relate principally to the Distribution. If any of these risks develops into an actual event, the business, financial condition or results of operations of Acuity Brands could be materially adversely affected.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

      NSI and Acuity Brands intend for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the receipt of Acuity Brands Shares by NSI stockholders was tax-free. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

      If the Distribution does not qualify for tax-free treatment, a substantial corporate tax would be payable by the consolidated group of which NSI is the common parent measured by the difference between (1) the aggregate fair market value of the Acuity Brands Shares on the Distribution Date and (2) NSI’s adjusted tax basis in the Acuity Brands Shares on the Distribution Date. The corporate level tax would be payable by NSI. However, Acuity Brands agreed under certain circumstances to indemnify NSI for all or a portion of this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on the results of operations and financial position of Acuity Brands. In addition, under the applicable treasury regulations, each member of NSI’s consolidated group (including Acuity Brands) is severally liable for such tax liability.

      Furthermore, if the Distribution does not qualify as tax-free, each NSI stockholder who received Acuity Brands Shares in the Distribution would be taxed as if he had received a cash dividend equal to the fair market value of his Acuity Brands Shares on the Distribution Date.

      Even if the Distribution qualifies as tax-free, NSI could nevertheless incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), if NSI or Acuity Brands were to undergo a change in control (whether by acquisition, additional share issuance or otherwise) pursuant to a plan or series of related transactions which include the Distribution. Any transaction, which occurs within the four-year period beginning two years prior to the Distribution, is presumed to be part of a plan or series of related transactions that includes the Distribution unless NSI establishes otherwise. Under certain circumstances, Acuity Brands would be obligated to indemnify NSI for all or a portion of this substantial corporate tax liability under the tax disaffiliation agreement. This indemnification obligation would have a material adverse effect on the results of operations and financial position of Acuity Brands.

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

      On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was insolvent at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands Shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

Cautionary Statement Regarding Forward-Looking Information

      This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements concerning: (a) major trends shaping the specialty products industry; (b) expectations related to future commodity hedging transactions for raw materials; (c) seasonal factors affecting the Company’s results of operations; (d) possible future investments in automating equipment in Maquiladora operations to partially offset potential increased labor costs; (e) the expected outcome of activities initiated in fiscal 2002 related to the ability of the Company to deliver on its full potential and provide a platform for future growth opportunities; (f) expectations regarding future liquidity and availability under the Company’s financing arrangements (i) to fund operations, anticipated capital investment, and profit improvement initiatives as currently planned; (ii) to repay borrowings as currently scheduled; and (iii) to pay dividends in such amounts in 2003 as were paid in 2002; (g) anticipated benefits of investments in property, plant, and equipment; (h) expectations regarding the renewal of the supporting line of credit related to the Receivables Facility during fiscal 2003; (i) anticipated benefits of diversification and size; (j) future revenue, earnings, capital expenditures, and debt reduction; (k) management intentions related to strategic initiatives and focus in 2003; and (l) the outcome of pending or future legal or regulatory proceedings. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) unexpected developments and outcomes in the Company’s legal and environmental proceedings; (c) the risk that projected future cash flows from operations are not realized; (d) the impact of competition; (e) the uncertainty caused by operations in cyclical industries; (f) the risk that underlying assumptions or expectations related to the Distribution prove to be inaccurate or unrealized; (g) the risk that the Distribution fails to qualify as a tax-free transaction; (h) the risk that creditors of NSI may challenge the Distribution as a fraudulent conveyance; (i) the risk of a work stoppage or an increase in organized labor activity; (j) the potential for the Company’s growth to be limited by the payment of dividends; and (k) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

      General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due to changing interest rates and foreign exchange rates. Acuity Brands does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding Acuity Brands’ market risks.

      Interest Rates. Interest rate fluctuations expose Acuity Brands’ variable-rate debt to changes in interest expense and cash flows. Acuity Brands’ variable-rate debt, primarily short-term secured borrowings and amounts outstanding under the Company’s credit facilities, amounted to $182.9 million and $245.9 million at August 31, 2002 and 2001, respectively. Based on outstanding borrowings at year-end, a 10 percent increase in market interest rates at August 31, 2002 and 2001 would have resulted in additional annual after-tax interest expense of approximately $0.2 million and $0.6 million, respectively. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt, a 10 percent increase in market interest rates at August 31, 2002 and 2001 would have decreased the fair value of these notes to approximately $342.0 million and $356.1 million, respectively. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

      Foreign Exchange Rates. The majority of Acuity Brands’ revenue, expense, and capital purchases are transacted in U.S. dollars. Acuity Brands does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. Acuity Brands does not engage in speculative transactions, nor does Acuity Brands hold or issue financial instruments for trading purposes. Acuity Brands attempts to reduce its exposure to unfavorable foreign currency translation adjustments through the use of foreign-currency denominated debt agreements.

Item 8.     Financial Statements and Supplementary Data

ACUITY BRANDS, INC.

REPORT OF MANAGEMENT

      The management of Acuity Brands, Inc. is responsible for the integrity and objectivity of the financial information in this annual report. These financial statements are prepared in conformity with accounting principles generally accepted in the United States, using informed judgments and estimates where appropriate. The information in other sections of this report is consistent with the financial statements. The Company maintains a system of internal controls and accounting policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management’s authorization. The audit committee of the Board of Directors, composed entirely of outside directors, is responsible for monitoring the Company’s accounting and reporting practices. The audit committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. Both the internal auditors and Ernst & Young LLP have unrestricted access to the audit committee allowing open discussion, without management’s presence, on the quality of financial reporting and the adequacy of internal accounting controls.

JAMES S. BALLOUN	VERNON J. NAGEL	JOHN W. EHRIE
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Vice President and Controller

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Acuity Brands, Inc.

      We have audited the accompanying consolidated balance sheet of Acuity Brands, Inc. (formerly the National Service Industries, Inc. lighting equipment and specialty products businesses) as of August 31, 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of the National Service Industries, Inc. lighting equipment and specialty products businesses as of August 31, 2001, and for each of the two years in the period ended August 31, 2001, were audited by other auditors who have ceased operations and whose report dated October 12, 2001 expressed an unqualified opinion on those statements and schedule.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company ceased amortization of goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Atlanta, Georgia

September 30, 2002, except for the

last paragraph of Note 4,
as to which the date is
October 11, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

NOTE: This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the year ended August 31, 1999 and certain balance sheet information at August 31, 2000, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report in connection with the filing of this Annual Report on Form 10-K.

To National Service Industries, Inc.:

      We have audited the accompanying combined balance sheets of the National Service Industries, Inc. lighting equipment and chemicals businesses (to be reorganized as Acuity Brands, Inc. — Note 1) as of August 31, 2001 and 2000 and the related combined statements of income, parent’s equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2001. These combined financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the National Service Industries, Inc. lighting equipment and chemicals businesses as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

October 12, 2001

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,

	2002	2001

	(In thousands, except share
	and per-share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,694	$8,006
Receivables, less allowance for doubtful accounts of $8,560 at August 31, 2002 and $8,195 at August 31, 2001	322,735	296,900
Inventories	216,942	210,783
Deferred income taxes	24,247	16,326
Prepayments and other current assets	24,379	27,101

Total Current Assets	590,997	559,116

Property, Plant, and Equipment, at cost:
Land	14,746	16,009
Buildings and leasehold improvements	162,296	161,779
Machinery and equipment	339,198	326,160

Total Property, Plant, and Equipment	516,240	503,948
Less — Accumulated depreciation and amortization	275,561	255,525

Property, Plant, and Equipment, net	240,679	248,423

Other Assets:
Goodwill	344,218	331,363
Other intangibles	133,030	137,581
Other long term assets	49,030	54,092

Total Other Assets	526,278	523,036

Total Assets	$1,357,954	$1,330,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$746	$357
Revolving credit facility	—	105,000
Short-term secured borrowings	129,200	105,100
Notes payable	2,545	24,666
Accounts payable	161,713	108,380
Accrued salaries, commissions, and bonuses	36,459	36,070
Other accrued liabilities	100,144	62,494

Total Current Liabilities	430,807	442,067

Long-Term Debt, less current maturities	410,630	373,707

Deferred Income Taxes	23,480	31,759

Self-Insurance Reserves, less current portion	16,517	14,350

Other Long-Term Liabilities	74,568	85,394

Commitments and Contingencies
Stockholders’ Equity:
NSI investment	—	400,296
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,346,730 shares issued and outstanding	414	—
Paid-in capital	403,389	—
Retained earnings	21,884	—
Unearned compensation on restricted stock	(500)	—
Accumulated other comprehensive income (loss) items	(23,235)	(16,998)

Total Stockholders’ Equity	401,952	383,298

Total Liabilities and Stockholders’ Equity	$1,357,954	$1,330,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended August 31,

	2002	2001	2000

	(In thousands, except per-share data)
Net sales	$1,972,796	$1,982,700	$2,023,644
Cost of products sold	1,169,282	1,141,353	1,167,524

Gross Profit	803,514	841,347	856,120
Selling and administrative expenses	679,071	683,793	657,742
Amortization expense	4,316	17,965	18,441

Operating Profit	120,127	139,589	179,937
Other Expense (Income):
Interest expense, net	40,690	48,797	43,299
Restructuring and other charges	(853)	4,083	—
Loss on sale of businesses	—	14,557	—
Miscellaneous (income) expense, net	(2,546)	3,000	1,347

Total Other Expense (Income)	37,291	70,437	44,646

Income before Provision for Income Taxes	82,836	69,152	135,291
Provision for Income Taxes	30,812	28,649	51,600

Net Income	$52,024	$40,503	$83,691

Pro Forma Earnings Per Share (Unaudited):
Basic Earnings per Share	$1.26	$0.99	n/a

Basic Weighted Average Number of Shares Outstanding	41,286	41,068	n/a

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,

	2002	2001	2000

	(In thousands)
Cash Provided by (Used for) Operating Activities:
Net income	$52,024	$40,503	$83,691
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	49,494	62,911	58,485
Gain on the sale of property, plant, and equipment	(3,214)	(194)	(156)
Loss on sale of businesses	—	14,557	—
Provision for losses on accounts receivable	5,445	4,930	2,667
Restructuring and other charges	(853)	4,083	—
Change in assets and liabilities net of effect of acquisitions and divestitures —
Receivables	(31,822)	35,258	(37,464)
Inventories	4,471	23,189	(40,054)
Deferred income taxes	(2,920)	(4,433)	321
Prepayments and other current assets	1,328	(3,948)	(3,662)
Accounts payable and accrued liabilities	81,058	5,137	(12,202)
Self-insurance reserves and other long-term liabilities	(13,011)	422	12,038
Other assets and liabilities	4,841	1,238	(9,764)

Net Cash Provided by Operating Activities	146,841	183,653	53,900

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(33,482)	(47,611)	(62,913)
Proceeds from the sale of property, plant, and equipment	8,358	1,837	1,866
Proceeds from the sale of businesses	—	1,632	—
Acquisitions	(24,765)	—	(16,214)

Net Cash Used for Investing Activities	(49,889)	(44,142)	(77,261)

Cash Provided by (Used for) Financing Activities:
Net (repayments) borrowings of notes payable	(22,121)	4,381	8,814
Issuances (repayments) of commercial paper, net (less than 90 days)	—	(221,801)	(87,762)
Issuances of commercial paper (greater than 90 days)	—	1,370	194,953
Repayments of commercial paper (greater than 90 days)	—	(15,200)	(222,750)
(Repayments) borrowings from revolving credit facility, net	(65,000)	105,000	—
Proceeds from short-term secured borrowings	24,100	105,100	—
Proceeds from issuances of long-term debt	—	—	199,798
Repayments of long-term debt	(2,688)	(7,601)	(1,196)
Employee Stock Purchase Plan share issuances	830	—	—
Dividends	(18,606)	—	—
Net activity with NSI	(18,632)	(103,386)	(69,296)

Net Cash (Used for) Provided by Financing Activities	(102,117)	(132,137)	22,561

Effect of Exchange Rate Changes on Cash	(147)	173	(271)

Net Change in Cash and Cash Equivalents	(5,312)	7,547	(1,071)
Cash and Cash Equivalents at Beginning of Year	8,006	459	1,530

Cash and Cash Equivalents at End of Year	$2,694	$8,006	$459

Supplemental Cash Flow Information:
Income taxes paid during the year	$11,869	$32,659	$55,302
Interest paid during the year	41,231	43,416	42,399

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

						Accumulated	Unearned
						Other	Compensation
						Comprehensive	On
	Comprehensive	NSI	Common	Paid-in	Retained	Income (Loss)	Restricted
	Income	Investment	Stock	Capital	Earnings	Items	Stock	Total

	(In thousands, except share and per-share data)
Balance, September 1, 1999		$441,148	$—	$—	$—	$(9,294)	$—	$431,854
Comprehensive income:
Net income	$83,691	83,691	—	—	—	—	—	83,691
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,448)	—	—	—	—	(3,448)	—	(3,448)
Minimum pension liability adjustment	1	—	—	—	—	1	—	1

Other comprehensive income (loss)	(3,447)

Comprehensive income	$80,244

Net transactions with NSI		(69,296)	—	—	—	—	—	(69,296)

Balance, August 31, 2000		455,543	—	—	—	(12,741)	—	442,802
Comprehensive income:
Net income	$40,503	40,503	—	—	—	—	—	40,503
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,374)	—	—	—	—	(2,374)	—	(2,374)
Reclassification adjustment for translation loss included in net income	503	—	—	—	—	503	—	503
Minimum pension liability adjustment (net of tax of $1,402)	(2,386)	—	—	—	—	(2,386)	—	(2,386)

Other comprehensive income (loss)	(4,257)

Comprehensive income	$36,246

Net transactions with NSI		(95,750)	—	—	—	—	—	(95,750)

Balance, August 31, 2001		400,296	—	—	—	(16,998)	—	383,298
Allocation of NSI Investment		(400,296)	413	400,560			(677)	—
Comprehensive income:
Net income	$52,024	—	—	—	52,024	—	—	52,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(267)	—	—	—	—	(267)	—	(267)
Minimum pension liability adjustment (net of tax of $3,507)	(5,970)	—	—	—	—	(5,970)	—	(5,970)

Other comprehensive income (loss)	(6,237)

Comprehensive income	$45,787

Amortization and forfeitures of restricted stock grants		—	—	—	—	—	177	177
Employee Stock Purchase Plan issuances(1)		—	1	829	—	—	—	830
Cash dividends of $0.45 per share paid on common stock		—	—	—	(18,606)	—	—	(18,606)
Net transactions with NSI		—	—	2,000	(11,534)	—	—	(9,534)

Balance, August 31, 2002		$—	$414	$403,389	$21,884	$(23,235)	$(500)	$401,952

(1)	102,695 shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1:     Spin-off and Basis of Presentation

      On November 7, 2001, the board of directors of National Service Industries, Inc. (“NSI”) approved the spin-off of its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

      These Consolidated Financial Statements include the accounts of the NSI businesses that comprised its lighting equipment and specialty products businesses and an allocation of corporate accounts. The lighting equipment segment produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The specialty products segment produces maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

      The Consolidated Financial Statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group (“ALG”) and Acuity Specialty Products Group (“ASP”). For periods prior to December 1, 2001, these financial statements were derived from the historical financial statements of NSI. Acuity Brands was allocated certain corporate assets, liabilities, and expenses of NSI during periods prior to December 1, 2001 based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenues, employee headcount, and other relevant factors. The Company believes these allocations were made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company. The Consolidated Financial Statements reflect an allocation of debt and related interest expense, as further described in Note 4.

      In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. The lease agreement and the put option agreement expired prior to May 31, 2002. Under the tax disaffiliation agreement, Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity Brands will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity Brands may need transitional assistance and support. Management believes the amounts paid or received associated with these services under the transition services agreement are representative of the fair value of the services provided. In addition, under the transition services agreement, the Company has committed to provide collateral associated with various property and casualty insurance programs of NSI. See Note 6 Commitments and Contingencies for a discussion of NSI’s standby letters of credit.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:     Summary of Significant Accounting Policies

Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Revenue Recognition and Product Warranty

      Acuity Brands records revenues as products are shipped and title passes. A provision for estimated returns, allowances, and warranty costs is recorded when products are shipped based on historical experience.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, which include estimates of NSI costs allocated to Acuity Brands, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. Acuity Brands considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

      Concentrations of credit risk with respect to receivables, which are unsecured, are limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. As a result, as of August 31, 2002 and 2001, Acuity Brands does not consider itself to have any significant concentrations of credit risk.

Reclassifications

      Certain prior period amounts have been reclassified to conform to current year presentation.

Inventories

      Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consist of the following:

	August 31,

	2002	2001

Raw materials and supplies	$97,036	$87,932
Work in progress	19,884	13,365
Finished goods	108,659	124,112

	225,579	225,409
Less: reserves	(8,637)	(14,626)

	$216,942	$210,783

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. The Company adopted SFAS No. 142 effective September 1, 2001 resulting in a decrease in amortization expense of approximately $12.1 million during the year ended August 31, 2002 when compared to the year ended August 31, 2001.

      Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,347)	$13,030	$(912)
Distribution network	53,000	(5,448)	53,000	(3,681)
Other	17,076	(8,295)	20,470	(6,889)

Total	$83,106	$(15,090)	$86,500	$(11,482)

Unamortized intangible assets:
Trade names	$65,014		$62,563

      The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $4,316 and $5,863 related to intangible assets with definite lives during fiscal 2002 and fiscal 2001, respectively. Projected amortization expense is approximately $3.2 million in each of the next five years.

      The changes in the carrying amount of goodwill during the period are summarized as follows:

	ALG	ASP	Total

Balance as of August 31, 2001	$301,350	$30,013	$331,363
Goodwill acquired during the year	9,263	—	9,263
SFAS No. 141/142 adoption reclassification	2,692	—	2,692
Other	798	102	900

Balance as of August 31, 2002	$314,103	$30,115	$344,218

      Acuity Lighting Group and Acuity Specialty Products Group each tested goodwill and intangible assets with indefinite useful lives for impairment during fiscal 2002, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment during fiscal 2002.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the adoption of SFAS No. 142, $3,460 of goodwill associated with a 1969 acquisition was not amortized. Remaining amounts of goodwill ($327,903 at August 31, 2001) were amortized over estimated useful lives ranging from 10 years to 40 years. Had the Company accounted for goodwill and intangibles with indefinite useful lives consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income would have been affected as follows:

	Year Ended August 31,

	2002	2001	2000

Reported net income	$52,024	$40,503	$83,691
Add back: Goodwill amortization	—	9,891	10,088
Add back: Trade name amortization	—	990	990

Adjusted net income	$52,024	$51,384	$94,769

Basic earnings per share*:
Reported net income	$1.26	$0.99
Add back: Goodwill amortization	—	0.24
Add back: Trade name amortization	—	0.03

Adjusted net income	$1.26	$1.26

*	Earnings per share for the years ended August 31, 2002 and 2001 are pro forma. See Note 5 for additional information.

      The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on a periodic basis, which could have an adverse effect on the Company’s Consolidated Financial Statements if these assets are deemed impaired.

Other Long Term Assets

      Other long-term assets consisted of the following (in thousands):

	August 31,

	2002	2001

Long term investments(1)	$28,677	$34,287
Prepaid pension costs	12,693	14,330
Intangible pension asset	1,580	1,795
Note receivable, net	2,165	—
Debt issue costs	2,385	2,832
Miscellaneous	1,530	848

	$49,030	$54,092

(1)	Long Term Investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long Term Liabilities

      Other long-term liabilities consisted of the following (in thousands):

	August 31,

	2002	2001

Accrued pension liability	$15,622	$10,570
Postretirement benefits other than pensions(1)	56,380	64,381
Nonemployee director stock unit plan	970	2,538
Postemployment benefit obligation(2)	497	446
Long term incentive plan	—	6,421
Miscellaneous	1,099	1,038

	$74,568	$85,394

(1)	Postretirement Benefits Other Than Pensions — The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, for matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of three percent of an eligible employee’s compensation. Deferred compensation associated with these plans, together with the Company’s contributions and accumulated earnings, is distributable in cash pursuant to the terms of the plans, either after specified periods of time or after retirement.

(2)	Postemployment Benefit Obligation — SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

Earnings Per Share

      Earnings per share data has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI, or businesses thereof, during a portion of or for all of the periods presented and were recapitalized as part of the Distribution.

Pro Forma Earnings Per Share (Unaudited)

      Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Pro forma earnings per share information is unaudited and has been presented for the years ended August 31, 2002 and 2001 only.

     Shipping and Handling Fees and Costs

      In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are generally recorded in Cost of products sold. Other shipping and handling costs are included in Selling and administrative

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and totaled $114.1 million, $114.6 million, and $114.7 million in fiscal 2002, 2001, and 2000, respectively.

Depreciation

      For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 3 to 15 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement whichever is shorter.

Research and Development

      Research and development costs are expensed as incurred. Research and development expenses amounted to $22.0 million, $15.6 million, and $17.2 million during fiscal years 2002, 2001, and 2000, respectively.

Foreign Currency Translation

      The functional currency for the foreign operations of Acuity Brands is the local currency in most cases. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) Items in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

      Gains or losses resulting from foreign currency transactions are included in Miscellaneous (income) expense, net in the Consolidated Statements of Income and were insignificant in fiscal years 2002, 2001, and 2000.

Interest Expense, Net

      Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

      The following table summarizes the components of interest expense, net:

	Years Ended August 31,

	2002	2001	2000

Interest expense	$41,196	$49,421	$43,638
Interest income	(506)	(624)	(339)

Interest expense, net	$40,690	$48,797	$43,299

Miscellaneous (Income) Expense, net

      Miscellaneous (income) expense, net, is comprised primarily of gains or losses resulting from the sale of fixed assets and gains or losses on foreign currency transactions. Additionally, during 2001, Miscellaneous (income) expense, net, includes a charge of approximately $3.1 million related to the early termination of a purchase contract.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Adopted in Fiscal 2002

      As mentioned above, Acuity Brands adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2002.

Accounting Standards Yet to Be Adopted

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under SFAS No. 144, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Acuity Brands will adopt this statement effective September 1, 2002. Adoption of this statement will not have a significant effect on the Company’s consolidated results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Acuity Brands will adopt SFAS No. 146 effective September 1, 2002. Adoption of this statement will not have a significant effect on the Company’s consolidated results of operations or financial position.

Note 3:     Pension and Profit Sharing Plans

      Acuity Brands has several pension plans covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Acuity Brands makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables reflect the status of Acuity Brands’ pension plans at August 31, 2002 and 2001:

	August 31,

	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of year	$87,222	$77,590
Service cost	3,437	2,553
Interest cost	6,534	6,270
Curtailment	(952)	—
Actuarial loss	2,972	5,095
Benefits paid	(5,911)	(3,699)
Other	1,362	(587)

Benefit obligation at end of year	$94,664	$87,222

Change in Plan Assets:
Fair value of plan assets at beginning of year	$83,489	$86,917
Actual return on plan assets	(3,878)	46
Employer contributions	4,828	1,138
Employee contributions	226	229
Benefits paid	(5,911)	(3,699)
Other	408	(1,142)

Fair value of plan assets at end of year	$79,162	$83,489

Funded Status:
Funded status	$(15,502)	$(3,733)
Unrecognized actuarial loss	25,768	11,164
Unrecognized transition asset	(503)	(629)
Unrecognized prior service cost	2,153	2,541

Prepaid pension expense	$11,916	$9,343

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Prepaid benefit cost	$12,693	$14,330
Accrued benefit liability	(15,622)	(10,570)
Intangible asset	1,580	1,795
Accumulated other comprehensive loss	13,265	3,788

Net amount recognized at year-end	$11,916	$9,343

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $51.6 million, $48.8 million, and $34.1 million, respectively, as of August 31, 2002, and $28.7 million, $27.4 million, and $17.4 million, respectively, as of August 31, 2001.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic pension cost for the fiscal years ended August 31, 2002, 2001, and 2000 included the following:

	2002	2001	2000

Service cost	$3,437	$2,553	$2,877
Interest cost	6,534	6,270	5,851
Expected return on plan assets	(7,600)	(8,038)	(7,511)
Amortization of prior service cost	434	418	386
Amortization of transitional asset	(126)	(140)	(148)
Recognized actuarial loss (gain)	205	(18)	53

Net periodic pension cost	$2,884	$1,045	$1,508

      Weighted average assumptions in fiscal year 2002 and 2001 included the following:

	2002	2001

Discount rate	7.2%	7.7%
Expected return on plan assets	9.3%	9.3%
Rate of compensation increase	4.9%	5.0%

      It is Acuity Brands’ policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

      Acuity Brands also has profit sharing and 401(k) plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $5.0 million in 2002, $4.3 million in 2001, and $4.7 million in 2000. Effective February 2002, participants in all of the Company’s profit sharing and 401(k) plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2002, assets of the 401(k) plans included shares of the Company’s common stock with a market value of approximately $7.3 million, which represented approximately three percent of the total fair market value of assets in the Company’s 401(k) plans.

Note 4:     Long-Term Debt and Lines of Credit

      As part of the distribution agreement between NSI and Acuity Brands, all but approximately $5.0 million of NSI’s total consolidated outstanding debt was assumed by Acuity Brands or refinanced with new borrowings by Acuity Brands. Accordingly, for purposes of the historical presentation of the Company’s financial position as of August 31, 2001, all but $5.0 million of NSI’s total consolidated outstanding debt has been presented as obligations of Acuity Brands. For purposes of the historical presentation of the results of operations of Acuity Brands, the Company has reflected interest expense related to the debt allocated to it.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt at August 31, 2002 and 2001, consisted of the following:

	2002	2001

3-Year Revolving Credit Facility	$40,000	$—
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $268 in 2002 and $310 in 2001	159,732	159,690
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $195 in 2002 and $219 in 2001	199,805	199,781
Other notes, payable in installments to 2021	11,839	14,593

	411,376	374,064
Less — Amounts payable within one year included in current liabilities	746	357

	$410,630	$373,707

      Future annual principal payments of long-term debt are as follows:

Fiscal Year	Amount

2003	$746
2004	1,211
2005	20,759
2006	17,973
2007	—
Thereafter	370,687

$411,376

      In May 2001, NSI entered into a three-year agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of ALG and ASP. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $239.1 million at August 31, 2002. Borrowings at August 31, 2002 and 2001 under the Receivables Facility totaled $129.2 million and $105.1 million, respectively, and are included in Short-term secured borrowings in the accompanying Consolidated Balance Sheets. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate was 1.80 percent and 3.90 percent at August 31, 2002 and 2001, respectively.

      During fiscal 2002, Acuity Brands entered into a new financing agreement (“Revolving Credit Facility”), which replaced the Company’s $240.0 million, 364-day committed credit facility which was due to mature in October 2002. This Revolving Credit Facility, which has two components, allows for borrowings of up to $210.0 million. The first component is a 364-day committed credit facility of $105.0 million, which is scheduled to mature in April 2003. The second component is a three-year credit facility of $105.0 million and is scheduled to mature in April 2005. At August 31, 2002, the Company had $40.0 million in outstanding borrowings under the three-year component of the Revolving Credit Facility, which are classified as long-term in the accompanying Consolidated Balance Sheets. The interest rate on outstanding borrowings was 3.05 percent at August 31, 2002. At August 31, 2002, $23.7 million in letters of credit related to both the Company’s and NSI’s property and casualty insurance programs was outstanding under the Revolving Credit Facility. See Note 6 Commitments and Contingencies for a discussion of NSI’s standby letters of credit. These letters of credit decrease the amount of credit available

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Revolving Credit Facility. Outstanding borrowings under the Company’s credit facility at August 31, 2001 were $105.0 million at an interest rate of 4.1 percent. Additional borrowings of $11.7 million were outstanding under NSI’s uncommitted bank lines at August 31, 2001 at an interest rate of 5.0 percent.

      The Revolving Credit Facility contains financial covenants calculated quarterly including a leverage ratio of total indebtedness at the end of each quarter to EBITDA for the trailing four quarters and an interest coverage ratio. Interest rates under the Revolving Credit Facility are based on LIBOR plus a margin that is based on the Company’s credit rating for unsecured long-term public debt and its leverage ratio. Acuity Brands pays an annual fee on the commitment based on the Company’s credit rating for unsecured long-term public debt. The Company was in compliance with all covenants contained in its credit agreement for each quarter end in 2002.

      The Company’s Receivables Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility may be denied. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

      At August 31, 2002, the Company had total availability under its Revolving Credit Facility of $146.3 million. Acuity Brands also had uncommitted foreign bank lines of credit totaling $4.5 million at August 31, 2002. Outstanding borrowings under the foreign bank lines at August 31, 2002 were $2.5 million, at a weighted-average interest rate of 4.19 percent. At August 31, 2001, outstanding borrowings under NSI’s foreign bank lines were $13.0 million, at a weighted-average interest rate of 4.90 percent.

      At August 31, 2002, the Company had an additional $11.7 million in letters of credit outstanding that provide back-up support for the Company’s industrial revenue bonds. These letters of credit do not reduce the amount of credit available under the Revolving Credit Facility.

      In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. The fair values of the $160.0 million and $200.0 million notes, based on quoted market prices, were approximately $148.4 million and $208.1 million, respectively, at August 31, 2002. Excluding the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on the borrowing rates currently available to Acuity Brands for bank loans with similar terms and average maturities.

      In October 2002, Acuity Brands entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. The Term Loan contains financial covenants similar to the Company’s credit facility including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. The principal payment table above reflects future annual principal payments associated with the Term Loan.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:     Common Stock and Related Matters

NSI’s Investment

      Upon completion of the Distribution on November 30, 2001, Acuity Brands became an independent Company owned by the NSI shareholders of record as of November 16, 2001. Prior to November 30, 2001, Acuity Brands (previously and temporarily named L & C Spinco, Inc.) and the subsidiaries comprising the lighting equipment and specialty products businesses were wholly-owned by NSI. Accordingly, prior to November 30, 2001, stockholders’ equity was comprised of NSI’s investment in these subsidiaries. Beginning on November 30, 2001 stockholders’ equity reflected the outstanding stock, paid-in capital, and other stockholders’ equity items of Acuity Brands and its wholly owned subsidiaries.

Stockholder Protection Rights Agreement

      Prior to the Spin-off, the Company’s board of directors adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”). The Rights Agreement contains provisions that are intended to protect the Company’s stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s board of directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, the Company’s board of directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of November 16, 2001. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of 15% or more of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”). Unless previously redeemed by the Company’s board of directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s board of directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the board of directors.

Preferred Stock

      The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2002 and 2001.

Earnings per Share

      Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity Brands stock did not commence until December 3, 2001 (other than on a when-issued basis); therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share are not presented.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table calculates pro forma basic earnings per common share for the years ended August 31, 2002 and 2001:

	Years Ended August 31,

	2002	2001

Pro Forma basic earnings per common share:
Net income (in thousands)	$52,024	$40,503
Basic weighted average shares outstanding (in thousands)	41,286	41,068

Basic earnings per common share	$1.26	$0.99

Stock-Based Compensation

      Pursuant to the employee benefits agreement, NSI stock options held by employees of Acuity Brands were converted to, and replaced by, Acuity Brands stock options at the time of the Distribution. Acuity Brands multiplied the number of shares purchasable under each converted stock option by a ratio determined at the time of the Distribution, based on the respective trading prices of NSI and Acuity Brands shares, and divided the exercise price per share of each option by the same ratio. Fractional shares were rounded down to the nearest whole number of shares. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense resulted from the replacement of the options.

      Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares are authorized for issuance under the Plan. Stock options generally become exercisable over a three or four-year period from the date of grant. The Plan also provides for the issuance of performance-based and restricted stock awards.

      Aspiration Achievement Incentive Awards may be earned and issued to Participants based on a level of achievement of performance over a multi-year performance cycle. Amounts (credited) charged to compensation expense for 2002, 2001, and 2000 were approximately $(1.1 million), $0.7 million, and $6.7 million, respectively. No Aspiration Achievement Incentive Awards are currently outstanding, except with respect to the performance cycle ended August 31, 2002.

      At August 31, 2002, 218,180 shares of Acuity Brands common stock were subject to restricted stock awards held by the Company’s officers and other key employees. Under the awards, restricted shares are granted in 20 percent increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions of the NSI restricted stock. Compensation expense of $0.2 million was recognized in the Consolidated Financial Statements during fiscal 2002 for the restricted stock awards. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution.

      In November 2001, the Company’s board of directors approved the Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, under which 300,000 shares are authorized for issuance. The

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options granted under this plan become exercisable one year from the date of grant. During fiscal 2002, options for 50,000 shares were granted under this plan.

      Under all stock option plans, the options generally expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. At August 31, 2002, shares available for grant under all plans were 1,063,489, less 22,566 shares required for the payment of outstanding Aspiration Achievement Incentive Awards.

      Stock option transactions for the stock option plans and stock option agreements during the year ended August 31, 2002 were as follows:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding at August 31, 2001	—	—	—	—

NSI options converted at the Spin-off	4,278,325	$22.97
Granted	3,004,051	$13.84
Exercised	(1,053)	$16.50
Cancelled	(200,025)	$16.38

Outstanding at August 31, 2002	7,081,298	$19.15	2,712,343	$25.25

Range of option exercise prices:
$10.00 – $15.00 (average life – 9.3 years)	2,900,928	$13.80	35,554	$13.80
$15.01 – $20.00 (average life – 8.1 years)	1,755,900	$16.61	606,954	$16.70
$20.01 – $25.00 (average life – 5.5 years)	1,094,189	$23.11	843,589	$22.96
$25.01 – $30.00 (average life – 4.6 years)	826,540	$28.59	723,750	$28.43
$30.01 – $40.00 (average life – 4.4 years)	503,741	$35.63	502,496	$35.64

      The Company accounts for the employee and director plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during fiscal year 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and pro forma earnings per share would have been reduced to the following pro forma amounts:

2002

Pro Forma Information:
Net income	$49,282
Basic earnings per share	1.19

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effect of applying SFAS No. 123 may not be representative of the effect on reported net income in future years because options vest over several years and additional awards are generally made each year.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of options was $3.98. The following weighted average assumptions were used to estimate fair value:

	2002

Dividend yield	4.3%
Expected volatility	34.0%
Risk-free interest rate	5.2%
Expected life of options	10	years
Turnover rate	5.0%

Employee Stock Purchase Plan

      In November 2001, Acuity Brands adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the Company’s common stock at a 15 percent discount. Shares are purchased quarterly at 85 percent of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which 1,397,305 shares remain available for purchase under the plan. Employees may participate at their discretion. Management neither encourages nor discourages employee participation.

Note 6:     Commitments and Contingencies

Self-Insurance

      It is the current policy of Acuity Brands to self insure, up to certain limits, for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers’ compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually.

      The Company is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, if necessary.

Leases

      Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2002, are as follows: 2003 – $14.3 million; 2004 – $11.5 million; 2005 – $7.4 million; 2006 – $4.5 million; 2007 – $3.3 million; after 2007 – $21.8 million.

      Total rent expense was $17.8 million in 2002, $12.3 million in 2001, and $14.5 million in 2000.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

      Approximately 40 percent of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 24 percent of the Company’s work force will expire within one year.

Litigation

      Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the future financial results of Acuity Brands. Acuity Brands establishes reserves for legal claims when payments associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

      Genlyte Thomas Group LLC (“Genlyte Thomas”) filed suit on March 29, 2000, in the United States District Court, Western District of Kentucky, alleging that certain Lithonia Lighting products infringe a patent related to a frame for recessed lighting fixtures and that the infringement is willful. The Company believes that it has valid defenses to the lawsuit and is vigorously defending the asserted allegations. Specifically, the Company has received a formal opinion from independent patent counsel that the patent is invalid and unenforceable. In discovery, which recently has been substantially completed, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages. Any damages awarded at trial may be increased by the court by up to three times if willful infringement is found. The Company has reserved the expected defense costs for this litigation. Extensive pre-trial motions have been filed and it is expected that the case, if it proceeds to trial, will not be heard until late 2003.

Environmental Matters

      The operations of the Company are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

      Acuity Brands establishes reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The environmental reserves of Acuity Brands, for all periods presented in the Consolidated Financial Statements, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the number of other parties whose status or activities also subjects them to liability regardless of fault.

      Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is immaterial at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property that Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its properties and adjoining properties and submitted a Compliance Status Report (“CSR”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. Until the EPD approves the CSR and Acuity Brands evaluates the necessity for and scope of any appropriate corrective action, Acuity Brands will not be able to determine whether corrective action will be required and what the costs of such action will be.

Standby Letters of Credit

      In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined the future relationships between Acuity Brands and NSI after the Distribution, including a transition services agreement. In addition to other services described in the agreement, the transition services agreement provides that Acuity Brands will, for a fee, provide collateral associated with various property and casualty insurance programs of NSI not to exceed the following amounts:

Period

Beginning	Ending	Letters of Credit

September 1, 2002	October 31, 2002	$10.4 million
November 1, 2002	October 31, 2003	$8.0 million
November 1, 2003	October 31, 2004	$5.0 million
November 1, 2004	October 31, 2005	$2.0 million

Standby letters of credit provided to state regulatory authorities to support self-insurance programs for property and casualty liabilities decrease the amount of credit available on revolving credit facilities. At August 31, 2002, $10.4 million on the Revolving Credit Facility of Acuity Brands related to these standby letters of credit was unavailable for use by Acuity Brands. The management of Acuity Brands believes it has sufficient capacity under its Revolving Credit Facility to accommodate this requirement under the transition services agreement.

      In the event NSI is unable to fulfill its obligations under certain of its property and casualty programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands believes it is unlikely that these letters of credit will be drawn upon.

Risks and Uncertainties Related to the Distribution

      On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity was solvent and adequately capitalized at the

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if either incurred debt beyond its ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

Note 7:     Acquisitions and Dispositions

      In October 2001, Acuity Brands acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation for approximately $24.8 million in cash. The activities of American Electric Lighting are included in the results of operations of the Company since the date of acquisition. The allocation of the purchase price resulted in goodwill of approximately $9.3 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names, as the Company believes the useful lives are indefinite. The Company believes that the acquisition will provide the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and will add breadth to the current utility offerings in high-end decorative street and area lighting of Acuity Brands. The allocation of the purchase price was as follows:

2002

Current assets	$11,601
Property, plant, and equipment	8,493
Intangibles	2,451
Goodwill	9,263
Liabilities	(7,043)

$24,765

      Acquisition spending in 2000 totaled $16.2 million and related to the cash-out of remaining Holophane Corporation (“Holophane”) shares. NSI purchased Holophane in July 1999 for approximately $470.8 million. Of the total purchase price, $454.6 million was paid during fiscal 1999 and $16.2 million was paid during fiscal 2000.

      During fiscal 2001, as part of an initiative to refocus the overseas operations of the specialty products segment, Acuity Brands sold its Australian subsidiary resulting in a pretax loss of $5.6 million. In addition, Acuity Brands sold its French operations, as well as certain trademarks and formulas for a pretax loss of $9.0 million. The combined pretax loss of $14.6 million is included in Loss on sale of businesses in the Consolidated Statements of Income.

Note 8:     Restructuring Expense and Other Charges

      In the first quarter of fiscal 2000, the lighting equipment segment recorded a $1.0 million pretax charge for closing a manufacturing facility in California. This charge represented termination benefits for

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

341 hourly employees and was recorded in Cost of products sold in the 2000 Consolidated Statements of Income. All amounts accrued were paid during fiscal 2000 with no significant revisions to either the number of terminated employees or the amount of benefits initially accrued.

      During fiscal 2001, the lighting equipment segment incurred severance charges of $1.6 million for the termination of 116 manufacturing and salaried employees, all of whom were terminated prior to the end of the fiscal year. Additionally, the specialty products segment recorded $0.7 million of severance costs related to the termination of 18 manufacturing and salaried employees, all of whom were terminated prior to the end of the fiscal year. Unrelated to the severance charges, the lighting equipment and specialty products segments disposed of certain fixed assets, resulting in losses of $1.4 million and $0.4 million, respectively. The resulting losses were included in the Consolidated Statements of Income under the caption Restructuring and other charges.

      During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million in income was recorded and is included in Restructuring and other charges in the Consolidated Statements of Income.

Note 9:     Income Taxes

      Prior to the Distribution, Acuity Brands was included in the consolidated federal income tax return of NSI. Acuity Brands’ provision for income taxes in the accompanying statements of income reflects Federal, state, and foreign income taxes calculated using the separate return basis. Acuity Brands accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

      The provision for income taxes consists of the following components:

	Years Ended August 31,

	2002	2001	2000

Provision for current Federal taxes	$23,509	$29,171	$40,527
Provision for current state taxes	2,225	1,744	2,134
Provision for current foreign taxes	4,189	5,058	4,657
Provision for deferred taxes	889	(7,324)	4,282

Total provision for income taxes	$30,812	$28,649	$51,600

      A reconciliation from the Federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,

	2002	2001	2000

Federal income tax computed at statutory rate	$28,993	$24,203	$47,352
State income tax, net of Federal income tax benefit	1,657	1,342	3,518
Foreign and other, net	162	3,104	730

Total provision for income taxes	$30,812	$28,649	$51,600

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the net deferred income tax (asset) liability at August 31, 2002 and 2001 include:

	August 31,

	2002	2001

Deferred Income Tax Liabilities:
Depreciation	$1,745	$11,583
Pension	—	4,468
Intangibles	47,900	48,614
Other liabilities	718	2,613

Total deferred income tax liabilities	50,363	67,278

Deferred Income Tax Assets:
Self-insurance	(9,991)	(6,898)
Pension	(4,060)	—
Deferred compensation	(25,245)	(23,025)
Foreign tax losses	(959)	(969)
Restructuring and other accruals not yet deductible	(10,025)	(12,804)
Other assets	(850)	(8,149)

Total deferred income tax assets	(51,130)	(51,845)

Net deferred income tax (asset) liability	$(767)	$15,433

      At August 31, 2002, Acuity Brands had foreign net operating loss carryforwards of $2.8 million that can be carried forward indefinitely.

Note 10:     Quarterly Financial Data (Unaudited)

						Pro
						Forma
					Basic	Basic	Diluted
			Income		Earnings	Earnings	Earnings
		Gross	Before	Net	Per	Per	Per
	Sales	Profit	Taxes	Income	Share*	Share*	Share*

2002
1st Quarter	$481,691	$196,510	$18,600	$11,534	n/a	$0.28	n/a
2nd Quarter	468,245	189,982	17,033	10,558	$0.26	n/a	$0.26
3rd Quarter	507,576	208,392	23,506	14,571	0.35	n/a	0.35
4th Quarter	515,284	208,630	23,697	15,361	0.37	n/a	0.37
2001
1st Quarter	$502,646	$216,288	$22,512	$13,507	n/a	$0.33	n/a
2nd Quarter	471,283	200,685	21,802	13,081	n/a	0.32	n/a
3rd Quarter	503,132	216,090	14,174	7,516	n/a	0.18	n/a
4th Quarter	505,639	208,284	10,664	6,399	n/a	0.16	n/a

*	Earnings per share for the periods prior to second quarter fiscal 2002 are pro forma. See Note 5 for additional information.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Business Segment Information

						Capital
		Operating				Expenditures
		Profit	Total	Depreciation	Amortization	and
	Sales	(Loss)	Assets	Expense	Expense	Acquisitions

2002
ALG	$1,474,882	$89,553	$1,100,175	$36,323	$4,196	$47,342
ASP	497,914	44,931	220,165	8,047	120	10,456
Corporate	—	(14,357)	37,614	808	—	449

	$1,972,796	$120,127	$1,357,954	$45,178	$4,316	$58,247

2001
ALG	$1,468,558	$118,829	$1,082,676	$36,197	$14,861	$37,389
ASP	514,142	41,337	211,579	8,131	3,104	8,912
Corporate	—	(20,577)	36,320	618	—	1,310

	$1,982,700	$139,589	$1,330,575	$44,946	$17,965	$47,611

2000
ALG	$1,515,652	$144,417	$1,142,227	$31,792	$14,994	$68,721
ASP	507,992	50,107	241,645	7,705	3,447	9,946
Corporate	—	(14,587)	39,008	547	—	460

	$2,023,644	$179,937	$1,422,880	$40,044	$18,441	$79,127

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table:

	2002	2001	2000

Net Sales (1)
United States	$1,749,387	$1,749,498	$1,786,901
Canada	103,061	105,825	102,821
European countries	63,643	72,568	80,785
Other	56,705	54,809	53,137

	$1,972,796	$1,982,700	$2,023,644

Operating profit
United States	$114,877	$130,044	$169,869
Canada	822	5,150	7,058
European countries	3,582	2,315	1,096
Other	846	2,080	1,914

	$120,127	$139,589	$179,937

Long-lived assets (2)
United States	$696,447	$730,590	$746,548
Canada	12,949	13,434	15,196
European countries	22,058	18,279	26,041
Other	35,503	9,156	14,116

	$766,957	$771,459	$801,901

(1)	Sales are attributed to each country based on the selling location.

(2)	Long-lived assets include net property, plant, and equipment, goodwill and intangibles, and other long-term assets.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      At a meeting held on April 29, 2002, the Audit Committee of the board of directors of Acuity Brands voted to dismiss Arthur Andersen LLP as its independent accountant effective April 30, 2002 and approved the engagement of Ernst & Young LLP as its independent auditor for the fiscal year ending August 31, 2002. Further information is contained in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2002 and is incorporated herein by reference.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item, with respect to directors, is included under the caption Director Nominees for Three-Year Term Expiring at the 2005 Annual Meeting and Directors with Terms Expiring at the 2003 and 2004 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

      The information required by this item, with respect to executive officers, is included under the caption Management — Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

      The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this item is included under the captions Compensation of Directors, Other Information Concerning the Board and its Committees, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option Grants in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Option Values, Employment Contracts, Severance Arrangements, and Other Agreements, and Pension and Supplemental Retirement Benefits of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is included under the captions Beneficial Ownership of the Corporation’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.     Controls and Procedures

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

      As required by Commission’s rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. However, the Company is enhancing disclosure controls and procedures during the first quarter of fiscal 2003 by formalizing certain policies and procedures, primarily those involving the reporting of financial results of its businesses. Because all disclosure procedures must rely to some degree on actions to be taken by employees throughout the organization, such as reporting of material events, the Company believes that it cannot fully eliminate risks relating to disclosure requirements.

      Internal controls, which may be viewed as part of disclosure controls and procedures, are designed to provide reasonable assurances that: (a) transactions are executed in accordance with management’s general or specific authorization; (b) transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States or any other criteria applicable to such statements, and (ii) to maintain accountability for assets; (c) access to assets is permitted only in accordance with management’s general or specific authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date they were evaluated. However, during the Company’s first quarter of fiscal 2003, it began a comprehensive assessment of its internal controls utilizing its internal audit efforts. The Company is in the process of reviewing internal controls and other risk areas and changes to the internal control structure could result from that review.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

(1)	Report of Management
Report of Independent Auditors (Ernst & Young LLP)
Report of Independent Public Accountants (Arthur Andersen LLP)
Consolidated Balance Sheets — as of August 31, 2002 and 2001
Consolidated Statements of Income for the years ended August 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:
Schedule II Valuation and Qualifying Accounts
Any of schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)	Exhibits filed with this report (begins on next page):
Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Brands, Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309.

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Distribution by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b) Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(c) First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc., L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(d) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.
	(e) Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.
	(f) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) Tax Disaffiliation Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2) Transition Services Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(3) Agreement and Plan of Distribution, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(4) Employee Benefits Agreement, by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5) Put Option Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.24 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(6) Lease Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.9 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7) 364-Day Revolving Credit Agreement, dated as of October 3, 2001, among L&C Spinco, Inc., the Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and SunTrust Bank as Documentation Agent.	Reference is made to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on October 29, 2001, which is incorporated herein by reference.
	(8) 364-Day Revolving Credit Agreement dated as of April 8, 2002, among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders, from time to time parties hereto, Bank One, NA as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent.	Reference is made to Exhibit 10(i)A(1) of registrant’s Form 10-Q as filed with the Commission on April 12, 2002, which is incorporated herein by reference.

	(9) Assignment Agreement and Amendment to Increase Aggregate Commitment to 364-Day Revolving Credit Agreement, dated as of May 14, 2002, by and among Bank One, NA and Wachovia Bank, N.A., Dresdner Bank AG New York & Grand Cayman Branches, Acuity Brands, Inc., Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., and Bank One, NA, in its capacity as Administrative Agent.	Reference is made to Exhibit 10(i)A(1) of registrant’s Form 10-Q as filed with the Commission on July 12, 2002, which is incorporated herein by reference.
	(10) 3-Year Revolving Credit Agreement, dated as of April 8, 2002, among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, Bank One, NA as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent.	Reference is made to Exhibit 10(i)A(2) of registrant’s Form 10-Q as filed with the Commission on April 12, 2002, which is incorporated herein by reference.
	(11) Assignment Agreement and Amendment to Increase Aggregate Commitment to 3-Year Revolving Credit Agreement, dated as of May 14, 2002, by and among Bank One, NA and Wachovia Bank, N.A., Dresdner Bank AG New York & Grand Cayman Branches, Acuity Brands, Inc., Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., and Bank One, NA, in its capacity as Administrative Agent.	Reference is made to Exhibit 10(i)A(2) of registrant’s Form 10-Q as filed with the Commission on July 12, 2002, which is incorporated herein by reference.
	(12) Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(13) Promissory Note, dated as of October 11, 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:
	(1) Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(3) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
(4) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. with the Commission on July 3, 2001, which is incorporated herein by reference.
(5) Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(6) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(7) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(8) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(9) Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(10) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(11) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(12) Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.20 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(13) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(14) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and James S. Balloun.	Reference is made to Exhibit 10.22(a)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(15) Employment Letter Agreement between National Service Industries, Inc. and James S. Balloun, dated February 1, 1996.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended November 30, 1997, which is incorporated herein by reference.
	(16) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(17) Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr., dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended May 31, 2000, which is incorporated herein by reference.
	(18) Assumption Letter of Acuity Brands, Inc., with respect to Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle.	Reference is made to Exhibit 10.22(c) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(19) Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle, dated March 28, 2000.	Reference is made to Exhibit 10.22(d) to Amendment No. 3 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 27, 2001, which is incorporated herein by reference.
	(20) Employment Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(21) Form of Acuity Brands, Inc. Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
EXHIBIT 16	Letter of Arthur Andersen regarding Change in Certifying Accountant.	Reference is made to Exhibit 16 of registrant’s Form 8-K/ A as filed with the Commission on May 1, 2002, which is incorporated herein by reference.
EXHIBIT 21	List of Subsidiaries.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
EXHIBIT 23	Consent of Independent Auditors.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
EXHIBIT 99	(1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James S. Balloun.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Vernon J. Nagel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

      (b) None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

By:	/s/ VERNON J. NAGEL

Vernon J. Nagel
Executive Vice President and Chief Financial Officer

Date: November 11, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JAMES S. BALLOUN James S. Balloun		Chairman, President, and Chief Executive Officer and Director	November 11, 2002

/s/ VERNON J. NAGEL Vernon J. Nagel		Executive Vice President and Chief Financial Officer	November 11, 2002

/s/ JOHN W. EHRIE John W. Ehrie		Vice President and Controller	November 11, 2002

* John L. Clendenin		Director	November 11, 2002

* Peter C. Browning		Director	November 11, 2002

* Neil Williams		Director	November 11, 2002

* L. M. Baker, Jr.		Director	November 11, 2002

* Julia B. North		Director	November 11, 2002

* Ray M. Robinson		Director	November 11, 2002

* Earnest W. Deavenport, Jr.		Director	November 11, 2002

By:	/s/ KENYON W. MURPHY Kenyon W. Murphy Attorney-in-Fact

CERTIFICATIONS

I, James S. Balloun, certify that:

      1. I have reviewed this annual report on Form 10-K of Acuity Brands, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES S. BALLOUN

James S. Balloun
Chairman, President and Chief Executive Officer

Date: November 11, 2002

I, Vernon J. Nagel, certify that:

      1. I have reviewed this annual report on Form 10-K of Acuity Brands, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ VERNON J. NAGEL

Vernon J. Nagel
Executive Vice President and Chief Financial Officer

Date: November 11, 2002

ACUITY BRANDS, INC.

SCHEDULE II

Valuation and Qualifying Accounts

for the Years Ended August 31, 2002, 2001, and 2000

		Additions Charged to
	Balance at				Balance at
	Beginning	Costs and	Other		End of
	of Year	Expenses	Accounts(1)	Deductions	Year

	(In thousands)
Year Ended August 31, 2002:
Reserve for doubtful accounts	$8,195	5,445	55	5,135	$8,560

Reserve for estimated warranty costs	$1,823	2,787	6,209	4,156	$6,663

Reserve for estimated returns and allowances	$4,079	57,206	—	56,968	$4,317

Self-insurance reserve(2)	$17,938	13,007	—	9,295	$21,650

Reserve for restructuring(3)	$2,130	(853)	—	1,277	$—

Year Ended August 31, 2001:
Reserve for doubtful accounts	$6,570	4,930	—	3,305	$8,195

Reserve for warranty costs	$1,164	1,806	—	1,147	$1,823

Reserve for estimated returns and allowances	$4,006	37,266	—	37,193	$4,079

Self-insurance reserve(2)	$13,621	11,254	—	6,937	$17,938

Reserve for restructuring	$—	2,298	—	168	$2,130

Year Ended August 31, 2000:
Reserve for doubtful accounts	$5,470	2,667	1,927	3,494	$6,570

Reserve for warranty costs	$1,086	1,030	—	952	$1,164

Reserve for estimated returns and allowances	$4,416	36,736	—	37,146	$4,006

Self-insurance reserve(2)	$15,158	5,055	—	6,592	$13,621

(1)	Recoveries credited to the reserve and reserves recorded in acquisitions.

(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.

(3)	During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million in income was recorded and is included in Restructuring and other charges in the Consolidated Statements of Income.