Form 10-Q
period 2002-11-30
ACUITY BRANDS INC
filed 2003-01-14
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number 001-16583

ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2632672
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

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

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock—$0.01 Par Value—41,477,729 shares as of December 31, 2002.

ACUITY BRANDS, INC.

Item 1.    Financial Statements

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per-share data)

	NOVEMBER 30, 2002	AUGUST 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,674	$2,694
Receivables, less allowance for doubtful accounts of $8,525 at November 30, 2002 and $8,560 at August 31, 2002	307,826	322,735
Inventories	216,459	216,942
Deferred income taxes	24,174	24,247
Prepayments and other current assets	26,005	24,379

Total Current Assets	579,138	590,997

Property, Plant, and Equipment, at cost:
Land	14,581	14,746
Buildings and leasehold improvements	164,253	162,296
Machinery and equipment	341,261	339,198

Total Property, Plant, and Equipment	520,095	516,240
Less-Accumulated depreciation and amortization	284,537	275,561

Property, Plant, and Equipment, net	235,558	240,679

Other Assets:
Goodwill	344,154	344,218
Other intangibles	132,219	133,030
Other	46,709	49,030

Total Other Assets	523,082	526,278

Total Assets	$1,337,778	$1,357,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$840	$746
Short-term secured borrowings	150,000	129,200
Notes payable	2,565	2,545
Accounts payable	149,507	161,713
Accrued salaries, commissions, and bonuses	24,276	36,459
Other accrued liabilities	97,798	100,144

Total Current Liabilities	424,986	430,807

Long-Term Debt, less current maturities	390,454	410,630

Deferred Income Taxes	24,826	23,480

Self-Insurance Reserves, less current portion	17,141	16,517

Other Long-Term Liabilities	74,932	74,568

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,437,735 shares issued and outstanding	414	414
Paid-in capital	403,995	403,389
Retained earnings	26,158	21,884
Unearned compensation on restricted stock	(434)	(500)
Accumulated other comprehensive income (loss) items	(24,694)	(23,235)

Total Stockholders’ Equity	405,439	401,952

Total Liabilities and Stockholders’ Equity	$1,337,778	$1,357,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per-share data)

	THREE MONTHS ENDED
	NOVEMBER 30,
	2002	2001
Net sales	$505,226	$481,691
Cost of products sold	298,266	285,181

Gross Profit	206,960	196,510

Selling and administrative expenses	179,876	166,139
Amortization expense	802	1,096

Operating Profit	26,282	29,275

Other Expense:
Interest expense, net	9,774	10,423
Miscellaneous expense, net	118	252

Total Other Expense	9,892	10,675

Income before Provision for Income Taxes	16,390	18,600

Provision for Income Taxes	5,900	7,066

Net Income	$10,490	$11,534

Earnings Per Share:
Basic Earnings per Share	$0.25	n/a

Basic Weighted Average Number of Shares Outstanding	41,391	n/a

Diluted Earnings per Share	$0.25	n/a

Diluted Weighted Average Number of Shares Outstanding	41,432	n/a

Pro Forma Earnings Per Share:
Basic Earnings per Share	n/a	$0.28

Basic Weighted Average Number of Shares Outstanding	n/a	41,221

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	NOVEMBER 30,
	2002	2001
Cash Provided by (Used for) Operating Activities:
Net income	$10,490	$11,534
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11,766	12,756
Provision for losses on accounts receivable	1,206	1,106
Gain on the sale of property, plant, and equipment	(50)	(57)
Change in assets and liabilities net of effect of acquisitions and divestitures—
Receivables	13,579	(3,436)
Inventories, net	418	1,213
Deferred income taxes	1,420	(2,974)
Prepayments and other current assets	(1,722)	(6,847)
Accounts payable and other current liabilities	(27,463)	11,966
Other assets and liabilities	4,471	(1,747)

Net Cash Provided by Operating Activities	14,115	23,514

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(7,257)	(8,945)
Sale of property, plant, and equipment	375	180
Acquisitions	—	(26,387)

Net Cash Used for Investing Activities	(6,882)	(35,152)

Cash Provided by (Used for) Financing Activities:
Issuances (Repayments) of notes payable, net	20	(11,946)
(Repayments) borrowings on revolving credit facility, net	(40,000)	51,500
Issuances (Repayments) of short-term secured borrowings, net	20,800	(2,300)
Proceeds from issuance of long-term debt	19,916	—
Repayments of long-term debt	—	(2,432)
Dividends	(6,216)	—
Other financing activities	439	—
Net activity with NSI	—	(18,632)

Net Cash (Used for) Provided by Financing Activities	(5,041)	16,190

Effect of Exchange Rate Changes on Cash	(212)	28

Net Change in Cash and Cash Equivalents	1,980	4,580
Cash and Cash Equivalents at Beginning of Period	2,694	8,006

Cash and Cash Equivalents at End of Period	$4,674	$12,586

Supplemental Cash Flow Information:
Income taxes paid during the period	$6,128	$3,443
Interest paid during the period	$11,629	$12,777

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On November 30, 2001, National Service Industries, Inc. (“NSI”) spun off its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”), which at that time was a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The Consolidated Financial Statements for the period ended November 30, 2001 include the accounts of the NSI businesses that comprised its lighting equipment and specialty products businesses and an allocation of corporate accounts. The lighting equipment segment produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The specialty products segment produces maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

The Consolidated Financial Statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group (“ALG”) and Acuity Specialty Products Group (“ASP”). For periods prior to December 1, 2001, these financial statements were derived from the historical financial statements of NSI. Acuity Brands was allocated certain corporate assets, liabilities, and expenses of NSI during the periods prior to December 1, 2001 based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenues, employee headcount, and other relevant factors. The Company believes these allocations were made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company.

In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. The lease agreement and the put option agreement expired during fiscal 2002. Under the tax disaffiliation agreement, Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity Brands will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity Brands may need transitional assistance and support. Substantially all of the services under the transition services agreement ceased effective December 31, 2002. Management believes the amounts paid or received associated with these services under the transition services agreement are representative of the fair value of the services provided. In addition, under the transition services agreement, the Company has committed to provide collateral associated with various casualty insurance programs of NSI. See Note 10 Commitments and Contingencies for a discussion of NSI’s standby letters of credit.

The interim consolidated financial statements included herein have been prepared by the Company without audit. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2002, the consolidated results of operations for the three months ended November 30, 2002 and 2001, and the consolidated cash flows for the three months ended November 30, 2002 and 2001. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2002.

The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted during Fiscal 2003

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under SFAS No. 144, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Acuity Brands adopted this statement effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Acuity Brands adopted SFAS No. 146 effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

Accounting Standards Yet to be Adopted

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not require companies to account for employee stock-based compensation using the fair value method. However, the disclosure provisions are required for all companies with stock-based compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The transition and annual disclosure requirements of SFAS No. 148 are effective for all fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of this standard on March 1, 2003. Adoption of this statement will not have a significant effect on the Company’s consolidated results of operations or financial position.

3.	GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment. Goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair-value-based approach. The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit or an intangible asset below its carrying value), which could have an adverse effect on the Company’s Consolidated Financial Statements if these assets are deemed impaired.

Summarized information for the Company’s acquired intangible assets is as follows:

	November 30, 2002		August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,456)	$13,030	$(1,347)
Distribution network	53,000	(5,890)	53,000	(5,448)
Other	17,067	(8,546)	17,076	(8,295)

Total	$83,097	$(15,892)	$83,106	$(15,090)

Unamortized intangible assets:
Trade names	$65,014		$65,014

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

Acuity Brands has two unamortized trade names with indefinite lives that have an aggregate carrying value of $65.0 million. Additionally, the Company has $13.0 million in trade names and trademarks with definite useful lives. The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $802 and $1,096 related to intangible assets with definite lives in the first three months of fiscal 2003 and fiscal 2002, respectively.

The changes in the carrying amount of goodwill during the current quarter are summarized as follows:

	ALG	ASP	Total
Balance as of August 31, 2002	$314,103	$30,115	$344,218
Currency translation adjustments	(57)	(7)	(64)

Balance as of November 30, 2002	$314,046	$30,108	$344,154

ALG and ASP each tested goodwill and intangible assets with indefinite useful lives for impairment during the fourth quarter of 2002 as required by SFAS 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment to be recorded in the fourth quarter of fiscal 2002.

4.	BUSINESS SEGMENT INFORMATION

Three Months Ended November 30, 2002	Net Sales	Operating Profit	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$382,658	$26,067	$9,563	$4,921
ASP	122,568	3,671	1,986	2,331
Corporate	—	(3,456)	217	5

Total	$505,226	$26,282	$11,766	$7,257

Three Months Ended November 30, 2001	Net Sales	Operating Profit	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$364,110	$25,062	$10,514	$34,060
ASP	117,581	6,911	2,054	1,270
Corporate	—	(2,698)	188	2

Total	$481,691	$29,275	$12,756	$35,332

	Total Assets
	November 30, 2002	August 31, 2002
ALG	$1,088,090	$1,100,175
ASP	212,514	220,165
Corporate	37,174	37,614

Total	$1,337,778	$1,357,954

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

5.	INVENTORIES

Major classes of inventory as of November 30, 2002 and August 31, 2002 were as follows:

	November 30, 2002	August 31, 2002
Raw Materials and Supplies	$98,348	$99,054
Work-in-Process	19,867	19,884
Finished Goods	113,157	109,910

	231,372	228,848
Less: reserves	(14,913)	(11,906)

Total	$216,459	$216,942

Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market.

6.	EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

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

The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2002 and pro forma basic earnings per common share for the three months ended November 30, 2001:

		PRO FORMA
	Three Months Ended	Three Months Ended
	November 30, 2002	November 30, 2001
Basic earnings per common share:
Net income	$10,490	$11,534
Basic weighted average shares outstanding (in thousands)	41,391	41,221

Basic earnings per common share	$0.25	$0.28

Diluted earnings per common share:
Net income	$10,490
Basic weighted average shares outstanding (in thousands)	41,391
Add—Shares of common stock issuable upon assumed exercise of dilutive stock options (in thousands)	15
Add—Unvested restricted stock (in thousands)	26

Diluted weighted average shares outstanding (in thousands)	41,432

Diluted earnings per common share	$0.25

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

7.	COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three months ended November 30, 2002 and 2001 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended November 30,
	2002	2001
Net income	$10,490	$11,534
Foreign currency translation adjustments	(1,459)	(552)

Comprehensive Income	$9,031	$10,982

8.	SECURED BORROWINGS AND LONG-TERM DEBT

In May 2001, NSI entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by an undivided interest in a defined pool of trade accounts receivable of ALG and ASP. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting credit line. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $272.7 million at November 30, 2002. Borrowings at November 30, 2002 under the Receivables Facility totaled $150.0 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The effective interest rate, including the commitment and usage fee, was approximately 1.98 percent at November 30, 2002.

During fiscal 2002, Acuity Brands entered into a financing agreement (“Revolving Credit Facility”), which replaced the Company’s $240.0 million, 364-day committed credit facility which was due to mature in October 2002. This Revolving Credit Facility, which has two components, allows for borrowings of up to $210.0 million. The first component is a 364-day committed credit facility of $105.0 million, which is scheduled to mature in April 2003. The Company intends to renew the 364-day component of the Revolving Credit Facility during April 2003. The second component is a three-year credit facility of $105.0 million scheduled to mature in April 2005. At November 30, 2002, the Company had no outstanding borrowings under the Revolving Credit Facility.

In October 2002, Acuity Brands entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. The Term Loan contains financial covenants similar to the Company’s Revolving Credit Facility including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. Outstanding borrowings under the Term Loan were $20.0 million at November 30, 2002. The interest rate was approximately 3.24 percent at November 30, 2002.

9.	ACQUISITION

In October 2001, Acuity Brands acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation. The allocation of the purchase price resulted in goodwill of approximately $9.3 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names as the Company believes the useful lives are indefinite. The Company believes that the acquisition provides the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and adds breadth to Acuity Brands’ current utility offerings in high-end decorative street and area lighting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

10.	COMMITMENTS AND CONTINGENCIES

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky, alleging that certain Lithonia Lighting® products infringe a patent related to a frame for recessed lighting fixtures and that the infringement is willful. Genlyte Thomas is seeking an injunction and damages, including lost profits. The Company believes that it has valid defenses to the lawsuit and is vigorously defending the asserted allegations. Specifically, the Company has received a formal opinion from independent patent counsel that the patent is invalid and unenforceable. In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. Any damages awarded at trial may be increased by the court by up to three times if willful infringement is found. The Company has reserved the expected defense costs for this litigation. Extensive pre-trial motions have been filed and it is expected that the case, if it proceeds to trial, will not be heard until late 2003.

The Company filed suit against Genlyte Thomas on September 5, 2002, in the United States District Court, Northern District of Georgia, Atlanta division alleging that certain Genlyte Thomas products infringe certain of the Company’s patents related to its Avante® direct/indirect lighting fixtures and its Paramax® 2PM3N Series fluorescent louvered troffer lighting fixtures. The Company is seeking an injunction and damages, including lost profits. It is premature to state the amount of damages sought because appropriate predicate discovery has not been conducted.

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

Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The environmental reserves of Acuity Brands, for all periods presented in the Consolidated Financial Statements, are immaterial. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per-share data and as indicated)

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

Standby Letters of Credit

In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and that defined the future relationships between Acuity Brands and NSI after the Distribution, including a transition services agreement. In addition to other services described in the agreement, the transition services agreement provides that Acuity Brands will, for a fee, provide collateral associated with various casualty insurance programs of NSI not to exceed the following amounts:

Period
Beginning	Ending	Letters of Credit
September 1, 2002	October 31, 2002	$10.4 million
November 1, 2002	October 31, 2003	$ 8.0 million
November 1, 2003	October 31, 2004	$ 5.0 million
November 1, 2004	October 31, 2005	$ 2.0 million

At November 30, 2002, Acuity Brands had approximately $8.0 million of outstanding standby letters of credit that were issued for the benefit of NSI’s insurance carriers. In the event NSI is unable to fulfill its obligations under certain of its casualty programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands believes it is unlikely that these letters of credit will be drawn upon.

Risks and Uncertainties Related to the Distribution

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was solvent and adequately capitalized at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if either incurred debt beyond its ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intend for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the receipt of Acuity Brands Shares by NSI stockholders was tax-free. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and, accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

Overview

History and Purpose

On November 30, 2001, National Service Industries, Inc. spun off its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors through a tax-free distribution to NSI stockholders (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity Brands” or “the Company”), which at that time was a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date. The Company operates on a fiscal year end of August 31. Therefore, the results of operations prior to November 30, 2001 are based on certain assumptions more fully described in Note 1 of the Notes to Consolidated Financial Statements.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Acuity Brands and its subsidiaries for the periods ended November 30, 2002 and 2001 and to describe certain potential risk factors associated with the Company. For a more complete understanding of this discussion, please read the Notes toConsolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2002 for additional information regarding the Company, its formation and potential risk factors associated with the Spin-off.

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

Highlight—First Quarter of Fiscal 2003

Overall, the Company earned $10.5 million, or $0.25 per share, on net sales of $505.2 million. The results of the first quarter of fiscal 2003, which modestly exceeded internal expectations, reflected the Company’s ability to adapt to very difficult market conditions including weak customer demand in certain key markets, particularly non-residential construction, and rising raw material and non-discretionary costs. The Company was able to partially offset the negative impact of these conditions by aggressively taking actions to make the businesses of Acuity Brands stronger, particularly at Acuity Lighting Group.

First quarter results were benefited by numerous initiatives to reduce costs, improve customer service, enhance productivity, and further expand the Company’s product offerings and brands through a variety of channels. Overall, these efforts allowed the Company to essentially maintain gross profit margins while experiencing significant cost increases for raw materials and non-discretionary spending for insurance, as well as to fund key initiatives at both ALG and ASP including certain sales and marketing programs. Also, during the quarter, the Company was able to generate sufficient cash flow to maintain the Company’s debt balance while paying a quarterly dividend and investing in the businesses of Acuity Brands.

During the quarter, Acuity Brands continued to innovate, to find ways to more effectively serve customers, and to improve margins. The improvement in margins was primarily due to: better management of pricing, including price increases which have been previously announced by the businesses of Acuity Brands; greater sales to an expanding customer base; and enhanced productivity. Management continued to pursue more profitable growth by focusing on and better serving the Company’s best customers and introducing innovative and more effective products. While these efforts are not without short-term costs, particularly at ASP, management anticipates that these initiatives, in addition to the Company’s focus on cost reduction and productivity enhancements, will allow Acuity Brands to create greater value for its customers and stockholders.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Acuity Brands adopted SFAS No. 142 as of September 1, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair-value-based approach. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue, operating results, and cash flow of each of the Company’s businesses.

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

Specifically, Acuity Brands has two unamortized trade names with an aggregate carrying value of $65.0 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying to estimated future revenue a theoretical royalty rate a willing third party would pay for use of the particular trade name. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future revenue, the royalty rate, and the discount rate.

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the trade name associated with the acquisition of Holophane® would result in a pre-tax impairment charge of approximately 27 percent, or $17.0 million, of the carrying value of the trade name.

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

Litigation

Acuity Brands reserves for legal claims when costs associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Environmental Matters

The Company reserves for known environmental claims when costs associated with the claims become probable and can be reasonably estimated. Acuity Brands’ environmental reserves, for all periods presented, are immaterial. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings, primarily from banks. The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is critical for the Company to meet its obligations as they become due and maintain compliance with its debt covenants. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements. If management’s expectations regarding current earnings projections and cash flow or the forecasted reduction in borrowings are not realized, the Company may be required to modify its planned business activities or restructure a portion of its existing debt on potentially less favorable terms and conditions.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during fiscal 2003 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, and to pay the same quarterly stockholder dividends as were paid in 2002. The Company expects to reduce outstanding borrowings by at least $30.0 million and to invest approximately $36.0 million in new tooling, machinery and equipment during fiscal 2003.

Cash Flow

Acuity Brands generated $14.1 million of cash flow from operations in the first quarter of 2003 compared to $23.5 million generated in the prior year period. Improved operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable) was more than offset by lower operating profit, primarily at ASP, and the payment of 2002 bonuses during the first quarter of 2003. Additionally, ASP experienced a change in the timing of certain rebate payments that were previously paid on an annual basis and are now paid monthly. Operating working capital declined approximately $3.2 million to $374.8 million at November 30, 2002 from $378.0 million at August 31, 2002. The decline in operating working capital was primarily due to lower accounts receivable, partially offset by lower accounts payable. Capital expenditures were $7.3 million, down slightly from the prior year spending of $8.9 million. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The Company used its cash flow from operations in the first quarter of 2003 primarily to fund capital expenditures and to pay dividends. Cash flow from operations and borrowings in 2002 were used primarily to fund capital expenditures, to fund the activity with NSI prior to the Distribution, and to acquire American Electric Lighting.

Capitalization

Total debt outstanding at November 30, 2002 was $543.9 million, which was essentially flat compared to August 31, 2002, as the Company used its cash flow from operations during the first quarter primarily to fund capital expenditures and to pay dividends. In April 2002, the Company entered into a Revolving Credit Facility with its banks, which significantly improved its financial flexibility. The Revolving Credit Facility consists of two components. The first component is a three-year, $105 million revolving credit facility to be used for general corporate purposes and is due April 2005. The second component is a 364-day, $105 million facility to be used for general corporate purposes, primarily working capital requirements, and is due April 2003. At November 30, 2002, there were no borrowings drawn on either component of this facility. The Company intends to renew the 364-day component of the Revolving Credit Facility during April 2003. In October 2002, the Company entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. The outstanding borrowings under the Term Loan as of November 30, 2002 were $20.0 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Term Loan and the Revolving Credit Facility.

Available borrowings under the Company’s Revolving Credit Facility and Term Loan are limited by certain financial covenants in those agreements, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, for the trailing four quarters. Under these agreements, the Company’s maximum permitted leverage ratio decreases to 3.25 at May 31, 2003 and to 3.00 at August 31, 2003 from 3.50 at November 30, 2002 and February 28, 2003. The Company had available $47.5 million of additional borrowing capacity at November 30, 2002 under the covenants in effect at that time.

Total debt outstanding at November 30, 2002 was $543.9 million compared to $543.1 million at August 31, 2002. During the first quarter, the Company’s consolidated stockholders’ equity increased $3.5 million to $405.4 million at November 30, 2002. The Company’s debt to total capital ratio was 57 percent at November 30, 2002, down from approximately 58 percent at August 31, 2002.

Dividends

The Company paid quarterly common stock dividends of $6.2 million ($0.15 per share) during the first quarter of fiscal 2003. Prior to November 30, 2001, the Company was a subsidiary of NSI, as more fully described above, and did not pay dividends separately to stockholders of NSI. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2003.

Results of Operations

Consolidated Results

Acuity Brands generated sales of $505.2 million in the quarter ended November 30, 2002 compared to sales of $481.7 million reported in the same period in the prior year, an increase of $23.5 million (4.9 percent). The increase was due to sales gains of 5.1 percent and 4.2 percent at ALG and ASP, respectively, and was due primarily to the impact of new customers, new product introductions, and greater penetration of certain channels at both business units. Net sales in the first quarter of 2003 also benefited by $6.7 million for the full period impact of American Electric Lighting (“AEL”), which was acquired in October 2001. Excluding the impact of AEL, net sales during the current quarter would have increased 3.3 percent at ALG compared to the prior year period.

Net income for the first quarter of 2003 was $10.5 million compared to $11.5 million reported in the year ago period, a decrease of $1.0 million (9.1 percent). This decline was primarily due to the higher costs noted below and higher corporate costs, partially offset by improved operating earnings at ALG. Net income also benefited in the current period by lower interest expense and a lower effective income tax rate. Earnings per share in the first quarter of 2003 was $0.25 compared to $0.28 reported in the first quarter of 2002, a decline of 10.7 percent.

The Company’s consolidated operating profit of $26.3 million in the first quarter of fiscal 2003 decreased $3.0 million (10.2 percent) compared to the year ago period. The decline in operating profit was due primarily to: the impact of price and product mix changes at ALG; higher costs for certain raw materials; increased non-discretionary expense, such as insurance; and increased spending for new product introductions and expanded marketing and logistic initiatives. Operating expenses increased $13.5 million (8.0 percent) to $180.7 million (35.8 percent of sales) in the first quarter of fiscal 2003 from $167.2 million (34.7 percent of sales) reported in the year ago period. The increase was due primarily to the higher sales noted above, the inclusion of the full period results of AEL, increased non-discretionary expenses for various insurance programs, and the costs associated with expanded marketing and logistic initiatives.

Other income (expense) for Acuity Brands consists primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net was $9.8 million in the first quarter 2003, a decrease of $0.6 million (6.2 percent) from the year ago period. This decrease is the result of reductions in both debt balances and interest rates.

Acuity Lighting Group

Net sales at Acuity Lighting Group increased 5.1 percent to $382.7 million for the first quarter of 2003, compared to $364.1 million generated in the same period in the prior year. The increase in sales at ALG was primarily due to: greater shipments of products through certain channels of distribution serving national accounts, utilities and other key commercial and industrial markets; improved service capabilities; and available backlog. Additionally, sales at ALG were benefited by $6.7 million due to the inclusion of the full quarter results of AEL. Excluding the impact of AEL, net sales at ALG increased 3.3 percent in the first quarter of fiscal 2003 compared to the year ago period. While sales increased in the current quarter, incoming orders remained soft reflecting the continued weak economic environment, particularly in the non-residential construction industry. Order rates were approximately 4.0 percent below order rates from the year ago period. The decline in order rates during the quarter, coupled with process improvement initiatives to reduce order cycle times and shorten lead times to customers, resulted in a lower backlog at November 30, 2002. The backlog at ALG decreased $25.6 million (17.7 percent), to $119.1 million at November 30, 2002 from August 31, 2002. Excluding the impact of AEL, the backlog declined 5.6 percent during the year ago period.

Operating profit for ALG improved $1.0 million to $26.1 million in the first quarter of fiscal 2003 from $25.1 million reported in the year ago period. Operating margins dropped nominally to 6.8 percent from 6.9 percent, as the variable contribution margin from the higher sales noted above and sourcing initiatives were offset by continued pricing pressure and product mix changes, higher raw material costs, investments in sales and marketing initiatives, and spending primarily for non-discretionary items.

Acuity Specialty Products

Net sales at Acuity Specialty Products Group in the first quarter of fiscal 2003 were $122.6 million, an increase of $5.0 million (4.2 percent) from the year ago period. The increase in sales was driven by greater product penetration in key channels of distribution including home improvement centers and certain industrial market segments, including food processing and preparation and transporation. In the retail channel, sales grew $3.0 million, or 16.4 percent, over the same period in the prior year due primarily to increases in the number of home improvement centers served. Sales in the industrial and institutional channel (“I&I”) were $2.0 million, or 2.0 percent, greater in the first quarter of fiscal 2003 than the year ago period and were the result of increased sales in Europe and slightly higher sales in the U.S. U.S. sales were slightly above the prior year as the result of price increases implemented in the fourth quarter of fiscal 2002 and greater sales to the food and transportation segments.

Operating profit at ASP for the first quarter of fiscal 2003 declined $3.2 million to $3.7 million from $6.9 million reported in the year ago period. Operating margins declined to 3.0 percent from 5.9 percent. The decline in operating profit was primarily due to startup costs associated with a number of initiatives, including new product introductions and expanded marketing and logistics programs, all of which are expected to benefit future periods. In addition, ASP incurred higher costs for certain raw materials and certain non-discretionary spending, such as insurance, which were partially offset by increased selling prices and the greater contribution margin from the higher sales volume noted above.

Corporate

Corporate expenses were $3.5 million in the first quarter of fiscal 2003 compared to $2.7 million in the year ago period. The increase was due primarily to increased expense associated with certain stock-based benefit plans and greater non-discretionary costs such as insurance.

Outlook

Management remains optimistic about the long-term potential of the solid businesses that comprise Acuity Brands. However, management is cautious about near-term results due to uncertainty in the economic environment, particularly for non-residential construction, which is one of the key drivers of the lighting fixture market and where incoming orders at ALG declined year over year in the first quarter of fiscal 2003. Management anticipates that the second quarter of fiscal 2003, which is historically the Company’s weakest, will be an even greater challenge due to the current economic situation. However, management continues to expect full year earnings to be in the range of $1.20 to $1.40 per share, assuming a modest rebound in the economy, primarily in the United States, in the second half of fiscal 2003.

Risks Relating to the Distribution

On November 30, 2001, National Service Industries, Inc. spun off its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors through a tax-free distribution of 100 percent of the outstanding shares of common stock of Acuity Brands, at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty product businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date. The following risks associated with Acuity Brands relate principally to the Distribution. If any of these risks develops into an actual event, the business, financial condition or results of operations of Acuity Brands could be materially adversely affected.

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

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors, in approving the Distribution, made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was insolvent at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands Shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) the impact of the Company’s focus on pricing, servicing customers, introducing innovative and more effective products, reducing costs, and enhancing productivity on value for the Company’s customers and shareholders; (b) expected future earnings; (c) the Company’s ongoing liquidity including availability under its financing arrangements to: fund operations, anticipated capital investments, and profit improvement initiatives as currently planned; repay borrowings as currently scheduled; pay the same quarterly stockholder dividends in such amounts in 2003 as in 2002; reduce debt by at least $30.0 million; and invest approximately $36.0 million in new tooling, machinery and equipment; (d) expectations regarding the renewal of the 364-day component of the Revolving Credit Facility; (e) expected future benefits of a number of initiatives for which startup costs were incurred, including new product introductions and expanded marketing and logistics programs at Acuity Specialty Products Group; (f) the outcome of pending or future legal or regulatory proceedings; (g) the likelihood that creditors of NSI could successfully challenge the Distribution as a fraudulent conveyance; and (h) the impact of accounting standards yet to be adopted. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that projected future earnings or cash flows from operations are not realized; (d) unexpected developments in the Company’s legal and environmental proceedings; (e) the impact of competition; (f) the uncertainty caused by operations in cyclical industries; (g) the risk that underlying assumptions or expectations related to the Distribution, including, without limitations, expectations regarding projected liabilities and cash flow, prove to be inaccurate or unrealized; (h) the risk that the Distribution fails to qualify as a tax-free transaction; (i) the risk of a work stoppage or an increase in organized labor activity; and (j) the potential for the Company’s growth to be limited by the payment of dividends.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates.    Interest rate fluctuations expose Acuity Brands’ variable-rate debt to changes in interest expense and cash flows. Acuity Brands’ variable-rate debt, primarily short-term secured borrowings and amounts outstanding under the Company’s Term Loan, amounted to $183.7 million at November 30, 2002. Based on outstanding borrowings at quarter end, a 10 percent increase in market interest rates at November 30, 2002 would have resulted in additional annual after-tax interest expense of approximately $0.2 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt, a 10 percent increase in market interest rates at November 30, 2002 would have decreased the fair value of these notes to approximately $342.5 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

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

Item 4.    Controls and Procedures

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures during the 90 days prior to the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. However, the Company will continue to enhance disclosure controls and procedures during fiscal 2003 by formalizing certain policies and procedures, primarily those involving the reporting of financial results of its businesses. Because all disclosure procedures must rely to some degree on actions to be taken by employees throughout the organization, such as reporting of material events, the Company believes that it cannot fully eliminate risks relating to disclosure requirements.

Internal controls are designed to provide reasonable assurances that: (a) transactions are executed in accordance with management’s general or specific authorization; (b) transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States or any other criteria applicable to such statements, and (ii) to maintain accountability for assets; (c) access to assets is permitted only in accordance with management’s general or specific authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date they were evaluated. However, during the Company’s first quarter of fiscal 2003, it began a comprehensive assessment of its internal controls utilizing its internal audit efforts. The Company is in the process of reviewing internal controls and other risk areas and changes to the internal control structure could result from that review.

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

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky, alleging that certain Lithonia Lighting® products infringe a patent related to a frame for recessed lighting fixtures and that the infringement is willful. Genlyte Thomas is seeking an injunction and damages, including lost profits. The Company believes that it has valid defenses to the lawsuit and is vigorously defending the asserted allegations. Specifically, the Company has received a formal opinion from independent patent counsel that the patent is invalid and unenforceable. In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. Any damages awarded at trial may be increased by the court by up to three times if willful infringement is found. The Company has reserved the expected defense costs for this litigation. Extensive pre-trial motions have been filed and it is expected that the case, if it proceeds to trial, will not be heard until late 2003.

The Company filed suit against Genlyte Thomas on September 5, 2002, in the United States District Court, Northern District of Georgia, Atlanta division alleging that certain Genlyte Thomas products infringe certain of the Company’s patents related to its Avante® direct/indirect lighting fixtures and its Paramax® 2PM3N Series fluorescent louvered troffer lighting fixtures. The Company is seeking an injunction and damages, including lost profits. It is premature to state the amount of damages sought because appropriate predicate discovery has not been conducted.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on December 19, 2002, all nominees for director were elected to the board without opposition. The board members elected by the Company’s stockholders were Peter C. Browning, Earnest W. Deavenport, Jr., and Ray M. Robinson.

The vote on this proposal was:

	For	Withheld
Peter C. Browning	34,020,832	2,557,130
Ernest W. Deavenport, Jr.	34,132,322	2,445,640
Ray M. Robinson	34,049,227	2,528,735

In addition, the stockholders approved the amended Acuity Brands, Inc. Management Compensation and Incentive Plan. The result of the vote was 32,394,618 affirmative, 3,759,983 negative and 423,361 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits are listed on the Index to Exhibits (page 24).

(b)    The Company filed Reports on Form 8-K as follows: on October 3, 2002 related to the Company’s fourth quarter 2002 earnings release; on October 10, 2002 related to the Company’s press release announcing the quarterly dividend; and on December 20, 2002 related to the Company’s first quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 14, 2003	/S/ JAMES S. BALLOUN
JAMES S. BALLOUN CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: January 14, 2003	/S/ VERNON J. NAGEL
VERNON J. NAGEL EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I, James S. Balloun, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Acuity Brands, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/S/    JAMES S. BALLOUN

James S. Balloun
Chairman, President, and Chief Executive Officer

I, Vernon J. Nagel, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Acuity Brands, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/S/    VERNON J. NAGEL

Vernon J. Nagel
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(c)
First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc., L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.
Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(d)	Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(e)	Form of 6% Note due February 1, 2009	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(f)	Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)(A)(12) of registrant’s Annual Report on Form 10-K filed with the Commission on November 12, 2002, which is incorporated herein by reference.

	(2)	Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)(A)(13) of the registrant’s Annual Report on Form 10-K filed with the Commission on November 12, 2002, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(1)	Amended Acuity Brands, Inc. Management Compensation and Incentive Plan	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

	(2)	Amendment No 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan	Filed with the Commission as part of this Form 10-Q.

	(3)	Amendment No 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 99	(1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James S. Balloun.	Filed with the Commission as part of this Form 10-Q.

	(2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.