Form 10-Q
period 2003-02-28
ACUITY BRANDS INC
filed 2003-04-14
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003.

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

Common Stock – $0.01 Par Value – 41,515, 843 shares as of March 31, 2003.

ACUITY BRANDS, INC.

Item 1.    Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	FEBRUARY 28, 2003	AUGUST 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$9,470	$2,694
Receivables, less allowance for doubtful accounts of $7,816 at February 28, 2003 and $8,560 at August 31, 2002	311,289	322,735
Inventories	196,966	216,942
Deferred income taxes	24,140	24,247
Prepayments and other current assets	29,190	24,379

Total Current Assets	571,055	590,997

Property, Plant, and Equipment, at cost:
Land	14,064	14,746
Buildings and leasehold improvements	162,842	162,296
Machinery and equipment	344,897	339,198

Total Property, Plant, and Equipment	521,803	516,240
Less-Accumulated depreciation and amortization	293,228	275,561

Property, Plant, and Equipment, net	228,575	240,679

Other Assets:
Goodwill	345,152	344,218
Other intangibles	131,423	133,030
Other	40,970	49,030

Total Other Assets	517,545	526,278

Total Assets	$1,317,175	$1,357,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,130	$746
Short-term secured borrowings	126,400	129,200
Notes payable	—	2,545
Accounts payable	157,451	161,713
Accrued salaries, commissions, and bonuses	37,262	36,459
Other accrued liabilities	82,793	100,144

Total Current Liabilities	405,036	430,807

Long-Term Debt, less current maturities	392,086	410,630

Deferred Income Taxes	24,867	23,480

Self-Insurance Reserves, less current portion	16,736	16,517

Other Long-Term Liabilities	70,050	74,568

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,475,819 shares issued and outstanding	415	414
Paid-in capital	404,483	403,389
Retained earnings	27,618	21,884
Unearned compensation on restricted stock	(433)	(500)
Accumulated other comprehensive loss items	(23,683)	(23,235)

Total Stockholders’ Equity	408,400	401,952

Total Liabilities and Stockholders’ Equity	$1,317,175	$1,357,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2003	2002	2003	2002
Net Sales	$489,387	$468,245	$994,613	$949,936
Cost of Products Sold	294,054	278,263	592,320	563,444

Gross Profit	195,333	189,982	402,293	386,492
Selling and Administrative Expenses	175,927	162,751	356,605	329,986

Operating Profit	19,406	27,231	45,688	56,506
Other Expense (Income):
Interest expense, net	9,519	10,186	19,293	20,609
Miscellaneous (income) expense, net	(2,115)	12	(1,997)	264

Total Other Expense	7,404	10,198	17,296	20,873

Income before Provision for Income Taxes	12,002	17,033	28,392	35,633
Provision for Income Taxes	4,321	6,475	10,221	13,541

Net Income	$7,681	$10,558	$18,171	$22,092

Earnings Per Share:
Basic Earnings per Share	$0.19	$0.26	$0.44	n/a

Basic Weighted Average Number of Shares Outstanding	41,443	41,273	41,417	n/a

Diluted Earnings per Share	$0.19	$0.26	$0.44	n/a

Diluted Weighted Average Number of Shares Outstanding	41,470	41,303	41,444	n/a

Pro Forma Earnings Per Share:
Basic Earnings per Share	n/a	n/a	n/a	$0.54

Basic Weighted Average Number of Shares Outstanding	n/a	n/a	n/a	41,246

Dividends Declared per Share	$0.15	$0.15	$0.30	$0.15

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED
	FEBRUARY 28,
	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$18,171	$22,092
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	23,459	25,930
Provision for losses on accounts receivable	1,681	1,971
Gain on the sale of property, plant, and equipment	(887)	(116)
Restructuring and other charges	—	(325)
Change in assets and liabilities net of effect of acquisitions and divestitures-
Receivables	10,913	(16,213)
Inventories, net	20,785	6,788
Deferred income taxes	1,494	(3,208)
Prepayments and other current assets	(5,599)	(7,951)
Accounts payable	(4,262)	18,634
Other current liabilities	(18,059)	12,580
Other assets and liabilities	6,298	(2,737)

Net Cash Provided by Operating Activities	53,994	57,445

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(13,542)	(16,456)
Proceeds from sale of property, plant, and equipment	1,768	1,691
Acquisitions	—	(24,765)

Net Cash Used for Investing Activities	(11,774)	(39,530)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(2,545)	(12,052)
(Repayments) borrowings on revolving credit facility, net	(40,000)	18,700
Repayments of short-term secured borrowings, net	(2,800)	(4,200)
Proceeds from issuance of long-term debt	22,029	—
Repayments of long-term debt	(189)	(2,549)
Dividends	(12,437)	(6,197)
Other financing activities	928	—
Net activity with NSI	—	(18,633)

Net Cash Used for Financing Activities	(35,014)	(24,931)

Effect of Exchange Rate Changes on Cash	(430)	(482)

Net Change in Cash and Cash Equivalents	6,776	(7,498)
Cash and Cash Equivalents at Beginning of Period	2,694	8,006

Cash and Cash Equivalents at End of Period	$9,470	$508

Supplemental Cash Flow Information:
Income taxes paid during the period	$16,423	$5,153
Interest paid during the period	$19,676	$20,381

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty products. The lighting equipment segment produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The specialty products segment produces maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, and Western Europe.

Prior to November 30, 2001, Acuity Brands was a wholly owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The Consolidated Financial Statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“ALG”) and Acuity Specialty Products Group, Inc. (“ASP”). For periods prior to December 1, 2001, these financial statements were derived from the historical financial statements of NSI. Acuity Brands was allocated certain corporate assets, liabilities, and expenses of NSI during the periods prior to December 1, 2001 based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenues, employee headcount, and other relevant factors. The Company believes these allocations were made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company.

In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, a lease agreement, and a put option agreement. The lease agreement and the put option agreement expired during fiscal 2002. Under the tax disaffiliation agreement, Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution, and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes for periods before the Distribution. The transition services agreement provides that NSI and Acuity Brands will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity Brands may need transitional assistance and support. Substantially all of the services under the transition services agreement ceased effective December 31, 2002. Management believes the amounts paid or received associated with these services under the transition services agreement are representative of the fair value of the services provided. In addition, under the transition services agreement, the Company has committed to provide collateral associated with various casualty insurance programs of NSI. See Note 10 Commitments and Contingencies for a discussion of NSI’s standby letters of credit.

The interim consolidated financial statements included herein have been prepared by the Company without audit. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2003, the consolidated results of operations for the three and six months ended February 28, 2003 and 2002, and the consolidated cash flows for the six months ended February 28, 2003 and 2002. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2002.

The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted during Fiscal 2003

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under SFAS No. 144, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Acuity Brands adopted this statement effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guaranty. This interpretation also incorporates the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45, including those related to product warranties, are effective for financial statements for interim or annual periods ending after December 15, 2002. Acuity Brands adopted FIN No. 45 effective December 1, 2002. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

Accounting Standards Yet to be Adopted

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not require companies to account for employee stock-based compensation using the fair value method. However, the disclosure provisions are required for all companies with stock-based compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The transition and annual disclosure requirements of SFAS No. 148 are effective for all fiscal

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

years ending after December 15, 2002. The disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of this standard on March 1, 2003. Adoption of this statement will not have a significant effect on the Company’s consolidated results of operations or financial position.

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

Summarized information for the Company’s acquired intangible assets is as follows:

	February 28, 2003		August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,565)	$13,030	$(1,347)
Distribution network	53,000	(6,331)	53,000	(5,448)
Other	17,067	(8,792)	17,076	(8,295)

Total	$83,097	$(16,688)	$83,106	$(15,090)

Unamortized intangible assets:
Trade names	$65,014		$65,014

Acuity Brands has unamortized trade names with indefinite lives that have an aggregate carrying value of $65.0 million. Additionally, the Company has $13.0 million in trade names and trademarks with definite useful lives. The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $1,598 and $2,193 related to intangible assets with definite lives in the first six months of fiscal 2003 and fiscal 2002, respectively.

The changes in the carrying amount of goodwill during the current quarter are summarized as follows:

	ALG	ASP	Total
Balance as of August 31, 2002	$314,103	$30,115	$344,218
Currency translation adjustments	630	304	934

Balance as of February 28, 2003	$314,733	$30,419	$345,152

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

4.	BUSINESS SEGMENT INFORMATION

Three Months Ended February 28, 2003	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$368,792	$18,826	$9,487	$4,633
ASP	120,595	4,811	1,995	1,620
Corporate	—	(4,231)	211	32

Total	$489,387	$19,406	$11,693	$6,285

Three Months Ended February 28, 2002	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$352,788	$22,007	$10,974	$4,635
ASP	115,457	8,387	2,000	1,214
Corporate	—	(3,163)	200	40

Total	$468,245	$27,231	$13,174	$5,889

Six Months Ended February 28, 2003	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$751,450	$44,893	$19,050	$9,554
ASP	243,163	8,482	3,981	3,951
Corporate	—	(7,687)	428	37

Total	$994,613	$45,688	$23,459	$13,542

Six Months Ended February 28, 2002	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$716,898	$47,069	$21,488	$38,695
ASP	233,038	15,298	4,054	2,484
Corporate	—	(5,861)	388	42

Total	$949,936	$56,506	$25,930	$41,221

	Total Assets
	February 28, 2003	August 31, 2002

ALG	$1,057,436	$1,100,175
ASP	216,969	220,165
Corporate	42,770	37,614

Total	$1,317,175	$1,357,954

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

5.    INVENTORIES

Major classes of inventory as of February 28, 2003 and August 31, 2002 were as follows:

	February 28, 2003	August 31, 2002
Raw materials and supplies	$87,220	$99,054
Work-in-process	18,620	19,884
Finished goods	102,522	109,910

	208,362	228,848
Less: reserves	(11,396)	(11,906)

Total	$196,966	$216,942

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

The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2003 and the three months ended February 28, 2002 and pro forma basic earnings per common share for the six months ended February 28, 2002:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002
				PRO FORMA
Basic earnings per common share:
Net income	$7,681	$10,558	$18,171	$22,092
Basic weighted average shares outstanding (in thousands)	41,443	41,273	41,417	41,246

Basic earnings per common share	$0.19	$0.26	$0.44	$0.54

Diluted earnings per common share:
Net income	$7,681	$10,558	$18,171
Basic weighted average shares outstanding (in thousands)	41,443	41,273	41,417
Add – Shares of common stock issuable upon assumed exercise of dilutive stock options (in thousands)	—	—	—
Add – Unvested restricted stock (in thousands)	27	30	27

Diluted weighted average shares outstanding (in thousands)	41,470	41,303	41,444

Diluted earnings per common share	$0.19	$0.26	$0.44

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

7.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the three and six months ended February 28, 2003 and 2002 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net income	$7,681	$10,558	$18,171	$22,092
Foreign currency translation adjustments	1,011	(1,897)	(448)	(2,449)

Comprehensive Income	$8,692	$8,661	$17,723	$19,643

8.    SECURED BORROWINGS AND LONG-TERM DEBT

In May 2001, NSI entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by an undivided interest in a defined pool of trade accounts receivable of the lighting equipment and specialty products businesses. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting credit line. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $247.7 million at February 28, 2003. Borrowings at February 28, 2003 under the Receivables Facility totaled $126.4 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The effective interest rate, including the commitment and usage fee, was approximately 1.70 percent at February 28, 2003.

During fiscal 2002, the Company entered into a financing agreement (“Revolving Credit Facility”) with a group of domestic and international banks, which had two components that allowed for borrowings of up to $210.0 million. The first component was a $105.0 million, 364-day committed credit facility that was scheduled to mature in April 2003. The second component was a three-year credit facility that allowed for borrowings up to $105.0 million and was scheduled to mature in April 2005. The Revolving Credit Facility contained financial covenants including a maximum leverage ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, and a minimum interest coverage ratio.

In April 2003, the Company modified certain terms and conditions of the Revolving Credit Facility, primarily to incorporate changes to the leverage ratio contained in the agreement and to extend the 364-day component of the credit facility. Under the new terms of the Revolving Credit Facility, the Company’s maximum permitted ratio of total indebtedness to adjusted EBITDA, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. The leverage ratio is computed at the end of each fiscal quarter. In addition, maximum available borrowings under the 364-day component of the Revolving Credit Facility, which now matures in April 2004, decreased to $92.5 million from $105.0 million. No changes were made to the maximum available borrowings or the maturity date of the three-year component of the credit facility. At February 28, 2003, the Company was in compliance with all financial covenants in the Revolving Credit Facility and had no outstanding borrowings under the Revolving Credit Facility.

In October 2002, Acuity Brands entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. In April 2003, the financial covenants included in the Term Loan were modified to be consistent with the new financial covenants contained in the Revolving Credit Facility noted above. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. Outstanding borrowings under the Term Loan were $19.8 million at February 28, 2003. The interest rate was approximately 2.84 percent at February 28, 2003.

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

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky. The lawsuit alleges that certain Lithonia Lighting® products (representing significantly less than 1 percent of total 2002 ALG sales) infringe a Genlyte Thomas patent claim. Genlyte Thomas is seeking an injunction and damages, including lost profits. Genlyte Thomas further alleges that the infringement is willful, and any damages awarded at trial may be multiplied by up to three times if willful infringement is found.

In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. The Company’s damage expert stated in his report that, assuming that the patent is valid, enforceable and infringed, total damages based on a reasonable royalty would be between $1.6 million and $2.4 million for the period 1994-2001. He does not believe that lost profits are an appropriate measure of damages.

The Company believes that the Genlyte Thomas patent claim is invalid and unenforceable. Therefore, the Company is continuing to defend vigorously the allegations, notwithstanding a recent ruling issued by the Court against the Company that certain Lithonia Lighting lighting fixtures infringe the patent (the issue of validity of the patent was not before the Court). The Company received a formal opinion from independent patent counsel that the patent is invalid because the claim at issue (a) was anticipated by at least one prior art reference and (b) was also obvious in view of a number of combinations of prior art references. During the Company’s second quarter ended February 28, 2003, the Court ruled against the Company on its anticipation defense. It is expected that the case, if it proceeds to trial, will not be heard until late calendar 2003 and will focus on the Company’s obviousness defense as it relates to the validity of the patent. The Company has reserved the expected defense costs for this litigation.

The Company has dismissed with prejudice the suit it filed against Genlyte Thomas on September 5, 2002, in the United States District Court, Northern District of Georgia, Atlanta division, alleging that certain Genlyte Thomas products infringe certain of the Company’s patents related to its Avante® direct/indirect lighting fixtures and its Paramax® 2PM3N Series fluorescent louvered troffer lighting fixtures.

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

Certain environmental laws can impose liability regardless of fault. The federal Superfund law is an example of such an environmental law. However, management believes that the Company’s potential liability under Superfund is mitigated by the presence of other parties who will share in the costs associated with the clean up of sites. The extent of liability is determined on a case-by-case basis taking into account many factors, including the number of other parties whose status or activities also subjects them to liability regardless of fault.

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is immaterial at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia. For property that Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its property and adjoining properties and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. Until the EPD approves the CSR and CAP, Acuity Brands will not be able to determine whether corrective action will be required and what the costs of such action will be.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

In connection with the sale of assets and the divestiture of businesses, the Company from time to time agrees to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. These indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are generally limited in amount to the sales price of the specific business or are based on a negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity.

Additionally, in conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a transition services agreement, and a tax disaffiliation agreement. The Company has previously accrued for those liabilities existing at the time of the Distribution that were considered probable and reasonably estimable. The Company has not accrued any additional amounts as a result of the following indemnities:

Distribution Agreement-

The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. This indemnity does not expire and there is no stated maximum potential liability.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Transition Services Agreement-

In addition to other services described in the agreement, the transition services agreement provides that Acuity Brands will, for a fee, provide letters of credit to secure NSI’s obligations under various casualty insurance programs of NSI not to exceed the following amounts:

Period
Beginning	Ending	Letters of Credit
November 1, 2002	October 31, 2003	$ 8.0 million
November 1, 2003	October 31, 2004	$ 5.0 million
November 1, 2004	October 31, 2005	$ 2.0 million

At February 28, 2003, Acuity Brands had approximately $8.0 million of outstanding standby letters of credit that were issued for the benefit of NSI under the transition services agreement. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands believes it is unlikely that these letters of credit will be drawn upon.

Tax Disaffiliation Agreement-

The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statute of limitation for such liability. There is no stated maximum potential liability included in the tax disaffiliation agreement.

The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.

The changes in the product warranty reserve during the six months ended February 28, 2003 are summarized as follows:

Balance as of August 31, 2002	$6,879
Additions charged to costs and expenses	1,331
Deductions	(2,054)

Balance as of February 28, 2003	$6,156

Risks and Uncertainties Related to the Distribution

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was solvent and adequately capitalized at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the NSI stockholders return the Acuity Brands shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if either incurred debt beyond its ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote. Management also believes that the recently announced agreement by a third party to acquire all of the outstanding shares of common stock of NSI through a merger in which stockholders of NSI would receive $10.00 per share in cash is further confirmation of the continuing solvency of NSI after the Distribution.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intend for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the Distribution, as well as the internal reorganization transactions effected in order to separate the Acuity Brands businesses from NSI’s remaining businesses, was tax-free to NSI, Acuity Brands, and the stockholders of NSI. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and, accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

As required under the tax disaffiliation agreement, King & Spalding issued an opinion to NSI to the effect that the third party acquisition of all of the outstanding shares of NSI through a merger and the transactions contemplated therein will not cause Section 355(e) or 355(f) of the Internal Revenue Code of 1986, as amended, to apply to NSI’s spin-off of Acuity Brands.

11.    RESTRICTED STOCK PROGRAM UNDER THE LONG-TERM INCENTIVE PLAN

In December 2002, the Company reserved 491,560 shares of performance-based restricted stock for issuance to officers and other key employees under the shareholder-approved Acuity Brands, Inc. Long-Term Incentive Plan. The shares are granted in 25 percent increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of the quarter-end in which at least two of the three performance measures are achieved or November 30 of the specified target year. Two-thirds of the value of the restricted shares at the vesting date is paid to the participants in unrestricted shares of the Company and the remainder is paid in cash. Participants may elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. In the event payments are deferred into the deferred compensation plan, the value of the restricted shares would be converted to share units that ultimately would be paid in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Acuity Brands and its subsidiaries for the periods ended February 28, 2003 and 2002 and to describe certain potential risk factors associated with the Company. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 filed with the Securities and Exchange Commission on November 12, 2002 for additional information regarding the Company, its formation, and potential risk factors associated with the Spin-off.

Company

Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses, which sell products and provide services to customers in numerous channels, primarily for consumer, commercial, and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products manufactured and the customers served: Acuity Lighting Group (“ALG”) and Acuity Specialty Products Group (“ASP”). The Company believes ALG is the world’s leading manufacturer and distributor of lighting fixtures, with a broad, highly configurable product offering consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ALG operates 31 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer and distributor of cleaning and maintenance products in North America and portions of Western Europe. ASP sells over 9,000 different products from six plants and serves over 300,000 customers through a network of distribution centers and warehouses. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,800 employees worldwide.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Specifically, Acuity Brands has unamortized trade names with an aggregate carrying value of $65.0 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying to estimated future revenue a theoretical royalty rate a willing third party would pay for use of the particular trade name. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future revenue, the royalty rate, and the discount rate.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during fiscal 2003 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, and to pay the same quarterly stockholder dividends as were paid in 2002. The Company expects to reduce outstanding borrowings by approximately $40.0 million and to invest approximately $36.0 million in new tooling, machinery and equipment during fiscal 2003.

Cash Flow

Acuity Brands generated $54.0 million of cash flow from operations during the first six months of 2003 compared to $57.5 million generated in the prior year period. Cash flow from operations declined $3.5 million as improved operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable) was more than offset primarily by lower earnings, the payment of 2002 bonuses during the first quarter of 2003, and higher payments for income taxes. Additionally, the timing of certain payroll distributions, primarily at ALG, favorably impacted cash flow from operations in the 2003 period. Operating working capital declined approximately $27.2 million to $350.8 million at February 28, 2003 from $378.0 million at August 31, 2002. The decline in operating working capital was primarily due to lower inventory and accounts receivable, partially offset by lower accounts payable. The decrease in inventory was largely due to a planned, temporary decrease in production at ALG as improvements in manufacturing efficiency and productivity allowed ALG to reduce inventory levels while supporting its sales growth initiatives. The decline in accounts receivable was primarily due to the impact of seasonal fluctuations in product shipments.

Capital expenditures were $13.5 million in the first six months of 2003, down approximately $3.0 million from the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The decline in capital expenditures was primarily due to lower investment at ALG as the Company continues to better utilize its manufacturing and information systems infrastructure. The Company anticipates that it will begin to accelerate investment in manufacturing and information systems as it consolidates certain operations to take advantage of efficiency improvements and economies of scale.

The Company used its cash flow from operations in the first six months of 2003 primarily to reduce debt, to fund capital expenditures, and to pay dividends. Cash flow from operations in 2002 was used primarily to fund capital expenditures, to fund the activity with NSI prior to the Distribution, to acquire American Electric Lighting, and to pay dividends.

Capitalization

Total debt outstanding at February 28, 2003 was $519.6 million, down $23.5 million from August 31, 2002, as the Company used its cash flow from operations during the first six months of 2003 primarily to reduce debt, to fund capital expenditures, and to pay dividends. In April 2003, the Company amended and restated the 364-day component and amended the three-year component of its Revolving Credit Facility, which improved its financial flexibility. The amended Revolving Credit Facility consists of two components and allows for borrowings up to $197.5 million. The first component is a 364-day, $92.5 million facility to be used for general corporate purposes, primarily working capital requirements, and is due in April 2004. The second component is a three-year, $105 million revolving credit facility to be used for general corporate purposes and is due April 2005. At February 28, 2003, there were no borrowings drawn on either component of this facility.

In October 2002, the Company entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan of approximately $20.0 million were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Term Loan and the Revolving Credit Facility.

Available borrowings under the Company’s Revolving Credit Facility and Term Loan are limited by certain financial covenants in those agreements, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, for the trailing four quarters. As noted above, the Company modified its Revolving Credit Facility in April 2003 primarily to incorporate changes to certain financial covenants contained in the agreement. In addition, size of the Revolving Credit Facility was reduced to $197.5 million from $210.0 million. The financial covenants included in the Revolving Credit Facility were modified to allow the Company greater flexibility to more aggressively pursue certain business activities, including profit improvement initiatives and cost reduction programs.

Under the terms of the amended agreement, the Company’s maximum permitted leverage ratio, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. Where applicable, the financial covenants included in the Company’s other financing agreements were modified to be consistent with the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all covenants contained in its financing agreements at February 28, 2003, and had additional borrowing capacity of $47.9 million at February 28, 2003 under the most restrictive covenant in effect at that time.

During 2003, the Company’s consolidated stockholders’ equity increased $6.4 million to $408.4 million at February 28, 2003. The Company’s debt to total capital ratio was 56 percent at February 28, 2003, down from approximately 58 percent at August 31, 2002.

Dividends

The Company paid common stock dividends of $12.4 million ($0.30 per share) during the first six months of fiscal 2003. Prior to November 30, 2001, the Company was a subsidiary of NSI, as more fully described above, and did not pay dividends separately to stockholders of NSI. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2003.

Results of Operations

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Consolidated Results

Net sales for the quarter ended February 28, 2003 were $489.4 million compared to $468.2 million reported in the year ago period, an increase of $21.2 million or 4.5 percent. The sales percentage increase occurred equally at both ALG and ASP and was due primarily to the impact of new customers, new product introductions, and greater penetration of certain channels at both ALG and ASP.

Consolidated operating profit in the second quarter of fiscal 2003 decreased $7.8 million, or 28.7 percent, to $19.4 million from $27.2 million reported in the year ago period. Operating profit margins were 4.0 percent in the second quarter fiscal 2003 compared to 5.8 percent in the year ago period. The decline in consolidated operating profit and margin was primarily due to lower absorption of manufacturing costs at ALG caused by a planned, temporary decrease in production to reduce inventory levels; higher material costs, primarily steel and energy related expenses; increased non-discretionary expenses, including insurance; and the cost associated with new product introductions and certain sales and marketing programs at ALG and ASP. The lower absorption of manufacturing costs at ALG resulted in the acceleration of approximately $2.9 million of greater expense into the second quarter of fiscal 2003.

Net income for the second quarter of fiscal 2003 decreased 27.4 percent to $7.7 million from $10.6 million reported in the second quarter of fiscal 2002. The decrease in net income primarily resulted from lower operating profit at both ALG and ASP and higher corporate expenses, partially offset by gains on the sale of non-core assets, lower interest expense, and a lower effective tax rate. Earnings per share in the second quarter of 2003 was $0.19 compared to $0.26 reported in the second quarter of 2002, a decline of 26.9 percent.

Acuity Lighting Group

Net sales at ALG in the second quarter of fiscal 2003 were $368.8 million compared to $352.8 million reported in the year ago period, an increase of $16.0 million or 4.5 percent. The increase was primarily due to greater shipments of products through channels of distribution serving national accounts, home improvement centers, and other key commercial and industrial markets, partially offset by lower shipments to the utility and infrastructure markets. In the second quarter, ALG announced a sales price increase for certain products. The terms and conditions of the price increase resulted in a significant influx of orders in the second quarter, based on pre-increase prices, with delivery dates that extend into the third quarter of fiscal 2003. As a consequence, the backlog at ALG increased $45 million, or 38 percent, to $164 million from November 30, 2002.

Operating profit at ALG decreased $3.2 million to $18.8 million in the second quarter of fiscal 2003 from $22.0 million reported in the prior year. Operating profit margins dropped to 5.1 percent from 6.2 percent, as the variable contribution from the higher sales was more than offset by lower absorption of manufacturing costs; continued pricing pressure in certain markets and product mix changes; higher costs for certain raw materials, particularly steel and fuel costs; and greater spending for certain sales and marketing initiatives and for non-discretionary expenses, including insurance. As noted above, a planned, temporary decrease in production resulted in lower absorption of manufacturing costs and reduced inventory levels. The lower absorption of manufacturing costs resulted in the acceleration of approximately $2.9 million of greater expense into the second quarter of fiscal 2003.

Acuity Specialty Products

Net sales at ASP in the second quarter of fiscal 2003 were $120.6 million, an increase of 4.5 percent over the year ago period. The increase in sales was driven by greater product penetration in key channels of distribution including home improvement centers and certain industrial market segments, such as food processing and preparation and transportation. In the retail channel, sales grew over the same period in the prior year due primarily to increases in the number of home improvement centers served. Sales in the industrial and institutional (“I&I”) channel were greater in the second quarter of fiscal 2003 than the year ago period as a result of increased sales in Europe and slightly higher sales in the U.S. European sales were higher based on increased volume and were also favorably impacted by changes in exchange rates. U.S. sales were slightly higher than the prior year as a result of price increases implemented in the fourth quarter of fiscal 2002 and greater sales in the food and transportation segments.

Operating profit at ASP in the second quarter of fiscal 2003 declined $3.6 million to $4.8 million from $8.4 million reported in the year ago period. Operating margins decreased to 4.0 percent from 7.3 percent a year ago. The decline in operating profit was primarily due to startup costs associated with a number of initiatives, including new product introductions and expanded marketing and logistics programs, all of which are expected to benefit future periods. In addition, ASP experienced higher costs for certain raw materials, primarily d’limonene and certain petroleum-based components, and certain non-discretionary spending, including medical and casualty insurance. The impact of the higher costs was partially offset by increased selling prices and greater contribution margin from the higher sales volume.

Corporate

Corporate expenses were $4.2 million in the second quarter of fiscal 2003 compared to $3.2 million in the year ago period. The increase was primarily due to higher expense associated with certain stock-based benefit plans, enhanced audit services, and greater non-discretionary costs including insurance.

Other Expense (Income)

Other expense (income) for Acuity Brands consists primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net was $9.5 million, a decrease of $0.7 million (6.5 percent) from the year ago period. This decrease is the result of reductions in both debt balances and interest rates. Miscellaneous (income) expense primarily includes a pretax gain of approximately $0.8 million related to the sale of property, plant, and equipment, principally at ASP, and a pretax gain of approximately $0.9 million related to the sale of certain non-core assets at ALG.

Six Months Ended February 28, 2003 Compared to the Six Months Ended February 28, 2002

Consolidated Results

Net sales for the six months ended February 28, 2003 were $994.6 million compared to $949.9 million reported in the year ago period, an increase of $44.7 million or 4.7 percent. The increase was due to sales gains of 4.8 percent and 4.3 percent at ALG and ASP, respectively, resulting primarily from the impact of new customers, new product introductions, and greater penetration of certain channels at ALG and ASP.

Consolidated operating profit for the six months ended February 28, 2003 was $45.7 million compared to $56.5 million reported in the year ago period, a decrease of $10.8 million or 19.1 percent. Operating profit margins were 4.6 percent in fiscal 2003 compared to 5.9 percent in the respective prior year period. The decline in operating profit and margin was primarily due to lower absorption of manufacturing costs at ALG during the second quarter of fiscal 2003; higher material costs, primarily steel and energy related expenses; increased non-discretionary expenses, including medical and casualty insurance; and the cost associated with new product introductions and certain sales and marketing programs at ALG and ASP.

Net income for the first six months of fiscal 2003 was $18.2 million, $0.44 per share, compared to $22.1 million, $0.54 per share, reported in the year ago period. The decrease in net income was primarily due to lower operating profit at both ALG and ASP and higher corporate expenses, partially offset by gains on the sale of non-core assets, lower interest expense, and a lower effective tax rate.

Acuity Lighting Group

Net sales at ALG for the first six months of fiscal 2003 were $751.5 million compared to $716.9 million in the respective prior period, an increase of $34.6 million or 4.8 percent. The increase was primarily due to greater shipments of products through channels of distribution serving national accounts, home improvement centers, and other key commercial and industrial markets. Additionally, sales at ALG benefited from the inclusion of the results of American Electric for the full six month period.

Operating profit at ALG was $44.9 million in the first six months of fiscal 2003 compared to $47.1 million reported in the prior year, a decrease of $2.2 million or 4.7 percent. Operating profit margins dropped to 6.0 percent from 6.6 percent, as the variable contribution from the higher sales was more than offset by lower absorption of manufacturing costs; higher material costs, primarily steel and energy related expenses; continued pricing pressure in certain markets and product mix changes; and greater spending for certain sales and marketing initiatives and for non-discretionary expenses, including insurance. As noted above, a planned, temporary decrease in production resulted in lower absorption of manufacturing costs and reduced inventory levels. The lower absorption of manufacturing costs resulted in the acceleration of approximately $2.9 million of greater expense into the second quarter of fiscal 2003.

Acuity Specialty Products

Net sales at ASP in the first six months of fiscal 2003 were $243.2 million, an increase of 4.3 percent over the same period one year earlier. The increase in sales was driven by greater product penetration in key channels of distribution including home improvement centers and certain industrial market segments, such as food processing and preparation and transportation. In the retail channel, sales grew over the same period in the prior year primarily due to increases in the number of home improvement centers served. Sales in the I&I channel were greater in the first six months of fiscal 2003 than the year ago period as a result of increased sales in Europe and slightly higher sales in the U.S. European sales were higher based on increased volume and were also favorably impacted by changes in exchange rates. U.S. sales were slightly higher than the prior year as a result of price increases implemented in the fourth quarter of fiscal 2002 and greater sales in the food and transportation segments.

Operating profit at ASP declined $6.8 million to $8.5 million from $15.3 million reported in the year ago period. Operating margins decreased to 3.5 percent from 6.6 percent a year ago. The decline in operating profit was primarily due to startup costs associated with a number of initiatives, including new product introductions, and expanded marketing and logistics programs, all of which are expected to benefit future periods. ASP also experienced higher costs for certain raw materials, including d’limonene and certain petroleum-based components, and certain non-discretionary spending, including insurance. The impact of the higher costs was partially offset by increased selling prices and greater contribution margin from the higher sales volume.

Corporate

Corporate expenses were $7.7 million in the first six months of fiscal 2003 compared to $5.9 million in the year ago period. The increase was primarily due to higher expense associated with certain stock-based benefit plans, enhanced audit services, and greater non-discretionary costs, including insurance.

Other Expense (Income)

Other expense (income) for Acuity Brands consists primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net was $19.3 million, a decrease of $1.3 million (6.4 percent) from the year ago period. This decrease is the result of reductions in both debt balances and interest rates. Miscellaneous (income) expense primarily includes a pretax gain of approximately $0.9 million related to the sale of property, plant, and equipment, principally at ASP, and a pretax gain of approximately $0.9 million related to the sale of certain non-core assets at ALG.

Outlook

Management remains optimistic about the long-term potential of the businesses that comprise Acuity Brands. However, management is cautious about near-term results due to uncertainty in the economic environment, particularly for non-residential construction, which is one of the key drivers of the lighting fixture market. Management anticipates that the third quarter of fiscal 2003 will reflect the historical seasonal pattern of greater sales, additional shipments due to the strong backlog at ALG, and the positive impact of various initiatives to enhance margins, including the previously mentioned price increase. Assuming no further deterioration in the economy and the benefit of the initiatives noted above, management continues to expect full year earnings to be in the range of $1.20 to $1.40 per share.

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

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intend for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the Distribution, as well as the internal reorganization transactions effected in order to separate the Acuity Brands businesses from NSI’s remaining business, was tax-free to NSI, Acuity Brands, and the stockholders of NSI. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and, accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

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

As required under the tax disaffiliation agreement, King & Spalding issued an opinion to NSI to the effect that the third party acquisition of all of the outstanding shares of NSI through a merger and the transactions contemplated therein will not cause Section 355(e) or 355(f) of the Internal Revenue Code of 1986, as amended, to apply to NSI’s spin-off of Acuity Brands.

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors, in approving the Distribution, made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was insolvent at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the NSI stockholders return the Acuity Brands Shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets were less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures. Management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote. Management also believes that the recently announced agreement by a third party to acquire all of the outstanding shares of common stock of NSI through a merger in which stockholders of NSI would receive $10.00 per share in cash is further confirmation of the continuing solvency of NSI after the Distribution.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) expected future earnings; (b) the Company’s ongoing liquidity including availability under its financing arrangements to: fund operations, anticipated capital investments, and profit improvement initiatives as currently planned; repay borrowings as currently scheduled; pay the same quarterly stockholder dividends as were paid in 2002; reduce debt by approximately $40.0 million; and invest approximately $36.0 million in new tooling, machinery and equipment during fiscal 2003; (c) anticipated investments in manufacturing and information systems; (d) expected future benefits of a number of initiatives for which startup costs were incurred, including new product introductions and expanded marketing and logistics programs at Acuity Specialty Products Group; (e) the Company’s expectations for the third quarter of 2003 to reflect the historical seasonal pattern of greater sales, additional shipments due to the strong backlog at Acuity Lighting Group, and the positive impact of various initiatives to enhance margins, including the announced price increase; (f) the outcome of pending or future legal or regulatory proceedings; (g) the likelihood that creditors of NSI could successfully challenge the Distribution as a fraudulent conveyance; and (h) the impact of accounting standards yet to be adopted. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that projected future earnings or cash flows from operations are not realized; (d) unexpected developments in the Company’s legal and environmental proceedings; (e) the impact of competition; (f) the uncertainty caused by operations in cyclical industries; (g) the risk that underlying assumptions or expectations related to the Distribution, including, without limitation, expectations regarding projected liabilities and cash flow, prove to be inaccurate or unrealized; (h) the risk that the Distribution fails to qualify as a tax-free transaction; (i) the risk of a work stoppage or an increase in organized labor activity; and (j) the potential for the Company’s growth to be limited by the payment of dividends.

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

Interest Rates.    Interest rate fluctuations expose Acuity Brands’ variable-rate debt to changes in interest expense and cash flows. Acuity Brands’ variable-rate debt, primarily short-term secured borrowings and amounts outstanding under the Company’s Term Loan, amounted to $159.5 million at February 28, 2003. Based on outstanding borrowings at quarter end, a 10 percent increase in market interest rates at February 28, 2003 would have resulted in additional annual after-tax interest expense of approximately $0.2 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10 percent increase in market interest rates at February 28, 2003 would have decreased the fair value of these notes to approximately $398.1 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures during the 90 days prior to the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. However, the Company continued to enhance disclosure controls and procedures during fiscal 2003 by formalizing certain policies and procedures, primarily those involving analyzing and reporting the financial results of its businesses. Because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company believes that it cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and not be detected.

Internal controls are designed to provide reasonable assurances that: (a) transactions are executed in accordance with management’s general or specific authorization; (b) transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States or any other criteria applicable to such statements, and (ii) to maintain accountability for assets; (c) access to assets is permitted only in accordance with management’s general or specific authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date they were evaluated. During the second quarter, the Company enhanced its internal controls by formalizing the review of certain judgments and estimates. The Company has an on-going process of reviewing internal controls and other risk areas, including a comprehensive assessment of internal controls utilizing its internal audit efforts, and changes to the internal control structure could result from that process.

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

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky. The lawsuit alleges that certain Lithonia Lighting® products (representing significantly less than 1 percent of total 2002 ALG sales) infringe a Genlyte Thomas patent claim. Genlyte Thomas is seeking an injunction and damages, including lost profits. Genlyte Thomas further alleges that the infringement is willful, and any damages awarded at trial may be multiplied by up to three times if willful infringement is found.

In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. The Company’s damage expert stated in his report that, assuming that the patent is valid, enforceable and infringed, total damages based on a reasonable royalty would be between $1.6 million and $2.4 million for the period 1994-2001. He does not believe that lost profits are an appropriate measure of damages.

The Company believes that the Genlyte Thomas patent claim is invalid and unenforceable. Therefore, the Company is continuing to defend vigorously the allegations, notwithstanding a recent ruling issued by the Court against the Company that certain Lithonia Lighting lighting fixtures infringe the patent (the issue of validity of the patent was not before the Court). The Company received a formal opinion from independent patent counsel that the patent is invalid because the claim at issue (a) was anticipated by at least one prior art reference and (b) was also obvious in view of a number of combinations of prior art references. During the Company’s second quarter ended February 28, 2003, the Court ruled against the Company on its anticipation defense. It is expected that the case, if it proceeds to trial, will not be heard until late calendar 2003 and will focus on the Company’s obviousness defense as it relates to the validity of the patent. The Company has reserved the expected defense costs for this litigation.

The Company has dismissed with prejudice the suit it filed against Genlyte Thomas on September 5, 2002, in the United States District Court, Northern District of Georgia, Atlanta division, alleging that certain Genlyte Thomas products infringe certain of the Company’s patents related to its Avante® direct/indirect lighting fixtures and its Paramax® 2PM3N Series fluorescent louvered troffer lighting fixtures.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 29).

(b) The Company filed Reports on Form 8-K as follows: on December 20, 2002 related to the Company’s first quarter 2003 earnings release; on March 12, 2003 related to the election of Robert F. McCullough to the Board of Directors; and on March 26, 2003 related to the Company’s second quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 14, 2003	ACUITY BRANDS, INC. REGISTRANT /s/ JAMES S. BALLOUN JAMES S. BALLOUN CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: April 14, 2003	/s/ VERNON J. NAGEL VERNON J. NAGEL EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

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

Date: April 14, 2003

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

Date: April 14, 2003

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

	(d) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(e) Form of 6 percent Note due February 1, 2009	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 8.375 percent Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A

(1)  Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, N.A., as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent

Filed with the Commission as part of this Form 10-Q.

	(2) Amendment No. 1 to 3-Year Revolving Credit Agreement	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 10(iii)A	(1)	Amended Acuity Brands, Inc. Management Compensation and Incentive Plan	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

	(2)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives	Filed with the Commission as part of this Form 10-Q.

	(3)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 99	(1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James S. Balloun.	Filed with the Commission as part of this Form 10-Q.

	(2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.