Form 10-Q
period 2003-05-31
ACUITY BRANDS INC
filed 2003-07-14
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003.

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

Indicate by check mark ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock—$0.01 Par Value—41,548,825 shares as of June 30, 2003.

ACUITY BRANDS, INC.

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	MAY 31, 2003	AUGUST 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$10,414	$2,694
Receivables, less allowance for doubtful accounts of $9,792 at May 31, 2003 and $8,560 at August 31, 2002	319,486	322,735
Inventories	196,249	216,942
Deferred income taxes	26,085	24,247
Prepayments and other current assets	31,151	24,379

Total Current Assets	583,385	590,997

Property, Plant, and Equipment, at cost:
Land	14,435	14,746
Buildings and leasehold improvements	164,978	162,296
Machinery and equipment	351,874	339,198

Total Property, Plant, and Equipment	531,287	516,240
Less: Accumulated depreciation and amortization	304,886	275,561

Property, Plant, and Equipment, net	226,401	240,679

Other Assets:
Goodwill	347,055	344,218
Other intangibles	130,640	133,030
Other	43,271	49,030

Total Other Assets	520,966	526,278

Total Assets	$1,330,752	$1,357,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,128	$746
Short-term secured borrowings	101,200	129,200
Notes payable	—	2,545
Accounts payable	156,013	161,713
Accrued salaries, commissions, and bonuses	46,051	36,459
Other accrued liabilities	91,419	100,144

Total Current Liabilities	395,811	430,807

Long-Term Debt, less current maturities	392,077	410,630

Deferred Income Taxes	24,916	23,480

Self-Insurance Reserves, less current portion	15,922	16,517

Other Long-Term Liabilities	73,522	74,568

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,515,843 shares issued and outstanding	415	414
Paid-in capital	405,384	403,389
Retained earnings	36,714	21,884
Unearned compensation on restricted stock	(377)	(500)
Accumulated other comprehensive loss items	(13,632)	(23,235)

Total Stockholders’ Equity	428,504	401,952

Total Liabilities and Stockholders’ Equity	$1,330,752	$1,357,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31,		NINE MONTHS ENDED MAY 31,
	2003	2002	2003	2002
Net Sales	$521,041	$507,576	$1,515,654	$1,457,512
Cost of Products Sold	302,417	299,185	894,737	862,629

Gross Profit	218,624	208,391	620,917	594,883
Selling, Distribution, and Administrative Expenses	185,908	175,571	542,513	505,557

Operating Profit	32,716	32,820	78,404	89,326

Other Income (Expense):
Interest expense, net	(9,230)	(10,303)	(28,523)	(30,912)
Miscellaneous income, net	455	989	2,452	725

Total Other Expense	(8,775)	(9,314)	(26,071)	(30,187)

Income before Provision for Income Taxes	23,941	23,506	52,333	59,139
Provision for Income Taxes	8,619	8,935	18,840	22,476

Net Income	$15,322	$14,571	$33,493	$36,663

Earnings Per Share:
Basic Earnings per Share	$0.37	$0.35	$0.81	n/a

Basic Weighted Average Number of Shares Outstanding	41,480	41,308	41,439	n/a

Diluted Earnings per Share	$0.37	$0.35	$0.81	n/a

Diluted Weighted Average Number of Shares Outstanding	41,604	41,919	41,466	n/a

Pro Forma Earnings Per Share:
Basic Earnings per Share	n/a	n/a	n/a	$0.89

Basic Weighted Average Number of Shares Outstanding	n/a	n/a	n/a	41,267

Dividends Declared per Share	$0.15	$0.15	$0.45	$0.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31,
	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$33,493	$36,663
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	34,905	39,222
Provision for losses on accounts receivable	3,379	2,982
Gain on the sale of property, plant, and equipment	(853)	(124)
Restructuring and other charges	—	(853)
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	3,787	(15,322)
Inventories, net	22,899	8,207
Deferred income taxes	(402)	(4,262)
Prepayments and other current assets	(6,436)	879
Accounts payable	(5,700)	25,994
Other current liabilities	2,064	16,286
Other long-term assets and liabilities	3,025	(6,995)

Net Cash Provided by Operating Activities	90,161	102,677

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(18,702)	(23,872)
Proceeds from sale of property, plant, and equipment	1,738	2,382
Acquisitions	—	(24,765)

Net Cash Used for Investing Activities	(16,964)	(46,255)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(2,545)	(11,140)
Repayments on revolving credit facility, net	(40,000)	(46,900)
(Repayments) proceeds from short-term secured borrowings, net	(28,000)	27,400
Proceeds from issuance of long-term debt	22,202	—
Repayments of long-term debt	(373)	(2,615)
Dividends	(18,665)	(12,399)
Other financing activities	1,307	415
Net activity with NSI	—	(18,633)

Net Cash Used for Financing Activities	(66,074)	(63,872)

Effect of Exchange Rate Changes on Cash	597	(314)

Net Change in Cash and Cash Equivalents	7,720	(7,764)
Cash and Cash Equivalents at Beginning of Period	2,694	8,006

Cash and Cash Equivalents at End of Period	$10,414	$242

Supplemental Cash Flow Information:
Income taxes paid during the period	$17,743	$6,938
Interest paid during the period	$30,663	$33,137

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments—lighting equipment and specialty products. The lighting equipment segment produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The specialty products segment produces specialty chemical products including cleaners, deodorizers, and pesticides for industrial and institutional, commercial, and residential applications for markets throughout North America and Western Europe.

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

In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, and a transition services agreement. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the Company’s contractual relationship with NSI.

The interim consolidated financial statements included herein have been prepared by the Company without audit. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2003 and August 31, 2002, the consolidated results of operations for the three and nine months ended May 31, 2003 and 2002, and the consolidated cash flows for the nine months ended May 31, 2003 and 2002. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2002.

The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

2. RECENT ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and supersedes the provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under SFAS No. 144, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Acuity Brands adopted this statement effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Acuity Brands adopted SFAS No. 146 effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also supersedes and incorporates the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45, including those related to product warranties, are effective for financial statements for interim or annual periods ending after December 15, 2002. Acuity Brands adopted FIN No. 45 effective December 1, 2002. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The statement does not require companies to account for stock-based employee compensation using the fair value method. However, the disclosure provisions are required for all companies with stock-based compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The transition and annual disclosure requirements of SFAS No. 148 are effective for all fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. See Note 12 of Notes to Consolidated Financial Statements for further information.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied during the first interim or annual period beginning after June 15, 2003. Acuity Brands adopted FIN No. 46 effective February 1, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

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

Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2003		August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,674)	$13,030	$(1,347)
Distribution network	53,000	(6,774)	53,000	(5,448)
Other	17,080	(9,036)	17,076	(8,295)

Total	$83,110	$(17,484)	$83,106	$(15,090)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company has unamortized trade names with indefinite useful lives that have an aggregate carrying value of $65.0 million. Additionally, the Company has $13.0 million in trade names and trademarks with definite useful lives. The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $2.4 million and $3.3 million related to intangible assets with definite lives in the first nine months of fiscal 2003 and fiscal 2002, respectively.

The changes in the carrying amount of goodwill during fiscal 2003 are summarized as follows:

	ALG	ASP	Total
Balance as of August 31, 2002	$314,103	$30,115	$344,218
Currency translation adjustments	2,107	730	2,837

Balance as of May 31, 2003	$316,210	$30,845	$347,055

ALG and ASP each tested goodwill and intangible assets with indefinite useful lives for impairment during the fourth quarter of fiscal 2002 as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment to be recorded in the fourth quarter of fiscal 2002.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

4. BUSINESS SEGMENT INFORMATION

Three Months Ended May 31, 2003	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$389,243	$25,100	$9,044	$3,153
ASP	131,798	12,494	2,194	2,000
Corporate	—	(4,878)	207	7

Total	$521,041	$32,716	$11,445	$5,160

Three Months Ended May 31, 2002	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$375,960	$23,219	$11,034	$3,865
ASP	131,616	13,777	2,052	3,225
Corporate	—	(4,176)	206	326

Total	$507,576	$32,820	$13,292	$7,416

Nine Months Ended May 31, 2003	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$1,140,693	$69,993	$28,094	$12,707
ASP	374,961	20,976	6,175	5,951
Corporate	—	(12,565)	636	44

Total	$1,515,654	$78,404	$34,905	$18,702

Nine Months Ended May 31, 2002	Net Sales	Operating Profit (Loss)	Depreciation and Amortization	Capital Expenditures and Acquisitions
ALG	$1,092,858	$70,288	$32,522	$42,560
ASP	364,654	29,075	6,106	5,709
Corporate	—	(10,037)	594	368

Total	$1,457,512	$89,326	$39,222	$48,637

	Total Assets
	May 31, 2003	August 31, 2002
ALG	$1,068,433	$1,100,175
ASP	222,110	220,165
Corporate	40,209	37,614

Total	$1,330,752	$1,357,954

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

5. INVENTORIES

Major classes of inventory as of May 31, 2003 and August 31, 2002 were as follows:

	May 31, 2003	August 31, 2002
Raw materials and supplies	$82,594	$99,054
Work-in-process	21,091	19,884
Finished goods	105,670	109,910

	209,355	228,848
Less: reserves	(13,106)	(11,906)

Total	$196,249	$216,942

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

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the Distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity Brands stock did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share are not presented for the nine months ended May 31, 2002.

The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2003 and the three months ended May 31, 2002 and pro forma basic earnings per common share for the nine months ended May 31, 2002:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
				PRO FORMA
Basic earnings per common share:
Net income	$15,322	$14,571	$33,493	$36,663
Basic weighted average shares outstanding	41,480	41,308	41,439	41,267

Basic earnings per common share	$0.37	$0.35	$0.81	$0.89

Diluted earnings per common share:
Net income	$15,322	$14,571	$33,493
Basic weighted average shares outstanding	41,480	41,308	41,439
Add—Shares of common stock issuable upon assumed exercise of dilutive stock options	97	581	—
Add—Unvested restricted stock	27	30	27

Diluted weighted average shares outstanding	41,604	41,919	41,466

Diluted earnings per common share	$0.37	$0.35	$0.81

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

7. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the three and nine months ended May 31, 2003 and 2002 includes only foreign currency translation adjustments. The Company does not provide income taxes on these adjustments, as the Company is considered to be permanently invested in its foreign operations. The calculation of comprehensive income is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income	$15,322	$14,571	$33,493	$36,663
Foreign currency translation adjustments	10,051	2,135	9,603	(314)

Comprehensive Income	$25,373	$16,706	$43,096	$36,349

8. SECURED BORROWINGS AND LONG-TERM DEBT

In May 2001, NSI entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by an undivided interest in a defined pool of trade accounts receivable of the lighting equipment and specialty products businesses. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting credit line. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $265.5 million at May 31, 2003. Borrowings at May 31, 2003 under the Receivables Facility totaled $101.2 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The effective interest rate, including the commitment and usage fee, was approximately 1.68 percent at May 31, 2003.

During fiscal 2002, the Company entered into a financing agreement (“Revolving Credit Facility”) with a group of domestic and international banks that had two components allowing for borrowings of up to $210.0 million. The first component was a $105.0 million, 364-day committed credit facility that was scheduled to mature in April 2003. The second component was a three-year credit facility that allowed for borrowings up to $105.0 million and was scheduled to mature in April 2005. The Revolving Credit Facility contained financial covenants including a maximum leverage ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, and a minimum interest coverage ratio.

In April 2003, the Company modified certain terms and conditions of the Revolving Credit Facility, primarily to incorporate changes to the leverage ratio contained in the agreement and to extend the 364-day component of the credit facility. Under the new terms of the Revolving Credit Facility, the Company’s maximum permitted ratio of total indebtedness to adjusted EBITDA, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. The leverage ratio is computed at the end of each fiscal quarter. In addition, maximum available borrowings under the 364-day component of the Revolving Credit Facility, which now matures in April 2004, decreased to $92.5 million from $105.0 million. No changes were made to the maximum available borrowings or the maturity date of the three-year component of the credit facility. At May 31, 2003, the Company was in compliance with all financial covenants in the Revolving Credit Facility and had additional borrowing capacity of $68.8 million at May 31, 2003 under the most restrictive covenant in effect at that time. The Company had no outstanding borrowings under the Revolving Credit Facility at May 31, 2003.

In October 2002, Acuity Brands entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. In April 2003, the financial covenants included in the Term Loan were modified to be consistent with the new financial covenants contained in the Revolving Credit Facility noted above. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. Outstanding borrowings under the Term Loan were $19.6 million at May 31, 2003. The interest rate was approximately 2.82 percent at May 31, 2003.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

9. ACQUISITION

In October 2001, the Company acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation. The allocation of the purchase price resulted in goodwill of approximately $9.3 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names, as the Company believes the useful lives are indefinite. The Company believes that the acquisition provides the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and adds breadth to the Company’s current utility offerings in high-end decorative street and area lighting.

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

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky. The lawsuit alleges that certain Lithonia Lighting® products (representing significantly less than 1 percent of total fiscal 2002 ALG sales) infringe a Genlyte Thomas patent claim. Genlyte Thomas is seeking an injunction and damages, including lost profits. Genlyte Thomas further alleges that the infringement is willful, and any damages awarded at trial may be multiplied by up to three times if willful infringement is found.

In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. The Company’s damage expert stated in his report that, assuming that the patent is valid, enforceable and infringed, total damages based on a reasonable royalty would be between $1.6 million and $2.4 million for the period 1994-2001. During the discovery process, this expert indicated that he does not believe that lost profits are an appropriate measure of damages.

The Company believes that the Genlyte Thomas patent claim is invalid and unenforceable because it was obvious in view of pre-existing public information (prior art references) not furnished to or otherwise considered by the United States Patent and Trademark Office. Therefore, the Company is continuing to defend these allegations vigorously. The case is scheduled for mediation on July 25, 2003, and for trial beginning on September 2, 2003. The Company has reserved for the expected defense costs of this litigation.

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

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In some cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Transition Services Agreement-

In addition to other services described in the agreement (all of which are complete), the transition services agreement provides that Acuity Brands will, for a fee, provide letters of credit to secure NSI’s obligations under various casualty insurance programs of NSI not to exceed the following amounts:

Period
Beginning	Ending	Letters of Credit
November 1, 2002	October 31, 2003	$ 8.0 million
November 1, 2003	October 31, 2004	$ 5.0 million
November 1, 2004	October 31, 2005	$ 2.0 million

At May 31, 2003, Acuity Brands had approximately $8.0 million of outstanding standby letters of credit that were issued for the benefit of NSI under the transition services agreement. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands currently believes it is unlikely that these letters of credit will be drawn upon.

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

The changes in the product warranty reserve during the nine months ended May 31, 2003 are summarized as follows:

Balance as of August 31, 2002	$6,879
Additions charged to costs and expenses	1,925
Deductions	(3,052)

Balance as of May 31, 2003	$5,752

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

As noted above, the NSI board of directors determined that the Distribution was permissible under applicable dividend and solvency laws. This conclusion was based on numerous factors including, but not limited to, the allocation of assets and liabilities contemplated by the Spin-off. The allocation of assets and liabilities associated with the Distribution left NSI appropriately capitalized with approximately $5.0 million in debt. In addition, certain assets with substantial market value, such as the real property related to NSI’s corporate headquarters, remained with NSI. Accordingly, management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

During the third quarter of fiscal 2003, a third party acquired NSI through a merger approved by NSI shareholders. Management believes that this transaction is strong confirmation that NSI was solvent at the time of the Distribution and remained solvent when it was acquired by the third party. The acquirer invested equity as well as funds borrowed from secured lenders. The willingness of the acquirer to invest funds, as well as the willingness of the lenders to loan funds to acquire NSI, represents an independent market assessment of NSI’s continuing solvency which the Company believes further diminishes the likelihood that creditors of NSI could successfully challenge the Distribution.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intended for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the Distribution, as well as the internal reorganization transactions effected in order to separate the Acuity Brands businesses from NSI’s remaining businesses, was tax-free to NSI, Acuity Brands, and the stockholders of NSI. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and, accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

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

11. RESTRICTED STOCK PROGRAM UNDER THE LONG-TERM INCENTIVE PLAN

In December 2002, the Company reserved 491,560 shares of performance-based restricted stock for issuance to officers and other key employees under the shareholder-approved Acuity Brands, Inc. Long-Term Incentive Plan. The shares are granted in 25 percent increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of determination by the Compensation Committee of the board of directors that at least two of the three performance measures are achieved or November 30 of the specified target year. Two-thirds of the value of the restricted shares at the vesting date is paid to the participants in unrestricted shares of the Company and the remainder is paid in cash. Participants may elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. In the event payments are deferred into the deferred compensation plan, the value of the restricted shares would be converted to share units that ultimately would be paid in cash.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

12. STOCK-BASED COMPENSATION

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during fiscal 2003 and fiscal 2002, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002 (1)
Net income, as reported	$15,322	$14,571	$33,493	$36,663
Less: Stock-based compensation determined under fair value based method for all awards, net of tax	670	929	1,952	1,845

Pro forma net income	$14,652	$13,642	$31,541	$34,818
Earnings per share:
Basic earnings per share—as reported	$0.37	$0.35	$0.81	$0.89
Basic earnings per share—pro forma	$0.35	$0.33	$0.76	$0.84
Diluted earnings per share—as reported	$0.37	$0.35	$0.81	n/a
Diluted earnings per share—pro forma	$0.35	$0.33	$0.76	n/a

(1)	Weighted average shares outstanding for the nine months ended May 31, 2002 has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented.

The above pro-forma calculations only include the effects of options granted subsequent to the Distribution. Accordingly, the pro forma effect of applying SFAS No. 123 may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Acuity Brands and its subsidiaries for the periods ended May 31, 2003 and 2002 and to describe certain potential risk factors associated with the Company. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, filed with the Securities and Exchange Commission on November 12, 2002, for additional information regarding the Company, its formation, and potential risk factors associated with the Spin-off.

Company

Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses, which sell products and provide services to customers in numerous channels, primarily for consumer, commercial, institutional and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products manufactured and the customers served: Acuity Lighting Group (“ALG”) and Acuity Specialty Products Group (“ASP”). ALG produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The Company believes ALG is the world’s leading manufacturer and distributor of lighting fixtures, with a broad, highly configurable product offering consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ALG operates 31 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer of specialty chemical products including cleaners, deodorizers, and pesticides for industrial and institutional, commercial, and residential applications for markets throughout North America and Western Europe. ASP sells, through its salaried and commissioned direct sales force, over 9,000 different products, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,800 employees worldwide.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, casualty, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the Holophane trade name acquired in 1999, would result in a pre-tax impairment charge of approximately 27 percent, or $17.0 million, of the carrying value of the trade name.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings, primarily from banks. The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to meet its obligations as they become due and maintain compliance with its debt covenants. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during fiscal 2003 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, and to pay the same quarterly stockholder dividends as were paid in 2002. The Company expects to continue to reduce outstanding borrowings during its fourth quarter of 2003, though most likely at a slower pace than the $25.2 million reduction in debt in third quarter. The Company also expects to invest between $28.0 million and $32.0 million in new tooling, machinery and equipment during fiscal 2003.

Cash Flow

Acuity Brands generated $90.2 million of cash flow from operations during the first nine months of 2003 compared to $102.7 million generated in the prior year period. Cash flow from operations declined $12.5 million due primarily to lower earnings and higher payments for income taxes, partially offset by improved operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable) and the timing of certain payroll distributions. Operating working capital declined approximately $18.2 million to $359.7 million at May 31, 2003 from $378.0 million at August 31, 2002. The decline in operating working capital was due primarily to lower inventory at ALG as improvements in manufacturing efficiency and productivity allowed ALG to reduce inventory levels while supporting its sales growth initiatives.

Capital expenditures were $18.7 million in the first nine months of 2003, down approximately $5.2 million from the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The decline in capital expenditures was due primarily to lower investment at ALG as the Company continues to better utilize its manufacturing and information systems infrastructure. The Company anticipates that in its fourth quarter of 2003 it will begin to accelerate investment in manufacturing and information systems as it consolidates certain operations to take advantage of efficiency improvements and economies of scale.

The Company used its cash flow from operations in the first nine months of 2003 primarily to reduce debt, to fund capital expenditures, and to pay dividends. Cash flow from operations in 2002 was used primarily to reduce debt, to fund capital expenditures, to acquire American Electric Lighting, to fund the activity with NSI prior to the Distribution, and to pay dividends.

Capitalization

Total debt outstanding at May 31, 2003 was $494.4 million, down $48.7 million from August 31, 2002, as the Company used its cash flow from operations during the first nine months of 2003 primarily to reduce debt, to fund capital expenditures, and to pay dividends. In addition, cash increased to $10.4 million at May 31, 2003 from $2.7 million at August 31, 2002 primarily due to the timing of certain receipts from customers. Excess cash is generally used to reduce outstanding debt. In April 2003, the Company amended and restated the 364-day component and amended the three-year component of its Revolving Credit Facility, which management believes improved its financial flexibility. The amended Revolving Credit Facility consists of two components and allows for borrowings up to $197.5 million. The first component is a 364-day, $92.5 million facility to be used for general corporate purposes, primarily working capital requirements, and is due in April 2004. The second component is a three-year, $105.0 million revolving credit facility to be used for general corporate purposes and is due April 2005. At May 31, 2003, there were no borrowings drawn on either component of this facility.

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

Available borrowings under the Company’s Revolving Credit Facility and Term Loan are limited by certain financial covenants in those agreements, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, for the trailing four quarters. As noted above, the Company modified its Revolving Credit Facility in April 2003 primarily to incorporate changes to certain financial covenants contained in the agreement. In addition, the size of the Revolving Credit Facility was reduced to $197.5 million from $210.0 million. The financial covenants included in the Revolving Credit Facility were modified to allow the Company greater flexibility to more aggressively pursue certain business activities, including profit improvement initiatives and cost reduction programs.

Under the terms of the amended agreement, the Company’s maximum permitted leverage ratio, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. Where applicable, the financial covenants included in the Company’s other financing agreements were modified to be consistent with the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all covenants contained in its financing agreements at May 31, 2003 and had additional borrowing capacity of $68.8 million at May 31, 2003 under the most restrictive covenant in effect at that time.

During 2003, the Company’s consolidated stockholders’ equity increased $26.6 million to $428.5 million at May 31, 2003. The increase was due primarily to net income earned during the period and favorable fluctuations in foreign exchange rates, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 54 percent at May 31, 2003, down from approximately 58 percent at August 31, 2002 and approximately 60 percent at May 31, 2002.

Dividends

The Company paid cash dividends on common stock of $18.7 million ($0.45 per share) during the first nine months of fiscal 2003. Prior to November 30, 2001, the Company was a subsidiary of NSI, as more fully described above, and did not pay dividends separately to stockholders of NSI. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2003.

Results of Operations

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Consolidated Results

Net sales for the quarter ended May 31, 2003 were $521.0 million compared to $507.6 million reported in the year ago period, an increase of $13.5 million, or 2.7 percent. The sales increase occurred primarily at ALG and was due largely to greater shipments to the home improvement channel and selected national accounts, increased sales in Europe, and the impact of the previously announced price increases, partially offset by continued weakness in certain other key markets at both ALG and ASP.

Consolidated operating profit in the third quarter of fiscal 2003 was essentially flat with the year ago period as the improvement in gross profit was offset by higher operating expenses. Overall, consolidated gross profit margins increased to 42.0 percent of sales in the third quarter of fiscal 2003, from 41.1 percent reported in the year-ago period, due primarily to the increased sales noted above and the impact of profit improvement programs that helped offset the higher cost of raw materials, rising medical costs, and expenses associated with the consolidation of certain manufacturing facilities at ALG. Consolidated operating expenses increased to 35.7 percent of sales in the third quarter of fiscal 2003, compared to 34.6 percent reported in the year-ago period, due primarily to higher costs associated with sales and marketing initiatives, legal and logistics costs, and increased corporate expenses associated with stock-based benefit programs.

Net income for the third quarter of fiscal 2003 increased 5.2 percent to $15.3 million from $14.6 million reported in the third quarter of fiscal 2002. The increase in net income resulted primarily from lower interest expense associated with the decline in outstanding borrowings and a lower effective tax rate throughout the current period. Earnings per share in the third quarter of 2003 was $0.37 compared to $0.35 reported in the third quarter of 2002, an increase of 5.7 percent.

Acuity Lighting Group

Net sales at ALG in the third quarter of fiscal 2003 were $389.2 million compared to $376.0 million reported in the year ago period, an increase of $13.3 million, or 3.5 percent. The increase was due primarily to greater shipments of products through channels of distribution serving home improvement centers and national accounts, growth in the European operations due primarily to increased volume and favorable changes in exchange rates, and the impact of price increases for certain products. This was partially offset by lower shipments to certain other key commercial and industrial markets due primarily to the continued economic weakness that prevailed throughout the current period. As expected, the backlog at ALG decreased approximately $31.0 million, or 18.9 percent, from February 28, 2003 to $133.0 million at May 31, 2003. The decline was due primarily to the impact of the significant increase in second quarter orders, placed in advance of a previously announced price increase, that were shipped during the third quarter.

Operating profit at ALG increased $1.9 million to $25.1 million in the third quarter of fiscal 2003 from $23.2 million reported in the prior year. Operating profit margins improved to 6.4 percent of sales from 6.2 percent reported a year ago. The increase in operating profit was due primarily to the contribution margin from the higher sales noted above and continuous improvement programs, including sourcing initiatives to lower material costs, and significant improvements in the operations at the facility in Matamoros, Mexico. This was partially offset by costs associated with the consolidation of certain manufacturing facilities, higher material costs for certain components, greater spending for sales and marketing initiatives associated with new product introductions and penetration of the home improvement channel, higher logistics costs, and additional legal costs associated with pending litigation.

Acuity Specialty Products

Net sales at ASP in the third quarter of fiscal 2003 were $131.8 million, which represented a nominal increase of $0.2 million over the same period one year earlier. Sales were essentially flat as greater shipments to mass merchandisers and home improvement centers and higher sales in Europe and Canada were offset by softness in the core industrial and institutional (“I&I”) channel attributable to weak economic conditions. European and Canadian sales were higher due primarily to increased volume and favorable changes in exchange rates.

Operating profit at ASP in the third quarter of fiscal 2003 declined $1.3 million to $12.5 million from $13.8 million reported in the year-ago period. Operating margins declined to 9.5 percent from 10.5 percent a year ago. The decline in operating profit was due primarily to startup costs associated with a number of initiatives, including new product introductions, spending to further penetrate the mass merchandise channel, and expanded sales, marketing, and logistics programs, all of which are expected to benefit future periods. In addition, ASP continued to incur higher costs for certain raw materials and purchased finished goods that were partially offset by the benefits of sourcing initiatives.

Corporate

Corporate expenses were $4.9 million in the third quarter of fiscal 2003 compared to $4.2 million in the year ago period. The increase was primarily due to higher expense associated with certain stock-based benefit plans, liability insurance, and expanded audit services.

Other Expense (Income)

Other expense (income) for Acuity Brands consists primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net was $9.2 million, a decrease of $1.1 million (10.4 percent) from the year-ago period. This decrease is the result of reductions in both debt balances and interest rates. Miscellaneous income, net, primarily includes gains on foreign currency transactions.

Nine Months Ended May 31, 2003 Compared to the Nine Months Ended May 31, 2002

Consolidated Results

Net sales for the nine months ended May 31, 2003 were $1,515.7 million compared to $1,457.5 million reported in the year ago period, an increase of $58.1 million, or 4.0 percent. The increase was due to sales gains of 4.4 percent and 2.8 percent at ALG and ASP, respectively, resulting primarily from the impact of new customers, new product introductions, and greater penetration of certain channels, including home improvement, at both ALG and ASP.

Consolidated operating profit for the nine months ended May 31, 2003 was $78.4 million compared to $89.3 million reported in the year ago period, a decrease of $10.9 million, or 12.2 percent. Operating profit margins were 5.2 percent in fiscal 2003 compared to 6.1 percent in the respective prior year period. The decline in operating profit and margin was due primarily to higher operating expenses largely attributable to increased non-discretionary expenses, including medical and casualty insurance, legal and logistics costs, costs associated with new product introductions and certain sales and marketing programs at both ALG and ASP, and increased corporate expenses primarily associated with stock-based benefit programs.

Net income for the first nine months of fiscal 2003 was $33.5 million, or $0.81 per share, compared to $36.7 million, or $0.89 per share, reported in the year ago period. The decrease in net income was primarily due to lower operating profit primarily at ASP and higher corporate expenses, partially offset by gains on the sale of non-core assets, lower interest expense, and a lower effective tax rate.

Acuity Lighting Group

Net sales at ALG for the first nine months of fiscal 2003 were $1,140.7 million compared to $1,092.9 million reported in the year-ago period, an increase of $47.8 million, or 4.4 percent. The increase was due primarily to greater shipments of products through channels of distribution serving home improvement centers and national accounts, growth in the European operations due primarily to increased volume and favorable changes in exchange rates, and the impact of price increases for certain products, partially offset by weak demand in key commercial and industrial channels caused by continued economic softness.

Operating profit at ALG was $70.0 million in the first nine months of fiscal 2003, a slight decrease over the prior-year period. Operating profit margins decreased to 6.1 percent from 6.4 percent, as the variable contribution from the higher sales noted above and the benefits of profit improvement initiatives were more than offset by higher operating expenses related to sales and marketing initiatives associated with new product introductions and penetration of the home improvement channel; higher logistics costs; greater spending for certain non-discretionary expenses, including insurance; and additional legal costs associated with pending litigation.

Acuity Specialty Products

Net sales at ASP in the first nine months of fiscal 2003 were $375.0 million, an increase of 2.8 percent over the same period one year earlier. The increase in sales was driven by greater product penetration in key channels of distribution including home improvement centers, mass merchandisers, and certain industrial market segments, such as food processing and preparation and transportation. In the retail channel, sales grew over the same period in the prior year due primarily to increases in the number of home improvement centers served and greater shipments to mass merchandisers. Sales in the I&I channel were greater in the first nine months of fiscal 2003 than the year-ago period primarily as a result of increased international sales, partially offset by lower shipments in the U.S. International sales were higher due primarily to increased volume and favorable changes in exchange rates. U.S. I&I sales were lower than the prior year as a result of softness in the core I&I channel attributable to weak economic conditions.

Operating profit at ASP declined $8.1 million to $21.0 million from $29.1 million reported in the year-ago period. Operating margins decreased to 5.6 percent from 8.0 percent a year ago. The decline in operating profit was due primarily to startup costs associated with a number of initiatives, including new product introductions, increased spending to further penetrate the mass merchandise channel, and expanded sales, marketing, and logistics programs, all of which are expected to benefit future periods. ASP continued to experience higher costs for certain raw materials and purchased finished goods, partially offset by the benefits of sourcing initiatives, and certain non-discretionary spending, including medical and casualty insurance and legal costs. The impact of the higher costs was partially offset by increased selling prices and greater contribution margin from the higher sales volume.

Corporate

Corporate expenses were $12.6 million in the first nine months of fiscal 2003 compared to $10.0 million in the year-ago period. The increase was primarily due to higher expense associated with certain stock-based benefit plans, expanded audit services, and greater non-discretionary costs, including insurance.

Other Expense (Income)

Other expense (income) for Acuity Brands consists primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $28.5 million, a decrease of $2.4 million (7.7 percent) from the year-ago period. This decrease was the result of reductions in both debt balances and interest rates. Miscellaneous income, net, primarily includes a pretax gain of approximately $0.9 million related to the sale of property, plant, and equipment, principally at ASP, and a pretax gain of approximately $0.9 million related to the sale of certain non-core assets at ALG, and gains on foreign currency transactions.

Outlook

Management remains optimistic about the long-term potential of the businesses that comprise Acuity Brands. However, management continues to be cautious about near-term results due primarily to uncertainty in the economic environment, including non-residential construction, which is one of the key drivers of the lighting fixture market, and weak demand for specialty chemical products in key channels of distribution. Management does not expect any meaningful rebound in the Company’s key markets in the fourth quarter of fiscal 2003 and, accordingly, expects full-year earnings to be at the low end of the range of the previous forecast of $1.20 to $1.40 per share.

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

As noted above, the NSI board of directors determined that the Distribution was permissible under applicable dividend and solvency laws. This conclusion was based on numerous factors including, but not limited to, the allocation of assets and liabilities contemplated by the Spin-off. The allocation of assets and liabilities associated with the Distribution left NSI appropriately capitalized with approximately $5.0 million in debt. In addition, certain assets with substantial market value, such as the real property related to NSI’s corporate headquarters, remained with NSI. Accordingly, management believes the likelihood that creditors of NSI could successfully challenge the Distribution is remote.

During the third quarter of fiscal 2003, a third party acquired NSI through a merger approved by NSI shareholders. Management believes that this transaction is strong confirmation that NSI was solvent at the time of the Distribution and remained solvent when it was acquired by the third party. The acquirer invested equity as well as funds borrowed from secured lenders. The willingness of the acquirer to invest funds, as well as the willingness of the lenders to loan funds to acquire NSI, represents an independent market assessment of NSI’s continuing solvency which the Company believes further diminishes the likelihood that creditors of NSI could successfully challenge the Distribution.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intended for the Distribution to be tax-free for U.S. Federal income tax purposes. Management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the Distribution, as well as the internal reorganization transactions effected in order to separate the Acuity Brands businesses from NSI’s remaining business, was tax-free to NSI, Acuity Brands, and the stockholders of NSI. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and, accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward looking include statements concerning: (a) expected future earnings; (b) the Company’s ongoing liquidity including availability under its financing arrangements to: fund operations, anticipated capital investments, and profit improvement initiatives as currently planned; repay borrowings as currently scheduled; pay the same quarterly stockholder dividends as were paid in 2002; reduce debt; and invest between $28.0 million and $32.0 million in new tooling, machinery and equipment during fiscal 2003; (c) anticipated investments in manufacturing and information systems during the fourth quarter of fiscal 2003; (d) expected future benefits of a number of initiatives for which startup costs were incurred including: new product introductions; spending to further penetrate the mass merchandise channel; and expanded sales, marketing, and logistics programs at Acuity Specialty Products Group; (e) the outcome of pending or future legal or regulatory proceedings; (f) the likelihood that creditors of NSI could successfully challenge the Distribution as a fraudulent conveyance; (g) management’s beliefs regarding the third party acquisition of NSI; and (h) the impact of accounting standards yet to be adopted. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and weak demand for specialty chemical products in key channels of distribution, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that projected future earnings or cash flows from operations are not realized; (d) unexpected developments in the Company’s legal and environmental proceedings; (e) the impact of competition; (f) the uncertainty caused by operations in cyclical industries; (g) the risk that underlying assumptions or expectations related to the Distribution, including, without limitation, expectations regarding projected liabilities and cash flow, prove to be inaccurate or unrealized; (h) the risk that the Distribution fails to qualify as a tax-free transaction; (i) the risk of a work stoppage or an increase in organized labor activity; and (j) the potential for the Company’s growth to be limited by the payment of dividends.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to changing interest rates and foreign exchange rates. Acuity Brands does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding Acuity Brands’ market risks.

Interest Rates. Interest rate fluctuations expose variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s Term Loan, amounted to $134.3 million at May 31, 2003. Based on outstanding borrowings at quarter end, a 10 percent increase in market interest rates at May 31, 2003 would have resulted in additional annual after-tax interest expense of approximately $0.2 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10 percent increase in market interest rates at May 31, 2003 would have decreased the fair value of these notes by approximately $12.0 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission’s (“Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures during the 90 days prior to the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. In addition, consistent with past practices, the Company has continued to enhance its disclosure controls and procedures during fiscal 2003 including formalizing certain policies and procedures, primarily those involving analyzing and reporting the financial results of its businesses. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and not be detected.

Internal controls are designed to provide reasonable, not absolute, assurances that: (a) transactions are executed in accordance with management’s general or specific authorization; (b) transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States or any other criteria applicable to such statements, and (ii) to maintain accountability for assets; (c) access to assets is permitted only in accordance with management’s general or specific authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date they were evaluated. During the first nine months, the Company enhanced its internal controls by formalizing the documentation and review of certain judgments and estimates. The Company has an on-going process of reviewing internal controls and other risk areas, including a comprehensive assessment of internal controls utilizing its internal audit efforts, and changes to the internal control structure could result from that process.

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

Acuity Brands is currently a defendant in a lawsuit that was filed by Genlyte Thomas Group LLC (“Genlyte Thomas”) on March 29, 2000, in the United States District Court, Western District of Kentucky. The lawsuit alleges that certain Lithonia Lighting® products (representing significantly less than 1 percent of total fiscal 2002 ALG sales) infringe a Genlyte Thomas patent claim. Genlyte Thomas is seeking an injunction and damages, including lost profits. Genlyte Thomas further alleges that the infringement is willful, and any damages awarded at trial may be multiplied by up to three times if willful infringement is found.

In discovery, which was substantially completed in August 2002, Genlyte Thomas submitted an expert report on its damages claim asserting that Genlyte Thomas has sustained approximately $20 million in damages, including lost profits. The Company’s damage expert stated in his report that, assuming that the patent is valid, enforceable and infringed, total damages based on a reasonable royalty would be between $1.6 million and $2.4 million for the period 1994-2001. During the discovery process, this expert indicated that he does not believe that lost profits are an appropriate measure of damages.

The Company believes that the Genlyte Thomas patent claim is invalid and unenforceable because it was obvious in view of previously disclosed public information (prior art references) not furnished or otherwise considered by the United States Patent and Trademark Office. Therefore, the Company is continuing to defend these allegations vigorously. The case is scheduled for mediation on July 25, 2003, and for trial beginning on September 2, 2003. The Company has reserved for the expected defense costs of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 30).

(b) The Company filed Current Reports on Form 8-K on March 12, 2003 relating to the appointment of Robert McCullough to the Company’s Board of Directors and on March 25, 2003 related to the Company’s second quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: July 14, 2003	/s/ James S. Balloun
JAMES S. BALLOUN
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: July 14, 2003	/s/ Vernon J. Nagel
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

Date:  July 14, 2003

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

Date:  July 14, 2003

/s/ Vernon J. Nagel
Vernon J. Nagel Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent	Filed with the Commission as part of this Form 10-Q.

(d) First Supplemental Indenture, dated as of October
23, 2001, to Indenture dated January 26, 1999,
between National Service Industries, Inc., L&C
Spinco, Inc., L&C Lighting Group, Inc., The Zep
	Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 6 percent Note due February 1, 2009	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(g) Form of 8.375 percent Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, N.A., as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent	Reference is made to Exhibit 10(i)A(1) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated herein by reference.

	(2) Amendment No. 1 to 3-Year Revolving Credit Agreement	Reference is made to Exhibit 10(i)A(2) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated herein by reference.

	(3)	First Modification to Deed to Secure Debt and Security Agreement	Filed with the Commission as part of this Form 10-Q.

	(4)	Letter Agreement amending Agreement and Plan of Distribution	Filed with the Commission as part of this Form 10-Q.

	(5)	Agreement and Consent Relating to Tax Disaffiliation Agreement	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 10(iii)A	(1)	Amended Acuity Brands, Inc. Management Compensation and Incentive Plan	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

	(2)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated herein by reference.

	(3)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle	Filed with the Commission as part of this Form 10-Q.

	(4)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel	Filed with the Commission as part of this Form 10-Q.

	(5)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Filed with the Commission as part of this Form 10-Q.

	(6)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy	Filed with the Commission as part of this Form 10-Q.

	(7)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated herein by reference.

	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 99	(1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James S. Balloun.	Filed with the Commission as part of this Form 10-Q.

	(2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.