Form 10-K
period 2003-08-31
ACUITY BRANDS INC
filed 2003-10-31
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-16583.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Based on the closing price of $13.30 as quoted on the New York Stock Exchange on February 28, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $548,567,225.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 41,772,985 shares as of October 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2003 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2003 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Brands Lighting” or “ABL”) manufactures and distributes a broad array of indoor and outdoor lighting fixtures for markets throughout North America and select international markets. The specialty products segment of Acuity Brands (“Acuity Specialty Products Group” or “ASP”) produces and distributes cleaning, maintenance, and sanitation chemicals and other products for customers primarily throughout the United States, Canada, and Western Europe. Of the Company’s fiscal 2003 net sales of approximately $2.0 billion, the lighting equipment segment generated approximately 75 percent of total net sales while the specialty products segment provided the remaining 25 percent. Information relating to the net sales, operating profits or losses, and total assets of the Company’s two segments for the past three fiscal years is reported in the Consolidated Financial Statements included in this report.

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

Business Segments

Lighting Equipment

The lighting equipment business of Acuity Brands is operated under Acuity Brands Lighting. Management of Acuity Brands believes that Acuity Brands Lighting is one of the world’s leading manufacturers of lighting fixtures for both new construction and renovation. Products include a full range of indoor and outdoor lighting for commercial and institutional, industrial, and residential applications. Lighting products are manufactured in the United States, Canada, Mexico, and Europe and are marketed under numerous brand names, including Lithonia®, Holophane®, Home-Vue®, Light Concepts®, Gotham®, Hydrel®, Peerless®, Antique Street Lamps™, American Electric®, SpecLight™, and Reloc®. ABL manufactures products in 21 plants in North America and in three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, lighting showrooms, and electric utilities located in North America and select international markets. In North America, ABL’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ABL employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 2003, North American sales accounted for approximately 97 percent of ABL’s net sales.

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

Acuity Specialty Products Group sells products to customers primarily in North America and Western Europe. In fiscal 2003, North American sales accounted for approximately 94 percent of the net sales of ASP.

ASP serves a range of institutional and industrial customers, from small sole proprietorships to Fortune 1000 corporations and municipalities. Individual markets in the I&I channel include food processing and preparation, transportation, education, automotive, government, and hospitality and are serviced through a direct commissioned sales force. ASP also sells numerous products under such well-known brands as Enforcer®, Selig™, and Zep® through retail channels such as large and small home improvement centers, mass merchandisers, and hardware stores.

Industry Overview

Lighting Equipment

The current size of the North American lighting fixture market is estimated at approximately $8.7 billion. The U.S. market, which represents approximately 94 percent of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 50 percent of the total North American lighting market.

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

Specialty Products

The approximately $8.0 billion U.S. I&I market is highly fragmented. The Company estimates that five major players (including Acuity Specialty Products Group) represent approximately 50 percent of the total U.S. I&I market with the remainder divided among hundreds of regional players. In general, the Company estimates that the U.S. I&I market grows at a rate approximating Gross Domestic Product (“GDP”). To some extent, consumption of janitorial cleaning and sanitation products is discretionary, but in a health-driven, sophisticated market such as the U.S., the Company believes that health and safety regulations and customer expectations somewhat buffer demand downturns. Increasing legislation in the areas of food and occupational health that require increased ranges of application and frequency of use is fueling demand increases. In addition to the U.S. I&I market, there is a U.S. retail chemical market of approximately $4.3 billion, including a $2.8 billion market for cleaners and a $1.5 billion market for pest control.

The Company believes that two major trends are reshaping the industry. First, health and safety regulations are shrinking the pool of available chemicals while at the same time increasing the total use rates. This has pushed development of improved physical product formulations and application methods. Second, increased centralized corporate buying and consolidation of the supply chain are threatening reselling distributors and requiring increased base manufacturing and logistics skills.

Products

Lighting Equipment

Acuity Brands Lighting produces a wide variety of lighting fixtures used in the following applications:

•	Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended fluorescent lighting products, recessed downlighting, and track lighting, as well as “high-abuse” lighting products. The outdoor areas associated with these application segments are addressed by the lighting equipment business’ outdoor lighting products, such as area and floodlighting, decorative site lighting, and landscape lighting.

•	Industrial — Applications primarily include warehouses and manufacturing facilities. The lighting equipment business serves these applications with a variety of glass and acrylic high intensity discharge (“HID”) and fluorescent lighting products.

•	Infrastructure — Applications include highways, tunnels, airports, railway yards, and ports. Products that serve these applications include high-mast, off-set roadway, and sign lighting.

•	Consumer — Applications are addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Other Applications & Products — Other products include emergency lighting fixtures, which are used in non-residential buildings, and lighting control and flexible wiring systems.

Fluorescent lighting products accounted for approximately 25 percent of total consolidated net sales during fiscal years 2003, 2002, and 2001. No other product category accounted for more than 10 percent of total consolidated net sales for these periods.

Specialty Products

ASP produces and supplies a wide variety of specialty chemical products that are used in numerous applications in a broad range of markets. These include:

•	Food Process and Food Preparation – ASP provides a total solution approach to serving the sanitation needs of its customers. New products, increased technical training for the sales reps, integrated dispensing systems, and innovative approaches to antimicrobial control have been implemented to complement the existing cleaners and sanitizers.

•	Transportation – Applications include cleaning and maintenance products for numerous types of transportation equipment including individual or fleets of aircraft, public transport, trucks, and cars. New products have delivered increased efficiency, regulatory compliance, and integrated application equipment. Major products are used to provide exterior cleaning and enhanced appearance.

•	Education – Applications include schools and universities. The product range is broad and covers all cleaning and maintenance areas with specific emphasis on floor care and general cleaning and deodorizing.

•	Automotive – Applications include original equipment manufacturers, dealerships, and repair/service facilities. A comprehensive range of products includes aerosols, powders, solvents, absorbents, emulsions, acids, and aqueous alkaline cleaners and degreasers to satisfy necessary cleaning requirements.

•	Hospitality – Applications include hotels and motels. Products and dispensing systems are designed to supply maintenance, housekeeping, and laundry applications with a complete cleaning solution.

•	Contractors and Homeowners – Applications include contract cleaners, small business owners, and homeowners and are supplied through retail channels. Products provide a comprehensive range of floor care, general-purpose cleaners and sanitizers, drain maintenance, and pest control in convenient ready-to-use packaging.

•	Municipalities – Applications include city governments, airports, transit authorities, and police and fire departments. The broad product range covers all cleaning and maintenance areas. Emphasis is on the total cost of cleaning solutions.

Sales and Marketing

Lighting Equipment

Sales. ABL provides North American market coverage with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. In total, these sales forces are comprised of approximately 1,700 salespeople (200 factory-employed and 1,500 independent sales representatives in over 200 separate sales agencies). ABL also operates two separate European sales forces and an international sales group coordinating sales to the balance of the globe.

Marketing. ABL markets its products through a broad spectrum of marketing and promotional vehicles, including direct customer contact, on-site training at training facilities, print advertising in industry publications, product brochures, and other literature, as well as electronic media. Direct customer contact is performed by specification sales managers, whose primary role is the promotion of select products to the many buying influences involved in the specification/bid process common in the industry. Most on-site training is conducted at a dedicated product training facility at ABL’s headquarters in Conyers, Georgia.

Specialty Products

Sales. The sales organization at ASP consists of 1,850 sales representatives worldwide. The compensation model in the I&I channel is primarily 100 percent commission. Net sales are primarily dependent on the hiring, training, and retention of the commissioned sales representatives.

The ASP sales organization covers a wide geographic territory. The I&I market is serviced primarily through four U.S. divisions, as well as Canadian and European divisions. Each of the four U.S. divisions includes from 230 to 370 sales representatives supplemented by a complement of customer and technical service personnel. The Canadian and European operations have approximately 150 and 250 sales representatives, respectively. The retail sales division utilizes approximately 160 salaried sales and management personnel to focus on the do-it-yourself home center channel.

Marketing. ASP’s marketing efforts are focused on supporting a sell-through program from ASP through the sales organization and to the customer. ASP’s primary focus is in four distinct areas. Market planning includes comprehensive strategic and tactical plan development and support emphasizing financial objectives and accountability. Product management includes new product development and chemical dispensing equipment management. Market-based pricing takes into account competitive analysis and leverages the flexibility of the ASP operating platform. Marketing services provides sales support tools and collateral sales information to ASP’s worldwide sales force and customer base.

Customers

A single customer in the home improvement channel, The Home Depot, accounted for 10 percent, 7 percent and 3 percent of the net sales of Acuity Brands in fiscal years 2003, 2002, and 2001, respectively. The loss of that customer would adversely affect the Company’s results of operations.

Lighting Equipment

Customers of Acuity Brands Lighting include electrical distributors, retail home improvement centers, national accounts, lighting showrooms, and electric utilities. In addition, there are a variety of other buying influences, which for any given project could represent a significant influence in the product specification process. These generally include engineers, architects, and lighting designers. For the year ended August 31, 2003, sales to electrical distributors represented approximately 63 percent of ABL’s net sales. For the same period, net sales to retail home improvement centers and national accounts each represented approximately 12 percent of the net sales of ABL.

Specialty Products

Customers of ASP consist of I&I customers (approximately 80 percent of ASP net sales) and retail customers (approximately 20 percent of ASP net sales). I&I customers range from sole proprietorships to Fortune 1000 corporations and governmental agencies and are in various markets, including food processing and preparation, transportation, education, automotive, and hospitality. Retail customers primarily include large and small home improvement centers, mass merchandisers, and hardware stores.

Manufacturing

Acuity Brands operates 30 manufacturing facilities, including 16 facilities in the United States, three facilities in Canada, six facilities in Mexico, and five facilities in Europe.

Lighting Equipment

ABL utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end products through superior capabilities. Investment is focused on improving product quality and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower ABL-owned component inventory while maintaining high service levels via frequent just-in-time deliveries. ABL also utilizes contract manufacturing for certain products and purchases certain finished goods, primarily poles to complement its area lighting fixtures, and also a variety of residential and commercial lighting equipment, from Asian and European sources.

U.S. operations represent approximately 52 percent of production; Mexico accounts for approximately 35 percent of production; Canada accounts for approximately three percent of production; and Europe accounts for approximately two percent of production. The remaining eight percent of production is outsourced using contract manufacturing and finished good suppliers.

During fiscal 2004, management will continue to focus on initiatives to make the Company more globally competitive. One of these initiatives at ABL, related to enhancing its global supply chain, includes the consolidation of up to seven manufacturing facilities into its most efficient locations. Management believes this initiative will result in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. Although this initiative is not expected to have a significant impact on the Company’s results of operations during fiscal 2004, management expects to realize benefits beginning in fiscal 2005.

Specialty Products

ASP manufactures products at six facilities located in the United States, Canada, Holland and Italy. The three U.S. facilities produce approximately 94 percent of total manufactured product; Canada accounts for approximately three percent of manufactured product; and Europe accounts for approximately three percent of manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 30 percent of the net sales volume of ASP. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ASP.

Distribution

Lighting Equipment

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Specialty Products

Products sold to I&I markets are shipped from strategically located distribution centers throughout North America, while the retail products are distributed nationwide from the Georgia plants and warehouses. Products are primarily delivered through common carriers.

Research and Development

Lighting Equipment

Research and development efforts at ABL are targeted toward the development of products with an ever-increasing performance-to-cost ratio, and close relationships with lamp and ballast manufacturers are maintained to understand and incorporate technology enhancements in ABL’s fixture designs. ABL operates six separate product development model shops and seven photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For the years ended August 31, 2003, 2002, and 2001, research and development expense at ABL was $26.1 million, $20.3 million, and $14.5 million, respectively.

Specialty Products

At ASP, the research and development focus is directed towards product systems aimed at comprehensive solutions for a broad customer base. Efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Technical expertise was employed to move proven technologies into new applications. Research and development expense at ASP for the years ended August 31, 2003, 2002, and 2001, excluding technical services, was $1.3 million, $1.7 million, and $1.1 million, respectively.

Competition

Lighting Equipment

The lighting equipment industry served by ABL is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality and design, customer relationships, and service capabilities. Main competitors in the lighting industry include Cooper Industries, Genlyte Thomas Group, and Hubbell. The management of Acuity Brands believes that the four largest lighting manufacturers (including ABL) possess approximately a 50 percent share of the total North American lighting market.

Specialty Products

The specialty products industry served by ASP is highly competitive. Overall, competition is fragmented, with numerous local and regional operators selling directly to customers as well as distributors and a few national competitors. Many of these competitors offer products in some, but not all, of the markets served by ASP. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the specialty products industry include NCH, Rochester Midland, State Chemical, JohnsonDiversey, and Ecolab. Management estimates that the major players (including ASP) have approximately 50 percent of the total U.S. I&I market and the remainder is divided among hundreds of regional players.

Environmental Regulation

The operations of the Company are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. See Item 3: Legal Proceedings below for a discussion of certain environmental matters.

Raw Materials

The products produced by Acuity Brands require certain raw materials, including aluminum, plastics, electrical components, solvents, surfactants, and certain grades of steel. Acuity Brands purchases most of these raw materials on the open market and relies on third parties for the sourcing of some finished goods. As such, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Acuity Brands does not expect to engage in significant commodity hedging transactions for raw materials. Significant increases in the prices of Acuity Brands’ products due to increases in the cost of raw materials or sourcing could have a negative effect on demand for products and on profitability as well as a material adverse effect on the results of operations of Acuity Brands.

ASP has a sole supplier of a critical packaging raw material. While this material only accounts for approximately three percent of the total raw material costs, it is used in products that account for approximately 10 percent of sales.

Each business constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. Additionally, each business has conducted internet auctions as a method of competitive bidding. The Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts, and finished goods.

Backlog Orders

The Company produces and stocks large quantities of inventory at key distribution centers and warehouses throughout North America. As a consequence, it satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer order is placed. This is the situation at ASP and is becoming more the case at ABL, due to improved manufacturing ability, where the backlog currently represents approximately one month of net sales. Sales order backlogs of the lighting equipment business believed to be firm as of August 31, 2003 and 2002 were $136.1 million and $144.7 million, respectively. Sales order backlogs for the specialty products business were not material.

Patents, Licenses and Trademarks

Acuity Brands owns or has licenses to use various domestic and foreign patents, patent applications, and trademarks related to its products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to the products of Acuity Brands, are important factors for the businesses of Acuity Brands. To protect these proprietary rights, Acuity Brands relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of Acuity Brands. Management of Acuity Brands is not aware of any such material unauthorized use or of any pending claims that Acuity Brands does not have the right to use any intellectual property material to the businesses of Acuity Brands. While patents and patent applications in the aggregate are important to the competitive position of Acuity Brands, no single patent or patent application is material to the Company.

Seasonality and Cyclicality

The businesses of Acuity Brands are somewhat seasonal, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, as well as the annual budget cycles of major customers. Because of these seasonal factors, Acuity Brands has experienced, and generally expects to experience, its highest sales in the last two quarters of its fiscal year ended August 31.

A significant portion of the net sales of ABL relates to customers in the new construction and renovation industries primarily for commercial and industrial applications. These industries are cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of ABL and Acuity Brands as a whole. In addition, net sales at ASP are dependent on the retail, wholesale, and industrial markets, demand for which is generally associated with GDP in the United States. Economic downturns and the potential decline in key construction markets and demand for specialty chemicals may have a material adverse effect on the net sales and operating income of Acuity Brands.

International Operations

Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 40 percent and six percent of the products of the lighting equipment and specialty products segments, respectively, are manufactured outside the United States, primarily in Mexico. Acuity Brands also obtains components and certain finished goods from suppliers located outside the United States. Approximately 35 percent of Acuity Brands’ lighting equipment products are produced in Mexico. These operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has in the past and could in the future result in increased labor costs. Acuity Brands may be required to make additional investments in automating equipment to partially offset potential increased labor costs.

The Company’s initiatives to become more globally competitive include streamlining ABL’s global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased production in international locations, primarily Mexico, and will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.

For the fiscal year ended August 31, 2003, net sales outside the U.S. represented approximately 12 percent and 15 percent of the total net sales of the lighting equipment and specialty products businesses, respectively.

Employees

Acuity Brands employs approximately 11,400 employees, of whom approximately 7,800 are employed in the United States, 2,400 in Mexico, 600 in Canada, and 600 in other international locations, including Europe and Asia/Pacific. Union recognition and collective bargaining arrangements are in place, covering approximately 3,900 persons (including approximately 2,100 in the United States). Management believes that it generally has a good relationship with both its unionized and non-unionized employees.

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities
Lighting Equipment	17	7	Manufacturing Facilities
	1	8	Warehouses
	2	5	Distribution Centers
	8	20	Offices

Specialty Products	4	2	Manufacturing Facilities
	10	41	Warehouses/Branches
	1	3	Distribution Centers
	—	9	Offices

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total
Lighting Equipment
Owned	11	1	4	1	17
Leased	2	1	2	2	7
Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	16	3	6	5	30

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition. Acuity Brands’ properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could significantly increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain in the lighting equipment segment will result in the consolidation of up to seven manufacturing facilities over the next three years. However, the Company believes that the remaining facilities will have sufficient capacity to serve the needs of the customers of ABL.

Item 3. Legal Proceedings

General

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Litigation

In August 2003, ABL settled the patent infringement suit brought against it by Genlyte Thomas Group (“Genlyte”) in March 2000 in the United States District Court, Western District of Kentucky. In the suit, Genlyte claimed that a Lithonia Lighting® recessed downlighting product introduced in 1994 infringed a Genlyte patent. The Court had previously found that the product did infringe the patent but had not yet ruled whether the patent was invalid based on the contention of Acuity Brands that the claimed invention was obvious. The settlement agreement requires that Acuity Brands discontinue sales of the current version of the product by December 31, 2003, refrain from directly or indirectly challenging the validity of Genlyte’s patent, and pay $8.0 million to Genlyte. Acuity Brands recorded and paid the $8.0 million pre-tax settlement expense in its fiscal quarter ending August 31, 2003.

Environmental

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and is in the process of completing the collection of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has tentatively settled the matter with the City of Atlanta. For the fourth quarter of fiscal 2003, the Company recorded an aggregate charge of approximately $2.7 million to cover various costs including the estimated costs of resolution of these proceedings with the City of Atlanta and the U.S. Attorney’s Office, off-site disposal, and the estimated legal expenses to be incurred by the Company in these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could cause the Company to record additional charges in future periods.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI”. At October 23, 2003, there were 5,322 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2003
First Quarter	$15.60	$11.00	$0.15
Second Quarter	$15.26	$12.24	$0.15
Third Quarter	$16.57	$12.71	$0.15
Fourth Quarter	$19.05	$14.90	$0.15

2002
First Quarter	*	*	*
Second Quarter	$14.89	$10.70	$0.15
Third Quarter	$19.40	$14.00	$0.15
Fourth Quarter	$18.60	$11.35	$0.15

*	Public trading of the Acuity Brands shares (other than on a when-issued basis) did not commence until December 3, 2001.

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands, which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2003. The historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto. Operating expenses in the historical income statements prior to December 1, 2001 reflect direct expenses of the businesses of Acuity Brands together with allocations of certain NSI corporate expenses that were charged to Acuity Brands based on usage or other methodologies appropriate for such expenses. In the opinion of Acuity Brands management, these allocations have been made on a reasonable basis. Actual per-share data has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI during all or a portion of such periods. Pro forma basic earnings per share as shown is calculated as net income divided by the historical NSI weighted average shares outstanding during the period.

	Years Ended August 31,
	2003	2002	2001	2000	1999
	(In thousands, except per-share data)
Net sales	$2,049,308	$1,972,796	$1,982,700	$2,023,644	$1,701,568
Net income	47,782	52,024	40,503	83,691	89,116
Basic earnings per share	1.15	n/a	n/a	n/a	n/a
Diluted earnings per share	1.15	n/a	n/a	n/a	n/a
Pro forma basic earnings per share	n/a	1.26	0.99	n/a	n/a

Total assets	1,288,219	1,357,954	1,330,575	1,422,880	1,337,038
Long-term debt (excluding current portion)	391,469	410,630	373,707	380,518	435,199
Total debt	445,808	543,121	608,830	636,434	544,577
Cash dividends declared per common share	0.60	0.45	n/a	n/a	n/a

In September 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to Note 2 of the Notes to Consolidated Financial Statements for information related to the impact of the adoption of this standard on the Company’s net income and pro forma earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain financial measures included in this section exclude items that are included in the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures. A detailed reconciliation of these financial measures to the most directly comparable U.S. GAAP measures is included below.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2003, 2002, and 2001 and to describe certain potential risk factors associated with the Company. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission on November 9, 2001 for additional information regarding the Company, its formation, and potential risk factors associated with the Spin-off.

Overview

Company

On November 7, 2001, the board of directors of National Service Industries, Inc. approved the Spin-off of its lighting equipment and specialty products businesses into a separate publicly traded company with its own management and board of directors. The Spin-off was effected on November 30, 2001 through a tax-free distribution to NSI stockholders of 100 percent of the outstanding shares of common stock of Acuity Brands, Inc., at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date. The Company operates on a fiscal year end of August 31. Therefore, the results of operations prior to November 30, 2001 are based on certain assumptions more fully described in Note 1 of the Notes to Consolidated Financial Statements.

Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses, which sell products and provide services to customers in numerous channels, primarily for consumer, commercial, and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products designed, manufactured, and distributed and the customers served: Acuity Brands Lighting (“ABL”) and Acuity Specialty Products Group (“ASP”). The Company believes ABL is one of the world’s leading manufacturers and distributors of lighting fixtures, with a broad, highly configurable product offering consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 31 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer and distributor of cleaning and maintenance products in North America and portions of Western Europe. ASP manufactures over 9,000 different products from six plants and serves over 300,000 customers through a network of distribution centers and warehouses. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,400 employees worldwide. While Acuity Brands is less than two years old, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

Strategy

A long-term objective of Acuity Brands is to be a broader, more diversified manufacturing and distribution organization capable of delivering consistent growth in earnings and cash flow. A broader and more diversified organization is one that creates less dependency on a single market or customer and generally reduces volatility in earnings and cash flow caused by the cyclicality of a dominant industry. Acuity Brands focused on the following four initiatives during fiscal 2003 directed at the achievement of the Company’s long-term financial goals of growing earnings per share in excess of 15 percent per annum, generating consolidated operating margins in excess of 10 percent, providing a return on stockholder’s equity of 15 percent or better, and reducing the Company’s debt to total capitalization ratio to below 40 percent:

•	Provide customers with superior, value-added products and services

•	Diversify the customer base and channels of distribution

•	Implement profit improvement and cost containment programs

•	Reduce debt

Overall, fiscal 2003 proved to be a challenging year for Acuity Brands, enjoying success on many fronts while managing through a number of issues. These issues included difficult economic conditions that were more prolonged than many economists predicted at the start of the year. Although Gross Domestic Product in the United States, the Company’s primary area of operation, is expected to increase between two and three percent for calendar year 2003, continued weakness was particularly evident in certain key sectors of the economy, including commercial construction, electrical utilities, and industrial manufacturing, many of which have reported declines from the previous year. For Acuity Brands, these conditions created a business environment characterized by weak demand in key markets, rising product-related costs (including steel and petroleum-based components), and pricing pressures from certain competitors. In addition, the Company experienced higher costs associated with non-discretionary spending for various insurance programs. The Company also resolved the patent litigation with Genlyte at ABL and addressed certain environmental matters at ASP.

However, in spite of these issues, Acuity Brands grew sales by approximately four percent due primarily to initiatives to diversify the Company’s customer base and channels of distribution, largely through continued expansion into the home improvement channel at both ABL and ASP. Further, the Company made investments to expand and enlarge its global supply chain, to develop and introduce new products, to accelerate sales and marketing initiatives, and to implement new organizational development programs. The cost of many of these initiatives and the negative influences impacting the Company’s key markets was offset by profit improvement programs implemented to better manage working capital and control discretionary spending, to lower product costs, and to enhance manufacturing efficiencies. These actions allowed the Company to generate substantial cash flow and to reduce debt by $97.3 million during fiscal 2003 through a combination of operating income, improved working capital management, and the impact of profit improvement and cost containment programs implemented throughout the Company.

During fiscal 2004, management intends to build on the success and momentum of initiatives implemented in prior years as well as new programs to enhance product development, productivity, and profitability. In 2004, the Company will focus on programs to enhance the following areas:

•	Pricing and selling effectiveness

•	Retail channel of distribution

•	Global supply chain

•	Information technology

•	Organizational development

The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See Outlook section below for additional information.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings. The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to meet its obligations as they become due and maintain compliance with its debt covenants. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that over the next twelve months it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividends in 2004 as were paid in 2003, and to make required contributions into the

Company’s defined benefit plans. The Company expects to invest between $50.0 million and $55.0 million for new plant and equipment during 2004. The increase in capital spending in fiscal 2004 compared to 2003 is due primarily to expenditures related to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities within ABL and investments to improve manufacturing and waste management capabilities at ASP. Approximately 60 percent of the consolidated capital spending is expected to occur in the first half of 2004. As a consequence, the Company expects total indebtedness to increase by up to 10 percent in the first half of 2004 from $445.8 million reported at August 31, 2003. Overall, the Company expects to reduce total debt by the end of fiscal 2004 to approximately $400.0 million. See further information in the Outlook section below.

Cash Flow

The Company continues to generate substantial cash flow from operations. In 2003, the Company generated $160.3 million in cash flow from operations compared to $146.8 million and $183.7 million reported in 2002 and 2001, respectively. Earnings and improved working capital management in each segment were the primary contributors to the Company’s cash flow from operations in 2003, partially offset by the payment of approximately $8.0 million related to the settlement of litigation with Genlyte. The Company used its cash flow in 2003 primarily to reduce debt, to fund capital expenditures, and to fund quarterly dividend payments.

Management believes that achieving the proper returns on its invested capital is a key factor in driving stockholder value. The Company spent $28.2 million and $33.5 million in 2003 and 2002, respectively, for new tooling, machinery and equipment. The decrease in spending in 2003 is due primarily to a slower pace of investment caused by the timing of the Company’s supply chain initiative at ABL. Over the last three years, the Company invested a total of $109.2 million for new plant, equipment and tooling primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance its customer service capabilities in each segment. As noted above, management expects capital spending to increase during 2004 primarily due to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities within ABL and investments to improve manufacturing and waste management capabilities at ASP. The Company believes that these investments will enhance its operations and financial performance in the future.

Consolidated working capital at August 31, 2003 was $199.1 million compared to $160.2 million at August 31, 2002, an increase of $38.9 million. Consolidated working capital at August 31, 2001 was $117.0 million. The increase in working capital in 2003 compared to 2002 was primarily due to reduced short-term borrowings partially offset by favorable declines in accounts receivable and inventory. More importantly, operating working capital (calculated by adding accounts receivable, net, plus inventory, and subtracting accounts payable) declined $52.6 million (14 percent) to $325.4 million at August 31, 2003 from the end of 2002 and $73.9 million (19 percent) from the end of 2001. The decline in operating working capital during 2003 was due primarily to lower accounts receivable resulting from more favorable terms negotiated with certain customers and lower inventory levels. The Company lowered inventory levels, primarily at ABL, because improved manufacturing efficiencies resulted in reduced cycle times and better coordination with vendors, while continuing to meet the needs of customers and increasing net sales. Operating working capital as a percentage of net sales at the end of 2003 declined to 16 percent from 19 percent in 2002. Despite the weak economic environment in 2003, the Company did manage to generate a significant amount of operating cash flow, which was used to reduce outstanding debt as more fully described below. At August 31, 2003, the current ratio of the Company improved to 1.55 compared to 1.37 at the end of 2002. The Company’s consolidated cash position grew to $16.1 million at August 31, 2003 compared to $2.7 million at August 31, 2002, primarily due to the timing of the availability of funds received from customers at year-end.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2003:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt (1)	$392,808	$1,339	$19,988	$727	$370,754
Revolving Credit Facility (2)	5,000	5,000	—	—	—
Short-term secured borrowings (3)	48,000	48,000	—	—	—
Operating leases (4)	89,454	16,989	24,268	13,440	34,757
Other purchase obligations	390	390	—	—	—

Total	$535,652	$71,718	$44,256	$14,167	$405,511

(1)	These amounts are included in the Company’s Consolidated Balance Sheets. See Note 4: Long-Term Debt and Lines of Credit for additional information regarding debt and other matters.
(2)	This amount is included in the Company’s Consolidated Balance Sheets. See Note 4: Long-Term Debt and Lines of Credit for additional information regarding the Company’s Revolving Credit Facility.
(3)	This amount is included in the Company’s Consolidated Balance Sheets. Receivables pledged as security for borrowings under the Receivables Facility were $265.9 million at August 31, 2003. See Note 4: Long-Term Debt and Lines of Credit for additional information regarding the Company’s Receivables Facility.
(4)	The Company’s operating lease obligations are described in Note 6: Commitments and Contingencies.

Capitalization

Total debt outstanding at August 31, 2003 was $445.8 million compared to $543.1 million at August 31, 2002 and $643.7 million at November 30, 2001. This represents a decrease of $97.3 million (18 percent) and $197.9 million (31 percent) from August 31, 2002 and November 30, 2001, respectively. The decrease in fiscal 2003 was due primarily to the strong cash flow from operations, partially offset by capital expenditures and the payment of dividends.

In April 2003, the Company modified certain terms and conditions of its Revolving Credit Facility primarily to extend the 364-day component of the credit facility and to incorporate changes to the Maximum Leverage Ratio, the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation expense, and amortization expense) as such terms are defined in the Revolving Credit Facility. The Maximum Leverage Ratio, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. The Leverage Ratio is computed at the end of each fiscal quarter. In addition, maximum available borrowings under the 364-day component of the Revolving Credit Facility, which now matures in April 2004, decreased to $92.5 million from $105.0 million. No changes were made to the maximum available borrowings or the maturity date of the three-year component of the credit facility. At August 31, 2003, the Company was in compliance with all financial covenants in the Revolving Credit Facility and had additional borrowing capacity of $112.8 million under the most restrictive covenant in effect at that time. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Revolving Credit Facility.

During 2003, the Company’s consolidated stockholders’ equity increased $6.3 million to $408.3 million at August 31, 2003 as net income during 2003 was partially offset by dividend payments of $24.9 million and an after-tax adjustment of $22.5 million related to the Company’s pension obligations. The Company’s debt to total capital ratio was approximately 52 percent at August 31, 2003, down from approximately 58 percent at August 31, 2002.

Dividends

The Company paid cash dividends on common stock of $24.9 million ($0.60 per share) during 2003 compared to $18.6 million in 2002. Prior to November 30, 2001, the Company was a subsidiary of NSI, as more fully described above, and did not pay dividends separately to stockholders of NSI. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the board of directors.

Results of Operations

Fiscal Year 2003 Compared with Fiscal Year 2002

Consolidated Results

Consolidated net sales were $2.05 billion in 2003 compared to $1.97 billion reported in 2002, an increase of 3.9 percent. For the year ended August 31, 2003, the Company reported net income of $47.8 million compared to $52.0 million earned in 2002. Earnings per share were $1.15 in 2003 compared to $1.26 reported in 2002. Included in net income and earnings per share for 2003 were $8.0 million of pre-tax expense ($0.12 per share) related to the settlement of patent litigation with Genlyte (discussed below) and approximately $2.7 million of pre-tax expense ($0.04 per share) related to environmental matters at ASP (discussed below). In addition, the Company incurred approximately $2.0 million in legal costs over the past two years associated with the Genlyte patent litigation.

Net sales increased approximately 4.3 percent and 2.5 percent at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The increase in net sales at ABL was due primarily to greater shipments of products through channels of distribution serving national accounts and home improvement centers and to price increases for certain products. This was partially offset by lower shipments to certain other key commercial and industrial markets due primarily to the continued economic weakness that prevailed throughout the year. Net sales at ASP increased as greater shipments to mass merchandisers and home improvement centers and higher sales in Europe and Canada were partially offset by decreased net sales in the core industrial and institutional channel attributable to weak economic conditions.

Consolidated operating profit was $110.3 million (5.4 percent of net sales) in 2003 compared to $120.1 million (6.1 percent of net sales) reported in 2002, a decrease of 8.2 percent. As noted above, 2003 operating profit included approximately $8.0 million of pre-tax expense related to the settlement of patent litigation with Genlyte and approximately $2.7 million of pre-tax expense related to certain environmental matters. Excluding these items, operating profit in 2003 would have been approximately $121.0 million (5.9 percent of net sales). The slight increase in operating profit in 2003, excluding the legal settlement and environmental matters, was due primarily to the additional contribution from the increase in sales noted above, offset primarily by pricing pressures from certain competitors, rising product related costs (including steel and petroleum-based components), and non-discretionary spending for various insurance programs. The Company also made investments to expand its global supply chain, to develop and introduce new products, to accelerate sales and marketing initiatives, and to implement a new organizational development program. Overall in 2003, the Company was able to offset the cost of many of these new initiatives and the negative influences impacting the Company’s key markets through profit improvement programs implemented to better manage discretionary spending, to lower product costs (including strategic sourcing), and to enhance manufacturing efficiencies.

Consolidated gross profit margins increased to 41.6 percent of net sales in 2003 from 40.7 percent reported in 2002. Gross profit margins increased largely as a result of the higher net sales noted above and the impact of profit improvement initiatives that helped offset the cost of higher raw materials and expenses associated with the consolidation of certain manufacturing facilities at ABL. Operating expenses at Acuity Brands in 2003 were $741.2 million (36.2 percent of net sales) compared to $683.4 million (34.6 percent of net sales) in 2002. Benefits of cost containment programs throughout the Company were more than offset by increases in non-discretionary spending, the settlement of the Genlyte litigation, charges related to environmental matters at ASP, higher expenses for sales and marketing initiatives, higher logistics costs, and higher corporate expenses associated primarily with stock-based benefit programs.

Other income (expense), net, for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including the gain or loss on the sale of assets, certain restructuring charges, and gains or losses on foreign currency transactions. Interest expense, net was $37.4 million and $40.7 million in 2003 and 2002, respectively. Interest expense, net was down 8.1 percent in 2003 compared to 2002 primarily because of reduced levels of debt outstanding throughout the period. The Company generated a pre-tax gain of $1.4 million in fiscal 2003 compared to $3.2 million in fiscal 2002 on the sale of certain non-core assets. The effective tax rate reported by the Company was 36.0 percent and 37.2 percent in 2003 and 2002, respectively.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1.54 billion and $1.47 billion for the years ending August 31, 2003, and 2002, respectively, an increase of 4.3 percent. The increase in net sales during 2003 was due primarily to greater shipments of products through channels of distribution serving national accounts and home improvement centers and the impact of price increases for certain products. This was partially offset by lower shipments to certain other key commercial and industrial markets due to the continued economic weakness that prevailed throughout the year. The backlog at ABL decreased $8.6 million, or 5.9 percent, to $136.1 million at August 31, 2003 from August 31, 2002.

Operating profit increased 8.1 percent in 2003 to $96.8 million from $89.6 million reported in 2002. Operating profit in 2003 included $8.0 million of pre-tax expense related to the settlement of litigation with Genlyte discussed below. Excluding this item, operating profit would have increased 17.1 percent to $104.8 million. The increase in operating profit in 2003 was primarily the result of the contribution margin from the higher sales noted above and continuous improvement programs, including sourcing initiatives to lower product costs and improvements in the manufacturing operations at many ABL locations. These items were partially offset by costs associated with the consolidation of certain manufacturing facilities, higher raw materials costs, greater spending for sales and marketing initiatives associated with new product introductions and penetration of the home improvement channel, and higher logistics costs. In August 2003, ABL settled a patent infringement suit brought against it by Genlyte in March 2000 in the United States District Court, Western District of Kentucky. Acuity Brands recorded and paid the $8.0 million pre-tax settlement expense in its fiscal quarter ending August 31, 2003. See Item 3: Legal Proceedings for more information regarding the settlement. ABL will discontinue sales of the product as currently designed and will begin manufacturing an alternative design late in calendar 2003 so that it will be available by January 1, 2004. The Company does not expect any disruption of service to customers.

Acuity Specialty Products

Net sales at ASP were $510.6 million in 2003 compared with $497.9 million in 2002. The increase in 2003 net sales was primarily due to greater shipments to mass merchandisers and home improvement centers and higher net sales in Europe and Canada, partially offset by softness in the core industrial and institutional channel attributable to weak economic conditions. In the retail channel, sales increased in 2003 due primarily to the number of home improvement centers served and greater shipments to mass merchandisers.

Operating profit decreased 30.3 percent in 2003 to $31.3 million from $44.9 million reported in 2002. The decrease in operating profit in 2003 was primarily the result of the higher costs for certain initiatives, including new product introductions, increased spending to penetrate the mass merchandise channel, and expanded sales, marketing and logistics programs; rising costs for certain raw materials, partially offset by various initiatives to reduce expenses; a $2.7 million charge related to environmental matters; and a $1.9 million charge to reflect the fair market value of certain inventories. See Item 3: Legal Proceedings for more information regarding the environmental matters at ASP.

Corporate

Corporate expenses increased to $17.9 million in 2003 from $14.4 million reported in 2002. The increase in corporate expense in 2003 was primarily due to increased expenses associated with certain stock-based benefit programs, liability insurance, and expanded audit services.

Fiscal 2002 Compared with Fiscal 2001

Consolidated Results

Fiscal 2002 can best be characterized as managing well to modestly mitigate the effects of a difficult economic environment. While many economists were predicting a soft landing for the economy, with a rebound expected in the second half of the Company’s fiscal year, it became evident early on that this was not going to be the case, particularly in the Company’s largest market, the non-residential, commercial construction industry. The impact on Acuity Brands of this weak economic environment was lower shipments of products to customers in many of its key sales channels in both segments and severe price competition for remaining orders, primarily in the commercial construction market. This, along with rising costs in non-discretionary areas such as insurance, made expanding profitability very difficult. As a consequence, management initiated programs to adapt to these changing market conditions by focusing on other levers to drive financial performance, including generating additional revenue from new products and channels of distribution, implementing various profit improvement and cost containment programs to limit spending and improve manufacturing efficiencies, and generating free cash flow through better working capital utilization. These concerted actions allowed the Company to generate substantial cash flow in 2002 and modest earnings while continuing to serve its vast customer base.

Overall, consolidated net sales were $1.97 billion in 2002 compared to $1.98 billion reported in 2001. For the year ended August 31, 2002, the Company reported net income of $52.0 million compared to $40.5 million earned in 2001. Earnings per share were $1.26 in 2002 compared to $0.99 reported in 2001. Excluding the results from the divestiture of certain foreign operations of ASP in fiscal 2001 and the acquisition of American Electric Lighting® (“American Electric”) in early fiscal 2002, net sales would have been $1.91 billion in 2002 and $1.96 billion in 2001. Similarly, excluding the pre-tax impact of $3.2 million in gains on the sale of assets and $0.9 million for the reversal of certain restructuring expenses, net income in 2002 would have been $49.5 million, or $1.20 per share. In 2001, net income would have been $66.7 million, or $1.63 per share, excluding the pre-tax impact of the $15.3 million loss from the divested operations at ASP, $4.1 million for restructuring and impairment charges, $3.1 million for the termination of a purchase obligation, and $12.1 million in discontinued amortization expense from the adoption of SFAS No. 142. Please refer to Notes 2 and 7 of the Notes to Consolidated Financial Statements, which more fully describe the discontinuation of amortization of goodwill and certain intangibles, the acquisition of American Electric, and the divestiture of the foreign operations of ASP.

Excluding the acquisition of American Electric and the divesture of the foreign operations noted above, net sales at Acuity Brands decreased approximately three percent in 2002 when compared to 2001. The decline occurred at ABL and was partially offset by a modest increase at ASP. The decline was primarily due to soft demand and lower selling prices at ABL for certain types of fixtures for industrial and office applications, partially offset by an increase in sales through the retail channel at both ABL and ASP.

Consolidated operating profit was down 13.9 percent in 2002 to $120.1 million (6.1 percent of net sales) from $139.6 million (7.0 percent of net sales) reported in 2001. The decline in operating profit in 2002 was primarily a result of the lost contribution margin on the lower sales noted above, including price erosion experienced in certain key lighting fixture markets, and higher spending for non-discretionary items, partially offset by various profit improvement and cost containment programs and lower corporate expenses. Consolidated gross profit margins declined to 40.7 percent of net sales in 2002 from 42.4 percent reported in 2001. The decline in gross profit margins occurred primarily at ABL due to the impact of significant price competition noted above, partially offset by lower costs and expenses due to various profit improvement initiatives and cost containment programs implemented in 2002. Gross profit margins remained essentially flat at ASP over the two-year period. Operating expenses at Acuity Brands in 2002 were $683.4 million (34.6 percent of net sales) compared to

$701.8 million (35.4 percent of net sales) in 2001. Excluding amortization expense, operating expenses as a percentage of sales in 2002 remained essentially the same as 2001. Benefits of cost containment programs throughout the Company were primarily offset by increases in non-discretionary spending.

Other income (expense), net, for Acuity Brands is made up primarily of interest expense and other miscellaneous, non-operating activity including the gain or loss on the sale of assets, certain restructuring charges, and gains or losses on foreign currency transactions. Interest expense, net was $40.7 million and $48.8 million in 2002 and 2001, respectively. Interest expense, net was down 16.6 percent in 2002 compared to 2001 primarily because of reduced levels of debt outstanding throughout the period and lower interest rates for much of 2002. In 2002, the Company generated a pre-tax gain of $3.2 million on the sale of certain non-core assets. In 2001, the Company incurred other expenses associated with non-operating activities totaling a pre-tax loss of $21.6 million, primarily for the loss associated with the disposal of certain foreign assets at ASP and restructuring and other charges related to non-operating activities of the Company.

The effective tax rate reported by the Company was 37.2 percent and 41.4 percent in 2002 and 2001, respectively. The decline in the tax rate was primarily the result of the legal entity restructuring that occurred in connection with the Spin-off and the elimination of amortization of goodwill.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1.47 billion for each of the years ending August 31, 2002 and 2001. Excluding net sales contributed from the acquisition of American Electric Lighting in October 2001, net sales would have decreased approximately 4.1 percent during 2002. The decline in net sales during 2002 was due primarily to lower shipments to certain commercial and industrial markets and reduced selling prices for certain key products due to intense price competition for available orders.

Operating profit was down 24.6 percent in 2002 to $89.6 million (6.1 percent of net sales) from $118.8 million (8.1 percent of net sales) reported in 2001. The decline in operating profit in 2002 was primarily the result of the lost contribution on the lower sales noted above due principally to product mix changes and price erosion experienced in certain lighting fixture markets, higher spending for non-discretionary items such as medical and property insurance, and greater investments in certain sales and marketing programs. This decline was partially offset by profit improvement initiatives and cost containment programs that reduced costs and improved productivity in key factories in 2002. These programs included efforts to source materials more effectively, streamline production through better integration with suppliers and eliminate costs associated with non-value added activities. Also, ABL expanded its channels of distribution and the types of customers served in 2002. The adoption of a new accounting standard that eliminated amortization of goodwill and certain intangibles contributed approximately $10.0 million to operating profit at ABL.

Acuity Specialty Products

Net sales at ASP were $497.9 million in 2002, compared with $514.1 million reported in 2001. Excluding the results from the divestiture of certain foreign operations during 2001, net sales would have been $493.7 million in 2001. The increase in 2002 net sales was primarily due to continued strength in the retail sector and, to a lesser extent, in certain niche markets.

Operating profit increased 8.7 percent in 2002 to $44.9 million (9.1 percent of net sales) from $41.3 million (8.1 percent of net sales) reported in 2001. Excluding the results from the divestiture of certain foreign operations during 2001, operating profit would have been $42.0 million in 2001. The increase in operating profit in 2002 was primarily the result of the profit contribution on higher volumes, the impact of profit improvement programs, and the elimination of approximately $2.1 million of amortization expense. These items were partially offset by greater investments in sales initiatives and higher insurance costs. ASP implemented programs such as sourcing initiatives, cost containment programs and aggressive marketing strategies that allowed the segment to produce solid financial performance while expanding penetration of key market niches and further diversifying the customer base. Unfortunately in 2002, many of those efforts merely offset the impact of rising costs for insurance programs.

Corporate

Corporate expenses decreased 30.2 percent in 2002 to $14.4 million from $20.6 million reported in 2001. The decrease in corporate expense in 2002 was primarily due to cost containment programs and the reorganization of the corporate staff.

Outlook

Management projects total year earnings for 2004 to be between $1.25 and $1.45 per share compared to $1.15 per share reported in 2003. The range for 2004 is based on the current economic environment and assumes that the Company’s key markets do not deteriorate further. Included in the projected earnings per share range for 2004 for Acuity Brands are incremental expenses anticipated for stock-based plans (approximately $7.2 million pre-tax, or $0.11 per share), primarily related to stock-based awards expected to be granted in the second quarter of 2004, and for pension expense (approximately $3.8 million, pre-tax, or $0.06 per share), due primarily to declines in the discount rates used to compute the 2004 expense and the August 31, 2003 pension obligations.

In 2004, the Company anticipates that various profit improvement programs and changes in product mix will more than offset expected higher costs for wages and employee benefits, insurance programs, and raw materials, all of which could be significant, and the potential impact of pricing pressures driven by over-capacity and weak customer demand in key markets in North America. The Company expects earnings in the first half of 2004 to approximate those reported in the same period in 2003, given the negative impact of the items noted above and current economic conditions, and expects improvement in the second half of fiscal 2004 due primarily to the anticipated seasonal pattern and the benefit of profit improvement programs, some of which are just now getting underway.

Management of Acuity Brands remains confident in the long-term potential of the businesses that comprise Acuity Brands and the expected impact of the initiatives the Company continues to implement. However, management continues to be cautious about near-term results due primarily to uncertainty in the economic environment, particularly for non-residential construction and certain industrial markets. While some economists and forecasting organizations continue to predict that the domestic economy will improve in the near-term, management does not expect any significant rebound until late in 2004 nor does management expect that this late recovery will meaningfully impact 2004. As a consequence, the Company is preparing for another year of very difficult conditions. Based on management’s current view of the economy and demand in the Company’s key markets, management expects net sales to improve nominally in 2004 compared to 2003. Therefore, the Company expects that a substantial portion of any improvement in earnings in 2004 compared to 2003 will be due primarily to benefits from profit improvement initiatives aimed at creating a stronger, more capable organization.

The focus of the organization will remain on improving the products and services provided to customers, becoming more productive and efficient, and enhancing profitability while continuing to diversify and expand the many end markets and customers served. As part of that effort in 2003, the Company commenced an initiative to improve the capabilities and cost structure of the manufacturing, distribution and procurement base at ABL. This multi-faceted initiative, which will take almost three years to complete, will result in the consolidation of certain facilities into ABL’s most productive and efficient plants as well as expand the worldwide sourcing capabilities of ABL. A significant portion of the capital investment for this initiative will occur in 2004, while the expenses associated with the consolidation for severance and relocation are expected to be largely offset by cost savings and asset sales from the program. While the timing of expense recognition will depend on the actual dates of certain events and may impact the Company’s quarterly results differently than management currently anticipates, management expects that the program will have a relatively neutral impact on 2004 earnings per share. The Company expects the benefits from this program to have a positive impact on earnings in 2005.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Acuity Brands adopted SFAS No. 142 as of September 1, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair-value-based approach. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of each of the Company’s businesses.

Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position.

Specifically, Acuity Brands has two unamortized trade names with an aggregate carrying value of $65.0 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the 2003 valuation of the Holophane trade name acquired in 1999 would result in a pre-tax impairment charge of approximately 28 percent, or $17.6 million, of the carrying value of the trade name.

Self-Insurance

It is the policy of the Company to self-insure for certain insurable property and casualty risks consisting primarily of physical loss to property, business interruptions resulting from property losses, workers’ compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.

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

Litigation

Acuity Brands recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher than the amounts reserved.

Environmental Matters

The Company recognizes expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Summary of Non-GAAP Financial Measures

(Amounts in thousands, except per-share data)

Net sales, net income, and operating profit before certain items is reported GAAP net sales, net income, and operating profit excluding certain charges or gains recognized during fiscal 2003, 2002, and 2001 and certain acquired or divested operations. Net sales, net income, and operating profit before these items should not be considered as a substitute for GAAP net sales, net income, or operating profit as an indicator of the Company’s financial performance. However, the Company believes these measures enable stockholders to perform meaningful comparisons of operating results from year to year. A detailed reconciliation of GAAP net sales, net income, and operating profit to net sales, net income, and operating profit before these items is set forth in the tables below:

Fiscal 2003 Compared to Fiscal 2002

Net Income and Earnings per Share Reconciliation

	Year Ended August 31,
	Net Income		Diluted Earnings Per Share	Pro Forma Earnings Per Share (1)
	2003	2002	2003	2002
Net income before patent litigation settlement and wastewater-related charges	$54,630	$52,024	$1.31	$1.26
Patent litigation settlement	(5,120)	—	(0.12)	—
Wastewater-related charges	(1,728)	—	(0.04)	—

GAAP net income	$47,782	$52,024	$1.15	$1.26

Operating Profit Reconciliation

	Year Ended August 31, 2003
	GAAP Operating Profit	Patent Litigation Settlement	Wastewater-related Charges	Operating Profit Before Patent Litigation Settlement and Wastewater-related Charges
ABL	$96,825	$8,000	$—	$104,825
ASP	31,313	—	2,700	34,013
Corporate	(17,862)	—	—	(17,862)

	$110,276	$8,000	$2,700	$120,976

Fiscal 2002 Compared to Fiscal 2001

Fiscal 2001 Net Sales Reconciliation

	Year Ended August 31, 2001
	GAAP Net Sales	American Electric	Certain Foreign Operations at ASP	Net Sales Excluding American Electric and Certain Foreign Operations at ASP
ABL	$1,468,558	$—	$—	$1,468,558
ASP	514,142	—	20,482	493,660

	$1,982,700	$—	$20,482	$1,962,218

Fiscal 2002 Net Sales Reconciliation

	Year Ended August 31, 2002
	GAAP Net Sales	American Electric	Certain Foreign Operations at ASP	Net Sales Excluding American Electric and Certain Foreign Operations at ASP
ABL	$1,474,882	$66,799	$—	$1,408,083
ASP	497,914	—	—	497,914

	$1,972,796	$66,799	$—	$1,905,997

Net Income and Earnings per Share Reconciliation

	Year Ended August 31,
	Net Income		Pro Forma Earnings per Share (1)
	2002	2001	2002	2001
Net income before certain items	$49,470	$66,745	$1.20	$1.63
Gain on sale of assets	2,018	—	0.05	—
Restructure charges	536	(2,572)	0.01	(0.06)
Loss on sale of certain foreign operations at ASP	—	(10,836)	—	(0.26)
Termination of purchase contract	—	(1,953)	—	(0.05)
Discontinued amortization expense	—	(10,881)	—	(0.27)

GAAP net income	$52,024	$40,503	$1.26	$0.99

Consolidated Operating Expense Reconciliation

	Year Ended August 31,
	2002	Percent of Net Sales	2001	Percent of Net Sales
Operating expenses before amortization expense	$679,071	34.4%	$683,793	34.5%
Amortization expense	4,316		17,965

GAAP operating expenses	$683,387	34.6%	$701,758	35.4%

ASP Operating Profit Reconciliation

Year Ended August 31, 2001
Operating profit before certain foreign operations at ASP	$42,032
Certain foreign operations at ASP	(695)

GAAP operating profit	$41,337

(1)	Actual per share data has not been presented for periods prior to the second quarter of fiscal year 2002 since the businesses that comprise Acuity Brands were wholly owned subsidiaries of National Service Industries, Inc. during those periods. Additionally, public trading of the Acuity Brands shares (other than on a when-issued basis) did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for the periods prior to the second quarter of fiscal year 2002. As a result, pro forma diluted earnings per share is not presented for those periods.

Calculation of Working Capital, Operating Working Capital, and Ratio of Debt-to-Total Capitalization

(Amounts in thousands)

Detailed calculations related to various liquidity measures included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are set forth in the tables below.

Calculation of Working Capital

	August 31,
	2003	2002	2001
Current assets	$558,552	$590,997	$559,116
Current liabilities	(359,451)	(430,807)	(442,067)

Working capital	$199,101	$160,190	$117,049

Calculation of Operating Working Capital

	August 31,
	2003	2002	2001
Receivables	$302,276	$322,735	$296,900
Inventories	188,799	216,942	210,783
Accounts payable	(165,656)	(161,713)	(108,380)

Operating working capital	$325,419	$377,964	$399,303

Ratio of Debt-to-Total Capitalization

	August 31,
	2003	2002
Total debt	$445,808	$543,121
Total stockholders’ equity	408,294	401,952

Total capitalization	$854,102	$945,073

Debt-to-total capitalization ratio	52%	58%

Risk Factors

Risks Relating to the Distribution

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The following risks associated with Acuity Brands relate principally to the Distribution. If any of these risks develops into an actual event, the business, financial condition or results of operations of Acuity Brands could be materially adversely affected.

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was insolvent at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures.

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

During the third quarter of fiscal 2003, a third party acquired NSI through a merger approved by NSI shareholders. Management believes that this transaction is strong confirmation that NSI was solvent at the time of the Distribution and remained solvent when it was acquired by the third party. The acquirer invested equity as well as funds borrowed from secured lenders. The willingness of the acquirer to invest funds, as well as the willingness of the lenders to loan funds to acquire NSI, represents an independent market assessment of NSI’s continuing solvency, which the Company believes further diminishes the likelihood that creditors of NSI could successfully challenge the Distribution.

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intended for the Distribution to be tax-free for U.S. Federal income tax purposes, and management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the receipt of Acuity Brands shares by NSI stockholders was tax-free. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

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

Even if the Distribution qualifies as tax-free, NSI could nevertheless incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code of 1986, as amended, if NSI or Acuity Brands were to undergo a change in control (whether by acquisition, additional share issuance or otherwise) pursuant to a plan or series of related transactions which include the Distribution. Any transaction, which occurs within the four-year period beginning two years prior to the Distribution, is presumed to be part of a plan or series of related transactions that includes the Distribution unless NSI establishes otherwise. Under certain circumstances, Acuity Brands would be obligated to indemnify NSI for all or a portion of this substantial corporate tax liability under the tax disaffiliation agreement. This indemnification obligation would have a material adverse effect on the results of operations and financial position of Acuity Brands.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including in particular statements concerning: (a) the expected impact (including the timing of the expected benefits) of the Company’s global supply chain initiative at ABL including a reduction and consolidation of up to seven manufacturing facilities, increased production in international locations, a reduction in the number of suppliers, increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods, the ability of the Company to continue to serve the needs of its customers after the consolidation of the manufacturing facilities, and the impact of this initiative on future earnings and capital investment; (b) the potential impact of the loss of any one supplier of outsourced product at ASP; (c) the potential impact of the loss of certain of the Company’s facilities and the related impact of various insurance programs in place; (d) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations, capital investments, profit improvement initiatives, debt payments, dividend payments, and required contributions into its pension plans; (e) planned spending of between $50.0 million and $55.0 million for new plant and equipment during 2004 (including the timing of these expenditures) and the expected future impact of these expenditures on the Company’s future operations and performance; (f) expected changes in total indebtedness (including the timing of the changes in total indebtedness); (g) management’s expectations regarding the production of an alternative design related to the Genlyte patent litigation and the impact of this change on customer service levels; (h) future revenue and earnings (including the timing of the future revenue and earnings within fiscal 2004); (i) anticipated future expenses associated with stock-based plans and pension obligations; (j) expected future benefits of the Company’s profit improvement programs and changes in product mix; and (k) management’s expectations regarding a recovery in the domestic economy.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (d) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (e) the risk that projected future cash flows from operations are not realized; (f) the potential that additional shares under the Company’s long-term incentive program are not approved by shareholders; (g) the possibility that a new accounting standard related to the recognition of expense associated with stock-based compensation will be promulgated by the Financial Accounting Standards Board; (h) the impact of competition; (i) unexpected changes in the Company’s share price and (j) the risk that underlying assumptions or expectations related to Distribution prove to be inaccurate or unrealized.

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

Interest Rates. Interest rate fluctuations expose Acuity Brands’ variable-rate debt to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s Term Loan, amounted to $85.8 million at August 31, 2003. Based on outstanding borrowings at year-end, a 10 percent increase in market interest rates at August 31, 2003 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10 percent increase in market interest rates at August 31, 2003 would have decreased the fair value of these notes by approximately $11.1 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The substantial majority of Acuity Brands’ revenue, expense, and capital purchases are transacted in U.S. dollars. Acuity Brands does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

ACUITY BRANDS, INC.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (formerly the National Service Industries, Inc. lighting equipment and specialty products businesses) as of August 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule of the National Service Industries, Inc. lighting equipment and specialty products businesses for the year ended August 31, 2001, were audited by other auditors who have ceased operations and whose report dated October 12, 2001 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company ceased amortization of goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the financial statements of the National Service Industries, Inc. lighting equipment and specialty products businesses for the year ended August 31, 2001, were audited by other auditors who have ceased operations. As described in Note 2, the consolidated financial statements of the Company for the year ended August 31, 2001 have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of September 1, 2001. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Ernst & Young LLP

Atlanta, Georgia

October 2, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

NOTE: This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the years ended August 31, 2000 and 1999 and certain balance sheet information at August 31, 2001 and 2000, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report in connection with the filing of this Annual Report on Form 10-K.

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

Arthur Andersen LLP

Atlanta, Georgia

October 12, 2001

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$16,053	$2,694
Receivables, less allowance for doubtful accounts of $8,634 at August 31, 2003 and $8,560 at August 31, 2002	302,276	322,735
Inventories	188,799	216,942
Deferred income taxes	23,047	24,247
Prepayments and other current assets	28,377	24,379

Total Current Assets	558,552	590,997

Property, Plant, and Equipment, at cost:
Land	14,060	14,746
Buildings and leasehold improvements	164,974	162,296
Machinery and equipment	350,549	339,198

Total Property, Plant, and Equipment	529,583	516,240
Less-Accumulated depreciation and amortization	307,025	275,561

Property, Plant, and Equipment, net	222,558	240,679

Other Assets:
Goodwill	345,676	344,218
Other intangibles	129,843	133,030
Other long term assets	31,590	49,030

Total Other Assets	507,109	526,278

Total Assets	$1,288,219	$1,357,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,339	$746
Short-term secured borrowings	48,000	129,200
Revolving credit facility	5,000	—
Notes payable	—	2,545
Accounts payable	165,656	161,713
Accrued salaries, commissions, and bonuses	49,217	36,459
Other accrued liabilities	90,239	100,144

Total Current Liabilities	359,451	430,807

Long-Term Debt, less current maturities	391,469	410,630

Deferred Income Taxes	15,190	23,480

Self-Insurance Reserves, less current portion	16,126	16,517

Other Long-Term Liabilities	97,689	74,568

Commitments and Contingencies (see Note 6)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,674,996 and 41,379,154 shares issued and outstanding at August 31, 2003 and August 31, 2002	417	414
Paid-in capital	407,621	403,389
Retained earnings	44,755	21,884
Unearned compensation on restricted stock	(1,734)	(500)
Accumulated other comprehensive loss items	(42,765)	(23,235)

Total Stockholders’ Equity	408,294	401,952

Total Liabilities and Stockholders’ Equity	$1,288,219	$1,357,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2003	2002	2001
Net sales	$2,049,308	$1,972,796	$1,982,700
Cost of products sold	1,197,787	1,169,282	1,141,353

Gross Profit	851,521	803,514	841,347

Selling, distribution, and administrative expenses	739,330	683,163	701,535
Stock compensation expense	1,915	224	223

Operating Profit	110,276	120,127	139,589

Other Expense (Income):
Interest expense, net	37,383	40,690	48,797
Restructuring and other charges	—	(853)	4,083
Loss on sale of businesses	227	—	14,557
Miscellaneous (income) expense, net	(1,915)	(2,546)	3,000

Total Other Expense	35,695	37,291	70,437

Income before Provision for Income Taxes	74,581	82,836	69,152

Provision for Income Taxes	26,799	30,812	28,649

Net Income	$47,782	$52,024	$40,503

Earnings Per Share:
Basic Earnings per Share	$1.15	n/a	n/a

Basic Weighted Average Number of Shares Outstanding	41,459	n/a	n/a

Diluted Earnings per Share	$1.15	n/a	n/a

Diluted Weighted Average Number of Shares Outstanding	41,721	n/a	n/a

Pro Forma Earnings Per Share (Unaudited):
Basic Earnings per Share	n/a	$1.26	$0.99

Basic Weighted Average Number of Shares Outstanding	n/a	41,286	41,068

Dividends Declared per Share	$0.60	$0.45	n/a

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2003	2002	2001
Cash Provided by (Used for) Operating Activities:
Net income	$47,782	$52,024	$40,503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	46,039	49,494	62,911
Gain on the sale of property, plant, and equipment	(699)	(3,214)	(194)
Loss on sale of businesses	227	—	14,557
Provision for losses on accounts receivable	4,399	5,445	4,930
Restructuring and other charges	—	(853)	4,083
Change in assets and liabilities net of effect of acquisitions and divestitures -
Receivables	15,935	(31,822)	35,258
Inventories	28,043	4,471	23,189
Deferred income taxes	6,108	(2,920)	(4,433)
Prepayments and other current assets	(3,782)	1,328	(3,948)
Accounts payable	3,987	50,415	6,951
Other current liabilities	2,707	30,643	(1,814)
Other	9,599	(8,170)	1,660

Net Cash Provided by Operating Activities	160,345	146,841	183,653

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(28,154)	(33,482)	(47,611)
Proceeds from the sale of property, plant, and equipment	1,907	8,358	1,837
Sale of businesses	(92)	—	1,632
Acquisitions	—	(24,765)	—

Net Cash Used for Investing Activities	(26,339)	(49,889)	(44,142)

Cash Provided by (Used for) Financing Activities:
Net (repayments) borrowings of notes payable	(2,545)	(22,121)	4,381
Repayments of commercial paper, net (less than 90 days)	—	—	(221,801)
Issuances of commercial paper (greater than 90 days)	—	—	1,370
Repayments of commercial paper (greater than 90 days)	—	—	(15,200)
(Repayments) borrowings from revolving credit facility, net	(35,000)	(65,000)	105,000
(Repayments) proceeds from short-term secured borrowings	(81,200)	24,100	105,100
Proceeds from issuances of long-term debt	22,202	—	—
Repayments of long-term debt	(770)	(2,688)	(7,601)
Employee stock purchase plan issuances	1,666	830	—
Stock options exercised	128	—	—
Dividends	(24,911)	(18,606)	—
Net activity with NSI	—	(18,632)	(103,386)

Net Cash Used for Financing Activities	(120,430)	(102,117)	(132,137)

Effect of Exchange Rate Changes on Cash	(217)	(147)	173

Net Change in Cash and Cash Equivalents	13,359	(5,312)	7,547
Cash and Cash Equivalents at Beginning of Year	2,694	8,006	459

Cash and Cash Equivalents at End of Year	$16,053	$2,694	$8,006

Supplemental Cash Flow Information:
Income taxes paid during the year	$25,674	$11,869	$32,659
Interest paid during the year	37,650	41,231	43,416

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Comprehensive Income	NSI Investment	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Items	Unearned Compensation On Restricted Stock	Total
Balance, September 1, 2000		$455,543	$—	$—	$—	$(12,741)	$—	$442,802
Comprehensive income:
Net income	$40,503	40,503	—	—	—	—	—	40,503
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,374)	—	—	—	—	(2,374)	—	(2,374)
Reclassification adjustment for translation loss included in net income	503	—	—	—	—	503	—	503
Minimum pension liability adjustment (net of tax of $1,402)	(2,386)	—	—	—	—	(2,386)	—	(2,386)

Other comprehensive income (loss)	(4,257)

Comprehensive income	$36,246

Net transactions with NSI		(95,750)	—	—	—	—	—	(95,750)

Balance, August 31, 2001		400,296	—	—	—	(16,998)	—	383,298
Allocation of NSI Investment		(400,296)	413	400,560	—	—	(677)	—
Comprehensive income:
Net income	$52,024		—	—	52,024	—	—	52,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(267)	—	—	—	—	(267)	—	(267)
Minimum pension liability adjustment (net of tax of $3,507)	(5,970)	—	—	—	—	(5,970)	—	(5,970)

Other comprehensive income (loss)	(6,237)

Comprehensive income	$45,787

Amortization and forfeitures of restricted stock grants			—	—	—	—	177	177
Employee Stock Purchase Plan issuances (1)			1	829	—	—	—	830
Cash Dividends of $0.45 per share paid on common stock			—	—	(18,606)	—	—	(18,606)
Net transactions with NSI		—	—	2,000	(11,534)	—	—	(9,534)

Balance, August 31, 2002		—	414	403,389	21,884	(23,235)	(500)	401,952
Comprehensive income:
Net income	$47,782		—	—	47,782	—	—	47,782
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,757		—	—	—	2,757	—	2,757
Reclassification adjustment for translation loss included in net income	185		—	—	—	185	—	185
Minimum pension liability adjustment (net of tax of $13,197)	(22,472)		—	—	—	(22,472)	—	(22,472)

Other comprehensive income (loss)	(19,530)

Comprehensive income	$28,252

Amortization, issuance, and forfeitures of restricted stock grants (2)			1	2,259	—	—	(1,234)	1,026
Employee Stock Purchase Plan issuances (3)			2	1,664	—	—	—	1,666
Stock issued in connection with long-term incentive plan (4)			—	181	—	—	—	181
Cash dividends of $0.60 per share paid on common stock			—	—	(24,911)	—	—	(24,911)
Stock options exercised (5)		—	—	128	—	—	—	128

Balance, August 31, 2003		$—	$417	$407,621	$44,755	$(42,765)	$(1,734)	$408,294

(1)	67,332 shares.
(2)	120,191 shares.
(3)	144,280 shares.
(4)	22,923 shares.
(5)	8,448 shares

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

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The Consolidated Financial Statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“ABL”) and Acuity Specialty Products Group, Inc. (“ASP”). For periods prior to December 1, 2001, these financial statements were derived from the historical financial statements of NSI. Acuity Brands was allocated certain corporate assets, liabilities, and expenses of NSI during the periods prior to December 1, 2001 based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing such factors as total revenue, employee headcount, and other relevant factors. The Company believes these allocations were made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company.

In conjunction with the Spin-off, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a tax disaffiliation agreement, and a transition services agreement. See Note 6 of Notes to Consolidated Financial Statements for a discussion of the Company’s contractual relationship with NSI.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Revenue Recognition and Product Warranty

Acuity Brands records revenue as products are shipped and title passes. A provision for estimated returns, allowances, and warranty costs is recorded when products are shipped based on historical experience.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, which include estimates of NSI costs

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

allocated to Acuity Brands, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. Acuity Brands considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. As of August 31, 2003, receivables from The Home Depot were approximately $40.2 million. No other single customer accounted for more than ten percent of consolidated receivables at August 31, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consist of the following:

	August 31,
	2003	2002
Raw materials and supplies	$74,091	$97,036
Work in progress	22,201	19,884
Finished goods	104,932	108,659

	201,224	225,579
Less: reserves	(12,425)	(8,637)

	$188,799	$216,942

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001 and established a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also required that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair-value-based approach. The Company adopted SFAS No. 142 effective September 1, 2001 resulting in a decrease in amortization expense of approximately $12.1 million during the year ended August 31, 2002 when compared to the year ended August 31, 2001.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2003		August 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,782)	$13,030	$(1,347)
Distribution network	53,000	(7,216)	53,000	(5,448)
Other	17,080	(9,283)	17,076	(8,295)

Total	$83,110	$(18,281)	$83,106	$(15,090)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology and restrictive covenant agreements, which are amortized over their estimated useful lives of 12 years and 3 years, respectively. The Company recorded amortization expense of $3.2 million and $4.3 million related to intangible assets with definite lives during fiscal 2003 and fiscal 2002, respectively. Projected amortization expense is approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill during the period are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2002	$314,103	$30,115	$344,218
Sale of business	—	(230)	(230)
Currency translation adjustments	1,093	595	1,688

Balance as of August 31, 2003	$315,196	$30,480	$345,676

ABL and ASP each test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis, as required by SFAS No. 142, using a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment during fiscal 2003 or 2002.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

	Year ended August 31,
	2003	2002	2001
Reported net income	$47,782	$52,024	$40,503
Add back: Goodwill amortization	—	—	9,891
Add back: Trade name amortization	—	—	990

Adjusted net income	$47,782	$52,024	$51,384

Basic earnings per share*:
Reported net income	$1.15	$1.26	$0.99
Add back: Goodwill amortization	—	—	0.24
Add back: Trade name amortization	—	—	0.03

Adjusted net income	$1.15	$1.26	$1.26

*	Earnings per share for the years ended August 31, 2002 and 2001 are pro forma. See Note 5 for additional information.

The Company is required to test its goodwill and intangibles with indefinite useful lives for impairment on a periodic basis, which could have an adverse effect on the Company’s Consolidated Financial Statements if these assets are deemed impaired.

Other Long-Term Assets

Other long-term assets consisted of the following:

	August 31,
	2003	2002
Long term investments (1)	$25,805	$28,677
Prepaid pension costs	—	12,693
Intangible pension asset	1,654	1,580
Note receivable, net	1,052	2,165
Debt issue costs	2,038	2,385
Miscellaneous	1,041	1,530

	$31,590	$49,030

(1)	Long term investments - The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	August 31,
	2003	2002
Accrued pension liability	$40,245	$15,622
Postretirement benefits other than pensions (1)	54,602	56,380
Director stock unit plan	1,605	970
Postemployment benefit obligation (2)	430	497
Miscellaneous	807	1,099

	$97,689	$74,568

(1)	Postretirement benefits other than pensions - The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of three percent of an eligible employee’s compensation. Deferred compensation associated with these plans, together with the Company’s contributions and accumulated earnings, is generally distributable in cash pursuant to the terms of the plans, either after specified periods of time or after retirement. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations.
(2)	Postemployment benefit obligation - SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

Earnings per Share

Earnings per share data for periods prior to fiscal 2003 has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI, or businesses thereof, during a portion of or for all of the periods presented and were recapitalized as part of the Distribution.

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

Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires shipping and handling fees billed to customers to be classified as

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are generally recorded in Cost of products sold. Other shipping and handling costs are included in Selling, distribution, and administrative expenses and totaled $120.4 million, $114.1 million, and $114.6 million in fiscal 2003, 2002, and 2001, respectively.

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

Acuity Brands has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment to FASB Statement No. 123. The Company expects to begin using the fair value approach to account for stock-based compensation, in accordance with the prospective method as prescribed by SFAS No. 148, beginning in the first quarter of fiscal 2004. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during fiscal 2003 and fiscal 2002, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Year Ended August 31,
	2003	2002 (1)
Net income, as reported	$47,782	$52,024
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	287	201
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	2,326	2,541

Pro forma net income	$45,169	$49,282

Earnings per share:
Basic earnings per share – as reported	$1.15	$1.26

Basic earnings per share – pro forma	$1.09	$1.19

Diluted earnings per share – as reported	$1.15	n/a

Diluted earnings per share – pro forma	$1.08	n/a

(1)	Weighted average shares outstanding for the year ended August 31, 2002 has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented.

The above pro-forma calculations only include the effects of options granted subsequent to the Distribution. Accordingly, the pro forma effect of applying SFAS No. 123 may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal year:

	2003	2002
Dividend yield	4.4%	4.3%
Expected volatility	43.8%	34.0%
Risk-free interest rate	3.0%	5.2%
Expected life of options	8 years	10 years

See Note 5 of Notes to Consolidated Financial Statements for more information.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses amounted to $27.4 million, $22.0 million, and $15.6 million during fiscal years 2003, 2002, and 2001, respectively.

Advertising

Advertising costs are expensed as incurred and were $16.3 million, $18.1 million, and $13.8 million during fiscal years 2003, 2002, and 2001, respectively.

Foreign Currency Translation

The functional currency for the foreign operations of Acuity Brands is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) Items in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Gains or losses resulting from foreign currency transactions are included in Miscellaneous (income) expense, net in the Consolidated Statements of Income and were insignificant in fiscal years 2003, 2002, and 2001.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2003	2002	2001
Interest expense	$37,804	$41,196	$49,421
Interest income	(421)	(506)	(624)

Interest expense, net	$37,383	$40,690	$48,797

Miscellaneous (Income) Expense, Net

Miscellaneous (income) expense, net, is comprised primarily of gains or losses resulting from the sale of assets and gains or losses on foreign currency transactions. Additionally, during 2001, Miscellaneous (income) expense, net, includes a charge of approximately $3.1 million related to the early termination of a purchase contract.

Accounting Standards Adopted in Fiscal 2003

In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of a long-lived asset, except for certain obligations of lessees. A legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Acuity Brands adopted this statement effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under SFAS No. 144, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Acuity Brands adopted this statement effective September 1, 2002. Adoption of this statement did not have a significant effect on the Company’s consolidated results of operations or financial position.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guaranty. This interpretation also supersedes and incorporates the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45, including those related to product warranties, are effective for financial statements for interim or annual periods ending after December 15, 2002. Acuity Brands adopted FIN No. 45 effective December 1, 2002. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position. See Note 6 of Notes to Consolidated Financial Statements for further information.

Accounting Standards Yet to Be Adopted

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The alternative methods include the prospective method, the modified prospective method, and the retroactive restatement method. The prospective method requires application of the recognition provisions of SFAS No. 123 for awards granted after the beginning of the fiscal year in which the adoption is made. Acuity Brands expects to adopt the prospective method for transitioning to the fair value method of accounting for stock-based employee compensation as prescribed by SFAS No. 123 during the first quarter of fiscal 2004. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, regardless of the method used to account for stock-based employee compensation. The annual disclosure requirements of SFAS No. 148 are effective for all fiscal years ending after December 15, 2002. See Note 5 of Notes to Consolidated Financial Statements for further information. The Company expects to incur incremental expense of approximately $7.2 million related to its stock-based plans in fiscal 2004, including approximately $4.3 million in connection with the adoption of SFAS No. 123 on a prospective basis.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

applied during the first interim or annual period beginning after December 15, 2003. Acuity Brands will adopt FIN No. 46 effective in fiscal 2004. Adoption of this interpretation is not expected to have a significant effect on the Company’s consolidated results of operations or financial position.

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

The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2003 and 2002:

	Domestic Plans August 31,		International Plans August 31,
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$76,041	$71,726	$18,623	$15,496
Service cost	2,729	2,778	928	659
Interest cost	5,532	5,383	1,196	1,151
Plan amendments	(506)	46	—	—
Curtailment	—	—	—	(952)
Actuarial loss	19,412	454	905	2,518
Benefits paid	(4,220)	(4,346)	(270)	(1,565)
Other	(444)	—	291	1,316

Benefit obligation at end of year	$98,544	$76,041	$21,673	$18,623

Change in Plan Assets:
Fair value of plan assets at beginning of year	$67,447	$69,248	$11,715	$14,241
Actual return on plan assets	(88)	(1,200)	(358)	(2,678)
Employer contributions	1,591	3,745	629	1,083
Employee contributions	—	—	286	226
Benefits paid	(4,220)	(4,346)	(259)	(1,565)
Other	—	—	201	408

Fair value of plan assets at end of year	$64,730	$67,447	$12,214	$11,715

Funded Status:
Funded status	$(33,814)	$(8,594)	$(9,459)	$(6,908)
Unrecognized actuarial loss	41,107	16,555	11,584	9,213
Unrecognized transition asset	(370)	(503)	—	—
Unrecognized prior service cost	1,295	2,153	—	—

Net amount recognized at end of year	$8,218	$9,611	$2,125	$2,305

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$—	$12,693	$—	$—
Accrued benefit liability	(33,503)	(11,161)	(6,742)	(4,461)
Intangible asset	1,654	1,580	—	—
Accumulated other comprehensive loss	40,067	6,499	8,867	6,766

Net amount recognized at end of year	$8,218	$9,611	$2,125	$2,305

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $98.5 million, $98.2 million, and $64.7 million, respectively, as of August 31, 2003, and $33.0 million, $32.7 million, and $22.4 million, respectively, as of August 31, 2002. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $21.7 million, $19.1 million, and $12.2 million, respectively, as of August 31, 2003, and $18.6 million, $16.1 million, and $11.7 million, respectively, as of August 31, 2002.

Components of net periodic pension cost for the fiscal years ended August 31, 2003, 2002, and 2001 included the following:

	Domestic Plans			International Plans
	2003	2002	2001	2003	2002	2001
Service cost	$2,729	$2,778	$1,933	$928	$659	620
Interest cost	5,532	5,383	5,156	1,196	1,151	1,114
Expected return on plan assets	(6,261)	(6,390)	(6,745)	(964)	(1,210)	(1,293)
Amortization of prior service cost	385	434	418	—	—	—
Amortization of transitional asset	(133)	(126)	(140)	—	—	—
Recognized actuarial loss (gain)	764	207	(16)	(257)	(2)	(2)

Net periodic pension cost	$3,016	$2,286	$606	$903	$598	$439

Weighted average assumptions in fiscal years 2003, 2002, and 2001 included the following:

	Domestic Plans			International Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.0%	7.5%	7.8%	5.5%	6.0%	7.4%
Expected return on plan assets	9.5%	9.5%	9.5%	7.0%	8.0%	8.5%
Rate of compensation increase	5.1%	5.1%	5.1%	4.3%	4.3%	4.9%

It is Acuity Brands’ policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net domestic periodic pension cost, the Company’s primary pension obligations, of approximately $1.4 million. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. As a result of this study during 2003, the expected return on plan assets for the Company’s domestic plans will decrease by 100 basis points to 8.5 percent in 2004. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net domestic periodic pension cost of $0.6 million. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Acuity Brands’ pension plan asset allocation at August 31, 2003 and 2002 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2003	2002	2003	2002
Equity securities	59.0%	50.0%	79.6%	78.8%
Debt securities	33.0%	40.0%	13.5%	15.2%
Real estate	5.0%	5.0%	3.3%	3.2%
Other	3.0%	5.0%	3.6%	2.8%

Total	100.0%	100.0%	100.0%	100.0%

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $5.5 million in 2003, $5.0 million in 2002, and $4.3 million in 2001. Effective February 2002, participants in all of the Company’s defined contribution plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2003, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $9.6 million, which represented approximately three percent of the total fair market value of the assets in the Company’s defined contribution plans.

Note 4: Long-Term Debt and Lines of Credit

Long-term debt at August 31, 2003 and 2002, consisted of the following:

	2003	2002
3-Year Revolving Credit Facility	$—	$40,000
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $226 in 2003 and $268 in 2002	159,774	159,732
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $170 in 2003 and $195 in 2002	199,830	199,805
Other notes, payable in installments to 2021	33,204	11,839

	392,808	411,376
Less — Amounts payable within one year included in current liabilities	1,339	746

	$391,469	$410,630

Future annual principal payments of long-term debt are as follows:

Fiscal Year	Amount
2004	$1,339
2005	1,528
2006	18,460
2007	485
2008	242
Thereafter	370,754

$392,808

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

In May 2001, NSI entered into a three-year agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products businesses. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $265.9 million at August 31, 2003. Borrowings at August 31, 2003 and 2002 under the Receivables Facility totaled $48.0 million and $129.2 million, respectively. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate, including the commitment and usage fee was approximately 1.95 percent and 2.18 percent at August 31, 2003 and 2002, respectively.

During fiscal 2002, the Company entered into financing agreements (“Revolving Credit Facility”) with a group of domestic and international banks that had two components allowing for borrowings of up to $210.0 million. The first component was a $105.0 million, 364-day committed credit facility that was scheduled to mature in April 2003. The second component was a three-year credit facility that allowed for borrowings up to $105.0 million and was scheduled to mature in April 2005. The Revolving Credit Facility contained financial covenants including a maximum leverage ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), subject to certain adjustments, and a minimum interest coverage ratio.

In April 2003, the Company modified certain terms and conditions of its Revolving Credit Facility primarily to extend the 364-day component of the credit facility and to incorporate changes to the Maximum Leverage Ratio, the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation expense, and amortization expense) as such terms are defined in the Revolving Credit Facility. The Maximum Leverage Ratio, currently at 3.50, decreases to 3.25 at November 30, 2003, and then to 3.00 at May 31, 2004. The Leverage Ratio is computed at the end of each fiscal quarter. In addition, maximum available borrowings under the 364-day component of the Revolving Credit Facility, which now matures in April 2004, decreased to $92.5 million from $105.0 million. No changes were made to the maximum available borrowings or the maturity date of the three-year component of the credit facility. At August 31, 2003, the Company was in compliance with all financial covenants in the Revolving Credit Facility. At August 31, 2003, the Company had $5.0 million in outstanding borrowings under the Revolving Credit Facility and had additional borrowing capacity of $112.8 million under the Revolving Credit Facility under the most restrictive covenant in effect at that time.

The Company’s Receivable Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility may be denied. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

In October 2002, Acuity Brands entered into a new loan agreement (“Term Loan”), secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the Revolving Credit Facility and to provide the Company additional liquidity. In April 2003, the financial covenants included in the Term Loan were modified to be consistent with the new financial covenants contained in the Revolving Credit Facility noted above. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. Outstanding borrowings under the Term Loan were $19.5 million at August 31, 2003. The interest rate was approximately 2.6 percent at August 31, 2003.

During fiscal 2003, the Company replaced approximately $2.5 million of borrowings outstanding on an uncommitted revolving foreign credit line with a five-year note. The note is denominated in Euros and bears

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

interest at a variable rate, 3.2 percent at August 31, 2003. Principal payments are made in equal semi-annual installments. In addition, Acuity Brands also had uncommitted foreign bank lines of credit totaling $2.0 million at August 31, 2003. There were no outstanding borrowings under the foreign bank lines at August 31, 2003.

At August 31, 2003, the Company had outstanding letters of credit totaling $30.1 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for both Acuity Brands and NSI and for providing credit support for the Company’s industrial revenue bonds. A total of $18.4 million of the letters of credit were issued under the three-year component of the Revolving Credit Facility thereby reducing the total availability under the line by such amount.

In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. Because the $160.0 million and the $200.0 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on a comparison of notes of similar size, ratings, and tenor, the fair values of the $160.0 million and $200.0 million notes are believed to approximate $163.4 million and $228.5 million, respectively. Excluding the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities.

Note 5: Common Stock and Related Matters

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

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2003 and 2002.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the Distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity Brands stock did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share are not presented for the years ended August 31, 2002 and 2001.

The following table calculates basic earnings per common share and diluted earnings per common share for the year ended August 31, 2003 and pro forma basic earnings per common share for the years ended August 31, 2002 and 2001:

	Years Ended August 31,
	2003	2002	2001
		PRO FORMA	PRO FORMA
Basic earnings per share:
Net income	$47,782	$52,024	$40,503
Basic weighted average number of shares outstanding	41,459	41,286	41,068

Basic earnings per share	$1.15	$1.26	$0.99

Diluted earnings per share:
Net income	$47,782

Basic weighted average number of shares outstanding	41,459
Add – Shares of common stock issuable upon assumed exercise of diluted options	134
Add – Unvested restricted stock	128

Diluted weighted average number of shares outstanding	41,721

Diluted earnings per share	$1.15

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are granted in 25 percent increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the board of directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Two-thirds of the value of the restricted shares at the vesting date is paid to the participants in unrestricted shares of the Company and the remainder is paid in cash. Participants may elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. In the event payments are deferred into the deferred compensation plan, the value of the restricted shares would be converted to share units that ultimately would be paid in cash. As of August 31, 2003, approximately 120,000 shares had been issued under this plan. Compensation expense recognized related to this plan was $1.6 million in fiscal 2003.

In October 2000, the Company reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. Under this award, restricted shares are granted in 20 percent increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution. As of August 31, 2003, approximately 50,000 shares had been issued under this plan. Compensation expense recognized related to this plan was $0.3 million, $0.2 million, and $0.2 million in fiscal 2003, 2002, and 2001, respectively.

In November 2001, the Acuity Brands adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan, under which 300,000 shares are authorized for issuance. The stock options granted under this plan become exercisable one year from the date of grant. As of August 31, approximately 60,000 shares had been issued under this plan.

Under all stock option plans, the options generally expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. Shares available for grant under all plans were approximately 710,000 and 1,060,000 at August 31, 2003 and 2002, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2002 and 2003 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2001	—	—	—	—

NSI options converted at the Spin-off	4,278,325	$22.97
Granted	3,004,051	$13.84
Exercised	(1,053)	$16.50
Cancelled	(200,025)	$16.38

Outstanding at August 31, 2002	7,081,298	$19.15	2,712,343	$25.25

Granted	132,500	$14.26
Exercised	(8,448)	$13.80
Cancelled	(265,211)	$20.68

Outstanding at August 31, 2003	6,940,139	$19.08	4,179,243	$21.78

Range of option exercise prices:
$10.00 - $15.00 (average life – 8.3 years)	2,962,575	$13.82	1,072,619	$13.83
$15.01 - $20.00 (average life – 7.2 years)	1,723,954	$16.60	977,925	$16.64
$20.01 - $25.00 (average life – 5.3 years)	958,566	$23.37	839,217	$23.33
$25.01 - $30.00 (average life – 3.7 years)	809,585	$28.61	804,023	$28.61
$30.01 - $40.00 (average life – 3.7 years)	485,459	$35.67	485,459	$35.67

Employee Stock Purchase Plan

In November 2001, Acuity Brands adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the Company’s common stock at a 15 percent discount. Shares are purchased quarterly at 85 percent of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,290,000 shares remain available for purchase under the plan. Employees may participate at their discretion.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2003, are as follows: 2004 — $17.0 million; 2005 — $14.4 million; 2006 — $9.9 million; 2007 — $7.5 million; 2008 — $5.9 million; after 2008 — $34.8 million.

Total rent expense was $23.4 million in 2003, $17.8 million in 2002, and $12.3 million in 2001.

Collective Bargaining Agreements

Approximately 34 percent of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 24 percent of the Company’s work force will expire within one year.

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and is in the process of completing the collection of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has tentatively settled the matter with the City of Atlanta. For the fourth quarter of fiscal 2003, the Company recorded an aggregate charge of approximately $2.7 million to cover various costs including off-site disposal, the estimated costs of resolution of these proceedings with the City of Atlanta and the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company in these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could cause the Company to record additional charges in future periods.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

To satisfy its obligations under the distribution agreement with respect to the lighting equipment and specialty products segments, Acuity Brands provides letters of credit on behalf of NSI for collateral requirements under NSI’s casualty programs for incurred and projected losses resulting from those segments prior to the Distribution which are covered by NSI casualty programs. This collateral is $2.4 million for fiscal year 2004, down from $5.2 million for fiscal year 2003.

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

Under this provision, at August 31, 2003, Acuity Brands had approximately $7.8 million of outstanding standby letters of credit that were issued for the benefit of NSI. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands currently believes it is unlikely that these letters of credit will be drawn upon.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

The changes in product warranty reserve during the years ended August 31, 2003, 2002, and 2001 are summarized as follows:

	2003	2002	2001
Balance, beginning of year	$6,879	$1,823	$1,164
Warranty expense during the year	1,809	3,003	1,806
Payments made during the year	(4,399)	(4,156)	(1,147)
Warranty liability recorded in an acquisition	—	6,209	—

Balance, end of year	$4,289	$6,879	$1,823

Risks Relating to the Distribution

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The following risks associated with Acuity Brands relate principally to the Distribution. If any of these risks develops into an actual event, the business, financial condition or results of operations of Acuity Brands could be materially adversely affected.

Creditors of NSI May Challenge the Distribution as a Fraudulent Conveyance

On November 7, 2001, the NSI board of directors made a determination, based on information provided by management and financial experts, that the Distribution was permissible under applicable dividend and solvency laws. There is no certainty, however, that a court would find the decision of the NSI board to be binding on creditors of NSI and Acuity Brands or that a court would reach the same conclusions as the NSI board in determining whether NSI or Acuity Brands was insolvent at the time of, or after giving effect to, the Distribution. If a court in a lawsuit by an unpaid creditor or representative of creditors, such as a trustee in bankruptcy, were to find that at the time NSI effected the Distribution, NSI or Acuity Brands (1) was insolvent; (2) was rendered insolvent by reason of the Distribution; (3) was engaged in a business or transaction for which their respective remaining assets constituted unreasonably small capital; or (4) intended to incur, or believed it would incur, debts beyond its ability to pay as such debts matured, such court may be asked to void the Distribution (in whole or in part) as a fraudulent conveyance and require that the stockholders return the Acuity Brands shares (in whole or in part) to NSI or require Acuity Brands to fund certain liabilities for the benefit of creditors. The measure of

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

insolvency for purposes of the foregoing would vary depending upon the jurisdiction whose law is being applied. Generally, however, NSI or Acuity Brands would be considered insolvent if the fair value of their respective assets was less than the amount of their respective liabilities or if they incurred debt beyond their ability to repay such debt as it matures.

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

Failure to Qualify as a Tax-Free Transaction Could Result in Substantial Liability

NSI and Acuity Brands intend for the Distribution to be tax-free for U.S. Federal income tax purposes, and management of Acuity Brands believes the Distribution was tax-free for U.S. Federal income tax purposes. The Distribution was conditioned upon the receipt by each of NSI and Acuity Brands of opinions from each of King & Spalding, counsel to NSI and Acuity Brands, and Ernst & Young LLP, special tax advisor to NSI and Acuity Brands, that for U.S. Federal income tax purposes the receipt of Acuity Brands shares by NSI stockholders was tax-free. Neither NSI nor Acuity Brands requested an advance ruling from the Internal Revenue Service as to the tax consequences of the Distribution. The opinions of King & Spalding and Ernst & Young LLP are subject to certain assumptions and the accuracy and completeness of certain factual representations and statements made by NSI and Acuity Brands and certain other data, documentation and other materials that each of King & Spalding and Ernst & Young LLP deemed necessary for purposes of their respective opinions. If these assumptions and factual representations were incorrect or incomplete in a material respect, the conclusions set forth in the opinions may not be correct. These opinions represent the views of King & Spalding and Ernst & Young LLP as to the interpretation of existing tax law and accordingly, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinions.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

Note 7: Acquisition and Dispositions

In October 2001, Acuity Brands acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation. The allocation of purchase price resulted in goodwill of approximately $9.3 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names, as the Company believes the useful lives are indefinite. The Company believes that the acquisition provides the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and adds breadth to the current utility offerings in high-end decorative street and area lighting. The allocation of the purchase price was as follows:

Current assets	$11,601
Property, plant, and equipment	8,493
Intangibles	2,451
Goodwill	9,263
Liabilities	(7,043)

$24,765

During fiscal 2001, as part of an initiative to refocus the overseas operations of the specialty products segment, Acuity Brands sold its Australian subsidiary resulting in a pre-tax loss of $5.6 million. In addition, Acuity Brands sold its French operations, as well as certain trademarks and formulas for a pre-tax loss of $9.0 million. The combined pre-tax loss of $14.6 million is included in Loss on sale of businesses in the Consolidated Statements of Income.

Note 8: Restructuring Expense and Other Charges

During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million in income was recorded and is included in Restructuring and other charges in the Consolidated Statements of Income.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

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

Note 9: Income Taxes

Prior to the Distribution, Acuity Brands was included in the consolidated federal income tax return of NSI. The Company’s provision for income taxes in the accompanying Consolidated Statements of Income, prior to the Distribution, reflects Federal, state, and foreign income taxes calculated using the separate return basis. Acuity Brands accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2003	2002	2001
Provision for current federal taxes	$16,168	$23,509	$29,171
Provision for current state taxes	1,097	2,225	1,744
Provision for current foreign taxes	6,623	4,189	5,058
Provision for deferred taxes	2,911	889	(7,324)

Total provision for income taxes	$26,799	$30,812	$28,649

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2003	2002	2001
Federal income tax computed at statutory rate	$26,103	$28,993	$24,203
State income tax, net of federal income tax Benefit	891	1,657	1,342
Foreign and other, net	(195)	162	3,104

Total provision for income taxes	$26,799	$30,812	$28,649

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of the net deferred income tax asset at August 31, 2003 and 2002 include:

	August 31,
	2003	2002
Deferred Income Tax Liabilities:
Depreciation	$2,054	$1,745
Intangibles	52,041	47,900
Other liabilities	183	718

Total deferred income tax liabilities	54,278	50,363

Deferred Income Tax Assets:
Self-insurance	(8,953)	(9,991)
Pension	(15,112)	(4,060)
Deferred compensation	(23,578)	(25,245)
Bonuses	(969)	—
Foreign tax losses	(605)	(959)
Other accruals not yet deductible	(11,898)	(10,025)
Other assets	(1,020)	(850)

Total deferred income tax assets	(62,135)	(51,130)

Net deferred income tax asset	$(7,857)	$(767)

At August 31, 2003, Acuity Brands had foreign net operating loss carryforwards of $1.8 million that can be carried forward indefinitely.

Note 10: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share	Pro Forma Basic Earnings Per Share*	Diluted Earnings Per Share
2003
1st Quarter	$505,226	$206,960	$16,390	$10,490	$0.25	n/a	$0.25
2nd Quarter	489,387	195,333	12,002	7,681	0.19	n/a	0.19
3rd Quarter	521,041	218,624	23,941	15,322	0.37	n/a	0.37
4th Quarter	533,654	230,604	22,248	14,289	0.34	n/a	0.34

2002
1st Quarter	$481,691	$196,510	$18,600	$11,534	n/a	$0.28	n/a
2nd Quarter	468,245	189,982	17,033	10,558	$0.26	n/a	$0.26
3rd Quarter	507,576	208,392	23,506	14,571	0.35	n/a	0.35
4th Quarter	515,284	208,630	23,697	15,361	0.37	n/a	0.37

*	Earnings per share for the periods prior to second quarter fiscal 2002 are pro forma. See Note 5 for additional information.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 11: Business Segment Information

	Net Sales	Operating Profit (Loss)	Total Assets	Depreciation Expense	Amortization Expense	Capital Expenditures and Acquisitions
2003
ABL	$1,538,751	$96,825	$1,033,532	$33,664	$3,158	$20,063
ASP	510,557	31,313	215,116	8,356	32	8,024
Corporate	—	(17,862)	39,571	829	—	67

	$2,049,308	$110,276	$1,288,219	$42,849	$3,190	$28,154

2002
ABL	$1,474,882	$89,553	$1,100,175	$36,323	$4,196	$47,342
ASP	497,914	44,931	220,165	8,047	120	10,456
Corporate	—	(14,357)	37,614	808	—	449

	$1,972,796	$120,127	$1,357,954	$45,178	$4,316	$58,247

2001
ABL	$1,468,558	$118,829	$1,082,676	$36,197	$14,861	$37,389
ASP	514,142	41,337	211,579	8,131	3,104	8,912
Corporate	—	(20,577)	36,320	618	—	1,310

	$1,982,700	$139,589	$1,330,575	$44,946	$17,965	$47,611

The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table:

	2003	2002	2001
Net Sales (1)
Domestic (3)	$1,779,569	$1,749,387	$1,749,498
International	269,739	223,409	233,202

	$2,049,308	$1,972,796	$1,982,700

Operating profit
Domestic (3)	$94,325	$114,877	$130,044
International	15,951	5,250	9,545

	$110,276	$120,127	$139,589

Long-lived assets (2)
Domestic (3)	$663,355	$696,447	$730,590
International	66,312	70,510	40,869

	$729,667	$766,957	$771,459

(1)	Net Sales are attributed to each country based on the selling location.
(2)	Long-lived assets include net property, plant, and equipment, goodwill and intangibles, and other long-term assets.
(3)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.

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

Item 9a. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2003. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. In addition, consistent with past practices, the Company has continued to enhance its disclosure controls and procedures during fiscal 2003 including formalizing certain policies and procedures, primarily those involving analyzing and reporting the financial results of its businesses. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the fourth quarter of fiscal 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Three-Year Term Expiring at the 2006 Annual Meeting and Directors with Terms Expiring at the 2004 and 2005 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management – Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Other Information Concerning the Board and its Committees, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option Grants in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Option Values, Employment Contracts, Severance Arrangements, and Other Agreements, and Pension and Supplemental Retirement Benefits of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Corporation’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Auditors of the Company’s proxy statement for the annual meeting of stockholders to be held December 18, 2003, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

(1)	Report of Management

Report of Independent Auditors (Ernst & Young LLP)

Report of Independent Public Accountants (Arthur Andersen LLP)

Consolidated Balance Sheets –as of August 31, 2003 and 2002

Consolidated Statements of Income for the years ended August 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002, and 2001

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

(b) The Company filed Current Reports on Form 8-K on June 25, 2003 related to the Company’s third quarter 2003 earnings release, on August 25, 2003 related to the appointment of Jay M. Davis to the Company’s Board of Directors, and on August 29, 2003 related to the settlement of the patent infringement suit brought against it by Genlyte Thomas Group, LLC.

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Distribution by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

	(d) First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc., L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(g) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(4)	Employee Benefits Agreement, by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(5)	Put Option Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.24 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6)	Lease Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.9 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(7)

364-Day Revolving Credit Agreement, dated as of October 3, 2001, among L&C Spinco, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank One, NA, as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and SunTrust Bank as Documentation Agent.

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

(12)	Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10 (i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12 2002, which is incorporated by reference.

(13)	Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10 (i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

(14)

Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent.

Reference is made to Exhibit 10 (i)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(15)	Amendment No. 1 to 3-Year Revolving Credit Agreement.	Reference is made to Exhibit 10 (i)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(16)	First Modification to Deed to Secure Debt and Security Agreement.	Reference is made to Exhibit 10 (i)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(17)	Letter Agreement amending Agreement and Plan of Distribution.	Reference is made to Exhibit 10 (i)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(18)	Agreement and Consent Relating to Tax Disaffiliation Agreement.	Reference is made to Exhibit 10 (i)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(19)

Credit and Security Agreement dated as of September 2, 2003 among Acuity Enterprise, Inc. and Acuity Unlimited Inc., as Borrowers, Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., as Servicers, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, National Association, as Agent.

Filed with the Securities and Exchange Commission as part of this Form 10-K.

(20)	Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Specialty Products Group, Inc., as Seller, and Acuity Enterprise, Inc., as Buyer.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

(21)

Amended and Restated Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Lighting Group, Inc., successor to National Service Industries, Inc., as Seller, and Acuity Unlimited, Inc., formerly know as L&C Funding, Inc., as Buyer.

Filed with the Securities and Exchange Commission as part of this Form 10-K.

(22)	Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Unlimited, Inc..	Filed with the Securities and Exchange Commission as part of this Form 10-K.

	(23)	Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Enterprise, Inc..	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1)	Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(3)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(4)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. with the Commission on July 3, 2001, which is incorporated herein by reference.

	(5)	Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(8)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(9)	Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(10)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(11)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(12)	Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.20 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(14)	Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and James S. Balloun.	Reference is made to Exhibit 10.22(a)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15)	Employment Letter Agreement between National Service Industries, Inc. and James S. Balloun, dated February 1, 1996.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended November 30, 1997, which is incorporated herein by reference.

(16)	Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(17)	Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr., dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended May 31, 2000, which is incorporated herein by reference.

(18)	Assumption Letter of Acuity Brands, Inc., with respect to Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle.	Reference is made to Exhibit 10.22(c) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(19)	Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle, dated March 28, 2000.	Reference is made to Exhibit 10.22(d) to Amendment No. 3 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 27, 2001, which is incorporated herein by reference.

(20)	Employment Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

(21)	Form of Acuity Brands, Inc. Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(22)	Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(23)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10 (iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(24)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(25)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10 (iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(26)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

	(27)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(28)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10 (iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(29)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10 (iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(30)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10 (iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(31)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10 (iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(32)	Form of Severance Agreement.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 14		Code of Ethics and Business Conduct.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 16		Letter of Arthur Andersen regarding Change in Certifying Accountant.	Reference is made to Exhibit 16 of registrant’s Form 8-K/A as filed with the Commission on May 1, 2002, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Auditors.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by James S. Balloun.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by James S. Balloun.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

	(b)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 31, 2003	By:	/s/ Vernon J. Nagel
Vernon J. Nagel Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James S. Balloun James S. Balloun	Chairman, President, and Chief Executive Officer and Director	October 31, 2003

/s/ Vernon J. Nagel Vernon J. Nagel	Executive Vice President and Chief Financial Officer	October 31, 2003

L. M. Baker, Jr.	Director	October 31, 2003

* Peter C. Browning	Director	October 31, 2003

* John L. Clendenin	Director	October 31, 2003

Jay M. Davis	Director	October 31, 2003

* Earnest W. Deavenport, Jr.	Director	October 31, 2003

* Robert F. McCullough	Director	October 31, 2003

* Julia B. North	Director	October 31, 2003

* Ray M. Robinson	Director	October 31, 2003

* Neil Williams	Director	October 31, 2003

*By: /s/ Kenyon W. Murphy Kenyon W. Murphy	Attorney-in-Fact	October 31, 2003

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2003, 2002, and 2001

(In thousands)

	Balance at Beginning of Year	Additions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts(1)
Year Ended August 31, 2003:
Reserve for doubtful accounts	$8,560	4,399	—	4,325	$8,634

Reserve for estimated warranty costs	$6,879	1,809	—	4,399	$4,289

Reserve for estimated returns and allowances	$4,317	57,166	—	56,180	$5,303

Self-insurance reserve (2)	$21,650	14,165	—	12,407	$23,408

Year Ended August 31, 2002:
Reserve for doubtful accounts	$8,195	5,445	55	5,135	$8,560

Reserve for estimated warranty costs	$1,823	3,003	6,209	4,156	$6,879

Reserve for estimated returns and allowances	$4,079	57,206	—	56,968	$4,317

Self-insurance reserve (2)	$17,938	13,007	—	9,295	$21,650

Reserve for restructuring (3)	$2,130	(853)	—	1,277	$—

Year Ended August 31, 2001:
Reserve for doubtful accounts	$6,570	4,930	—	3,305	$8,195

Reserve for warranty costs	$1,164	1,806	—	1,147	$1,823

Reserve for estimated returns and allowances	$4,006	37,266	—	37,193	$4,079

Self-insurance reserve (2)	$13,621	11,254	—	6,937	$17,938

Reserve for restructuring	$—	2,298	—	168	$2,130

(1)	Recoveries credited to the reserve and reserves recorded in acquisitions.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.
(3)	During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million in income was recorded and is included in Restructuring and other charges in the Consolidated Statements of Income.