Form 10-Q
period 2003-11-30
ACUITY BRANDS INC
filed 2004-01-14
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value – 41,954,110 shares as of January 9, 2004.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	NOVEMBER 30, 2003	AUGUST 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$13,056	$16,053
Receivables, less allowance for doubtful accounts of $9,311 at November 30, 2003 and $8,634 at August 31, 2003	308,926	302,276
Inventories	202,377	188,799
Deferred income taxes	25,413	23,047
Prepayments and other current assets	28,753	28,377

Total Current Assets	578,525	558,552

Property, Plant, and Equipment, at cost:
Land	14,047	14,060
Buildings and leasehold improvements	165,391	164,974
Machinery and equipment	356,205	350,549

Total Property, Plant, and Equipment	535,643	529,583
Less: Accumulated depreciation and amortization	315,341	307,025

Property, Plant, and Equipment, net	220,302	222,558

Other Assets:
Goodwill	347,481	345,676
Other intangibles	129,047	129,843
Other long-term assets	29,827	31,590

Total Other Assets	506,355	507,109

Total Assets	$1,305,182	$1,288,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,398	$1,339
Short-term secured borrowings	57,000	48,000
Revolving credit facility	—	5,000
Accounts payable	153,562	165,656
Accrued salaries, commissions, and bonuses	49,896	49,217
Other accrued liabilities	97,962	90,239

Total Current Liabilities	359,818	359,451

Long-Term Debt, less current maturities	391,356	391,469

Deferred Income Taxes	15,317	15,190

Self-Insurance Reserves, less current portion	16,083	16,126

Other Long-Term Liabilities	100,788	97,689

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 41,786,112 and 41,674,996 shares issued and outstanding at November 30, 2003 and August 31,2003	418	417
Paid-in capital	409,853	407,621
Retained earnings	51,407	44,755
Unearned compensation on restricted stock	(2,152)	(1,734)
Accumulated other comprehensive loss items	(37,706)	(42,765)

Total Stockholders’ Equity	421,820	408,294

Total Liabilities and Stockholders’ Equity	$1,305,182	$1,288,219

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2003	2002
Net Sales	$517,538	$505,226
Cost of Products Sold	302,831	298,266

Gross Profit	214,707	206,960

Selling, Distribution, and Administrative Expenses	186,109	180,678

Operating Profit	28,598	26,282

Other (Income) Expense:
Interest expense, net	8,717	9,774
Miscellaneous (income) expense, net	(302)	118

Total Other Expense	8,415	9,892

Income before Provision for Income Taxes	20,183	16,390

Provision for Income Taxes	7,266	5,900

Net Income	$12,917	$10,490

Earnings Per Share:
Basic Earnings per Share	$0.31	$0.25

Basic Weighted Average Number of Shares Outstanding	41,581	41,391

Diluted Earnings per Share	$0.30	$0.25

Diluted Weighted Average Number of Shares Outstanding	42,594	41,432

Dividends Declared per Share	$0.15	$0.15

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$12,917	$10,490
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11,373	11,766
Gain on the sale of property, plant, and equipment	(102)	(50)
Gain on sale of business	(722)	—
Provision for losses on accounts receivable	1,118	1,206
Other	1,056	47
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	(9,400)	13,579
Inventories	(14,232)	418
Deferred income taxes	(2,239)	1,420
Prepayments and other current assets	(26)	(1,722)
Accounts payable	(12,094)	(12,206)
Other current liabilities	11,625	(14,316)
Other	5,122	3,483

Net Cash Provided by Operating Activities	4,396	14,115

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9,881)	(7,257)
Proceeds from sale of property, plant, and equipment	1,238	375
Proceeds from sale of business	2,200	—

Net Cash Used for Investing Activities	(6,443)	(6,882)

Cash Provided by (Used for) Financing Activities:
Proceeds from notes payable, net	—	20
Repayments on revolving credit facility, net	(5,000)	(40,000)
Proceeds from short-term secured borrowings, net	9,000	20,800
Proceeds from issuance of long-term debt	—	20,000
Repayments of long-term debt	(70)	(84)
Proceeds from issuances of stock	964	439
Dividends	(6,265)	(6,216)

Net Cash Used for Financing Activities	(1,371)	(5,041)

Effect of Exchange Rate Changes on Cash	421	(212)

Net Change in Cash and Cash Equivalents	(2,997)	1,980
Cash and Cash Equivalents at Beginning of Period	16,053	2,694

Cash and Cash Equivalents at End of Period	$13,056	$4,674

Supplemental Cash Flow Information:
Income taxes paid during the period	$7,645	$6,128
Interest paid during the period	$10,759	$11,629

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for various markets throughout the United States, Canada, Mexico, and overseas. The specialty products segment produces and distributes specialty chemical products including cleaners, deodorizers, sanitizers and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Western Europe.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2003 and August 31, 2003, the consolidated results of operations for the three months ended November 30, 2003 and 2002, and the consolidated cash flows for the three months ended November 30, 2003 and 2002. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2003.

The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The alternative methods include the prospective method, the modified prospective method, and the retroactive restatement method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, regardless of the method used to account for stock-based employee compensation. The Company anticipated adopting certain recognition provisions of SFAS No. 148 in the first quarter of fiscal 2004, which would have required stock options to be expensed. In light of recent public communications from the FASB, the Company has elected to delay the recognition of expense related to stock options until the final standard is promulgated. The Company continues to evaluate the impact the adoption of these recognition provisions will have on the Company’s results of operations. See Note 11 of Notes to Consolidated Financial Statements for further information.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	November 30, 2003		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,891)	$13,030	$(1,782)
Distribution network	53,000	(7,658)	53,000	(7,216)
Other	11,857	(4,305)	17,080	(9,283)

Total	$77,887	$(13,854)	$83,110	$(18,281)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consists primarily of patented technology which is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of $0.8 million related to intangible assets with definite lives in the first three months of fiscal 2004 and fiscal 2003. Projected amortization expense is approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill during the current quarter are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2003	$315,196	$30,480	$345,676
Currency translation adjustments	1,395	410	1,805

Balance as of November 30, 2003	$316,591	$30,890	$347,481

ABL and ASP each test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis, as required by SFAS No. 142, using a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment during fiscal 2003. However, if these assets are deemed impaired in the future, it could have an adverse effect on the Company’s Consolidated Financial Statements.

4. BUSINESS SEGMENT INFORMATION

Three Months Ended November 30, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$391,027	$27,911	$8,476	$790	$7,356
ASP	126,511	7,409	1,913	6	2,525
Corporate	—	(6,722)	188	—	—

Total	$517,538	$28,598	$10,577	$796	$9,881

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Three Months Ended November 30, 2002	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$382,658	$26,067	$8,773	$790	$4,921
ASP	122,568	3,671	1,973	13	2,331
Corporate	—	(3,456)	217	—	5

Total	$505,226	$26,282	$10,963	$803	$7,257

	Total Assets
	November 30, 2003	August 31, 2003
ABL	$1,048,639	$1,033,532
ASP	217,372	215,116
Corporate	39,171	39,571

Total	$1,305,182	$1,288,219

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consist of the following:

	November 30, 2003	August 31, 2003
Raw materials and supplies	$75,165	$74,091
Work-in-process	24,903	22,201
Finished goods	114,315	104,932

	214,383	201,224
Less: reserves	(12,006)	(12,425)

Total	$202,377	$188,799

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and all restricted stock awards were vested. The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2003 and 2002:

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

	Three Months Ended November 30,
	2003	2002
Basic earnings per common share:
Net income	$12,917	$10,490
Basic weighted average shares outstanding	41,581	41,391

Basic earnings per common share	$0.31	$0.25

Diluted earnings per common share:
Net income	$12,917	$10,490
Basic weighted average shares outstanding	41,581	41,391
Add – Shares of common stock issuable upon assumed exercise of dilutive stock options	957	15
Add – Unvested restricted stock	56	26

Diluted weighted average shares outstanding	42,594	41,432

Diluted earnings per common share	$0.30	$0.25

7. DERIVATIVE FINANCIAL INSTRUMENTS

During November 2003, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At November 30, 2003, the Company had foreign currency contracts outstanding with an aggregate notional amount of $27.0 million. These contracts mature monthly in $3.0 million increments beginning in December 2003. The fair value of these contracts represented a pre-tax loss of approximately $0.1 million at November 30, 2003.

The Company accounts for these contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The Company’s foreign currency contracts have been designated as foreign currency cash flow hedges and, accordingly, gains or losses resulting from changes in the fair value of these contracts are included in Accumulated Other Comprehensive Loss until the hedged transaction occurs, at which time the related gains or losses are recognized. Amounts included in future earnings related to these contracts may differ from amounts currently recorded in Accumulated Other Comprehensive Loss.

8. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments and unrealized losses on foreign currency contracts. The Company does not provide income taxes on foreign currency translation adjustments, as the Company is considered to be permanently invested in its foreign operations. The calculation of comprehensive income is as follows:

	Three Months Ended November 30,
	2003	2002
Net income	$12,917	$10,490
Unrealized loss on foreign currency contracts, net of tax of $45	(80)	—
Foreign currency translation adjustments	5,140	(1,459)

Comprehensive Income	$17,977	$9,031

Foreign currency translation adjustments for the three months ended November 30, 2003 resulted primarily from the weakening of the U.S. dollar against certain currencies from the beginning of the quarter through November 30, 2003, particularly the Euro and the Canadian Dollar. The unrealized loss on foreign currency contracts for the three months ended November 30, 2003 resulted from a decrease in the fair value of the foreign currency contracts discussed in Note 7 above.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $271.1 million at November 30, 2003. Borrowings at November 30, 2003 under the Receivables Facility totaled $57.0 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate, including the commitment and usage fee was approximately 1.84 percent at November 30, 2003.

The Company also maintains certain financing agreements (“Revolving Credit Facility”) with a group of domestic and international banks that have two components allowing for borrowings of up to $197.5 million. The first component is a $92.5 million, 364-day committed credit facility that is scheduled to mature in April 2004. The second component is a three-year credit facility that allows for borrowings up to $105.0 million and is scheduled to mature in April 2005.

The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter. The Maximum Leverage Ratio, currently at 3.25, decreases to 3.00 at May 31, 2004. At November 30, 2003, the Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility. The Company had additional borrowing capacity of $77.1 million under the Revolving Credit Facility under the most restrictive covenant in effect at November 30, 2003.

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

At November 30, 2003, the Company had outstanding letters of credit totaling $31.5 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for both Acuity Brands and National Services Industries, Inc. (“NSI”) (see Note 10 for further information) and for providing credit support for the Company’s industrial revenue bonds. A total of $19.8 million of the letters of credit were issued under the three-year component of the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Acuity Brands believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. Based on information currently available, the Company believes its liability is immaterial at each of the currently active sites which it does not own where it has been named as a responsible party or a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia, which has included Acuity Brands as a PRP. For property that Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company has conducted an investigation on its property and adjoining properties and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The Company is currently addressing specific requests by EPD that EPD requires to finalize the CSR and CAP under the Georgia Rules for Hazardous Site Response. Until the EPD approves the CSR and CAP, Acuity Brands will not be able to determine whether corrective action will be required and what the costs of such action will be.

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the collection of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of November 30, 2003, the Company had reserved approximately $2.5 million to cover various costs including off-site disposal, the settlement with the City of Atlanta, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could cause the Company to record additional charges in future periods.

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

In connection with the sale of assets and the divestiture of businesses, the Company from time to time agrees to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. These indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity.

Prior to November 30, 2001, Acuity Brands was a wholly owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

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

To satisfy its obligations under the distribution agreement with respect to the lighting equipment and specialty products segments, Acuity Brands provides letters of credit on behalf of NSI for collateral requirements under NSI’s casualty programs for incurred and projected losses resulting from those segments prior to the Distribution which are covered by NSI casualty programs. This collateral is $2.4 million for fiscal year 2004.

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

Under this provision, at November 30, 2003, Acuity Brands had $5.0 million of outstanding standby letters of credit that were issued for the benefit of NSI. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands currently believes it is unlikely that these letters of credit will be drawn upon.

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

The changes in product warranty reserve during the three months ended November 30, 2003 are summarized as follows:

Balance as of August 31, 2003	$4,289
Warranty expense during the period	297
Payments made during the period	(983)

Balance as of November 30, 2003	$3,603

11. STOCK-BASED COMPENSATION

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Three Months Ended November 30,
	2003	2002
Net income, as reported	$12,917	$10,490
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	65	83
Less: Stock-based compensation determined under fair-value-based method for stock option awards, net of tax	610	555

Net income, pro forma	$12,242	$9,852

Earnings per share:
Basic earnings per share – as reported	$0.31	$0.25
Basic earnings per share – pro forma	$0.29	$0.24

Diluted earnings per share – as reported	$0.30	$0.25
Diluted earnings per share – pro forma	$0.29	$0.24

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

Overview

Purpose

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the quarters ended November 30, 2003 and 2002. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, filed with the Securities and Exchange Commission on October 31, 2003 (File No. 001-16583), for additional information regarding the Company.

Company

Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses and product lines with well-known brands that design, produce, and distribute products and provide services to customers in numerous channels, primarily for consumer, commercial, institutional, and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products produced and the customers served: Acuity Lighting Group (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group (“Acuity Specialty Products” or “ASP”). ABL produces a full range of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for markets throughout the United States, Canada, Mexico, and overseas. The Company believes ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 30 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for markets throughout North America and Western Europe. ASP sells, through its salaried and commissioned direct sales force, over 9,000 different products, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,400 employees worldwide.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings, primarily from banks. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to meet its obligations as they become due and maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during fiscal 2004 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividends in 2004 as were paid in 2003, and to make required contributions into the Company’s pension plans. The Company expects to invest between $50 million and $55 million for new plant and equipment during fiscal 2004, as compared to $28 million in fiscal 2003. The increase in capital spending in fiscal 2004 compared to fiscal 2003 is due primarily to expenditures related to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities at ABL and investments to improve manufacturing and waste management capabilities at ASP. The Company expects total indebtedness to increase by up to 10 percent in the first half of 2004 from $445.8 million reported at August 31, 2003, due primarily to the timing of certain expenses and capital spending associated with the consolidation of the manufacturing network at ABL. Overall, the Company expects to reduce total debt by the end of fiscal 2004 to approximately $400 million.

Cash Flow

Acuity Brands generated $4.4 million of cash flow from operations during the first three months of 2004 compared to $14.1 million generated in the prior year period. Cash flow from operations declined $9.7 million due primarily to higher operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable), partially offset by higher earnings and the timing of certain payroll distributions. Operating working capital increased by approximately $32.3 million to $357.7 million at November 30, 2003 from $325.4 million at August 31, 2003. The increase in operating working capital was due primarily to higher inventory and accounts receivable and lower accounts payable at ABL. Inventory increased at ABL to better enable the

Company to meet customer service requirements while consolidating manufacturing facilities and implementing new information systems at certain of ABL’s manufacturing facilities. Higher accounts receivable and lower accounts payable at ABL related primarily to the timing of certain payments from customers and payments to vendors, respectively.

Capital expenditures were $9.9 million in the first three months of 2004, an increase of approximately $2.6 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The increase in capital expenditures was due primarily to higher investment at ABL as the Company continues to consolidate certain manufacturing facilities and enhance its information technology capabilities. The Company used its available cash flow in the first three months of 2004 and 2003 primarily to fund capital expenditures and to pay dividends.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding increased modestly to $449.8 million at November 30, 2003 from $445.8 million at August 31, 2003.

Borrowings under the Company’s primary bank financing agreement (“Revolving Credit Facility”) are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. At November 30, 2003, there were no outstanding borrowings under the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, the Company’s maximum permitted leverage ratio, currently at 3.25, decreases to 3.00 at May 31, 2004. Generally, the financial covenants included in the Company’s other financing agreements are consistent with the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements at November 30, 2003 and had additional borrowing capacity under the Revolving Credit Facility of $77.1 million at November 30, 2003 under the most restrictive covenant in effect at that time.

During fiscal 2004, the Company’s consolidated stockholders’ equity increased $13.5 million to $421.8 million at November 30, 2003. The increase was due primarily to net income earned during the period and fluctuations in foreign exchange rates, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 51.6 percent at November 30, 2003, down from approximately 52.2 percent at August 31, 2003.

Dividends

The Company paid cash dividends on common stock of $6.3 million ($0.15 per share) during the first three months of fiscal 2004. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2004, consistent with fiscal 2003.

Results of Operations

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Consolidated Results

Net sales for the quarter ended November 30, 2003 were $517.5 million compared to $505.2 million reported in the year ago period, an increase of $12.3 million, or 2.4 percent. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to greater shipments to the home improvement and retail channels. Overall, consolidated gross profit margins increased to 41.5 percent of net sales in the first quarter of fiscal 2004, from 41.0 percent reported in the year-ago period, due primarily to improvements in pricing, the mix of products sold, and the impact of initiatives to reduce product cost, partially offset by higher raw materials costs and expenses associated with the consolidation of certain manufacturing facilities at ABL. Consolidated operating expenses increased slightly to 36.0 percent of net sales in the first quarter of fiscal 2004, compared to 35.8 percent of net sales in the same period one year earlier. The increase was due primarily to higher corporate expenses, partially offset by the impact of programs to reduce operating expenses and improve efficiencies. Consolidated operating profit of $28.6 million was $2.3 million higher in the first quarter of fiscal 2004 compared to the year-ago period due primarily to higher sales and gross profit margin, partially offset by the increased operating expenses. Consolidated operating profit margins were 5.5 percent of net sales in the first quarter of fiscal 2004 compared to 5.2 percent reported in the prior year. Net income for the first quarter of fiscal 2004 increased 22.9 percent to $12.9 million from $10.5 million reported in the first quarter of fiscal 2003. The increase in net income resulted primarily from the increase in operating profit noted above, lower interest expense associated with the decrease in outstanding borrowings, and a gain recognized on the sale of a small product line at ASP. Earnings per share in the first quarter of 2004 was $0.30 compared to $0.25 reported in the first quarter of 2003, an increase of 20.0 percent.

Acuity Brands Lighting

Net sales at ABL in the first quarter of fiscal 2004 were $391.0 million compared to $382.7 million reported in the year-ago period, an increase of $8.3 million, or 2.2 percent. The increase was due primarily to greater shipments of products to the home improvement channel. While net sales increased during the first quarter of 2004, incoming orders remained soft, reflecting continued weak economic conditions, particularly in the commercial and industrial construction channel. This, along with process improvement initiatives to reduce order cycle times and shorten lead times to customers, resulted in a modestly lower backlog at November 30, 2003. The backlog at ABL decreased approximately $12.8 million, or 9.4 percent, to $123.3 million at November 30, 2003 from August 31, 2003.

Operating profit at ABL increased $1.8 million to $27.9 million in the first quarter of fiscal 2004 from $26.1 million reported in the prior year. Operating profit margins improved to 7.1 percent of net sales in the first quarter of 2004 from 6.8 percent reported in the same period a year ago. The increase in operating profit and margins was due primarily to favorable product mix, better pricing, and benefits from initiatives to reduce product costs and contain expenses. The improvement in operating profit was partially offset by costs associated with the consolidation of certain manufacturing facilities.

Acuity Specialty Products

Net sales at ASP in the first quarter of fiscal 2004 were $126.5 million compared to $122.6 million reported in the year-ago period, representing an increase of $3.9 million, or 3.2 percent. The increase in net sales was due primarily to greater shipments through the retail channel and to institutional and industrial customers in key domestic and international markets. Operating profit at ASP in the first quarter of fiscal 2004 increased to $7.4 million from $3.7 million reported in the year-ago period. Operating margins advanced to 5.9 percent of net sales from 3.0 percent of net sales a year ago. The improvement in operating profit and margin was due primarily to the higher sales noted above, the impact of recently implemented price increases, lower product costs, and the reduction of costs associated with new product introductions and logistics programs in the prior year.

Corporate

Corporate expenses were $6.7 million in the first quarter of fiscal 2004 compared to $3.5 million in the year-ago period. The increase was primarily due to greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, the 33 percent appreciation in the Company’s stock price during the quarter. Corporate expenses also included expenditures to facilitate compliance with the Sarbanes-Oxley Act.

Other (Income) Expense

Other (income) expense for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net was $8.7 million, a decrease of $1.1 million, or 11.2 percent, from the year-ago period. This decrease was due to a reduction in outstanding debt, partially offset by a higher weighted-average interest rate. During the first quarter of fiscal 2004, miscellaneous income (expense), net, included a pre-tax gain of approximately $0.7 million related to the sale of a small product line at ASP and a pre-tax loss of approximately $0.6 million related to the impairment of certain long-lived assets associated with the consolidation of certain manufacturing facilities at ABL.

Stock Option Expense

The Company anticipated adopting certain provisions of Statement of Financial Accounting Standards No. 148 in the first quarter of fiscal 2004, which would have required stock options to be expensed. In light of recent public communications from the Financial Accounting Standards Board, the Company has elected to delay the recognition of expense related to stock options until the final standard is promulgated. The recognition of stock option expense was projected to reduce earnings in fiscal 2004 by approximately $0.02 per share for each quarter beginning with the second quarter. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Outlook

Management remains optimistic about the long-term potential of the businesses that comprise Acuity Brands. However, management continues to be cautious about near-term results due to continued softness in demand and uncertainties that exist in the Company’s key markets, particularly non-residential construction. Although it appears that certain sectors of the economy are showing signs of renewed growth and some economists are again predicting growth in portions of the non-residential construction market starting in calendar year 2004, the Company has yet to benefit from such a rebound. Therefore, management expects that the second quarter of fiscal 2004 will be very challenging. Further, as indicated by the Company’s most recent Form 10-K, management expects earnings for the first half of fiscal 2004 to approximate those reported in the same period in 2003. Adjusting for the delay in accounting for stock option expense noted above, management expects full year earnings for fiscal 2004 to be in the range of $1.31 to $1.51 per share.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, casualty, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations, capital investments, profit improvement initiatives, debt payments, dividend payments, and required contributions into its pension plans; (b) planned spending of between $50 million and $55 million for new plant and equipment during 2004; (c) expected changes in total indebtedness (including the timing of the changes in total indebtedness); and (d) future revenue and earnings (including the timing of the future revenue and earnings within fiscal 2004). A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (d) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (e) the risk that projected future cash flows from operations are not realized; (f) the possibility that a new accounting standard related to the recognition of expense associated with stock-based compensation will be promulgated by the Financial Accounting Standards Board; (g) the impact of competition; and (h) unexpected changes in the Company’s share price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding the market risks of Acuity Brands.

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s term loan, amounted to $89.8 million at November 30, 2003. Based on outstanding borrowings at quarter end, a 10 percent increase in market interest rates at November 30, 2003 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10 percent increase in market interest rates at November 30, 2003 would have decreased the fair value of these notes by approximately $10.9 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of the net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during November 2003, the Company entered into certain foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At November 30, 2003, the Company had foreign currency contracts outstanding with an aggregate notional amount of $27.0 million. These contracts mature monthly in $3.0 million increments beginning in December 2003. The fair value of these contracts represented a pre-tax loss of approximately $0.1 million at November 30, 2003.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2003. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the first quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. Except as described in Note 10 to the Notes to the Consolidated Financial Statements contained in this Form 10-Q, no material change has occurred with respect to the Company’s litigation during the quarter ended November 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on December 18, 2003, all nominees to the Company’s board of directors were elected to the board without opposition. The board members elected by the Company’s stockholders were James S. Balloun, Jay M. Davis, and Julia B. North.

The vote on this proposal was:

	For	Withheld
James S. Balloun	35,098,959	2,269,318
Jay M. Davis	34,157,378	3,210,899
Julia B. North	34,005,440	3,362,837

In addition, the stockholders approved the amended and restated Acuity Brands, Inc. Long-Term Incentive Plan. The result of the vote was 19,432,783 shares for, 13,448,970 shares against, with 239,884 abstentions and 4,246,640 broker non-votes. On December 16, 2003, the Company announced that it will not issue more than three million of the additional shares authorized under the amended and restated Long-Term Incentive Plan without seeking further approval of stockholders.

The stockholders also ratified the appointment of the Corporation’s independent auditors. The result of the vote was 36,226,932 shares for, 1,073,254 shares against, with 68,091 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 21).

(b) The Company filed Current Reports on Form 8-K on October 3, 2003 under Item 12 thereof related to the Company’s fourth quarter earnings release and on October 21, 2003 under Item 9 thereof related to earnings projections for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: January 14, 2004	/s/ James S. Balloun
JAMES S. BALLOUN
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: January 14, 2004	/s/ Vernon J. Nagel
VERNON J. NAGEL
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.		Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.		Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(1)	Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Filed with the Commission as part of this Form 10-Q.

	(2)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.