Form 10-Q
period 2004-02-29
ACUITY BRANDS INC
filed 2004-04-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Common Stock - $0.01 Par Value – 42,585,219 shares as of April 2, 2004.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	FEBRUARY 29, 2004	AUGUST 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,499	$16,053
Receivables, less allowance for doubtful accounts of $8,690 at February 29, 2004 and $8,634 at August 31, 2003	293,877	302,276
Inventories	201,563	188,799
Deferred income taxes	26,988	23,047
Prepayments and other current assets	35,345	28,377

Total Current Assets	565,272	558,552

Property, Plant, and Equipment, at cost:
Land	14,103	14,060
Buildings and leasehold improvements	167,406	164,974
Machinery and equipment	357,491	350,549

Total Property, Plant, and Equipment	539,000	529,583
Less: Accumulated depreciation and amortization	319,172	307,025

Property, Plant, and Equipment, net	219,828	222,558

Other Assets:
Goodwill	348,014	345,676
Intangible assets	128,250	129,843
Other long-term assets	28,882	31,590

Total Other Assets	505,146	507,109

Total Assets	$1,290,246	$1,288,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,555	$1,339
Short-term secured borrowings	38,000	48,000
Revolving credit facility	7,100	5,000
Accounts payable	159,247	165,656
Accrued salaries, commissions, and bonuses	33,457	49,217
Other accrued liabilities	92,595	90,239

Total Current Liabilities	331,954	359,451

Long-Term Debt, less current maturities	390,830	391,469

Deferred Income Taxes	15,437	15,190

Self-Insurance Reserves, less current portion	16,591	16,126

Other Long-Term Liabilities	101,341	97,689

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 42,547,249 and 41,674,996 shares issued and outstanding at February 29, 2004 and August 31, 2003	426	417
Paid-in capital	426,409	407,621
Retained earnings	54,556	44,755
Unearned compensation on restricted stock	(12,542)	(1,734)
Accumulated other comprehensive loss items	(34,756)	(42,765)

Total Stockholders’ Equity	434,093	408,294

Total Liabilities and Stockholders’ Equity	$1,290,246	$1,288,219

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003	FEBRUARY 29, 2004	FEBRUARY 28, 2003
Net Sales	$491,039	$489,387	$1,008,577	$994,613
Cost of Products Sold	289,591	294,054	592,422	592,320

Gross Profit	201,448	195,333	416,155	402,293

Selling, Distribution, and Administrative Expenses	177,068	175,927	363,177	356,605

Operating Profit	24,380	19,406	52,978	45,688

Other Expense (Income):
Interest expense, net	8,927	9,519	17,644	19,293
Miscellaneous expense (income), net	579	(2,115)	277	(1,997)

Total Other Expense	9,506	7,404	17,921	17,296

Income before Provision for Income Taxes	14,874	12,002	35,057	28,392

Provision for Income Taxes	5,355	4,321	12,621	10,221

Net Income	$9,519	$7,681	$22,436	$18,171

Earnings Per Share:
Basic Earnings per Share	$0.23	$0.19	$0.54	$0.44

Basic Weighted Average Number of Shares Outstanding	41,846	41,443	41,721	41,417

Diluted Earnings per Share	$0.22	$0.19	$0.52	$0.44

Diluted Weighted Average Number of Shares Outstanding	43,291	41,470	42,999	41,444

Dividends Declared per Share	$0.15	$0.15	$0.30	$0.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003
Cash Provided by (Used for) Operating Activities:
Net income	$22,436	$18,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,936	23,459
Loss (gain) on the sale of property, plant, and equipment	97	(887)
Gain on sale of business	(826)	—
Provision for losses on accounts receivable	1,599	1,681
Other	2,347	155
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	5,167	10,913
Inventories	(13,418)	20,785
Deferred income taxes	(3,694)	1,494
Prepayments and other current assets	(916)	(5,599)
Accounts payable	(6,409)	(4,262)
Other current liabilities	(17,833)	(18,059)
Other	12,209	6,143

Net Cash Provided by Operating Activities	23,695	53,994

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(20,460)	(13,542)
Proceeds from sale of property, plant, and equipment	1,403	1,768
Proceeds from sale of business	2,305	—

Net Cash Used for Investing Activities	(16,752)	(11,774)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	(2,545)
Proceeds (repayments) of revolving credit facility, net	2,100	(40,000)
Repayments of short-term secured borrowings, net	(10,000)	(2,800)
Proceeds from issuance of long-term debt	—	22,202
Repayments of long-term debt	(458)	(362)
Proceeds from stock transactions	5,078	928
Dividends	(12,635)	(12,437)

Net Cash Used for Financing Activities	(15,915)	(35,014)

Effect of Exchange Rate Changes on Cash	418	(430)

Net Change in Cash and Cash Equivalents	(8,554)	6,776
Cash and Cash Equivalents at Beginning of Period	16,053	2,694

Cash and Cash Equivalents at End of Period	$7,499	$9,470

Supplemental Cash Flow Information:
Income taxes paid during the period	$17,245	$16,423
Interest paid during the period	$17,904	$19,676

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for various markets throughout North America and select international markets. The specialty products segment produces and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Western Europe.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 29, 2004 and August 31, 2003, the consolidated results of operations for the three and six months ended February 29, 2004 and February 28, 2003, and the consolidated cash flows for the six months ended February 29, 2004 and February 28, 2003. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2003 (File No. 001-16583).

The results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure — an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The alternative methods include the prospective method, the modified prospective method, and the retroactive restatement method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, regardless of the method used to account for stock-based employee compensation. The Company anticipated adopting certain recognition provisions of SFAS No. 148 in the first quarter of fiscal 2004, which would have required stock options to be expensed. In light of recent public communications from the FASB, the Company has elected to delay the recognition of expense related to stock options until a final standard is promulgated. The FASB expects to issue the final standard by December 31, 2004. The Company continues to evaluate the impact the adoption of these recognition provisions will have on the Company’s results of operations. See Note 11 of Notes to Consolidated Financial Statements for further information.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures are required for the Company’s fiscal quarter ending May 31, 2004.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	February 29, 2004		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(1,999)	$13,030	$(1,782)
Distribution network	53,000	(8,098)	53,000	(7,216)
Other	11,857	(4,554)	17,080	(9,283)

Total	$77,887	$(14,651)	$83,110	$(18,281)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology which is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of $1.6 million related to intangible assets with definite lives in the first six months of fiscal 2004 and fiscal 2003. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2003 is summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2003	$315,196	$30,480	$345,676
Currency translation adjustments	1,913	425	2,338

Balance as of February 29, 2004	$317,109	$30,905	$348,014

ABL and ASP each test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis, as required by SFAS No. 142, Goodwill and Other Intangible Assets, using a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment during fiscal 2003. However, if these assets are deemed impaired in the future, it could have an adverse effect on the Company’s Consolidated Financial Statements.

4. BUSINESS SEGMENT INFORMATION

Three Months Ended February 29, 2004	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$369,388	$21,222	$8,594	$790	$9,014
ASP	121,651	8,980	1,992	6	1,560
Corporate	—	(5,822)	181	—	5

Total	$491,039	$24,380	$10,767	$796	$10,579

Three Months Ended February 28, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$368,792	$18,826	$8,697	$790	$4,633
ASP	120,595	4,811	1,988	7	1,620
Corporate	—	(4,231)	211	—	32

Total	$489,387	$19,406	$10,896	$797	$6,285

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Six Months Ended February 29, 2004	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$760,415	$49,133	$17,070	$1,579	$16,370
ASP	248,162	16,389	3,905	13	4,085
Corporate	—	(12,544)	369	—	5

Total	$1,008,577	$52,978	$21,344	$1,592	$20,460

Six Months Ended February 28, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$751,450	$44,893	$17,471	$1,579	$9,554
ASP	243,163	8,482	3,962	19	3,951
Corporate	—	(7,687)	428	—	37

Total	$994,613	$45,688	$21,861	$1,598	$13,542

	Total Assets
	February 29, 2004	August 31, 2003
ABL	$1,036,012	$1,033,532
ASP	216,627	215,116
Corporate	37,607	39,571

Total	$1,290,246	$1,288,219

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consist of the following:

	February 29, 2004	August 31, 2003
Raw materials and supplies	$77,044	$74,091
Work-in-process	26,314	22,201
Finished goods	109,234	104,932

	212,592	201,224
Less: reserves	(11,029)	(12,425)

Total	$201,563	$188,799

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but includes all potentially dilutive stock options and restricted stock awards outstanding during the period. The following table calculates basic and diluted earnings per common share for the three and six months ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Basic earnings per common share:
Net income	$9,519	$7,681	$22,436	$18,171
Basic weighted average shares outstanding	41,846	41,443	41,721	41,417

Basic earnings per common share	$0.23	$0.19	$0.54	$0.44

Diluted earnings per common share:
Net income	$9,519	$7,681	$22,436	$18,171
Basic weighted average shares outstanding	41,846	41,443	41,721	41,417
Common stock equivalents (stock options and restricted stock)	1,445	27	1,278	27

Diluted weighted average shares outstanding	43,291	41,470	42,999	41,444

Diluted earnings per common share	$0.22	$0.19	$0.52	$0.44

7. DERIVATIVE FINANCIAL INSTRUMENTS

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At February 29, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $18.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax gain of approximately $0.3 million at February 29, 2004.

The Company accounts for these contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. The Company’s foreign currency contracts have been designated as foreign currency cash flow hedges and, accordingly, gains or losses resulting from changes in the fair value of these contracts are included in Accumulated Other Comprehensive Loss Items until the hedged transaction occurs, at which time the related gains or losses are recognized. Amounts included in future earnings related to these contracts may differ from amounts currently recorded in Accumulated Other Comprehensive Loss Items.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

8. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on foreign currency contracts. The calculation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income	$9,519	$7,681	$22,436	$18,171
Unrealized gain on foreign currency contracts, net of tax	315	—	235	—
Foreign currency translation adjustments, net of tax	2,635	1,011	7,775	(448)

Comprehensive Income	$12,469	$8,692	$30,446	$17,723

Foreign currency translation adjustments for the three and six months ended February 29, 2004 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Euro and the Canadian Dollar. The unrealized gain on foreign currency contracts for the three and six months ended February 29, 2004 resulted from an increase in the fair value of the foreign currency contracts discussed in Note 7 above.

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $257.6 million at February 29, 2004. Borrowings at February 29, 2004 under the Receivables Facility totaled $38.0 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

The Company also maintained certain financing agreements (“Revolving Credit Facility”) with a group of domestic and international banks that had two components allowing for borrowings of up to $197.5 million. The first component was a $92.5 million, 364-day committed credit facility that was scheduled to mature in April 2004. The second component was a three-year credit facility that allowed for borrowings up to $105.0 million and was scheduled to mature in April 2005.

The Revolving Credit Facility contained financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms were defined in the Revolving Credit Facility, and a minimum interest coverage ratio. These ratios were computed at the end of each fiscal quarter. The Maximum Leverage Ratio was 3.25 at February 29, 2004. The Company was in compliance with all financial covenants and had $7.1 million in outstanding borrowings under the Revolving Credit Facility at February 29, 2004.

In April 2004, the Company executed a new $200.0 million, 58-month revolving credit facility (“New Facility”) that replaced the Company’s Revolving Credit Facility. The New Facility extends the maturity of the previous facility and provides for an increase in the Maximum Leverage Ratio to 3.50, subject to certain conditions defined in the financing agreement.

The Company’s Receivables Facility and New Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility may be denied. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

At February 29, 2004, the Company had outstanding letters of credit totaling $32.2 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and certain programs of National Service Industries, Inc. (“NSI”) (see Note 10 for further information) and for providing credit support for the Company’s industrial revenue bonds. At February 29, 2004, a total of $20.5 million of the letters of credit were issued under the three-year component of the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of February 29, 2004, the Company

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could cause the Company to record additional charges in future periods.

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

In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. These indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity.

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of NSI, owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a transition services agreement, and a tax disaffiliation agreement. With respect to the indemnities under those agreements, the Company previously accrued for those liabilities existing at the time of the Distribution that were considered probable and reasonably estimable. The Company has not accrued any additional amounts subsequent to the Distribution related to the following indemnities:

Distribution Agreement-

The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. This indemnity does not expire and there is no stated maximum potential liability.

To satisfy its obligations under the distribution agreement with respect to the lighting equipment and specialty products segments, Acuity Brands provides letters of credit on behalf of NSI for collateral requirements under NSI’s casualty programs for incurred and projected losses resulting from those segments prior to the Distribution which are covered by NSI casualty programs. This collateral requirement is $2.4 million for fiscal year 2004.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Under this provision, at February 29, 2004, Acuity Brands had $5.0 million of outstanding standby letters of credit that were issued for the benefit of NSI. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands currently believes it is unlikely that these letters of credit will be drawn upon.

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

In February 2004, the Company initiated a voluntary product recall with the United States Consumer Product Safety Commission. The recall, which commenced on March 10, 2004, involves approximately 52,600 lighting fixtures manufactured by ABL at one of its facilities from November 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The recalled fixtures are certain models of indoor High Intensity Discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The fixtures are used primarily in industrial and commercial locations such as retail spaces, warehouses, and gymnasiums.

The capacitor used in the recalled fixtures can leak polypropylene glycol (“PPG”) fluid onto the acrylic lens and/or reflector of the fixture, causing the acrylic component(s) to degrade. In several reported instances, this has resulted in lenses or reflectors cracking and pieces of acrylic falling from the fixtures. To date, there have been only limited reports of personal injury and property damage. ABL is providing a replacement fixture or capacitor for every fixture that meets the recall criteria.

In addition to the expenses associated with this recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor but exhibit a less serious failure mode. In the case of these fixtures, the PPG fluid may accumulate in or drip from the fixture. ABL will repair or replace these fixtures upon failure.

During the quarter ended February 29, 2004, the Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty capacitors entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company recognized. The actual recall and warranty expenses could be substantially different than the liability recorded by the Company. In the event the expenses exceed $5.7 million, the Company and the supplier have committed in good faith to agree upon the additional amount payable by the supplier.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

The changes in product warranty reserve during the six months ended February 29, 2004 are summarized as follows:

Balance as of August 31, 2003	$4,289
Change in warranty reserve related to capacitors	5,700
Warranty expense during the period	721
Payments made during the period	(1,724)

Balance as of February 29, 2004	$8,986

11. STOCK-BASED COMPENSATION

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price no less than the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure — an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income, as reported	$9,519	$7,681	$22,436	$18,171
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	66	73	131	156
Less: Stock-based compensation determined under fair-value-based method for stock option awards, net of tax	1,026	571	1,636	1,126

Net income, pro forma	$8,427	$7,037	$20,669	$16,889

Earnings per share:
Basic earnings per share – as reported	$0.23	$0.19	$0.54	$0.44
Basic earnings per share – pro forma	$0.20	$0.17	$0.50	$0.41
Diluted earnings per share – as reported	$0.22	$0.19	$0.52	$0.44
Diluted earnings per share – pro forma	$0.20	$0.17	$0.48	$0.41

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

Overview

Purpose

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended February 29, 2004 and February 28, 2003. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, filed with the Securities and Exchange Commission on October 31, 2003, for additional information regarding the Company.

Company

Acuity Brands is a holding company that owns and manages two business units, each operating a collection of businesses and product lines with well-known brands that design, produce, and distribute products and provide services to customers in numerous channels for consumer, commercial, institutional, and industrial applications. The business units of Acuity Brands operate in two distinct segments based on the different products produced and the customers served: Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,000 employees worldwide.

ABL produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for markets throughout North America and select international markets. The Company believes ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 28 factories and distribution facilities to serve its extensive customer base.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during fiscal 2004 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividend per share in 2004 as was paid in 2003, and to make required contributions into the Company’s pension plans. The Company expects to invest approximately $50.0 million for new plant and equipment during fiscal 2004, as compared to $28.2 million in fiscal 2003. The increase in capital spending in fiscal 2004 compared to fiscal 2003 is due primarily to expenditures related to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities at ABL and investments to improve manufacturing and waste management capabilities at ASP. The Company expects to reduce total debt by the end of fiscal 2004 to approximately $400.0 million.

Cash Flow

Acuity Brands generated $23.7 million of cash flow from operations during the first six months of 2004 compared to $54.0 million generated in the prior year period. Cash flow from operations declined $30.3 million due primarily to a decrease in cash provided by operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable). Operating working capital increased by approximately $10.8 million to $336.2 million at February 29, 2004 from $325.4 million at August 31, 2003. The increase in operating working capital was due primarily to higher inventory at ABL. Inventory increased at ABL to better enable the Company to meet customer service requirements while consolidating manufacturing facilities and implementing new information systems at certain of ABL’s manufacturing facilities.

Capital expenditures were $20.5 million in the first six months of 2004, an increase of approximately $6.9 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The increase in capital expenditures was due primarily to higher investment at ABL as the Company continues to consolidate certain manufacturing facilities and enhance its information technology capabilities. The Company used available cash flow in the first six months of 2004 and 2003 primarily to fund capital expenditures, to pay dividends, and to reduce outstanding borrowings.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding decreased to $437.5 million at February 29, 2004 from $445.8 million at August 31, 2003.

Borrowings under the Company’s primary bank financing agreement (“Revolving Credit Facility”) are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. Generally, the financial covenants included in the Company’s other financing agreements are consistent with the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements at February 29, 2004.

In April 2004, the Company executed a new $200.0 million, 58-month financing agreement with a group of domestic and international banks (“New Facility”). The New Facility replaced the Company’s existing Revolving Credit Facility. The New Facility extends the maturity of the Revolving Credit Facility and provides for an increase in the leverage ratio to 3.50, subject to certain conditions defined in the financing agreement. See Note 9 of Notes to Consolidated Financial Statements contained in this
Form 10-Q.

During the first six months of fiscal 2004, the Company’s consolidated stockholders’ equity increased $25.8 million to $434.1 million at February 29, 2004. The increase was due primarily to net income earned during the period, fluctuations in foreign exchange rates, and the issuance of shares related to the exercise of stock options, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 50.2% at February 29, 2004, down from 52.2% at August 31, 2003.

Dividends

The Company paid cash dividends on common stock of $12.6 million ($0.30 per share) during the first six months of fiscal 2004. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2004, consistent with fiscal 2003.

Results of Operations

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Consolidated Results

Net sales for the quarter ended February 29, 2004 were $491.0 million compared to $489.3 million reported in the year-ago period, a nominal increase of $1.7 million, or 0.3%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to greater shipments to the home improvement channel at ABL and industrial and institutional channels at ASP, better pricing, and improvements in the mix of products sold. These items were partially offset by lower sales in certain other channels, primarily those serving the non-residential construction market. Consolidated gross profit margins increased to 41.0% of net sales in the second quarter of fiscal 2004, from 39.9% reported in the year-ago period, due primarily to favorable price and mix changes and the impact of profit improvement programs, partially offset by higher costs associated with certain raw materials and expenses related to the consolidation of certain manufacturing facilities at ABL. Consolidated operating expenses increased slightly to 36.1% of net sales in the second quarter of fiscal 2004, compared to 35.9% of net sales in the year-ago period. The increase was due primarily to higher corporate and ABL operating expenses, partially offset by lower spending at ASP.

Consolidated operating profit of $24.4 million increased by $5.0 million, or 25.8%, in the second quarter of fiscal 2004 compared to the year-ago period. Consolidated operating profit margins were 5.0% of net sales in the second quarter of fiscal 2004 compared to 4.0% reported in the similar period in 2003. The improvement in operating profit and margin was due primarily to better pricing, the impact of sourcing and other savings initiatives, and lower spending, partially offset by higher costs at ABL related to the consolidation of manufacturing facilities and higher corporate expenses primarily related to stock-based programs. Net income for the second quarter of fiscal 2004 increased 23.4% to $9.5 million from $7.7 million reported in the second quarter of fiscal 2003. The increase in net income resulted primarily from the increase in operating profit noted above and lower interest expense associated with the decrease in outstanding borrowings, partially offset by fewer gains on the sale of assets. Diluted earnings per share in the second quarter of fiscal 2004 was $0.22 compared to $0.19 reported in the second quarter of 2003, an increase of 15.8%. This increase was due primarily to an increase in net income, partially offset by an increase in common stock equivalents.

Acuity Brands Lighting

Net sales at ABL in the second quarter of fiscal 2004 were $369.4 million compared to $368.8 million reported in the year-ago period, an increase of $0.6 million. The increase was due primarily to greater shipments of products to the home improvement channel and the impact of pricing initiatives. This was partially offset by lower sales in certain key commercial, industrial, and electric utility channels. While net sales increased slightly during the second quarter of fiscal 2004, incoming orders remained soft, reflecting continued weak economic conditions, particularly in the commercial and industrial construction channel. The backlog at ABL increased approximately $20.9 million, or 17.0%, to $144.2 million at February 29, 2004 from $123.3 million at November 30, 2003, reflecting the normal seasonal pattern for the non-residential construction market.

Operating profit at ABL increased $2.4 million, or 12.8%, to $21.2 million in the second quarter of fiscal 2004 from $18.8 million reported in the prior year. Operating profit margins improved to 5.7% of net sales in the second quarter of fiscal 2004 from 5.1% reported in the same period a year ago. The increase in operating profit and margins was due primarily to better pricing, favorable product mix changes, and benefits from initiatives to reduce product costs and contain expenses. In addition, ABL recognized a benefit related to the settlement of a patent infringement lawsuit during the second quarter of fiscal 2004. The improvement in operating profit was partially offset by higher costs associated with the consolidation of certain manufacturing facilities, freight expenses, and employee-related expenses.

Acuity Specialty Products

Net sales at ASP in the second quarter of fiscal 2004 were $121.7 million compared to $120.6 million reported in the year-ago period, representing an increase of $1.1 million, or 0.9%. The increase in net sales was due primarily to greater shipments to institutional and industrial customers in both domestic and international markets, partially offset by lower shipments in the retail channel and the divestiture of a small product line during the first quarter of fiscal 2004. International sales were also favorably impacted by changes in exchange rates.

Operating profit at ASP in the second quarter of fiscal 2004 increased $4.2 million, or 87.5%, to $9.0 million from $4.8 million reported in the year-ago period. Operating margins advanced to 7.4% of net sales from 4.0% of net sales a year ago. The improvement in operating profit and margin was due primarily to the higher sales noted above, the impact of price increases, lower employee-related costs such as medical plan expenses, and lower general and administrative expenses.

Corporate

Corporate expenses were $5.8 million in the second quarter of fiscal 2004 compared to $4.2 million in the year-ago period. The increase was due primarily to greater expense for Company-wide restricted stock incentives resulting from a greater mix of restricted stock compared to stock options used in the year-ago period. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $8.9 million, a decrease of $0.6 million, or 6.2%, from the year-ago period. This decrease was primarily due to a reduction in outstanding debt.

Six Months of Fiscal 2004 Compared to Six Months of Fiscal 2003

Consolidated Results

Net sales for the six months ended February 29, 2004 were $1,008.6 million compared to $994.6 million reported in the year-ago period, an increase of $14.0 million, or 1.4%. The growth in net sales was due primarily to greater shipments to the home improvement channel at ABL and increased shipments to the industrial and institutional channel at ASP. Consolidated gross profit margins increased to 41.3% of net sales in the six months ended February 29, 2004, from 40.4% reported in the year-ago period, due primarily to improvements in pricing, the mix of products sold, and the impact of initiatives to reduce product cost, partially offset by higher costs associated with certain raw materials and expenses associated with the consolidation of certain manufacturing facilities at ABL. Consolidated operating expenses increased slightly to 36.0% of net sales in the six months ended February 29, 2004, compared to 35.9% of net sales in the same period one year earlier. The increase was due primarily to higher corporate expenses, partially offset by the impact of programs to reduce operating expenses and improve efficiencies. Consolidated operating profit of $53.0 million was $7.3 million, or 16.0%, higher in the six months ended February 29, 2004 compared to the year-ago period primarily due to higher net sales and gross profit margin, partially offset by increased operating expenses. Consolidated operating profit margins were 5.3% of net sales in the six months ended February 29, 2004 compared to 4.6% reported in the prior year. Net income for the six months ended February 29, 2004 increased $4.2 million, or 23.1%, to $22.4 million from $18.2 million reported in the first six months of fiscal 2003. The increase in net income resulted primarily from the increase in operating profit noted above, lower interest expense associated with the decrease in outstanding borrowings, partially offset by fewer gains on the sale of non-core assets. Diluted earnings per share in the first six months of 2004 was $0.52 compared to $0.44 reported in the first six months of 2003, an increase of 18.2%.

Acuity Brands Lighting

Net sales at ABL in the six months ended February 29, 2004 were $760.4 million compared to $751.5 million reported in the year-ago period, an increase of $8.9 million, or 1.2%. The increase was due primarily to greater shipments of products to the home improvement channel and the impact of pricing initiatives. This was partially offset by a decrease in shipments to certain key commercial, industrial, and electric utility channels as a result of continued weak economic conditions.

Operating profit at ABL increased $4.2 million, or 9.4%, to $49.1 million in the six months ended February 29, 2004 from $44.9 million reported in the prior year. Operating profit margins improved to 6.5% of net sales in the first six months of 2004 from 6.0% reported in the same period a year ago. The increase in operating profit and margins was due primarily to better pricing, favorable product mix, benefits from initiatives to reduce product costs and contain expenses, and a benefit related to the settlement of a patent infringement lawsuit during the second quarter of fiscal 2004. The improvement in operating profit was partially offset by higher costs associated with the consolidation of certain manufacturing facilities, freight expense, and employee-related expenses.

Acuity Specialty Products

Net sales at ASP in the six months ended February 29, 2004 were $248.2 million compared to $243.2 million reported in the year-ago period, representing an increase of $5.0 million, or 2.1%. The increase in net sales was due primarily to greater shipments to institutional and industrial customers in both domestic and international markets, partially offset by the divestiture of a small product line during the first quarter of fiscal 2004. International sales were also favorably impacted by changes in exchange rates.

Operating profit at ASP in the six months ended February 29, 2004 increased to $16.4 million from $8.5 million reported in the year-ago period. Operating margins advanced to 6.6% of net sales from 3.5% of net sales a year ago. The improvement in operating profit and margin was due primarily to the higher sales noted above, the impact of price increases, the reduction of costs associated with new product introductions and logistics programs in the prior year, and lower general and administrative expenses.

Corporate

Corporate expenses were $12.5 million in the six months ended February 29, 2004 compared to $7.7 million in the year-ago period. The increase was primarily due to greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, a greater mix of restricted stock compared to stock options used in the year-ago period, the appreciation in the Company’s stock price during fiscal 2004, and an increase in the number of awards outstanding. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $17.6 million, a decrease of $1.6 million, or 8.5%, from the year-ago period. This decrease was due primarily to a reduction in outstanding debt. During the six months ended February 29, 2004, miscellaneous expense (income), net, included a pre-tax gain of approximately $0.8 million related to the sale of a small product line at ASP and a pre-tax loss of approximately $0.6 million related to the impairment of certain long-lived assets associated with the consolidation of certain manufacturing facilities at ABL. During the six months ended February 28, 2003, miscellaneous expense (income), net, primarily included a pre-tax gain of approximately $0.8 million related to the sale of property, plant, and equipment, principally at ASP, and a pre-tax gain of approximately $0.9 million related to the sale of certain non-core assets at ABL.

Stock Option Expense

The Company anticipated adopting certain provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123, in the first quarter of fiscal 2004, which would have required stock options to be expensed. In light of public communications from the Financial Accounting Standards Board, the Company elected to delay the recognition of expense related to stock options until a final standard is promulgated. The recognition of stock option expense was projected to reduce earnings in fiscal 2004 by approximately $0.02 per share for each quarter beginning with the second quarter. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Outlook

Results for the first half of fiscal 2004 were impacted by soft demand and uncertainties that existed in the Company’s key markets, particularly non-residential construction. It now appears that certain sectors of the economy are starting to show signs of renewed growth, and some economists are predicting modest growth in portions of the non-residential construction market starting in the second half of calendar year 2004. While the Company remains cautious about the potential benefit from such a rebound in its fiscal 2004, management now expects full-year earnings, adjusted for the delay in accounting for stock option expense noted above, to be in the middle to upper end of the range of $1.31 to $1.51 per share.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations, capital investments, profit improvement initiatives, debt payments, dividend payments, and required contributions into its pension plans; (b) planned spending of approximately $50 million for new plant and equipment during 2004; (c) expected changes in total indebtedness (including the timing of the changes in total indebtedness); (d) future net sales and earnings per share (including the timing of the future revenue and earnings within fiscal 2004); and (e) expected increases in warranty expenses. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (d) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (e) the risk that projected future cash flows from operations are not realized; (f) the impact of competition; (g) unexpected changes in the Company’s share price; and (h) unanticipated developments related to the product recall which commenced on March 10, 2004.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s term loan, amounted to $77.6 million at February 29, 2004. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at February 29, 2004 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at February 29, 2004 would have decreased the fair value of these notes by approximately $9.9 million. See Note 9 of the Notes to Consolidated Financial Statements, contained in this Form 10-Q, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of the net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during November 2003, the Company entered into certain foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At February 29, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $18.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax gain of approximately $0.3 million at February 29, 2004.

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2004. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the second quarter of fiscal 2004 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of February 29, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could cause the Company to record additional charges in future periods.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders held on December 18, 2003. Complete results from this meeting are reported in Item 4 of Part II to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 23).

(b) During the three months ended February 29, 2004, the Company filed Current Reports on Form 8-K as follows: on December 16, 2003 under Item 5 thereof related to the Company’s 2003 Annual Meeting of Stockholders, on December 18, 2003 furnished under item 12 thereof related to the Company’s first quarter 2004 earnings release, and on January 21, 2004 under Item 5 thereof related to the Company’s management succession plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: April 6, 2004	/s/ James S. Balloun
JAMES S. BALLOUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: April 6, 2004	/s/ Vernon J. Nagel
VERNON J. NAGEL
VICE CHAIRMAN AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A

(1)    5-Year Revolving Credit Agreement dated as of April 2, 2004 among Acuity Brands, Inc., the Subsidiary Borrowers from time time parties hereto, the Lenders from time to time parties hereto, Bank One, NA (Main Office Chicago), as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and LaSalle Bank National Association and Key Bank National Association, as Co-Documentation Agents.

Filed with the Commission as part of this Form 10-Q.

EXHIBIT 10(iii)A	(1) Reimbursement Agreement.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 10(iii)B	(1) Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A to the registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2003.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.