Form 10-Q
period 2004-05-31
ACUITY BRANDS INC
filed 2004-07-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Common Stock - $0.01 Par Value – 42,585,703 shares as of June 30, 2004.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	MAY 31, 2004	AUGUST 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,586	$16,053
Receivables, less allowance for doubtful accounts of $8,645 at May 31, 2004 and $8,634 at August 31, 2003	313,544	302,276
Inventories	217,849	188,799
Deferred income taxes	27,293	23,047
Prepayments and other current assets	38,819	28,377

Total Current Assets	607,091	558,552

Property, Plant, and Equipment, at cost:
Land	13,796	14,060
Buildings and leasehold improvements	165,950	164,974
Machinery and equipment	362,558	350,549

Total Property, Plant, and Equipment	542,304	529,583
Less: Accumulated depreciation and amortization	325,394	307,025

Property, Plant, and Equipment, net	216,910	222,558

Other Assets:
Goodwill	347,421	345,676
Intangible assets	127,454	129,843
Other long-term assets	31,658	31,590

Total Other Assets	506,533	507,109

Total Assets	$1,330,534	$1,288,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,537	$1,339
Short-term secured borrowings	28,000	48,000
Revolving credit facility	9,400	5,000
Accounts payable	185,784	165,656
Accrued salaries, commissions, and bonuses	37,553	49,217
Other accrued liabilities	97,419	90,239

Total Current Liabilities	359,693	359,451

Long-Term Debt, less current maturities	390,661	391,469

Deferred Income Taxes	15,311	15,190

Self-Insurance Reserves, less current portion	17,421	16,126

Other Long-Term Liabilities	102,277	97,689

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 42,475,649 and 41,674,996 shares issued and outstanding at May 31, 2004 and August 31, 2003	425	417
Paid-in capital	423,801	407,621
Retained earnings	66,197	44,755
Unearned compensation on restricted stock	(6,673)	(1,734)
Accumulated other comprehensive loss items	(38,579)	(42,765)

Total Stockholders’ Equity	445,171	408,294

Total Liabilities and Stockholders’ Equity	$1,330,534	$1,288,219

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31, 2004	MAY 31, 2003	MAY 31, 2004	MAY 31, 2003
Net Sales	$532,226	$521,041	$1,540,803	$1,515,654
Cost of Products Sold	309,874	302,417	902,296	894,737

Gross Profit	222,352	218,624	638,507	620,917
Selling, Distribution, and Administrative Expenses	184,938	185,908	548,115	542,513

Operating Profit	37,414	32,716	90,392	78,404
Other Expense (Income):
Interest expense, net	8,748	9,230	26,392	28,523
Miscellaneous expense (income), net	1,581	(455)	1,858	(2,452)

Total Other Expense	10,329	8,775	28,250	26,071

Income before Provision for Income Taxes	27,085	23,941	62,142	52,333
Provision for Income Taxes	9,073	8,619	21,694	18,840

Net Income	$18,012	$15,322	$40,448	$33,493

Earnings Per Share:
Basic Earnings per Share	$0.43	$0.37	$0.97	$0.81

Basic Weighted Average Number of Shares Outstanding	42,018	41,480	41,816	41,439

Diluted Earnings per Share	$0.42	$0.37	$0.94	$0.81

Diluted Weighted Average Number of Shares Outstanding	43,343	41,604	43,092	41,466

Dividends Declared per Share	$0.15	$0.15	$0.45	$0.45

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED
	MAY 31, 2004	MAY 31, 2003
Cash Provided by (Used for) Operating Activities:
Net income	$40,448	$33,493
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	33,472	34,905
Loss (gain) on the sale of property, plant, and equipment	347	(853)
Gain on sale of business	(912)	—
Provision for losses on accounts receivable	2,596	3,379
Other non-cash charges	3,604	228
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	(15,496)	3,787
Inventories	(29,704)	22,899
Deferred income taxes	(4,125)	(402)
Prepayments and other current assets	(4,391)	(6,436)
Accounts payable	20,128	(5,700)
Other current liabilities	(8,515)	2,064
Other	11,896	2,797

Net Cash Provided by Operating Activities	49,348	90,161

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(32,383)	(18,702)
Proceeds from sale of property, plant, and equipment	1,581	1,738
Proceeds from sale of business	2,390	—

Net Cash Used for Investing Activities	(28,412)	(16,964)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	(2,545)
Proceeds (repayments) of revolving credit facility, net	4,400	(40,000)
Repayments of short-term secured borrowings, net	(20,000)	(28,000)
Proceeds from issuance of long-term debt	—	22,202
Repayments of long-term debt	(659)	(373)
Proceeds from stock transactions	7,600	1,307
Dividends	(19,006)	(18,665)

Net Cash Used for Financing Activities	(27,665)	(66,074)

Effect of Exchange Rate Changes on Cash	262	597

Net Change in Cash and Cash Equivalents	(6,467)	7,720
Cash and Cash Equivalents at Beginning of Period	16,053	2,694

Cash and Cash Equivalents at End of Period	$9,586	$10,414

Supplemental Cash Flow Information:
Income taxes paid during the period	$22,465	$17,743
Interest paid during the period	$28,478	$30,663

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) operates in two business segments – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, and residential applications for various markets throughout North America and select international markets. The specialty products segment produces and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2004 and August 31, 2003, the consolidated results of operations for the three and nine months ended May 31, 2004 and May 31, 2003, and the consolidated cash flows for the nine months ended May 31, 2004 and May 31, 2003. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2003 (File No. 001-16583).

The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

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

On March 31, 2004, the FASB issued an exposure document related to share-based payment that would amend SFAS No. 123. As a result, the Company has elected to delay the recognition of expense related to stock options until a final standard is promulgated. The FASB expects to issue the final standard by December 31, 2004. The Company continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Note 11 of Notes to Consolidated Financial Statements for further information.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2004		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(2,108)	$13,030	$(1,782)
Distribution network	53,000	(8,541)	53,000	(7,216)
Other	11,857	(4,798)	17,080	(9,283)

Total	$77,887	$(15,447)	$83,110	$(18,281)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trade names with definite lives, trademarks, and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology, which is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of $2.4 million related to intangible assets with definite lives in the first nine months of fiscal 2004 and fiscal 2003. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2003 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2003	$315,196	$30,480	$345,676
Currency translation adjustments	1,436	309	1,745

Balance as of May 31, 2004	$316,632	$30,789	$347,421

ABL and ASP each test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis, as required by SFAS No. 142, Goodwill and Other Intangible Assets, using a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. This analysis did not result in an impairment during fiscal 2003. However, any future impairment of these assets could have an adverse effect on the Company’s Consolidated Financial Statements.

4. BUSINESS SEGMENT INFORMATION

Three Months Ended May 31, 2004	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$397,549	$29,572	$7,541	$790	$9,892
ASP	134,677	12,379	2,021	6	2,020
Corporate	—	(4,537)	178	—	11

Total	$532,226	$37,414	$9,740	$796	$11,923

Three Months Ended May 31, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$389,243	$25,100	$8,254	$790	$3,153
ASP	131,798	12,494	2,187	7	2,000
Corporate	—	(4,878)	207	—	7

Total	$521,041	$32,716	$10,648	$797	$5,160

Nine Months Ended May 31, 2004	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$1,157,964	$78,705	$24,611	$2,369	$26,263
ASP	382,839	28,768	5,926	19	6,104
Corporate	—	(17,081)	547	—	16

Total	$1,540,803	$90,392	$31,084	$2,388	$32,383

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Nine Months Ended May 31, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$1,140,693	$69,993	$25,725	$2,369	$12,707
ASP	374,961	20,976	6,149	26	5,951
Corporate	—	(12,565)	636	—	44

Total	$1,515,654	$78,404	$32,510	$2,395	$18,702

	Total Assets
	May 31, 2004	August 31, 2003
ABL	$1,065,566	$1,033,532
ASP	223,839	215,116
Corporate	41,129	39,571

Total	$1,330,534	$1,288,219

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consist of the following:

	May 31, 2004	August 31, 2003
Raw materials and supplies	$77,015	$74,091
Work-in-process	26,428	22,201
Finished goods	128,831	104,932

	232,274	201,224
Less: reserves	(14,425)	(12,425)

Total	$217,849	$188,799

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but includes all potentially dilutive stock options and restricted stock awards outstanding during the period. The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2004 and May 31, 2003:

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Basic earnings per common share:
Net income	$18,012	$15,322	$40,448	$33,493
Basic weighted average shares outstanding	42,018	41,480	41,816	41,439

Basic earnings per common share	$0.43	$0.37	$0.97	$0.81

Diluted earnings per common share:
Net income	$18,012	$15,322	$40,448	$33,493
Basic weighted average shares outstanding	42,018	41,480	41,816	41,439
Common stock equivalents (stock options and restricted stock)	1,325	124	1,276	27

Diluted weighted average shares outstanding	43,343	41,604	43,092	41,466

Diluted earnings per common share	$0.42	$0.37	$0.94	$0.81

7. DERIVATIVE FINANCIAL INSTRUMENTS

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At May 31, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $9.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax gain of approximately $0.3 million at May 31, 2004.

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

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income	$18,012	$15,322	$40,448	$33,493
Unrealized (loss) gain on foreign currency contracts, net of tax	(14)	—	221	—
Foreign currency translation adjustments, net of tax	(3,809)	10,051	3,966	9,603

Comprehensive Income	$14,189	$25,373	$44,635	$43,096

Foreign currency translation adjustments for the nine months ended May 31, 2004 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Euro and the Canadian Dollar. However, in the three months ended May 31, 2004, the U.S. dollar began to strengthen against these currencies. The unrealized gain on foreign currency contracts for the nine months ended May 31, 2004 resulted from an increase in the fair value of the foreign currency contracts discussed in Note 7 above. The fair value of these contracts decreased during the three months ended May 31, 2004, resulting in an unrealized loss for the quarter.

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Borrowings under the Receivables Facility are subject to the annual renewal of a supporting line of credit. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $272.6 million at May 31, 2004. Borrowings at May 31, 2004 under the Receivables Facility totaled $28.0 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The Receivables Facility is scheduled to mature in August 2004 and the Company anticipates renewing the facility with similar terms and conditions prior to maturity.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005.

The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility provides for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had $9.4 million in outstanding borrowings under the Revolving Credit Facility at May 31, 2004.

The Company’s Receivables Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility could be denied. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

At May 31, 2004, the Company had outstanding letters of credit totaling $31.7 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and certain programs of National Service Industries, Inc. (“NSI”) (see Note 10 of Notes to Consolidated Financial Statements for further information) and for providing credit support for the Company’s industrial revenue bonds. At May 31, 2004, a total of $20.0 million of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

10. COMMITMENTS AND CONTINGENCIES

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

For property that Acuity Brands owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached tentative agreement with the other members of the Site Group to share the costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. Adverse sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of May 31, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

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

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”), owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and board of directors through a tax-free distribution (“Distribution”) of 100 percent of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

Transition Services Agreement-

In addition to other services described in the agreement (all of which are complete), the transition services agreement provides that Acuity Brands will, for a fee, provide letters of credit to secure NSI’s obligations under various casualty insurance programs of NSI not to exceed the following amounts:

Period		Letters of Credit
Beginning	Ending
November 1, 2003	October 31, 2004	$5.0 million
November 1, 2004	October 31, 2005	$2.0 million

Under this provision, at May 31, 2004, Acuity Brands had $5.0 million of outstanding standby letters of credit that were issued for the benefit of NSI. In the event NSI is unable to fulfill its obligations under certain of its casualty insurance programs, the standby letters of credit could be drawn upon and Acuity Brands would be required to fund the drawn amount. In such event, NSI would be obligated to reimburse Acuity Brands for such amounts. The management of Acuity Brands currently believes NSI will be able to fulfill its obligations with respect to these standby letters of credit.

Tax Disaffiliation Agreement-

The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement.

The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations in future periods.

On March 10, 2004, the Company commenced notifying agents, distributors, and customers of a voluntary product recall initiated with the United States Consumer Product Safety Commission. The recall involves approximately 53,700 lighting fixtures manufactured by ABL at one of its facilities from November 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The recalled fixtures are certain models of indoor High Intensity Discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The fixtures are used primarily in industrial and commercial locations such as retail spaces, warehouses, and gymnasiums.

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

The Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty capacitors entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company accrued. As of May 31, 2004, the Company has paid $0.2 million related to the recall expenses and additional related warranty expenses and has been reimbursed substantially all of that amount by the supplier. The actual recall and warranty expenses could be substantially different than the liability recorded by the Company. In the event the actual expenses incurred by the Company exceed $5.7 million, the Company and the supplier have committed in good faith to agree upon the additional amount to be reimbursed to the Company by the supplier.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

The changes in the product warranty reserve during the nine months ended May 31, 2004 are summarized as follows:

Balance as of August 31, 2003	$4,289
Increase in warranty reserve related to capacitors	5,700
Warranty expense during the period	2,839
Payments made during the period	(2,324)

Balance as of May 31, 2004	$10,504

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

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income, as reported	$18,012	$15,322	$40,448	$33,493
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	71	67	202	223
Less: Stock-based compensation determined under fair-value-based method for stock option awards, net of tax	1,221	603	2,857	1,729

Net income, pro forma	$16,720	$14,652	$37,389	$31,541

Earnings per share:
Basic earnings per share – as reported	$0.43	$0.37	$0.97	$0.81
Basic earnings per share – pro forma	$0.40	$0.35	$0.89	$0.76
Diluted earnings per share – as reported	$0.42	$0.37	$0.94	$0.81
Diluted earnings per share – pro forma	$0.39	$0.35	$0.87	$0.76

The above pro forma calculations only include the effects of options granted subsequent to the Distribution. The pro forma effect of applying SFAS No. 123 may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

12. PENSION PLANS

The Company has several pension plans covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. The Company makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities.

Net periodic pension cost for the Company’s pension plans during the three and nine months ended May 31, 2004 and May 31, 2003 included the following components:

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Service cost	$1,133	$914	$3,399	$2,743
Interest cost	1,781	1,682	5,343	5,046
Expected return on plan assets	(1,593)	(1,806)	(4,779)	(5,419)
Amortization of prior service cost	25	96	75	289
Amortization of transitional asset	(33)	(33)	(99)	(100)
Recognized actuarial loss	658	127	1,974	380

Net periodic pension cost	$1,971	$980	$5,913	$2,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

Overview

Purpose

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended May 31, 2004 and May 31, 2003. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, filed with the Securities and Exchange Commission on October 31, 2003, for additional information regarding the Company.

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

ASP is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for markets throughout North America and Europe. ASP sells over 9,000 different products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings, primarily from banks. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to both meet its obligations as they become due and maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flows from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during the remainder of fiscal 2004 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividend per share in 2004 as was paid in 2003, and to make required contributions into the Company’s pension plans. The Company expects to invest approximately $50.0 million for new plant and equipment during fiscal 2004, as compared to $28.2 million in fiscal 2003. The increase in capital spending in fiscal 2004 compared to fiscal 2003 is due primarily to expenditures related to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities at ABL and investments to improve manufacturing and waste management capabilities at ASP. The Company expects to reduce total debt by the end of fiscal 2004 to approximately $400.0 million. However, the fiscal year-end debt balance could be as high as $415.0 million depending primarily on the vitality of the non-residential construction market and the working capital requirements necessary to meet customer demand.

Cash Flow

Acuity Brands generated $49.3 million of cash flow from operations during the first nine months of 2004 compared to $90.2 million generated in the prior year period. Cash flow from operations declined $40.9 million due primarily to a decrease in cash provided by operating working capital (defined as accounts receivable, net, plus inventory, minus accounts payable). Operating working capital increased by approximately $20.2 million to $345.6 million at May 31, 2004 from $325.4 million at August 31, 2003. The increase in operating working capital was due primarily to higher accounts receivable and inventory, partially offset by an increase in accounts payable, primarily at ABL. Inventory increased at ABL to better enable the Company to meet customer service requirements while consolidating manufacturing facilities and implementing new information systems at certain manufacturing facilities. In the year-ago period, operating working capital declined approximately $18.2 million to $359.7 million at May 31, 2003 from $378.0 million at August 31, 2002. The decline in operating working capital was due primarily to lower inventory at ABL as improvements in manufacturing efficiency and productivity allowed ABL to reduce inventory levels while supporting its sales growth initiatives.

Capital expenditures were $32.4 million in the first nine months of 2004, an increase of approximately $13.7 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The increase in capital expenditures was due primarily to higher investment at ABL as the Company continues to consolidate certain manufacturing facilities and enhance its information technology capabilities. The Company used available cash flow in the first nine months of 2004 and 2003 primarily to fund capital expenditures, to pay dividends, and to reduce outstanding borrowings.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding decreased to $429.6 million at May 31, 2004 from $445.8 million at August 31, 2003.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Borrowings under the Company’s Revolving Credit Facility are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. The financial covenants included in the Company’s other financing agreements are similar to the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements at May 31, 2004.

During the first nine months of fiscal 2004, the Company’s consolidated stockholders’ equity increased $36.9 million to $445.2 million at May 31, 2004. The increase was due primarily to net income earned during the period, fluctuations in foreign exchange rates, and the issuance of shares related to the exercise of stock options, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 49.1% at May 31, 2004, down from 52.2% at August 31, 2003.

Dividends

The Company paid cash dividends on common stock of $19.0 million ($0.45 per share) during the first nine months of fiscal 2004. The Company expects to pay annual stockholder dividends of $0.60 per share during fiscal 2004, consistent with fiscal 2003.

Results of Operations

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Consolidated Results

Net sales for the quarter ended May 31, 2004 were $532.2 million compared to $521.0 million reported in the year-ago period, an increase of $11.2 million, or 2.1%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to better pricing and improved product mix. Consolidated gross profit margins were approximately 42.0% of net sales in the third quarter of fiscal 2004 and in the year-ago period, due primarily to favorable price and mix changes and the impact of profit improvement programs, offset by expenses related to the consolidation of four manufacturing facilities at ABL and higher costs associated with certain raw materials, including steel, which increased approximately $4.0 million in the third quarter as compared to the prior year. During the quarter ended May 31, 2004, the Company announced a price increase on certain products, reflecting the rapid increase in raw materials costs. However, the Company does not expect to begin realizing the impact of the recently announced price increase until late in the fourth quarter. Consolidated operating expenses decreased to 34.7% of net sales in the third quarter of fiscal 2004, compared to 35.7% of net sales in the year-ago period. The decrease was due primarily to lower operating expenses as a percent of net sales at ABL and miscellaneous corporate gains, partially offset by greater expense for company-wide long-term incentive programs.

Consolidated operating profit of $37.4 million increased by $4.7 million, or 14.4%, in the third quarter of fiscal 2004 compared to the year-ago period. Consolidated operating profit margins were 7.0% of net sales in the third quarter of fiscal 2004 compared to 6.3% reported in the same period in 2003. The improvement in operating profit and margin was due primarily to better pricing and product mix, the impact of sourcing and other savings initiatives, and miscellaneous corporate gains of $1.7 million. Net income for the third quarter of fiscal 2004 increased 17.6% to $18.0 million from $15.3 million reported in the third quarter of fiscal 2003. The increase in net income resulted primarily from the increase in operating profit noted above, lower interest expense associated with the decrease in outstanding borrowings, and a lower income tax rate. These items were partially offset by pre-tax impairment charges of $0.9 million related to the consolidation of certain manufacturing facilities at ABL. Diluted earnings per share in the third quarter of fiscal 2004 was $0.42 compared to $0.37 reported in the third quarter of fiscal 2003, an increase of 13.5%. This increase was due primarily to an increase in net income, partially offset by an increase in common stock equivalents.

Acuity Brands Lighting

Net sales at ABL in the third quarter of fiscal 2004 were $397.5 million compared to $389.2 million reported in the year-ago period, an increase of $8.3 million, or 2.1%. The increase was due primarily to better pricing and product mix. The backlog at ABL increased approximately $59.8 million, or 41.5%, to $204.0 million at May 31, 2004 from $144.2 million at February 29, 2004, reflecting orders placed in advance of a price increase effective in May and the normal seasonal pattern for the non-residential construction market.

Operating profit at ABL increased $4.5 million, or 17.9%, to $29.6 million in the third quarter of fiscal 2004 from $25.1 million reported in the prior year. Operating profit margins improved to 7.4% of net sales in the third quarter of fiscal 2004 from 6.4% reported in the same period a year ago. The increase in operating profit and margins was due primarily to additional contribution from the increase in net sales, favorable pricing and product mix, and benefits from initiatives to reduce product costs and contain expenses. The improvement in operating profit was partially offset by higher than expected costs associated with the consolidation of four manufacturing facilities which totaled approximately $4.0 million in the third quarter and higher raw materials costs, primarily for steel.

Acuity Specialty Products

Net sales at ASP in the third quarter of fiscal 2004 were $134.7 million compared to $131.8 million reported in the year-ago period, representing an increase of $2.9 million, or 2.2%. The increase in net sales was due primarily to improved pricing in the U.S. institutional and industrial (“I&I”) channel and greater shipments to I&I customers in international markets, partially offset by the absence of sales from a small product line divested during the first quarter of fiscal 2004.

Operating profit at ASP in the third quarter of fiscal 2004 decreased slightly to $12.4 million from $12.5 million reported in the year-ago period. Operating margins decreased to 9.2% of net sales from 9.5% of net sales a year ago as additional contribution from the higher net sales noted above was more than offset by the impact of higher employee-related costs, certain raw materials, such as steel, and other general and administrative expenses such as property and casualty insurance.

Corporate

Corporate expenses were $4.5 million in the third quarter of fiscal 2004 compared to $4.9 million in the year-ago period. The decrease in corporate expenses relates primarily to miscellaneous corporate gains of $1.7 million, partially offset by greater expense for Company-wide restricted stock incentives resulting from a greater mix of restricted stock compared to stock options used as part of the Company’s long-term incentive plan in the year-ago period. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets, asset impairment charges related to the consolidation of manufacturing facilities at ABL, and foreign currency transactions. Interest expense, net, was $8.7 million, a decrease of $0.5 million, or 5.4%, from the year-ago period. This decrease was due primarily to a reduction in outstanding debt.

Income Taxes

The Company’s income tax rate decreased to 33.5% from 36.0% reported in the prior-year period primarily as a result of the recognition of certain non-taxable gains and a more favorable mix of income earned geographically.

Nine Months of Fiscal 2004 Compared to Nine Months of Fiscal 2003

Consolidated Results

Net sales for the nine months ended May 31, 2004 were $1,540.8 million compared to $1,515.7 million reported in the year-ago period, an increase of $25.1 million, or 1.7%. The growth in net sales was due primarily to greater shipments to the home improvement channel at ABL, better pricing and product mix, and increased shipments to the industrial and institutional channel at ASP, partially offset by a decline in demand in the non-residential construction market. Consolidated gross profit margins increased slightly to 41.4% of net sales in the nine months ended May 31, 2004, from 41.0% reported in the year-ago period, due primarily to improvements in pricing, the mix of products sold, and the impact of initiatives to reduce product costs, partially offset by higher costs associated with certain raw materials and expenses associated with the consolidation of certain manufacturing facilities at ABL. Consolidated operating expenses decreased slightly to 35.6% of net sales in the nine months ended May 31, 2004, compared to 35.8% of net sales in the same period one year earlier. The decrease was due primarily to the impact of programs to reduce operating expenses and improve efficiencies, partially offset by higher corporate expenses. Consolidated operating profit of $90.4 million was $12.0 million, or 15.3%, higher in the nine months ended May 31, 2004 compared to the year-ago period primarily due to higher net sales, partially offset by increased operating expenses. Consolidated operating profit margins were 5.9% of net sales in the nine months ended May 31, 2004 compared to 5.2% reported in the prior year. Net income for the nine months ended May 31, 2004 increased $7.0 million, or 20.9%, to $40.5 million from $33.5 million reported in the first nine months of fiscal 2003. The increase in net income resulted primarily from the increase in operating profit noted above, lower interest expense associated with the decrease in outstanding borrowings, and a lower income tax rate. These items were partially offset by fewer gains on the sale of non-core assets and by higher impairment charges related to the consolidation of manufacturing facilities at ABL. Diluted earnings per share in the first nine months of 2004 was $0.94 compared to $0.81 reported in the first nine months of 2003, an increase of 16.0%.

Acuity Brands Lighting

Net sales at ABL in the nine months ended May 31, 2004 were $1,158.0 million compared to $1,140.7 million reported in the year-ago period, an increase of $17.3 million, or 1.5%. The increase was due primarily to greater shipments of products to the home improvement channel and the impact of initiatives to improve price and product mix, partially offset by a decrease in shipments to certain key commercial, industrial, and electric utility channels, reflecting continued weakness in customer demand.

Operating profit at ABL increased $8.7 million, or 12.4%, to $78.7 million in the nine months ended May 31, 2004 from $70.0 million reported in the prior year. Operating profit margins improved to 6.8% of net sales in the first nine months of 2004 from 6.1% reported in the same period a year ago. The increase in operating profit and margins was due primarily to the increase in net sales, better pricing and a more favorable product mix, benefits from initiatives to reduce product costs and contain expenses, and a benefit related to the settlement of a patent infringement lawsuit during the second quarter of fiscal 2004. These improvements were partially offset by higher costs associated primarily with the consolidation of certain manufacturing facilities and higher raw materials costs in the third quarter.

Acuity Specialty Products

Net sales at ASP in the nine months ended May 31, 2004 were $382.8 million compared to $375.0 million reported in the year-ago period, representing an increase of $7.8 million, or 2.1%. The increase in net sales was due primarily to improved pricing in the U.S. I&I channel and greater shipments to I&I customers in international markets, partially offset by the absence of sales from a small product line divested during the first quarter of fiscal 2004. International sales were also favorably impacted by changes in exchange rates.

Operating profit at ASP in the nine months ended May 31, 2004 increased to $28.8 million from $21.0 million reported in the year-ago period. Operating margins advanced to 7.5% of net sales from 5.6% of net sales a year ago. The improvement in operating profit and margin was due primarily to the higher net sales noted above, the impact of price increases, the reduction of costs associated with marketing and logistics programs in the prior year, and lower general and administrative expenses, partially offset by higher employee-related expenses and certain raw materials costs.

Corporate

Corporate expenses were $17.1 million in the nine months ended May 31, 2004 compared to $12.6 million in the year-ago period. The increase was primarily due to greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, a greater mix of restricted stock compared to stock options used in the year-ago period, the effect of appreciation in the Company’s stock price on certain share-based programs during fiscal 2004, and an increase in the number of awards outstanding. This increase was partially offset by miscellaneous corporate gains of $1.8 million. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets, asset impairment charges related to the consolidation of manufacturing facilities at ABL, and foreign currency transactions. Interest expense, net, was $26.4 million, a decrease of $2.1 million, or 7.5%, from the year-ago period. This decrease was due primarily to a reduction in outstanding debt. During the nine months ended May 31, 2004, miscellaneous expense (income), net, included a pre-tax loss of approximately $1.5 million related to the impairment of certain long-lived assets associated with the consolidation of certain manufacturing facilities at ABL and other non-operating expenses, partially offset by a pre-tax gain of approximately $0.9 million related to the sale of a small product line at ASP. During the nine months ended May 31, 2003, miscellaneous expense (income), net, primarily included a pre-tax gain of approximately $0.9 million related to the sale of property, plant, and equipment, principally at ASP, a pre-tax gain of approximately $0.9 million related to the sale of certain non-core assets at ABL, and gains on foreign currency transactions.

Stock Option Expense

The Company anticipated adopting certain provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123, in fiscal 2004, which would have required stock options to be expensed. On March 31, 2004, the FASB issued an exposure document addressing share-based payment that would amend SFAS No. 123. The Company has elected to delay the recognition of expense related to stock options until a final standard is promulgated. The FASB expects to issue the final standard by December 31, 2004. The recognition of stock option expense was projected to reduce earnings in fiscal 2004 by approximately $0.02 per share for each quarter beginning with the second quarter. See Note 2 of Notes to Consolidated Financial Statements contained in this Form 10-Q.

Outlook

Results for the first nine months of fiscal 2004 were impacted by soft demand and uncertainties that existed in the Company’s key markets, particularly non-residential construction, sizeable increases in the cost of certain raw materials, primarily steel, and various initiatives aimed at improving productivity and product quality, increasing manufacturing efficiencies, and enhancing customer service capabilities. Although certain sectors of the economy appear to be showing signs of renewed activity that could result in modest growth in portions of the non-residential construction market starting in the second half of calendar year 2004, management remains cautious about the impact this renewed activity will have on the Company’s fiscal 2004 earnings. As a result, management expects full-year earnings, adjusted for the delay in accounting for stock option expense noted above, to be in the upper end of the range of $1.31 to $1.51 per share.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, casualty, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations, capital investments, profit improvement initiatives, debt payments, dividend payments, and required contributions into its pension plans; (b) planned spending of approximately $50 million for new plant and equipment during 2004; (c) expected changes in total indebtedness (including the timing of the changes in total indebtedness); (d) future net sales and earnings per share (including the timing of the future revenue and earnings within fiscal 2004); (e) expected increases in warranty expenses; and (f) the timing of the impact of the recently announced price increase at ABL. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (c) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (d) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (e) the risk that projected future cash flows from operations are not realized; (f) the impact of competition; (g) unexpected changes in the Company’s share price; and (h) unanticipated developments related to the product recall which commenced on March 10, 2004.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s term loan, amounted to $69.6 million at May 31, 2004. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at May 31, 2004 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at May 31, 2004 would have decreased the fair value of these notes by approximately $10.3 million. See Note 9 of the Notes to Consolidated Financial Statements, contained in this Form 10-Q, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of the net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during November 2003, the Company entered into certain foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At May 31, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $9.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax gain of approximately $0.3 million at May 31, 2004.

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2004. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the third quarter of fiscal 2004 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of May 31, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolving the proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 23).

(b) During the three months ended May 31, 2004, the Company filed Current Reports on Form 8-K as follows: on April 6, 2004 furnished under item 12 thereof related to the Company’s second quarter 2004 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: July 6, 2004	/s/ James S. Balloun
JAMES S. BALLOUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: July 6, 2004	/s/ Vernon J. Nagel
VERNON J. NAGEL
VICE CHAIRMAN AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT10(iii)A	(1) Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.

	(2) Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.

	(3) Letter Agreement between Acuity Brands, Inc. and John K. Morgan.	Filed with the Commission as part of this Form 10-Q.

	(4) Amended and Restated Severance Agreement between Acuity Brands, Inc. and John K. Morgan.	Filed with the Commission as part of this Form 10-Q.

	(5) Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.