Form 10-K
period 2004-08-31
ACUITY BRANDS INC
filed 2004-10-29
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Based on the closing price of the Registrant’s common stock of $24.43 as quoted on the New York Stock Exchange on February 27, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $1,029,677,179.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,424,289 shares as of October 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2004 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2004 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that are segmented based on the distinctive markets served – lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Brands Lighting” or “ABL”) designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment of Acuity Brands (“Acuity Specialty Products” or “ASP”) formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Of the Company’s fiscal 2004 net sales of approximately $2.1 billion, the lighting equipment segment generated approximately 75% of total net sales while the specialty products segment provided the remaining 25%. Information relating to the net sales, operating profits, and total assets of the Company’s two segments for the past three fiscal years is reported in the Consolidated Financial Statements included in this report.

Business Segments

Lighting Equipment

The lighting equipment business of Acuity Brands is operated by Acuity Brands Lighting. Acuity Brands Lighting is one of the world’s leading manufacturers of lighting fixtures for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional, industrial, infrastructure, and residential applications. ABL manufactures lighting products in the United States, Mexico, and Europe which are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Gotham®, Hydrel®, Peerless®, Antique Street Lamps™, Carandini™, American Electric Lighting®, SpecLight®, and Metal Optics™. ABL manufactures products in 17 plants in North America and three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, lighting showrooms, and electric utilities located in North America and select international markets. In North America, ABL’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ABL employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 2004, North American sales accounted for approximately 97% of ABL’s net sales. See Note 12 of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

Specialty Products

The specialty products business of Acuity Brands is operated by Acuity Specialty Products. ASP is a leading provider of specialty chemical products in the institutional and industrial (“I&I”) and retail markets. Products include cleaners, sanitizers, disinfectants, polishes, floor finishes, degreasers, deodorizers, pesticides, insecticides, and herbicides. ASP manufactures products in four North American plants and two European plants.

Acuity Specialty Products sells products to customers primarily in North America and Western Europe. In fiscal 2004, North American sales accounted for approximately 93% of the net sales of ASP. ASP serves a broad range of institutional and industrial customers, including municipalities and businesses ranging from small sole proprietorships to the largest 1000 corporations in the U.S. The core I&I business is primarily made up of varying sized customers where cleaning chemicals are important to the business and where the decision to purchase is local. While ASP services a wide array of business segments, individual markets in the I&I channel include food processing and preparation, transportation, education, automotive, government, and hospitality. ASP also sells numerous products under such well-known brands as Zep®, Enforcer®, Zep Commercial™, and Selig™ through retail channels such as large and small home improvement centers, mass merchandisers, and hardware stores.

Industry Overview

Lighting Equipment

The current size of the North American lighting fixture market is estimated at approximately $9.8 billion. The U.S. market, which represents approximately 86% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 50% of the total North American lighting market. The remainder of the market is made up of hundreds of providers.

The primary demand driver for ABL’s business is non-residential construction, both new and renovation. Based on industry data, new construction accounts for approximately 80% of the market, while renovations account for approximately 20%, though this mix can vary depending on economic conditions. Major trends that can impact the industry include the development of new technologies for lamps and ballasts, more effective optical designs, federal and state requirements for updated energy codes, and design technologies addressing environmental sustainability.

There has been a significant increase in the size and relative presence of the retail home improvement center segment in recent years. In addition, imports of foreign-sourced lighting fixtures continue to grow, driven by both the foreign production of U.S. manufacturers and imports of low-cost fixtures from Asian manufacturers. European-based electrical distributors have increased their presence in the U.S. with the acquisition of U.S.-based local and regional distributor chains, and smaller U.S. distributors continue to seek leverage through alignment with buying groups.

Specialty Products

The current size of the U.S. I&I market is approximately $8.0 billion and is highly fragmented. The Company estimates that six major players (including Acuity Specialty Products) represent approximately 50% of the total U.S. I&I market with the remainder divided among hundreds of regional players. In general, the Company estimates that the U.S. I&I market grows at a rate approximating Gross Domestic Product (“GDP”). To some extent, consumption of janitorial cleaning and sanitation products is discretionary, but in a health-driven, sophisticated market such as the U.S., the Company believes that health and safety regulations and customer expectations somewhat buffer demand downturns. Increasing legislation in the areas of food and occupational health that require increased ranges of application and frequency of use is fueling demand increases. In addition to the U.S. I&I market, there is a U.S. retail chemical market of approximately $4.3 billion, including an estimated $2.8 billion market for cleaners and an estimated $1.5 billion market for pest control.

The Company believes that two major trends are continuing to reshape the industry. First, health and safety regulations are shrinking the pool of available chemicals while at the same time increasing total use rates. This has pushed development of improved physical product formulations and application methods. Second, increased centralized corporate buying and consolidation of the supply chain are threatening reselling distributors and requiring increased base manufacturing and logistics skills.

Products

Lighting Equipment

Acuity Brands Lighting produces a wide variety of lighting fixtures used in the following applications:

•	Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended fluorescent lighting products, recessed downlighting, and track lighting, as well as “high-abuse” lighting products. The outdoor areas associated with these application segments are addressed by the lighting equipment business’s outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Applications primarily include warehouses and manufacturing facilities. The lighting equipment business serves these applications with a variety of glass and acrylic high intensity discharge (“HID”) and fluorescent lighting products.

•	Infrastructure — Applications include highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, and sign lighting.

•	Residential — Applications are addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Other Applications & Products — Other products include emergency lighting fixtures, which are primarily used in non-residential buildings, and lighting control and flexible wiring systems.

Lighting fixtures for numerous applications in a multitude of industry segments accounted for approximately 67% of total consolidated net sales during fiscal years 2004, 2003, and 2002. This does not include sales related to items such as wiring products, controls, and emergency lighting.

Specialty Products

ASP produces and supplies a wide variety of specialty chemical products that are used in numerous applications in a broad range of markets. These include:

•	Food Process and Food Preparation — Applications include integrated dispensing systems and innovative approaches to antimicrobial control to complement the existing cleaners and sanitizers.

•	Transportation — Applications include cleaning and maintenance products for numerous types of transportation equipment including individual or fleets of aircraft, public transport, trucks, and cars. Major products are used to provide exterior cleaning and enhanced appearance.

•	Education — Applications include products for schools and universities. The product range is broad and covers all cleaning and maintenance areas with specific emphasis on floor care and general cleaning and deodorizing.

•	Automotive — Applications include products for original equipment manufacturers, dealerships, and repair/service facilities. A comprehensive range of products includes aerosols, powders, solvents, absorbents, emulsions, acids, and aqueous alkaline cleaners and degreasers to satisfy necessary cleaning requirements.

•	Hospitality — Applications include products for hotels and motels. Products and dispensing systems are designed to supply maintenance, housekeeping, and laundry applications with a complete cleaning solution.

•	Contractors and Homeowners — Applications include products for contract cleaners, small business owners, and homeowners and are supplied through retail channels. Products provide a comprehensive range of floor care, general-purpose cleaners and sanitizers, drain maintenance, and pest control in convenient ready-to-use packaging.

•	Municipalities — Applications include products for city governments, airports, transit authorities, and police and fire departments. The broad product range covers all cleaning and maintenance areas. Emphasis is on the total cost of cleaning solutions.

Specialty chemical products, excluding items sold to facilitate the use of chemicals, accounted for approximately 21% of total consolidated net sales during fiscal years 2004, 2003, and 2002.

Sales and Marketing

Lighting Equipment

Sales. ABL provides North American market coverage with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. In total, these sales forces consist of approximately 1,700 salespeople (200 factory-employed and 1,500 independent sales representatives in over 200 separate sales agencies). ABL also operates two separate European sales forces and an international sales group coordinating sales outside of North America and Europe.

Marketing. ABL markets its products to a multitude of end users through a broad spectrum of marketing and promotional vehicles, including direct customer contact, on-site training, print advertising in industry publications, product brochures, and other literature, as well as electronic media. On-site training is conducted at dedicated product training facilities at ABL’s headquarters in Conyers, Georgia, at the Holophane facility in Newark, Ohio, and at its Austin, Texas facility.

Specialty Products

Sales. The sales organization at ASP consists of approximately 1,850 sales representatives worldwide. The compensation model in the I&I channel is primarily 100% commission-based. Net sales are largely dependent on the hiring, training, and retention of the commissioned sales representatives.

The ASP sales organization covers the U.S., Canada, Italy, the Benelux countries, and certain other smaller markets. The I&I market is serviced primarily through four U.S. divisions, as well as Canadian and European divisions. Each of the four U.S. divisions includes approximately 240 to 365 sales representatives, supplemented by a complement of customer and technical service personnel. The Canadian and European operations have approximately 150 and 250 sales representatives, respectively. The retail sales division utilizes approximately 160 salaried sales and management personnel to focus primarily on the home center channel.

Marketing. ASP’s marketing efforts are focused on supporting a sell-through program from ASP through the sales organization and to the customer. ASP’s primary marketing focus is in four distinct areas: market planning, product management, market-based pricing, and marketing services. Market planning includes comprehensive strategic and tactical plan development and support emphasizing financial objectives and accountability. Product management includes new product development and chemical dispensing equipment management. Market-based pricing takes into account competitive analysis and leverages the flexibility of the ASP operating platform. Marketing services provides sales support tools and collateral sales information to ASP’s worldwide sales force and customer base.

Customers

A single customer in the home improvement channel, The Home Depot, accounted for more than 10% of the net sales of Acuity Brands in fiscal years 2004 and 2003. The loss of that customer could adversely affect the Company’s results of operations.

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

Specialty Products

Customers of ASP consist of I&I customers (approximately 80% of ASP net sales) and retail customers (approximately 20% of ASP net sales). I&I customers range from sole proprietorships to the largest 1000 corporations in the U.S. and governmental agencies and are in various markets, including food processing and preparation, transportation, education, automotive, and hospitality. The core I&I business is primarily made up of varying sized customers where cleaning chemicals are important to the business and where the decision to purchase is local. Retail customers primarily include large and small home improvement centers, mass merchandisers, and hardware stores.

Manufacturing

Acuity Brands, through its businesses, operates 26 manufacturing facilities, including 13 facilities in the United States, one facility in Canada, seven facilities in Mexico, and five facilities in Europe.

Lighting Equipment

ABL utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end products through superior capabilities. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The integration of the use of local suppliers’ factories and warehouses also provides an opportunity to lower ABL-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. ABL also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, primarily poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. Net sales of product manufactured by others currently accounts for 17% of the total net sales of ABL. Of total product manufactured by ABL, U.S. operations produce approximately 53%; Mexico produces approximately 44%; and Europe produces approximately 3%. Management does not believe that the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ABL.

During fiscal 2004, management focused on initiatives to make the Company more globally competitive. One of these initiatives at ABL related to enhancing its global supply chain and included the consolidation of certain manufacturing facilities into more efficient locations. The Company has closed five facilities as part of this initiative, with an additional facility expected to be closed in the next twelve months. This initiative, the Manufacturing Network Transformation (“MNT”), will result in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. Total square footage used for manufacturing at ABL has been reduced from 3.6 million to 3.2 million as a result of MNT.

Specialty Products

ASP manufactures products at six facilities located in the United States, Canada, Holland, and Italy. The three U.S. facilities produce approximately 87% of manufactured product; the Canadian facility produces approximately 5%; and the two European facilities produce approximately 8%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 26% of the net sales volume of ASP. Outsourced product is predominately manufactured in the U.S. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ASP.

Distribution

Lighting Equipment

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Specialty Products

Products sold to I&I markets are shipped from strategically located distribution centers throughout North America and in Europe, while retail products are distributed nationwide from the Georgia plants and warehouses. Products are primarily delivered through common carriers.

Research and Development

Lighting Equipment

Research and development efforts at ABL are targeted toward the development of products with an ever-increasing performance-to-cost ratio, while close relationships with lamp and ballast manufacturers are maintained to understand technology enhancements and incorporate them in ABL’s fixture designs. ABL operates five separate product development model facilities, incorporating eight photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For the fiscal years 2004, 2003, and 2002, research and development expense at ABL was $27.9 million, $26.1 million, and $20.3 million, respectively.

Specialty Products

At ASP, research and development is directed at developing product systems that provide comprehensive solutions for broad-based customer applications. Efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Technical expertise is employed to move proven technologies into new applications. Research and development expense at ASP for the fiscal years 2004, 2003, and 2002, excluding technical services, was $2.1 million, $1.3 million, and $1.7 million, respectively.

Competition

Lighting Equipment

The lighting equipment industry served by ABL is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality and design, customer relationships, and service capabilities. Main competitors in the lighting industry include Cooper Industries, Genlyte Thomas Group, and Hubbell. The management of Acuity Brands believes that the four largest lighting manufacturers (including ABL) possess approximately a 50% share of the total North American lighting market.

Specialty Products

The specialty products industry served by ASP is highly competitive. Overall, competition is fragmented, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets served by ASP. Competition is based primarily on brand name recognition, price, product quality, and customer service.

Competitors in the specialty products industry include NCH, Rochester Midland, State Chemical, JohnsonDiversey, and Ecolab. Management estimates ASP and its major competitors have approximately 50% of the total U.S. I&I market and the remainder is divided among hundreds of regional competitors.

Environmental Regulation

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. See Item 3: Legal Proceedings below for a discussion of certain environmental matters.

Raw Materials

The products produced by Acuity Brands require certain raw materials, including aluminum, plastics, electrical components, solvents, surfactants, petroleum-based products, and certain grades of steel. For example, Acuity Brands purchases approximately 130,000 tons of steel and aluminum in various forms on an annual basis depending on various factors including product mix. Acuity Brands purchases most raw materials on the open market and relies on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods.

Acuity Brands does not expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to twelve months. Significant increases in the prices of Acuity Brands’ products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability, as well as a material adverse effect on the results of operations of Acuity Brands.

Each business constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. Additionally, each business has conducted internet auctions as a method of competitive bidding. The Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as ballasts), and finished goods.

Backlog Orders

The Company produces and stocks large quantities of inventory at key distribution centers and warehouses throughout North America. ASP satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer’s order is placed and therefore, sales order backlogs for the specialty products business were not material. Sales order backlogs of the lighting equipment business believed to be firm as of August 31, 2004 and 2003 were $152.8 million and $136.1 million, respectively.

Patents, Licenses and Trademarks

Acuity Brands owns or has licenses to use various domestic and foreign patents, patent applications, and trademarks related to its products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to the products of Acuity Brands, are important factors for its businesses. To protect these proprietary rights, Acuity Brands relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of Acuity Brands.

Management of Acuity Brands is not aware of any such material unauthorized use or of any pending claims where Acuity Brands does not have the right to use any intellectual property material to the businesses of Acuity Brands. While patents and patent applications in the aggregate are important to the competitive position of Acuity Brands, no single patent or patent application is material to the Company.

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

A significant portion of the net sales of ABL relates to customers in the new construction and renovation industries, primarily for commercial and industrial applications. These industries are cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of ABL and Acuity Brands as a whole. In addition, net sales at ASP are dependent on the retail, wholesale, and industrial markets, demand for which is generally associated with GDP in the United States. Economic downturns and the potential decline in key construction markets and demand for specialty chemicals may have a material adverse effect on the net sales and operating income of Acuity Brands.

International Operations

Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 47% and 13% of the products manufactured by the lighting equipment and specialty products segments, respectively, are manufactured outside the United States.

Of total product manufactured by ABL, approximately 44% is produced in Mexico. These operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has resulted in increased labor costs and could result in increased labor costs in the future. Acuity Brands may be required to make additional investments in automating equipment to partially offset potential increased labor costs.

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

For fiscal year 2004, net sales outside the U.S. represented approximately 13% and 17% of the total net sales of the lighting equipment and specialty products businesses, respectively. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Acuity Brands

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the

Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “Investor Info” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is expressly not incorporated by reference into this Annual Report on Form 10-K.

Additionally, the Company has adopted a written Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers, and employees, including its principal executive officer and senior financial officers. This Code of Ethics and Business Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics and Business Conduct and the Company’s Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on the Company’s website. Additionally, the Statement of Responsibilities of Committees of the Board and the Statement of Rules and Procedures of Committees of the Board, which contain the charters for the Company’s Audit Committee, Compensation Committee, and Governance Committee and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on the Company’s website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, the Statement of Responsibilities of Committees of the Board, and the Statement of Rules and Procedures of Committees of the Board is available in print to any stockholder of the Company that requests such document by contacting the Company’s Investor Relations department.

Employees

Acuity Brands employs approximately 11,000 employees, of whom approximately 7,500 are employed in the United States, 2,500 in Mexico, 400 in Canada, and 600 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 4,500 persons (including approximately 2,400 in the United States). Management believes that it generally has a good relationship with both its unionized and non-unionized employees.

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities
Lighting Equipment	14	6	Manufacturing Facilities
	1	7	Warehouses
	1	6	Distribution Centers
	7	21	Offices
Specialty Products	4	2	Manufacturing Facilities
	10	38	Warehouses/Branches
	—	3	Distribution Centers
	—	11	Offices

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total
Lighting Equipment
Owned	8	—	5	1	14
Leased	2	—	2	2	6
Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	13	1	7	5	26

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain in the lighting equipment segment will result in the consolidation of certain manufacturing facilities. However, the Company believes that the remaining facilities will have sufficient capacity to serve the needs of the customers of ABL.

Item 3. Legal Proceedings

General

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of August 31, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

For property that the Company owns on Academy Drive in Northbrook, Illinois, ABL is investigating whether acids, caustics, or other chemical constituents associated with the former anodizing process or wastewater pre-treatment system at the facility impacted soil or groundwater under the building. As of August 31, 2004, the Company had reserved $0.5 million to cover anticipated costs of investigating and addressing any such impacts and restoring those areas to facilitate the sale of the property to a third party. Depending upon the results of the investigation, actual costs to address such impacts and restoring those areas may be substantially higher or lower than the amount reserved.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI”. At October 25, 2004, there were 5,211 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2004
First Quarter	$24.34	$17.73	$0.15
Second Quarter	$26.44	$22.60	$0.15
Third Quarter	$26.89	$21.63	$0.15
Fourth Quarter	$27.83	$21.44	$0.15

2003
First Quarter	$15.60	$11.00	$0.15
Second Quarter	$15.26	$12.24	$0.15
Third Quarter	$16.57	$12.71	$0.15
Fourth Quarter	$19.05	$14.90	$0.15

2002
First Quarter	*	*	*
Second Quarter	$14.89	$10.70	$0.15
Third Quarter	$19.40	$14.00	$0.15
Fourth Quarter	$18.60	$11.35	$0.15

*	Public trading of the Acuity Brands shares (other than on a when-issued basis) did not commence until December 3, 2001.

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands, which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2004. The historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto. Operating expenses in the historical income statements prior to December 1, 2001 reflect direct expenses of the businesses of Acuity Brands together with allocations of certain NSI corporate expenses that were charged to Acuity Brands based on usage or other methodologies appropriate for such expenses. In the opinion of Acuity Brands management, these allocations have been made on a reasonable basis. Actual per-share data prior to August 31, 2003 has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI during all or a portion of such periods. Pro forma basic earnings per share as shown is calculated as net income divided by the historical NSI weighted average shares outstanding during the period.

	Years Ended August 31,
	2004	2003	2002	2001	2000
	(In thousands, except per-share data)
Net sales	$2,104,167	$2,049,308	$1,972,796	$1,982,700	$2,023,644
Net income	67,214	47,782	52,024	40,503	83,691
Basic earnings per share	1.60	1.15	n/a	n/a	n/a
Diluted earnings per share	1.56	1.15	n/a	n/a	n/a
Pro forma basic earnings per share	n/a	n/a	1.26	0.99	n/a

Total assets	1,364,529	1,284,113	1,357,954	1,330,575	1,422,880
Long-term debt (less current maturities)	390,210	391,469	410,630	373,707	380,518
Total debt	395,721	445,808	543,121	608,830	636,434
Cash dividends declared per common share	0.60	0.60	0.45	n/a	n/a

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2004, 2003, and 2002. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Information Statement on Form 10/A filed with the Securities and Exchange Commission on November 9, 2001 for additional information regarding the Company, its formation, and potential risk factors associated with the Spin-off.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that are segmented based on the distinctive markets served – lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Brands Lighting” or “ABL”) designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment of Acuity Brands (“Acuity Specialty Products” or “ASP”) formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,000 employees worldwide.

ABL produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 27 factories and distribution facilities to serve its extensive customer base. ASP is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 different products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses. While Acuity Brands has been publicly held as a stand-alone company less than three years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

The Spin-off of Acuity Brands from National Service Industries, Inc. (“NSI”) was effected on November 30, 2001 through a tax-free distribution to NSI stockholders of 100% of the outstanding shares of common stock of Acuity Brands, Inc., at that time a wholly-owned subsidiary of NSI owning and operating the lighting equipment and specialty products businesses. Therefore, the results of operations prior to November 30, 2001 are based on certain assumptions more fully described in Note 1 of the Notes to Consolidated Financial Statements. The Company operates on a fiscal year end of August 31.

Strategy

A long-term objective of Acuity Brands is to be a broader, more diversified industrial manufacturing organization capable of delivering consistent growth in earnings and cash flow. A broader and more diversified organization has less dependency on a single customer or market and generally experiences reduced volatility in earnings and cash flow caused by the cyclicality of a dominant industry. Acuity Brands continued to focus on key initiatives during fiscal 2004 that were directed at creating a foundation for the achievement of the Company’s long-term financial goals, which are as follows:

•	Generating consolidated operating margins in excess of 10%

•	Growing earnings per share in excess of 15% per annum

•	Providing a return on stockholders’ equity of 15% or better

•	Reducing the Company’s debt to total capitalization ratio to below 40%

In 2004, the Company demonstrated meaningful improvement in financial performance while experiencing no tangible improvement in one of its key markets, non-residential construction. The improvement in 2004 performance resulted from the benefits of numerous initiatives to introduce new products, expand margins, improve operating efficiencies, and lower costs. The Company delivered improved results while incurring costs and inefficiencies to redeploy resources within the supply chain at ABL, which the Company anticipates will strengthen future performance, and while confronting rising costs for certain purchased components and raw materials.

Economic conditions were less robust than many economists predicted at the start of fiscal 2004. While Gross Domestic Product (“GDP”) in the United States, the Company’s primary area of operation, is expected to increase approximately 4.0% for calendar year 2004, the Company continued to experience weakness in certain key markets, including non-residential construction, electrical utilities, and industrial manufacturing, many of which have reported declines from the previous year. Non-residential construction is estimated to decline in calendar year 2004 by approximately 0.2% (or 2.0% for Acuity Brands’ fiscal 2004), the fifth consecutive year of decline. For Acuity Brands, these conditions created a challenging business environment in 2004 characterized by weak demand in key markets and increasing costs for certain components and raw materials (including steel and petroleum-based products).

However, in spite of these issues, Acuity Brands grew net sales by approximately 3% due primarily to initiatives that introduced new products, improved pricing and margins, and diversified the Company’s customer base and channels of distribution, largely through continued expansion into the home improvement channel at ABL. Further, the Company made investments to enhance and expand its global supply chain, to develop and introduce new products, to accelerate sales and marketing initiatives, and to implement new organizational development programs. The cost of many of these initiatives and the negative influences impacting the Company’s key markets was more than offset by profit improvement programs implemented to enhance margins, improve operating efficiencies, and lower costs. Additionally, the Company reduced debt by $50.1 million as of August 31, 2004 while accelerating investment in key areas of the business during the year and continuing to pay $25.4 million in annual dividends.

During fiscal 2005, management intends to build on the success and momentum of initiatives implemented in prior years as well as engage in new programs to enhance customer service, product development, productivity, and profitability. Management also expects to continue investing in information technology capabilities at ABL and to begin the implementation of an enterprise resource planning system at ASP. In 2005, the Company will focus on programs to:

•	Enhance customer service and delivery

•	Improve product quality

•	Increase pricing and selling effectiveness

•	Accelerate productivity and operational effectiveness

•	Generate free cash flow

The Company-wide focus of these programs will be to strengthen relationships with customers, reduce non-value added costs, and drive excellence in every aspect of the Company through a culture of continuous improvement. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings, primarily from banks. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to meet its obligations as they become due and to maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that over the next twelve months it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment plan and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividends in 2005 as were paid in 2004, and to make required contributions into the Company’s defined benefit plans. The Company expects to invest between $50.0 million and $55.0 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2005, consistent with spending in 2004. See further information in the Outlook section below.

Cash Flow

The Company continues to generate substantial cash flow from operations. In 2004, the Company generated $113.3 million in cash flow from operations compared to $160.3 million and $146.8 million reported in 2003 and 2002, respectively. Earnings, depreciation, and benefits from changes in accounts payable and non-operating working capital were the primary contributors to the Company’s cash flow from operations in 2004, partially offset by cash used for accounts receivable and inventory. The Company used its cash flow in 2004 primarily to reduce debt, to fund capital expenditures, and to fund quarterly dividend payments.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $53.8 million and $28.2 million in 2004 and 2003, respectively, for new tooling, machinery, and equipment. The significant increase in spending in 2004 was due primarily to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities within ABL and investments to improve manufacturing and waste management capabilities at ASP. Over the last three years, the Company invested a total of $115.5 million for new plant, equipment, and tooling, primarily to improve productivity and product quality, to create new products, to increase manufacturing efficiencies, and to enhance its customer service capabilities in each segment. As noted above, management expects capital spending in 2005 to be consistent with spending in 2004, while the Company continues to invest in the improvement of its manufacturing and information technology capabilities. The Company believes that these investments will enhance its operations and financial performance in the future.

Consolidated working capital (calculated as current assets minus current liabilities) at August 31, 2004 was $271.4 million compared to $199.1 million at August 31, 2003, an increase of $72.3 million. Consolidated working capital at August 31, 2002 was $160.2 million. The increase in working capital in 2004 compared to 2003 was due primarily to reduced short-term borrowings and increases in accounts receivable and inventory, partially offset by an increase in accounts payable. Operating working capital (calculated by adding accounts receivable, net, plus inventory, and subtracting accounts payable) increased $22.0 million to $347.4 million at August 31, 2004 from the end of 2003. The increase in operating working capital was due primarily to greater sales volume during the year and to help alleviate service issues caused by the consolidation of certain manufacturing plants. Operating working capital as a percentage of net sales at the end of 2004 increased slightly to 16.5% from 15.9% in 2003. Despite the weak economic environment in 2004, the Company did manage to generate a significant amount of cash flow, a portion of which was used to reduce outstanding debt as more fully described below. At August 31, 2004, the current ratio (calculated as current assets divided by current liabilities) of the Company improved to 1.75 compared to 1.55 at the end of 2003. The Company’s consolidated cash position decreased slightly to $14.1 million at August 31, 2004 compared to $16.1 million at August 31, 2003, primarily due to the timing of the availability of funds received from customers at year-end.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2004:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt (1)	$391,721	$1,511	$19,119	$160,087	$211,004
Revolving Credit Facility (2)	4,000	4,000	—	—	—
Operating Leases (3)	85,925	19,508	21,671	14,690	30,056
Purchase Obligations (4)	2,091	2,091	—	—	—
Other Long-term Liabilities (5)	46,885	4,794	11,512	9,760	20,819

Total	$530,622	$31,904	$52,302	$184,537	$261,879

(1)	These amounts (which represent the amounts outstanding at August 31, 2004) are included in the Company’s Consolidated Balance Sheets. See Note 4: Short-Term Borrowings and Long-Term Debt for additional information regarding debt and other matters.
(2)	This amount (which represents the amount outstanding at August 31, 2004) is included in the Company’s Consolidated Balance Sheets. See Note 4: Short-Term Borrowings and Long-Term Debt for additional information regarding the Company’s Revolving Credit Facility.
(3)	The Company’s operating lease obligations are described in Note 6: Commitments and Contingencies.
(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(5)	These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term incentive programs. Estimates of the amount and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, stock price fluctuations, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables as well and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations absent those contributions. See Note 3: Pension and Profit Sharing Plans for additional information. Additionally, the amounts in this table do not include amounts related to certain deferred compensation arrangements for which there is an offsetting asset included in the Company’s Consolidated Balance Sheets.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding at August 31, 2004 was $395.7 million compared to $445.8 million at August 31, 2003. Total debt decreased $50.1 million (11.2%) and $147.4 million (27.1%) from August 31, 2003 and 2002, respectively. The decrease in fiscal 2004 was due primarily to the strong cash flow from operations, partially offset by capital expenditures and the payment of dividends.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had $4.0 million and $5.0 million in outstanding borrowings under the Revolving Credit Facility at August 31, 2004 and 2003, respectively. At August 31, 2004, the Company had additional borrowing capacity of $175.7 million under the Revolving Credit Facility under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding borrowings of $4.0 million and outstanding letters of credit of $20.3 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Revolving Credit Facility.

During 2004, the Company’s consolidated stockholders’ equity increased $69.7 million to $478.0 million at August 31, 2004 due to net income earned during the year, the issuance of shares under its compensation programs, a reduction in the Company’s pension obligations, and the favorable impact of foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by adding current maturities of long-term debt, short-term secured borrowings, revolving credit facility, and long-term debt, less current maturities, and dividing that number by the sum of that number and total stockholders’ equity) was approximately 45.3% at August 31, 2004, down from approximately 52.2% at August 31, 2003.

Dividends

The Company paid cash dividends on common stock of $25.4 million ($0.60 per share) during 2004 compared to $24.9 million ($0.60 per share) in 2003. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003

Consolidated Results

Consolidated net sales were $2,104.2 million in 2004 compared to $2,049.3 million reported in 2003, an increase of 2.7%. For the year ended August 31, 2004, the Company reported net income of $67.2 million compared to $47.8 million earned in 2003. Diluted earnings per share were $1.56 in 2004 compared to $1.15 reported in 2003.

Net sales increased approximately 2.7% and 2.6% at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The growth in net sales was due primarily to greater shipments to the home improvement channel at ABL, better pricing and product mix, and increased shipments to the industrial and institutional channel at ASP. This was partially offset by a decline in demand in the non-residential construction market and the absence of sales from a small product line divested during the first quarter of fiscal 2004.

Consolidated operating profit was $137.9 million (6.6% of net sales) in 2004 compared to $110.3 million (5.4% of net sales) reported in 2003, an increase of 25.0%. The increase was due primarily to the contribution margin from higher net sales, benefits from continuous improvement programs (including sourcing initiatives to lower product costs), efficiencies resulting from the Manufacturing Network Transformation (“MNT”) initiative at ABL, and certain pre-tax charges of $10.7 million that were not repeated in fiscal 2004 and are more fully described below. These improvements were partially offset by higher costs for certain purchased components and raw materials (particularly steel which increased approximately $9.0 million in 2004), higher costs associated with programs to streamline the supply chain at ABL, and costs associated with a product recall. Operating profit margins improved 120 basis points due primarily to higher gross profit margins. See further information related to the product recall in Note 6 of Notes to Consolidated Financial Statements.

During fiscal 2004, management focused on initiatives to make the Company more globally competitive. One of these initiatives, MNT, related to enhancing its global supply chain, included the consolidation of certain manufacturing facilities into more efficient locations at ABL. This initiative is expected to result in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. In 2004, total square footage was reduced to 3.2 million from 3.6 million as a result of MNT. The overall net impact of MNT on financial results in 2004 was minimal.

Consolidated gross profit margins increased to 41.5% of net sales in 2004 from 40.5% reported in 2003. Gross profit margins increased due primarily to improvements in pricing, the mix of products sold, gains in manufacturing efficiencies, and the impact of initiatives to reduce product costs, partially offset by higher costs associated with certain raw materials and costs associated with programs to streamline the supply chain at ABL. Operating expenses at Acuity Brands in 2004 were 35.0% of net sales compared to 35.1% of net sales in 2003.

Other expense for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including the gain or loss on the sale of assets and gains or losses on foreign currency transactions. Interest expense, net, was $34.9 million and $37.4 million in 2004 and 2003, respectively. Interest expense, net, was down 6.7% in 2004 compared to 2003 primarily because of reduced levels of debt outstanding throughout the period, offset slightly by a higher weighted average interest rate resulting from less short-term debt. Miscellaneous expense (income), net, was $1.4 million of expense and $1.9 million of income in 2004 and 2003, respectively. The change was due primarily to an increase in losses on the sale of property, plant, and equipment, and the unfavorable impact of foreign currency fluctuations.

The effective tax rate reported by the Company was 34.5% and 35.9% in 2004 and 2003, respectively. The decrease in the rate in fiscal 2004 was primarily the result of the recognition of certain non-taxable gains.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1,580.5 million and $1,538.8 million for the years ending August 31, 2004, and 2003, respectively, an increase of 2.7%. The increase in net sales during 2004 was due primarily to greater shipments of products to the home improvement channel and the impact of initiatives to improve price and product mix. This was partially offset by a decrease in shipments to certain key commercial, industrial, and electric utility channels, reflecting continued weakness in customer demand. The backlog at ABL increased $16.7 million, or 12.3%, to $152.8 million at August 31, 2004 from $136.1 million at August 31, 2003.

Operating profit increased 22.8% in 2004 to $118.9 million from $96.8 million reported in 2003. Operating profit margins improved to 7.5% in 2004 from 6.3% in 2003. The increase in operating profit and margin in 2004 was primarily the result of the contribution margin from the higher sales noted above, gains in manufacturing efficiencies, savings from sourcing initiatives, and a prior year charge of $8.0 million for a patent litigation settlement which was not repeated in fiscal 2004. These items were partially offset by higher costs of certain raw materials, unanticipated costs of approximately $11.0 million related to programs to streamline the supply chain, and estimated costs of $2.5 million associated with an expected product recall. See Note 6 in Notes to Consolidated Financial Statements for more information on the product recall.

Acuity Specialty Products

Net sales at ASP were $523.7 million in 2004 compared with $510.6 million in 2003, representing an increase of $13.1 million or 2.6%. The increase in 2004 net sales was due primarily to improved pricing in the U.S. I&I channel and greater shipments to I&I customers in international markets, partially offset by the absence of sales from a small product line divested during the first quarter of fiscal 2004, and lower shipments of non-core products. International sales were also favorably impacted by changes in exchange rates.

Operating profit increased 39.3% in 2004 to $43.6 million from $31.3 million reported in 2003. Operating profit margins advanced to 8.3% in 2004 from 6.1% in 2003. The increase in operating profit and margin in 2004 was primarily the result of the contribution margin from the higher sales noted above, 2003 charges of $2.7 million related to environmental matters, and charges related to inventory that were recorded in the prior year. These items were partially offset by higher employee-related expenses.

Corporate

Corporate expenses increased to $24.6 million in 2004 from $17.8 million reported in 2003. The increase in corporate expense in 2004 was due primarily to greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, a greater mix of restricted stock compared to stock options used in the year-ago period, the effect of appreciation in the Company’s stock price on certain share-based programs during fiscal 2004, and an increase in the number of awards outstanding. This increase was partially offset by miscellaneous corporate gains of $1.8 million. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Fiscal 2003 Compared with Fiscal 2002

Consolidated Results

Consolidated net sales were $2,049.3 million in 2003 compared to $1,972.8 million reported in 2002, an increase of 3.9%. For the year ended August 31, 2003, the Company reported net income of $47.8 million compared to $52.0 million earned in 2002. Earnings per share were $1.15 in 2003 compared to $1.26 reported in 2002. Included in net income and earnings per share for 2003 were $8.0 million of pre-tax expense related to the settlement of patent litigation and approximately $2.7 million of pre-tax expense related to environmental matters at ASP.

Net sales increased approximately 4.3% and 2.5% at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The increase in net sales at ABL was due primarily to greater shipments of products through channels of distribution serving national accounts and home improvement centers and to price increases for certain products. This was partially offset by lower shipments to certain other key commercial and industrial markets due primarily to the continued economic weakness that prevailed throughout the year. Net sales at ASP increased as greater shipments to mass merchandisers and home improvement centers and higher sales in Europe and Canada were partially offset by decreased net sales in the core industrial and institutional channel attributable to weak economic conditions.

Consolidated operating profit was $110.3 million (5.4% of net sales) in 2003 compared to $121.0 million (6.1% of net sales) reported in 2002, a decrease of 8.8%. The decrease in operating profit was primarily due to approximately $8.0 million of pre-tax expense related to the settlement of patent litigation and approximately $2.7 million of pre-tax expense related to certain environmental matters, pricing pressures from certain competitors, rising product related costs (including steel and petroleum-based components), and non-discretionary spending for various insurance programs. These items were partially offset by additional contribution from the increase in sales noted above. The Company also made investments to expand its global supply chain, to develop and introduce new products, to accelerate sales and marketing initiatives, and to implement a new organizational development program. Overall in 2003, the Company was able to offset the cost of many of these new initiatives and the negative influences impacting the Company’s key markets through profit improvement programs implemented to better manage discretionary spending, to lower product costs (including strategic sourcing), and to enhance manufacturing efficiencies.

Consolidated gross profit margins increased to 40.5% of net sales in 2003 from 39.8% reported in 2002. Gross profit margins increased largely as a result of the higher net sales noted above and the impact of profit improvement initiatives that helped offset the cost of higher raw materials and expenses associated with the consolidation of certain manufacturing facilities at ABL. Operating expenses at Acuity Brands in 2003 were $719.4 million (35.1% of net sales) compared to $663.6 million (33.6% of net sales) in 2002. Benefits of cost containment programs throughout the Company were more than offset by increases in non-discretionary spending, the settlement of the patent litigation, charges related to environmental matters at ASP, higher expenses for sales and marketing initiatives, higher logistics costs, and higher corporate expenses associated primarily with stock-based benefit programs.

Other income (expense), net, for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including the gain or loss on the sale of assets and gains or losses on foreign currency transactions. Interest expense, net was $37.4 million and $40.7 million in 2003 and 2002, respectively. Interest expense, net was down 8.1% in 2003 compared to 2002 primarily because of reduced levels of debt outstanding throughout the period. The Company generated a pre-tax gain of $1.4 million in fiscal 2003 compared to $3.2 million in fiscal 2002 on the sale of certain non-core assets. The effective tax rate reported by the Company was 35.9 % and 37.2% in 2003 and 2002, respectively.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1,538.8 million and $1,474.9 million for the years ended August 31, 2003, and 2002, respectively, an increase of 4.3%. The increase in net sales during 2003 was due primarily to greater shipments of products through channels of distribution serving national accounts and home improvement centers and the impact of price increases for certain products. This was partially offset by lower shipments to certain other key commercial and industrial markets due to the continued economic weakness that prevailed throughout the year. The backlog at ABL decreased from August 31, 2002 by $8.6 million, or 5.9%, to $136.1 million at August 31, 2003.

Operating profit increased 7.1% in 2003 to $96.8 million from $90.4 million reported in 2002. The increase in operating profit in 2003 was primarily the result of the contribution margin from the higher sales noted above and continuous improvement programs, including sourcing initiatives to lower product costs and improvements in the manufacturing operations at many ABL locations. These items were partially offset by $8.0 million of pre-tax expense related to the settlement of patent litigation, costs associated with the consolidation of certain manufacturing facilities, higher raw materials costs, greater spending for sales and marketing initiatives associated with new product introductions and penetration of the home improvement channel, and higher logistics costs.

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

Operating profit decreased 30.3% in 2003 to $31.3 million from $44.9 million reported in 2002. The decrease in operating profit in 2003 was primarily the result of the higher costs for certain initiatives, including new product introductions, increased spending to penetrate the mass merchandise channel, and expanded sales, marketing and logistics programs; rising costs for certain raw materials, partially offset by various initiatives to reduce expenses; a $2.7 million charge related to environmental matters; and a $1.9 million charge to reflect the fair market value of certain inventories.

Corporate

Corporate expenses increased to $17.9 million in 2003 from $14.4 million reported in 2002. The increase in corporate expense in 2003 was primarily due to increased expenses associated with certain stock-based benefit programs, liability insurance, and expanded audit services.

Outlook

Management expects that fiscal 2005 will be a challenging year. This caution is due to the potential for continued weakness in a key market, non-residential construction; the significant impact of rising costs, particularly for certain components and raw materials; and the impact of growing government regulations. In light of tepid demand for non-residential lighting fixtures and the anticipated timing of raw material cost increases, operating results for the first half of fiscal 2005 are expected to be relatively consistent with those of the first half of fiscal 2004. For the full year, the Company hopes to again make meaningful progress in 2005 towards the long-term goals of growing earnings per share in excess of 15% per annum, providing a return on stockholders’ equity of 15% or better, and reducing the Company’s debt to total capitalization ratio to below 40%. Management expects to realize benefits from continuous improvement initiatives and annual product and price review programs to help offset rising costs and expects to improve consolidated operating profit margins by at least 70 basis points in 2005. In 2005, the Company expects to achieve its debt targets while investing approximately $50.0 to $55.0 million in capital expenditures and paying annual dividends of approximately $26.0 million.

In 2005, the focus of the organization will remain on improving the products and services it provides to customers, becoming more productive and efficient, and enhancing profitability while continuing to diversify and expand the many end markets and customers served. As part of that effort, the Company commenced the MNT initiative and other initiatives in 2003 to improve the capabilities and cost structure of the supply chain at ABL. MNT should be completed in fiscal 2005 and will continue to result in the consolidation of certain facilities into ABL’s most productive and efficient plants, as well as expand the worldwide sourcing capabilities of ABL. While a significant portion of the capital investment for MNT occurred in 2004, management expects some carryover spending into fiscal 2005. Expenses associated with MNT for severance and relocation have been, and are expected to continue to be, largely offset by cost savings and asset sales from the program. The timing of future expense recognition will depend on the actual dates of certain events and may impact the Company’s quarterly results differently than management currently anticipates. While the Company incurred approximately $11.0 million of unanticipated costs in 2004 related to programs to streamline the supply chain, including MNT, the overall net impact on financial results in 2004 was minimal due to the reduction or elimination of certain fixed and variable costs as a result of these business process changes. Management expects that the program to improve the supply chain at ABL will have a positive impact on earnings in 2005.

Accounting Standards Adopted in Fiscal 2004

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests, or other financial interests in the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied during the first interim or annual period beginning after December 15, 2003. Acuity Brands adopted FIN No. 46 in fiscal 2004. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted this revised pronouncement in its fiscal quarter ended May 31, 2004. See Note 3 of Notes to Consolidated Financial Statements for more information.

Accounting Standards Yet to Be Adopted

On March 31, 2004, the FASB issued an exposure document related to share-based payments that would amend SFAS No. 123, Accounting for Stock-Based Compensation. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of proposed Standard, the modified prospective transition method described above would be applied. The FASB expects to issue the final standard by December 31, 2004. The Company expects to adopt the revised SFAS No. 123 on September 1, 2005 and continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See Note 2 of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

The management of Acuity Brands believes the following represent the Company’s critical accounting estimates:

Inventories

Acuity Brands records inventory at the lower of cost (on a first-in, first-out or average cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.

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

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the 2004 valuation of the Holophane trade name acquired in 1999 would result in a pre-tax impairment charge of approximately 22.0%, or $13.8 million, of the carrying value of the trade name.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience. Excluding costs related to recalls due to faulty components provided by third parties, historical warranty costs have been within expectations. However, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including in particular statements concerning: (a) the expected impact (including the expected completion and timing of expected benefits) of the Company’s MNT initiative at ABL including the consolidation of certain manufacturing facilities, increased production in international locations, increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods, the ability to continue to service the needs of customers, and the impact of this initiative on future earnings and capital investment; (b) the potential impact of the loss of certain of the Company’s facilities and the related impact of various insurance programs in place; (c) the ability to increase production without substantial capital expenditures (d) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned, capital investments, profit improvement initiatives, debt payments, dividend payments, and required contributions into its pension plans; (e) the planned spending of between $50.0 million and $55.0 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2005 (including the timing of these expenditures) and the expected future impact of these expenditures on the Company’s future operations and performance; (f) the planned payment of annual dividends of approximately $26.0 million (g) the expected changes in total indebtedness; (h) 2005 operating results (and the timing of operating results within 2005), including earnings per share growth, return on stockholders’ equity, a decrease in debt to total capitalization, and operating profit margin improvement; (i) the achievement of management’s long-term financial goals; (j) the expected lack of engagement in significant commodity hedging transactions for raw materials and advanced purchases of certain materials; (k) the anticipated timing of the adoption of the amendment to SFAS No. 123; (l) the expected future benefits of the Company’s various programs and continuous improvement initiatives; and (m) management’s expectations regarding projected growth in GDP and a decline in non-residential construction in calendar 2004.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and the management of hazardous waste at an ASP facility in Atlanta, Georgia and at an ABL facility in Northbrook, Illinois; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; and (i) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily amounts outstanding under the Company’s Revolving Credit Facility, Term Loan, and industrial revenue bonds, amounted to $36.0 million at August 31, 2004. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at August 31, 2004 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $359.7 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at August 31, 2004 would have decreased the fair value of these notes by approximately $8.7 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of the net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, in fiscal 2004, the Company entered into certain foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At August 31, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $36.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax loss of approximately $0.1 million at August 31, 2004.

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

ACUITY BRANDS, INC.

The management of Acuity Brands, Inc. is responsible for the integrity and objectivity of the financial information in this annual report. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, using informed judgments and estimates where appropriate. The information in other sections of this report is consistent with the consolidated financial statements. The Company maintains a system of internal controls and accounting policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management’s authorization. The Audit Committee of the Board of Directors, composed entirely of outside directors, is responsible for monitoring the Company’s accounting and reporting practices. The Audit Committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. Both the internal auditors and Ernst & Young LLP have unrestricted access to the Audit Committee allowing open discussion, without management’s presence, on the quality of financial reporting and the adequacy of internal accounting controls.

Vernon J. Nagel	Karen J. Holcom
Chairman and Chief Executive Officer	Vice President, Controller, and Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

October 29, 2004

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$14,135	$16,053
Receivables, less reserve for doubtful accounts of $8,285 at August 31, 2004 and $8,634 at August 31, 2003	331,157	302,276
Inventories	222,260	188,799
Deferred income taxes	29,500	23,047
Prepayments and other current assets	36,534	28,377

Total Current Assets	633,586	558,552

Property, Plant, and Equipment, at cost:
Land	13,037	14,060
Buildings and leasehold improvements	167,707	164,974
Machinery and equipment	375,750	350,549

Total Property, Plant, and Equipment	556,494	529,583
Less-Accumulated depreciation and amortization	330,195	307,025

Property, Plant, and Equipment, net	226,299	222,558

Other Assets:
Goodwill	343,595	341,570
Intangible assets	126,658	129,843
Other long-term assets	34,391	31,590

Total Other Assets	504,644	503,003

Total Assets	$1,364,529	$1,284,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,511	$1,339
Short-term secured borrowings	—	48,000
Revolving credit facility	4,000	5,000
Accounts payable	206,064	165,656
Accrued salaries, commissions, and bonuses	45,335	49,217
Other accrued liabilities	105,325	90,239

Total Current Liabilities	362,235	359,451

Long-Term Debt, less current maturities	390,210	391,469

Deferred Income Taxes	24,844	11,084

Self-Insurance Reserves, less current portion	17,484	16,126

Other Long-Term Liabilities	91,779	97,689

Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 42,596,015 and 41,674,996 shares issued and outstanding at August 31, 2004 and August 31, 2003	426	417
Paid-in capital	425,807	407,621
Retained earnings	86,560	44,755
Unearned compensation on restricted stock	(5,609)	(1,734)
Accumulated other comprehensive loss items	(29,207)	(42,765)

Total Stockholders’ Equity	477,977	408,294

Total Liabilities and Stockholders’ Equity	$1,364,529	$1,284,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2004	2003	2002
Net Sales	$2,104,167	$2,049,308	$1,972,796
Cost of Products Sold	1,230,308	1,219,608	1,188,185

Gross Profit	873,859	829,700	784,611
Selling, Distribution, and Administrative Expenses	727,542	717,509	664,260
Impairment, Restructuring, and Other Charges	1,929	—	(853)
Stock Compensation Expense	6,461	1,915	224

Operating Profit	137,927	110,276	120,980
Other Expense (Income):
Interest expense, net	34,876	37,383	40,690
(Gain) loss on sale of businesses	(999)	227	—
Miscellaneous expense (income), net	1,433	(1,915)	(2,546)

Total Other Expense	35,310	35,695	38,144

Income before Provision for Income Taxes	102,617	74,581	82,836
Provision for Income Taxes	35,403	26,799	30,812

Net Income	$67,214	$47,782	$52,024

Earnings Per Share:
Basic Earnings per Share	$1.60	$1.15	n/a

Basic Weighted Average Number of Shares Outstanding	41,906	41,459	n/a

Diluted Earnings per Share	$1.56	$1.15	n/a

Diluted Weighted Average Number of Shares Outstanding	43,201	41,721	n/a

Pro Forma Earnings Per Share (Unaudited):
Basic Earnings per Share	n/a	n/a	$1.26

Basic Weighted Average Number of Shares Outstanding	n/a	n/a	41,286

Dividends Declared per Share	$0.60	$0.60	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2004	2003	2002
Cash Provided by (Used for) Operating Activities:
Net income	$67,214	$47,782	$52,024
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	42,960	46,039	49,494
Loss (gain) on the sale of property, plant, and equipment	623	(699)	(3,214)
(Gain) loss on sale of business	(999)	227	—
Provision for losses on accounts receivable	3,200	4,399	5,445
Other non-cash charges	4,619	1,139	(563)
Change in assets and liabilities net of effect of acquisitions and divestitures -
Receivables	(33,713)	15,935	(31,822)
Inventories	(34,114)	28,043	4,471
Deferred income taxes	2,684	6,108	(2,920)
Prepayments and other current assets	(2,107)	(3,782)	1,328
Accounts payable	40,408	3,987	50,415
Other current liabilities	7,594	2,707	30,643
Other	14,885	8,460	(8,460)

Net Cash Provided by Operating Activities	113,254	160,345	146,841

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(53,821)	(28,154)	(33,482)
Proceeds from the sale of property, plant, and equipment	1,761	1,907	8,358
Sale of business	2,477	(92)	—
Acquisitions	—	—	(24,765)

Net Cash Used for Investing Activities	(49,583)	(26,339)	(49,889)

Cash Provided by (Used for) Financing Activities:
Net borrowings of notes payable	—	(2,545)	(22,121)
Repayments from revolving credit facility, net	(1,000)	(35,000)	(65,000)
(Repayments) proceeds from short-term secured borrowings	(48,000)	(81,200)	24,100
Proceeds from issuances of long-term debt	—	22,202	—
Repayments of long-term debt	(1,153)	(770)	(2,688)
Employee stock purchase plan issuances	1,506	1,666	830
Stock options exercised	8,158	128	—
Dividends	(25,409)	(24,911)	(18,606)
Net activity with NSI	—	—	(18,632)

Net Cash Used for Financing Activities	(65,898)	(120,430)	(102,117)

Effect of Exchange Rate Changes on Cash	309	(217)	(147)

Net Change in Cash and Cash Equivalents	(1,918)	13,359	(5,312)
Cash and Cash Equivalents at Beginning of Year	16,053	2,694	8,006

Cash and Cash Equivalents at End of Year	$14,135	$16,053	$2,694

Supplemental Cash Flow Information:
Income taxes paid during the year	$27,220	$25,674	$11,869
Interest paid during the year	35,245	37,650	41,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Comprehensive Income	NSI Investment	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Items			Unearned Compensation on Restricted Stock	Total
						Minimum Pension Liability	Forward Contracts	Currency Translation Adjustment
Balance, August 31, 2001		$400,296	—	—	—	$(2,421)	—	$(14,577)	—	$383,298
Allocation of NSI Investment		(400,296)	413	400,560	—	—	—	—	(677)	—
Comprehensive income:
Net income	$52,024		—	—	52,024	—	—	—	—	52,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(267)	—	—	—	—	—	—	(267)	—	(267)
Minimum pension liability adjustment (net of tax of $3,507)	(5,970)	—	—	—	—	(5,970)	—	—	—	(5,970)

Other comprehensive income (loss)	(6,237)

Comprehensive income	$45,787

Amortization and forfeitures of restricted stock grants			—	—	—	—	—	—	177	177
Employee Stock Purchase Plan issuances			1	829	—	—	—	—	—	830
Cash Dividends of $0.45 per share paid on common stock			—	—	(18,606)	—	—	—	—	(18,606)
Net transactions with NSI		—	—	2,000	(11,534)	—	—	—	—	(9,534)

Balance, August 31, 2002		—	414	403,389	21,884	(8,391)	—	(14,844)	(500)	401,952
Comprehensive income:
Net income	$47,782		—	—	47,782	—	—	—	—	47,782
Other comprehensive income (loss):
Foreign currency translation adjustment	2,757		—	—	—	—	—	2,757	—	2,757
Reclassification adjustment for translation loss included in net income	185		—	—	—	—	—	185	—	185
Minimum pension liability adjustment (net of tax of $13,197)	(22,472)		—	—	—	(22,472)	—	—	—	(22,472)

Other comprehensive income (loss)	(19,530)

Comprehensive income	$28,252

Amortization, issuance, and forfeitures of restricted stock grants			1	2,259	—	—	—	—	(1,234)	1,026
Employee Stock Purchase Plan issuances			2	1,664	—	—	—	—	—	1,666
Stock issued in connection with long-term incentive plan			—	181	—	—	—	—	—	181
Cash dividends of $0.60 per share paid on common stock			—	—	(24,911)	—	—	—	—	(24,911)
Stock options exercised		—	—	128	—	—	—	—	—	128

Balance, August 31, 2003		—	417	407,621	44,755	(30,863)	—	(11,902)	(1,734)	408,294
Comprehensive income:
Net income	$67,214		—	—	67,214	—	—	—	—	67,214
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $427)	5,740		—	—	—	—	—	5,740	—	5,740
Forward contracts adjustment	(54)		—	—	—	—	(54)	—	—	(54)
Minimum pension liability adjustment (net of tax of $4,623)	7,872		—	—	—	7,872	—	—	—	7,872

Other comprehensive income (loss)	13,558

Comprehensive income	$80,772

Amortization, issuance, and forfeitures of restricted stock grants			3	6,496	—	—	—	—	(3,875)	2,624
Employee Stock Purchase Plan issuances			1	1,505	—	—	—	—	—	1,506
Stock issued in connection with long-term incentive plan			—	140	—	—	—	—	—	140
Cash dividends of $0.60 per share paid on common stock			—	—	(25,409)	—	—	—	—	(25,409)
Stock options exercised			5	8,153	—	—	—	—	—	8,158
Tax effect on stock options and restricted stock		—	—	1,892	—	—	—	—	—	1,892

Balance, August 31, 2004		$—	426	$425,807	$86,560	$(22,991)	$(54)	$(6,162)	$(5,609)	$477,977

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that are segmented based on the distinctive markets served – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications, primarily for various markets throughout North America and Europe.

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution” or “Spin-off”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity Brands common stock for each share of NSI common stock held at that date.

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). For periods prior to December 1, 2001, these financial statements were derived from the historical financial statements of NSI. Acuity Brands was allocated certain corporate assets, liabilities, and expenses of NSI during the periods prior to December 1, 2001 based on an estimate of the proportion of such amounts allocable to Acuity Brands, utilizing factors such as total revenue, employee headcount, and other relevant measures. The Company believes these allocations were made on a reasonable basis. The Company believes all amounts allocated to Acuity Brands are a reasonable representation of the costs that would have been incurred if Acuity Brands had performed these functions as a stand-alone company.

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

Revenue Recognition

Acuity Brands records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded.

The Company provides for limited product return rights to certain distributors and customers primarily for slow moving or damaged items subject to certain defined criteria. The Company monitors product returns and records a provision for the estimated amount of future returns at the time revenue is recognized based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on the Company’s operating results in future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, which include estimates of NSI costs allocated to Acuity Brands in 2002, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. Acuity Brands considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. As of August 31, 2004, receivables from The Home Depot were approximately $55.5 million. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2004. Additionally, The Home Depot accounted for more than 10% of the net sales of Acuity Brands in fiscal years 2004 and 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	August 31,
	2004	2003
Raw materials and supplies	$86,027	$74,091
Work in progress	19,623	22,201
Finished goods	126,255	104,932

	231,905	201,224
Less: reserves	(9,645)	(12,425)

	$222,260	$188,799

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2004		August 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(2,217)	$13,030	$(1,782)
Distribution network	53,000	(8,981)	53,000	(7,216)
Other	11,857	(5,045)	17,080	(9,283)

Total	$77,887	$(16,243)	$83,110	$(18,281)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No 142. This analysis did not result in an impairment charge during fiscal years 2004 or 2003. The Company recorded amortization expense of $3.2 million related to intangible assets with finite lives during fiscal 2004 and fiscal 2003. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill during the year are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2003	$311,090	$30,480	$341,570
Currency translation adjustments	1,613	412	2,025

Balance as of August 31, 2004	$312,703	$30,892	$343,595

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2004 or 2003.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other Long-Term Assets

Other long-term assets consisted of the following:

	August 31,
	2004	2003
Long-term investments (1)	$23,903	$25,805
Intangible pension asset	1,464	1,654
Note receivable, net	—	1,052
Debt issue costs	1,573	2,038
Assets held for sale	5,956	—
Miscellaneous	1,495	1,041

	$34,391	$31,590

(1)	Long-term investments - The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	August 31,
	2004	2003
Accrued pension liability	$33,026	$40,245
Postretirement benefits other than pensions (1)	55,491	54,602
Director stock unit plan	2,135	1,605
Postemployment benefit obligation (2)	430	430
Miscellaneous	697	807

	$91,779	$97,689

(1)	Postretirement benefits other than pensions - The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. Deferred compensation associated with these plans, together with the Company’s contributions and accumulated earnings, is generally distributable in cash pursuant to the terms of the plans, either after specified periods of time or after retirement. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations.
(2)	Postemployment benefit obligation - SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Pro Forma Earnings Per Share (Unaudited)

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Pro forma earnings per share information is unaudited and has been presented for the year ended August 31, 2002 only.

Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $103.4 million, $98.6 million, and $95.2 million in fiscal 2004, 2003, and 2002, respectively.

Stock-Based Compensation

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price no less than the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Year Ended August 31,
	2004	2003	2002 (1)
Net income, as reported	$67,214	$47,782	$52,024
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	281	287	201
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	5,424	2,326	2,541

Pro forma net income	$61,509	$45,169	$49,282

Earnings per share:
Basic earnings per share – as reported	$1.60	$1.15	$1.26

Basic earnings per share – pro forma	$1.47	$1.09	$1.19

Diluted earnings per share – as reported	$1.56	$1.15	n/a

Diluted earnings per share – pro forma	$1.42	$1.08	n/a

(1)	Weighted average shares outstanding for the year ended August 31, 2002 has been computed by applying the distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal year:

	2004	2003	2002
Dividend yield	3.1%	4.4%	4.3%
Expected volatility	43.8%	43.8%	34.0%
Risk-free interest rate	3.3%	3.0%	5.2%
Expected life of options	8 years	8 years	10 years

See Note 5 of Notes to Consolidated Financial Statements for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses amounted to $30.0 million, $27.4 million, and $22.0 million during fiscal years 2004, 2003, and 2002, respectively.

Advertising

Advertising costs are expensed as incurred and were $21.0 million, $16.3 million, and $18.1 million during fiscal years 2004, 2003, and 2002, respectively.

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

Gains or losses resulting from foreign currency transactions are included in Miscellaneous expense (income), net in the Consolidated Statements of Income and were insignificant in fiscal years 2004, 2003, and 2002.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2004	2003	2002
Interest expense	$35,553	$37,804	$41,196
Interest income	(677)	(421)	(506)

Interest expense, net	$34,876	$37,383	$40,690

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is comprised primarily of gains or losses resulting from the sale of assets and gains or losses on foreign currency transactions.

Accounting Standards Adopted in Fiscal 2004

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests or other financial interests in the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied during the first interim or annual period beginning after December 15, 2003. Acuity Brands adopted FIN No. 46 in fiscal 2004. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted this revised pronouncement in its fiscal quarter ended May 31, 2004. See Note 3 of Notes to Consolidated Financial Statements for more information.

Accounting Standards Yet to Be Adopted

On March 31, 2004, the FASB issued an exposure document related to share-based payment that would amend SFAS No. 123, Accounting for Stock-Based Compensation. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of proposed Standard, the modified prospective transition method described above would be applied. The FASB

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

expects to issue the final standard by December 31, 2004. The Company expects to adopt the revised SFAS No. 123 on September 1, 2005 and continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Stock-Based Compensation section of this note for further information.

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

The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2004 and 2003, using measurement dates of May 31, 2004 and 2003, respectively:

	Domestic Plans August 31,		International Plans August 31,
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$98,544	$76,041	$21,673	$18,623
Service cost	3,493	2,729	1,085	928
Interest cost	5,775	5,532	1,375	1,196
Plan amendments	—	(506)	—	—
Actuarial (gain) loss	(6,305)	19,412	(501)	905
Benefits paid	(4,611)	(4,220)	(573)	(270)
Other	—	(444)	3,052	291

Benefit obligation at end of year	$96,896	$98,544	$26,111	$21,673

Change in Plan Assets:
Fair value of plan assets at beginning of year	$64,730	$67,447	$12,214	$11,715
Actual return on plan assets	8,512	(88)	994	(358)
Employer contributions	2,949	1,591	661	629
Employee contributions	—	—	300	286
Benefits paid	(4,612)	(4,220)	(473)	(259)
Other	—	—	1,743	201

Fair value of plan assets at end of year	$71,579	$64,730	$15,439	$12,214

Funded Status:
Funded status	$(25,317)	$(33,814)	$(10,672)	$(9,459)
Unrecognized actuarial loss	29,423	41,107	10,534	11,584
Unrecognized transition asset	(239)	(370)	—	—
Unrecognized prior service cost	1,148	1,295	—	—

Net amount recognized at end of year	$5,015	$8,218	$(138)	$2,125

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(24,859)	$(33,503)	$(8,167)	$(6,742)
Intangible asset	1,464	1,654	—	—
Accumulated other comprehensive loss	28,410	40,067	8,029	8,867

Net amount recognized at end of year	$5,015	$8,218	$(138)	$2,125

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $96.9 million, $96.4 million, and $71.6 million, respectively, as of August 31, 2004, and $98.5 million, $98.2 million, and $64.7 million, respectively, as of August 31, 2003. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $26.1 million, $23.5 million, and $15.4 million, respectively, as of August 31, 2004, and $21.7 million, $19.1 million, and $12.2 million, respectively, as of August 31, 2003.

Components of net periodic pension cost for the fiscal years ended August 31, 2004, 2003, and 2002 included the following:

	Domestic Plans			International Plans
	2004	2003	2002	2004	2003	2002
Service cost	$3,493	$2,729	$2,778	$1,085	$928	$659
Interest cost	5,775	5,532	5,383	1,375	1,196	1,151
Expected return on plan assets	(5,392)	(6,261)	(6,390)	(988)	(964)	(1,210)
Amortization of prior service cost	102	385	434	—	—	—
Amortization of transitional asset	(131)	(133)	(126)	—	—	—
Recognized actuarial loss (gain)	2,259	764	207	375	(257)	(2)

Net periodic pension cost	$6,106	$3,016	$2,286	$1,847	$903	$598

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2004	2003	2004	2003
Discount rate	6.5%	6.0%	5.8%	5.5%
Rate of compensation increase	5.5%	5.0%	4.8%	4.3%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.0%	7.5%	7.8%	5.5%	6.0%	7.4%
Expected return on plan assets	8.5%	9.5%	9.5%	7.0%	8.0%	8.5%
Rate of compensation increase	5.1%	5.1%	5.1%	4.3%	4.3%	4.9%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $1.1 million and $0.8 million for domestic plans and international plans, respectively. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 150 basis points in 2004. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. As a result of this study during 2003, the expected return on plan assets for the Company’s domestic plans decreased by 100 basis points to 8.5% in 2004. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.7 million

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

and $0.2 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2004, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2004, the international asset allocation was 80% equity securities, 15% fixed income securities, and 5% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2004 and 2003 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2004	2003	2004	2003
Equity securities	58.0%	59.0%	82.1%	79.6%
Debt securities	36.0%	33.0%	9.2%	13.5%
Real estate	5.0%	5.0%	4.4%	3.3%
Other	1.0%	3.0%	4.3%	3.6%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $3.9 million and $0.7 million to its domestic and international defined benefit plans, respectively, during 2005. These amounts are based on the total contributions needed during 2005 to satisfy current law minimum funding requirements.

Benefit payments are made from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2005	$4,633	$318
2006	4,959	333
2007	5,010	348
2008	5,209	384
2009	5,782	422
2010-2014	33,204	2,125

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $5.8 million in 2004, $5.5 million in 2003, and $5.0 million in 2002. Effective February 2002, participants in all of the Company’s defined contribution plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2004, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $12.1 million, which represented approximately 3.5% of the total fair market value of the assets in the Company’s defined contribution plans.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The Company’s short-term borrowings at August 31, 2004 and 2003, consisted of the following:

	2004	2003
Current maturities of long-term debt	$1,511	$1,339
Short-term secured borrowings	—	48,000
Revolving credit facility	4,000	5,000

	$5,511	$54,339

In May 2001, NSI entered into an agreement (“Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective November 30, 2001, Acuity Brands assumed all of the outstanding borrowings and other obligations under the Receivables Facility.

Effective September 30, 2004, the Company renewed the Receivables Facility for a one-year period with similar terms and conditions but reduced the facility size to $100.0 million. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $285.0 million at August 31, 2004. There were no outstanding borrowings at August 31, 2004 under the Receivables Facility and $48.0 million of borrowings were outstanding at August 31, 2003. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate, including the commitment and usage fee, was approximately 1.95% at August 31, 2003.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had $4.0 million and $5.0 million in outstanding borrowings under the Revolving Credit Facility at August 31, 2004 and 2003, respectively. At August 31, 2004, the Company had additional borrowing capacity under the Revolving Credit Facility under the most restrictive covenant in effect at the time of $175.7 million, which represents the full amount of the Revolving Credit Facility less outstanding borrowings of $4.0 million and outstanding letters of credit of $20.3 million discussed below.

The Company’s Receivables Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility may be denied.

At August 31, 2004, the Company had outstanding letters of credit totaling $32.0 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and NSI (see Note 6 of Notes to Consolidated Financial Statements for further information) and for providing credit support for the Company’s industrial revenue bonds. At August 31, 2004, a total of $20.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Long-Term Debt

The Company’s long-term debt at August 31, 2004 and 2003, consisted of the following:

	2004	2003
Term Loan	$18,734	$19,465
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $184 in 2004 and $226 in 2003	159,816	159,774
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $146 in 2004 and $170 in 2003	199,854	199,830
Other notes	13,317	13,739

	391,721	392,808
Less – Amounts payable within one year included in current liabilities	1,511	1,339

	$390,210	$391,469

Future annual principal payments of long-term debt are as follows:

Fiscal Year	Amount
2005	$1,511
2006	18,578
2007	541
2008	271
2009	159,816
Thereafter	211,004

$391,721

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the revolving credit facility then in effect and to provide the Company additional liquidity. In July 2004, the financial covenants included in the Term Loan were modified to be consistent with the financial covenants contained in the Revolving Credit Facility noted above. Interest rates under the Term Loan are based on one-month LIBOR plus a margin. Outstanding borrowings under the Term Loan at August 31, 2004 and 2003 were $18.7 million and $19.5 million, respectively. The interest rate was approximately 3.0% and 2.6% at August 31, 2004 and 2003, respectively.

In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0%. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375%. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. Because the $160.0 million and the $200.0 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on comparison of notes of similar size, ratings, and tenor, the fair values of the $160.0 million and $200.0 million notes are believed to approximate $168.6 million and $231.9 million, respectively. Excluding the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities.

Other notes consist primarily of two industrial revenue bonds (a $4.0 million bond maturing in 2018 and a $7.1 million bond maturing in 2021) and a five-year note with an outstanding balance of approximately $1.9 million. The industrial revenue bonds are variable rate instruments that reset on a weekly basis. The interest rate

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

was approximately 1.4% and 0.9% for the $4.0 million bond and 1.3% and 0.9% for the $7.1 million bond at August 31, 2004 and 2003, respectively. The five-year note is denominated in Euros and bears interest at a variable rate, 4.3% and 3.2% at August 31, 2004 and 2003, respectively. Principal payments are made in equal semi-annual installments. In addition, Acuity Brands also had uncommitted foreign bank lines of credit totaling $2.0 million at August 31, 2004 and 2003. There were no outstanding borrowings under the foreign bank lines at August 31, 2004 or 2003.

None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

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

Common Stock

Changes in common stock for the periods ended August 31, 2002, 2003, and 2004 were as follows:

	Common Stock
	Shares	Amount
Balance, August 31, 2001	—	$—
Allocation of NSI investment	41,312	413
Employee stock purchase plan issuances	67	1

Balance, August 31, 2002	41,379	$414

Amortization, issuance, and forfeitures of restricted stock grants	120	1
Employee stock purchase plan issuances	144	2
Stock issued in connection with long-term incentive plan	23	—
Stock options exercised	9	—

Balance, August 31, 2003	41,675	$417

Amortization, issuance, and forfeitures of restricted stock grants	278	3
Employee stock purchase plan issuances	86	1
Stock options exercised	557	5

Balance, August 31, 2004	42,596	$426

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2004 and 2003.

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

Pro forma basic earnings per share is calculated as net income divided by the pro forma weighted average number of common shares outstanding. Pro forma weighted average shares outstanding has been computed by applying the Distribution ratio of one share of Acuity Brands common stock to the historical NSI weighted average shares outstanding for the same period presented. Public trading of Acuity Brands stock did not commence until December 3, 2001; therefore, no historical market share prices exist for the calculation of the potential dilutive effect of stock options for periods prior to the second quarter of fiscal 2002. As a result, pro forma diluted earnings per share are not presented for the year ended August 31, 2002.

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2004 and 2003 and pro forma basic earnings per common share for the year ended August 31, 2002:

	Years Ended August 31,
	2004	2003	2002 PRO FORMA
Basic earnings per share:
Net income	$67,214	$47,782	$52,024
Basic weighted average number of shares outstanding	41,906	41,459	41,286

Basic earnings per share	$1.60	$1.15	$1.26

Diluted earnings per share:
Net income	$67,214	$47,782
Basic weighted average number of shares outstanding	41,906	41,459
Add – Shares of common stock issuable upon assumed exercise of dilutive options	1,189	134
Add – Unvested restricted stock	106	128

Diluted weighted average number of shares outstanding	43,201	41,721

Diluted earnings per share	$1.56	$1.15

Stock-Based Compensation

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

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under the Plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million are available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. Stock options generally become exercisable over a three or four-year period from the date of grant. The Amended Plan also provides for the issuance of performance-based and restricted stock awards.

In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. At the Company’s discretion, approximately two-thirds of the value of the restricted shares at the vesting date is paid to the participants in unrestricted shares of the Company and the remainder is paid in cash to offset taxes on the award. Participants could elect to defer payments under this time-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 170,000 shares were deferred into the deferred compensation plan. At August 31, 2004, approximately 250,000 shares had been issued under this plan. As of August 31, 2004, compensation expense recognized related to this plan was $1.8 million.

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are issued in 25% increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Approximately two-thirds of the value of the restricted shares at the vesting date is paid to the participants in unrestricted shares of the Company and the remainder is paid in cash to offset taxes on the award. Participants could elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 60,000 shares were deferred into the deferred compensation plan. As of August 31, 2004, approximately 180,000 shares had been issued under this plan, of which approximately 30,000 were subsequently cancelled and used to offset taxes. Compensation expense recognized related to this plan was $3.6 million and $1.6 million in fiscal 2004 and 2003, respectively.

In October 2000, NSI reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees. Under this award, restricted shares are granted in 20% increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution. As of August 31, 2004, approximately 130,000 shares had been issued under this plan. Compensation expense recognized related to this plan was $0.9 million, $0.3 million, and $0.2 million in fiscal 2004, 2003, and 2002, respectively.

In November 2001, the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan, under which 300,000 shares are authorized for issuance. The stock options granted under this plan become exercisable one year from the date of grant. As of August 31, 2004 approximately 140,000 shares had been granted under this plan.

Under all stock option plans, the options generally expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. Shares available for grant under all plans were approximately 2,250,000 at August 31, 2004, with additional shares available upon further shareholder approval. Shares available for grant under all plans were 710,000 at August 31, 2003.

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2002, 2003, and 2004 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2001	—	—	—	—

NSI options converted at the Spin-off	4,278,325	$22.97
Granted	3,004,051	$13.84
Exercised	(1,053)	$16.50
Cancelled	(200,025)	$16.38

Outstanding at August 31, 2002	7,081,298	$19.15	2,712,343	$25.25

Granted	132,500	$14.26
Exercised	(8,448)	$13.80
Cancelled	(265,211)	$20.68

Outstanding at August 31, 2003	6,940,139	$19.08	4,179,243	$21.78

Granted	1,242,453	$24.87
Exercised	(573,107)	$14.94
Cancelled	(184,836)	$21.40

Outstanding at August 31, 2004	7,424,649	$20.32	4,936,004	$20.62

Range of option exercise prices:
$10.00 - $15.00 (average life – 7.3 years)	2,485,744	$13.82	1,600,297	$13.84
$15.01 - $20.00 (average life – 5.8 years)	1,620,621	$16.60	1,259,876	$16.63
$20.01 - $25.00 (average life – 7.2 years)	1,752,715	$23.65	825,262	$23.57
$25.01 - $30.00 (average life – 3.8 years)	940,640	$28.18	775,640	$28.70
$30.01 - $40.00 (average life – 4.3 years)	624,929	$34.58	474,929	$35.71

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Employee Stock Purchase Plan

In November 2001, the Company adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the Company’s common stock at a 15% discount. Shares are purchased quarterly at 85% of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,200,000 shares remain available. Employees may participate at their discretion.

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

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2004, are as follows: 2005 — $19.5 million; 2006 — $12.6 million; 2007 — $9.0 million; 2008 — $7.5 million; 2009 — $7.2 million; after 2009 — $30.1 million.

Total rent expense was $25.2 million in 2004, $23.4 million in 2003, and $17.8 million in 2002.

Collective Bargaining Agreements

Approximately 41% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 22% of the Company’s work force will expire within one year.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of August 31, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

For property that the Company owns on Academy Drive in Northbrook, Illinois, ABL is investigating whether acids, caustics, or other chemical constituents associated with the former anodizing process or wastewater pre-treatment system at the facility impacted soil or groundwater under the building. As of August 31, 2004, the Company had reserved $0.5 million to cover anticipated costs of investigating and addressing any such impacts and restoring those areas to facilitate the sale of the property to a third party. Depending upon the results of the investigation, actual costs to address such impacts and restoring those areas may be substantially higher or lower than the amount reserved.

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

To satisfy its obligations under the distribution agreement with respect to the lighting equipment and specialty products segments, Acuity Brands provides letters of credit on behalf of NSI for collateral requirements under NSI’s casualty programs for incurred and projected losses resulting from those segments prior to the Distribution which are covered by NSI casualty programs. This collateral requirement is $1.2 million for fiscal year 2005, down from $2.4 million for fiscal year 2004.

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

The letters of credit are issued in favor of the surety company that provides collateral to the states where NSI may have obligations under its various casualty insurance programs. Under this provision, at August 31, 2004, Acuity Brands had $5.0 million of outstanding letters of credit that were issued for the benefit of NSI.

In early October 2004, NSI provided substitute collateral to various states in order to replace the collateral related to $3.0 million of letters of credit that Acuity Brands will no longer be obligated to provide after October 31, 2004. However, due to the length of time it takes to process necessary paperwork, all of the effected states have not yet released the surety company that currently provides collateral to those states and that is currently the beneficiary of the existing letters of credit provided by Acuity Brands. Consequently, Acuity Brands extended $3.8 million of letters of credit on behalf of NSI for another twelve-month period. NSI provided back-up letters of credit, for the benefit of the Company, in the amount of $1.8 million to cover the excess amount above the $2.0 million required by the original agreement. As the surety company is released by the states, it is expected to approve reductions in the $3.8 million letters of credit provided by the Company. The Company will in turn reduce the $1.8 million backup letters of credit issued for its benefit.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Excluding costs related to recalls due to faulty

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

components provided by third parties, historical warranty costs have been within expectations. However, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations in future periods.

On March 10, 2004, the Company commenced notifying agents, distributors, and customers of a voluntary product recall initiated with the United States Consumer Product Safety Commission (“CPSC”). The recall involves approximately 53,700 lighting fixtures manufactured by ABL at one of its facilities from November 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The recalled fixtures are certain models of indoor high intensity discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The fixtures are used primarily in industrial and commercial locations such as retail spaces, warehouses, and gymnasiums.

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

The Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty capacitors entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company accrued. As of August 31, 2004, the Company has paid $0.4 million related to the recall expenses and additional related warranty expenses and has been reimbursed substantially all of that amount by the supplier. The actual recall and warranty expenses could be substantially different than the liability recorded by the Company. In the event the actual expenses incurred by the Company exceed $5.7 million, the Company and the supplier have committed in good faith to agree upon the additional amount to be reimbursed to the Company by the supplier.

The Company and the supplier are currently investigating leaking capacitors in fixtures manufactured prior to the date range of this recall. Depending on the results of that investigation, this recall could be expanded.

On October 21, 2004, the Company received a document and information request from the CPSC in connection with an investigation by the CPSC as to whether the Company had complied with the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to this recall of HID fixtures. The Company is complying with this request.

On September 27, 2004, the Company notified the CPSC that the Company intends to conduct an additional voluntary product recall of certain indoor HID lighting fixtures that utilize both acrylic reflectors and cords manufactured by one of ABL’s suppliers. The cords used in the fixtures may emit a plasticizer fluid that can potentially drip onto the exterior of the acrylic reflectors, which could cause them to degrade, crack, and/or fall. To date, there have been no reports of personal injury or significant property damage in connection with this issue. The manufacturer and the distributors of the cords are cooperating in this matter. The Company has accrued a liability of $2.5 million for the estimated recall expenses and intends to pursue vigorously recovery of all costs associated with this recall.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The changes in product warranty reserve, which includes estimated recall costs, during the years ended August 31, 2004, 2003, and 2002 are summarized as follows:

	2004	2003	2002
Balance, beginning of year	$4,289	$6,879	$1,823
Increase in warranty reserve related to capacitors Warranty and recall expense during the year	5,700 5,545	— 1,809	— 3,003
Payments made during the year	(3,840)	(4,399)	(4,156)
Warranty liability recorded in an acquisition	—	—	6,209

Balance, end of year	$11,694	$4,289	$6,879

Note 7: Acquisition and Dispositions

In October 2001, Acuity Brands acquired certain assets and assumed certain liabilities of the American Electric Lighting® and Dark-to-Light® product lines of the Thomas & Betts Corporation. The allocation of purchase price resulted in goodwill of approximately $5.2 million. Additionally, the Company recorded $2.5 million related to the trade names American Electric Lighting® and Dark-to-Light®. The Company will not amortize these trade names, as the Company believes the useful lives are indefinite. The Company believes that the acquisition provides the lighting equipment segment with greater presence in the utility and transportation infrastructure markets and adds breadth to the current utility offerings in high-end decorative street and area lighting. The allocation of the purchase price was as follows:

Current assets	$11,601
Property, plant, and equipment	8,493
Intangibles	2,451
Goodwill	5,157
Deferred Tax Asset	4,106
Liabilities	(7,043)

$24,765

Note 8: Impairment, Restructuring, and Other Charges

As part of ABL’s ongoing initiative to enhance its global supply chain through the consolidation of certain manufacturing facilities, the Company classified three facilities as “assets held for sale” in fiscal 2004 and recognized approximately $1.9 million in impairment charges on assets related to these facilities. These charges are included in Impairment, Restructuring, and Other Charges in the Consolidated Statements of Income. The carrying amount of these assets at August 31, 2004 was approximately $5.5 million. The Company currently has the three facilities listed for sale and plans to sell the facilities during fiscal 2005.

During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million was recorded in income and is included in Impairment, Restructuring, and Other Charges in the Consolidated Statements of Income.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 9: Derivative Financial Instruments

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At August 31, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $36.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax loss of approximately $0.1 million at August 31, 2004.

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

Note 10: Income Taxes

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2004	2003	2002
Provision for current federal taxes	$23,419	$16,168	$23,509
Provision for current state taxes	1,044	1,097	2,225
Provision for current foreign taxes	8,758	6,623	4,189
Provision for deferred taxes	2,182	2,911	889

Total provision for income taxes	$35,403	$26,799	$30,812

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2004	2003	2002
Federal income tax computed at statutory rate	$35,916	$26,103	$28,993
State income tax, net of federal income tax benefit	559	891	1,657
Foreign and other, net	(1,072)	(195)	162

Total provision for income taxes	$35,403	$26,799	$30,812

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of the net deferred income tax asset at August 31, 2004 and 2003 include:

	August 31,
	2004	2003
Deferred Income Tax Liabilities:
Depreciation	$6,095	$2,054
Goodwill and intangibles	50,068	47,935
Other liabilities	303	183

Total deferred income tax liabilities	56,466	50,172

Deferred Income Tax Assets:
Self-insurance	(9,360)	(8,953)
Pension	(10,442)	(15,112)
Deferred compensation	(24,928)	(23,578)
Bonuses	(1,095)	(969)
Foreign tax losses	(605)	(605)
Other accruals not yet deductible	(13,160)	(11,898)
Other assets	(1,532)	(1,020)

Total deferred income tax assets	(61,122)	(62,135)

Net deferred income tax asset	$(4,656)	$(11,963)

At August 31, 2004, Acuity Brands had foreign net operating loss carryforwards of approximately $1.7 million that can be carried forward indefinitely.

Note 11: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2004
1st Quarter	$517,538	$214,707	$20,183	$12,917	$0.31	$0.30
2nd Quarter	491,039	201,448	14,874	9,519	0.23	0.22
3rd Quarter	532,226	222,352	27,085	18,012	0.43	0.42
4th Quarter	563,364	235,352	40,475	26,766	0.63	0.62
2003
1st Quarter	$505,226	$202,205	$16,390	$10,490	$0.25	$0.25
2nd Quarter	489,387	189,931	12,002	7,681	0.19	0.19
3rd Quarter	521,041	213,215	23,941	15,322	0.37	0.37
4th Quarter	533,654	224,349	22,248	14,289	0.34	0.34

Certain reclassifications were made to 2003 quarterly information to conform to 2004 presentation.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 12: Business Segment Information

	Net Sales	Operating Profit (Loss)	Total Assets	Depreciation Expense	Amortization Expense	Capital Expenditures and Acquisitions
2004
ABL	$1,580,498	$118,904	$1,094,762	$31,000	$3,158	$44,251
ASP	523,669	43,570	222,940	8,031	26	9,555
Corporate	—	(24,547)	46,827	745	—	15

	$2,104,167	$137,927	$1,364,529	$39,776	$3,184	$53,821

2003
ABL	$1,538,751	$96,825	$1,029,426	$33,664	$3,158	$20,063
ASP	510,557	31,313	215,116	8,356	32	8,024
Corporate	—	(17,862)	39,571	829	—	67

	$2,049,308	$110,276	$1,284,113	$42,849	$3,190	$28,154

2002
ABL	$1,474,882	$90,406	$1,100,175	$36,323	$4,196	$47,342
ASP	497,914	44,931	220,165	8,047	120	10,456
Corporate	—	(14,357)	37,614	808	—	449

	$1,972,796	$120,980	$1,357,954	$45,178	$4,316	$58,247

The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table:

	2004	2003	2002
Net sales (1)
Domestic (3)	$1,815,747	$1,779,569	$1,749,387
International	288,420	269,739	223,409

	$2,104,167	$2,049,308	$1,972,796

Operating profit
Domestic (3)	$112,322	$94,325	$115,730
International	25,605	15,951	5,250

	$137,927	$110,276	$120,980

Long-lived assets (2)
Domestic (3)	$205,802	$212,996	$242,894
International	54,888	41,152	46,815

	$260,690	$254,148	$289,709

(1)	Net sales are attributed to each country based on the selling location.
(2)	Long-lived assets include net property, plant, and equipment and other long-term assets.
(3)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2004. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2007 Annual Meeting and Directors with Terms Expiring at the 2005 and 2006 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management – Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Other Information Concerning the Board and its Committees, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option Grants in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Option Values, Employment Contracts, Severance Arrangements, and Other Agreements, and Pension and Supplemental Retirement Benefits of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Corporation’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Auditors of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2005, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Report of Management

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Consolidated Balance Sheets –as of August 31, 2004 and 2003

Consolidated Statements of Income for the years ended August 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003, and 2002

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

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Distribution by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

	(d) First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc., L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

	(g) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) Tax Disaffiliation Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Transition Services Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(3) Agreement and Plan of Distribution, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(4) Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10 (i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12 2002, which is incorporated by reference.

	(5) Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10 (i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

(6)      Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent.

Reference is made to Exhibit 10 (i)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

	(7) First Modification to Deed to Secure Debt and Security Agreement.	Reference is made to Exhibit 10 (i)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(8) Letter Agreement amending Agreement and Plan of Distribution.	Reference is made to Exhibit 10 (i)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(9) Agreement and Consent Relating to Tax Disaffiliation Agreement.	Reference is made to Exhibit 10 (i)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(10)    Credit and Security Agreement dated as of September 2, 2003 among Acuity Enterprise, Inc. and Acuity Unlimited Inc., as Borrowers, Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., as Servicers, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, National Association, as Agent.

Reference is made to Exhibit 10 (i)A(19) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(11) Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Specialty Products Group, Inc., as Seller, and Acuity Enterprise, Inc., as Buyer.	Reference is made to Exhibit 10 (i)A(20) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(12)    Amended and Restated Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Lighting Group, Inc., successor to National Service Industries, Inc., as Seller, and Acuity Unlimited, Inc., formerly know as L&C Funding, Inc., as Buyer.

Reference is made to Exhibit 10 (i)A(21) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(13) Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Unlimited, Inc.	Reference is made to Exhibit 10 (i)A(22) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(14) Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Enterprise, Inc.	Reference is made to Exhibit 10 (i)A(23) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(15)    5-Year Revolving Credit Agreement, dated as of April 2, 2004 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank One, NA (Main Office Chicago), Wachovia Bank, N.A. and LaSalle Bank National Association and Key Bank National Association, Banc One Capital Markets, Inc.

Reference is made to Exhibit 10(i)A-1(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

(16) Reimbursement Agreement between Acuity Brands and The General Electric Company, dated February 27, 2004.	Reference is made to Exhibit 10(iii)A-(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(3) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. with the Commission on July 3, 2001, which is incorporated herein by reference.

	(4) Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(5) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(8) Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(9) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(10) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(11) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(12) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13) Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr., dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended May 31, 2000, which is incorporated herein by reference.

(14) Assumption Letter of Acuity Brands, Inc., with respect to Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle.	Reference is made to Exhibit 10.22(c) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15) Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle, dated March 28, 2000.	Reference is made to Exhibit 10.22(d) to Amendment No. 3 to the Registration Statement on Form 10, filed by L&C Spinco, Inc. on September 27, 2001, which is incorporated herein by reference.

(16) Employment Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

(17) Form of Acuity Brands, Inc. Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(18) Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(19) Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10 (iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(20) Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(21) Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10 (iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(22) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(23) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10 (iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(24) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10 (iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(25) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10 (iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(26) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10 (iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(27) Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10 (iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(28) Form of Severance Agreement.	Reference is made to Exhibit 10 (iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(29) Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A of the registrant’s Form 10-Q as filed with the Commission on January 14, 2004, which is incorporated by reference.

(30) Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(31) Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10-(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(32) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

	(33) Letter Agreement between Acuity Brands, Inc. and John K. Morgan, dated June 24, 2004.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

	(34) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(III) A(4) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

	(35) Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich, dated June 17, 2004.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

	(36) Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 14	Code of Ethics and Business Conduct.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
EXHIBIT 21	List of Subsidiaries.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Registered Public Accounting Firm.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Karen J. Holcom.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

	(b) Section 1350 Certification, signed by Karen J. Holcom.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 29, 2004	By:	/s/ VERNON J. NAGEL
Vernon J. Nagel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VERNON J. NAGEL Vernon J. Nagel	Chairman and Chief Executive Officer	October 29, 2004

/s/ KAREN J. HOLCOM Karen J. Holcom	Vice President, Controller, and Interim Chief Financial Officer	October 29, 2004

* Peter C. Browning	Director	October 29, 2004

* John L. Clendenin	Director	October 29, 2004

* Jay M. Davis	Director	October 29, 2004

* Earnest W. Deavenport, Jr.	Director	October 29, 2004

* Robert F. McCullough	Director	October 29, 2004

* Julia B. North	Director	October 29, 2004

* Ray M. Robinson	Director	October 29, 2004

* Neil Williams	Director	October 29, 2004

*By: /s/ KENYON W. MURPHY Kenyon W. Murphy	Attorney-in-Fact	October 29, 2004

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2004, 2003, and 2002

(In thousands)

	Balance at Beginning of Year	Additions Charged to			Balance at End of Year
		Costs and Expenses	Other Accounts (1)	Deductions
Year Ended August 31, 2004:
Reserve for doubtful accounts	$8,634	3,326	35	3,710	$8,285

Reserve for estimated warranty and recall costs	$4,289	5,545	5,700	3,840	$11,694

Reserve for estimated returns and allowances	$5,303	15,551	14	15,525	$5,343

Self-insurance reserve (2)	$23,408	13,264	—	13,615	$23,057

Year Ended August 31, 2003:
Reserve for doubtful accounts	$8,560	4,399	—	4,325	$8,634

Reserve for estimated warranty costs	$6,879	1,809	—	4,399	$4,289

Reserve for estimated returns and allowances	$4,317	57,166	—	56,180	$5,303

Self-insurance reserve (2)	$21,650	14,165	—	12,407	$23,408

Year Ended August 31, 2002:
Reserve for doubtful accounts	$8,195	5,445	55	5,135	$8,560

Reserve for estimated warranty costs	$1,823	3,003	6,209	4,156	$6,879

Reserve for estimated returns and allowances	$4,079	57,206	—	56,968	$4,317

Self-insurance reserve (2)	$17,938	13,007	—	9,295	$21,650

Reserve for restructuring (3)	$2,130	(853)	—	1,277	$—

(1)	Includes recoveries credited to the reserve and reserves recorded in acquisitions. During fiscal 2004, the Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty capacitors entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company accrued.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.
(3)	During fiscal 2002, management realized lower than anticipated costs associated with severance charges in the lighting equipment segment. Accordingly, the related reserve was reversed and $0.9 million in income was recorded and is included in Impairment, Restructuring, and Other Charges in the Consolidated Statements of Income.