Form 10-Q
period 2004-11-30
ACUITY BRANDS INC
filed 2005-01-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Common Stock - $0.01 Par Value – 43,322,621 shares as of December 31, 2004.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per-share data)

	NOVEMBER 30, 2004	AUGUST 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,803	$14,135
Receivables, less reserve for doubtful accounts of $9,011 at November 30, 2004 and $8,285 at August 31, 2004	336,286	331,157
Inventories	230,849	222,260
Deferred income taxes	31,708	29,500
Prepayments and other current assets	38,684	36,534

Total Current Assets	641,330	633,586

Property, Plant, and Equipment, at cost:
Land	12,143	13,037
Buildings and leasehold improvements	165,331	167,707
Machinery and equipment	386,007	375,750

Total Property, Plant, and Equipment	563,481	556,494
Less - Accumulated depreciation and amortization	337,516	330,195

Property, Plant, and Equipment, net	225,965	226,299

Other Assets:
Goodwill	345,739	343,595
Intangible assets	125,861	126,658
Other long-term assets	37,520	34,391

Total Other Assets	509,120	504,644

Total Assets	$1,376,415	$1,364,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$771	$1,511
Short-term secured borrowings	13,400	—
Revolving credit facility	8,800	4,000
Term loan	18,548	—
Accounts payable	181,287	206,064
Accrued salaries, commissions, and bonuses	37,240	45,335
Other accrued liabilities	105,419	105,325

Total Current Liabilities	365,465	362,235

Long-Term Debt, less current maturities	372,371	390,210

Deferred Income Taxes	24,937	24,844

Self-Insurance Reserves, less current portion	17,602	17,484

Other Long-Term Liabilities	95,392	91,779

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,147,877 and 42,596,015 shares issued and outstanding at November 30, 2004 and August 31, 2004	431	426
Paid-in capital	437,242	425,807
Retained earnings	93,281	86,560
Unearned compensation on restricted stock	(6,996)	(5,609)
Accumulated other comprehensive loss items	(23,310)	(29,207)

Total Stockholders’ Equity	500,648	477,977

Total Liabilities and Stockholders’ Equity	$1,376,415	$1,364,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2004	2003
Net Sales	$525,202	$517,538
Cost of Products Sold	306,423	302,831

Gross Profit	218,779	214,707
Selling, Distribution, and Administrative Expenses	187,828	184,716
Impairment, Restructuring, and Other Charges	—	579
Stock Compensation Expense	2,736	1,393

Operating Profit	28,215	28,019
Other Expense (Income):
Interest expense, net	8,944	8,717
Gain on sale of businesses	(538)	(722)
Miscellaneous income, net	(476)	(159)

Total Other Expense	7,930	7,836

Income before Provision for Income Taxes	20,285	20,183
Provision for Income Taxes	7,120	7,266

Net Income	$13,165	$12,917

Earnings Per Share:
Basic Earnings per Share	$0.31	$0.31

Basic Weighted Average Number of Shares Outstanding	42,462	41,581

Diluted Earnings per Share	$0.30	$0.30

Diluted Weighted Average Number of Shares Outstanding	43,946	42,594

Dividends Declared per Share	$0.15	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2004	2003
Cash Provided by (Used for) Operating Activities:
Net income	$13,165	$12,917
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,092	11,373
Gain on the sale of property, plant, and equipment	(135)	(102)
Gain on sale of businesses	(538)	(722)
Provision for losses on accounts receivable	1,194	1,118
Other non-cash charges	1,318	1,056
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	(3,921)	(9,400)
Inventories	(8,590)	(14,232)
Deferred income taxes	474	(2,239)
Prepayments and other current assets	(2,147)	(26)
Accounts payable	(27,539)	(12,094)
Other current liabilities	(4,638)	11,625
Other	3,405	5,122

Net Cash (Used for) Provided by Operating Activities	(17,860)	4,396

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(11,641)	(9,881)
Proceeds from sale of property, plant, and equipment	179	1,238
Sale of businesses	88	2,200

Net Cash Used for Investing Activities	(11,374)	(6,443)

Cash Provided by (Used for) Financing Activities:
Proceeds (repayments) from revolving credit facility, net	4,800	(5,000)
Proceeds from short-term secured borrowings, net	13,400	9,000
Repayments of long-term debt	(49)	(70)
Employee stock purchase plan issuances	397	356
Stock options exercised	6,493	608
Dividends	(6,444)	(6,265)

Net Cash Provided by (Used for) Financing Activities	18,597	(1,371)

Effect of Exchange Rate Changes on Cash	305	421

Net Change in Cash and Cash Equivalents	(10,332)	(2,997)
Cash and Cash Equivalents at Beginning of Period	14,135	16,053

Cash and Cash Equivalents at End of Period	$3,803	$13,056

Supplemental Cash Flow Information:
Income taxes paid during the period	$8,074	$7,645
Interest paid during the period	$10,756	$10,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications, primarily for various markets throughout North America and Europe.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2004 and August 31, 2004, the consolidated results of operations for the three months ended November 30, 2004 and 2003, and the consolidated cash flows for the three months ended November 30, 2004 and 2003. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 001-16583).

The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used to measure fair value. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123 (Revised 2004) on September 1, 2005 and continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Note 11 for further information.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 as a result of its project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether or not they meet the criteria currently dictated by ARB No. 43. Additionally, SFAS No. 151 requires that fixed overhead be allocated based on the normal capacity of the production capabilities. The Company will adopt SFAS No. 151 on September 1, 2005 and continues to evaluate the impact the adoption will have on the Company’s results of operations, if any.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	November 30, 2004		August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(2,326)	$13,030	$(2,217)
Distribution network	53,000	(9,423)	53,000	(8,981)
Other	11,857	(5,291)	11,857	(5,045)

Total	$77,887	$(17,040)	$77,887	$(16,243)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No 142. This analysis has not resulted in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $0.8 million related to intangible assets with finite lives during the three months ended November 30, 2004 and 2003. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2004 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2004	$312,703	$30,892	$343,595
Currency translation adjustments	1,636	508	2,144

Balance as of November 30, 2004	$314,339	$31,400	$345,739

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis has not resulted in the recognition of an impairment charge in the current or prior periods.

4. BUSINESS SEGMENT INFORMATION

Three Months Ended November 30, 2004	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$398,048	$29,369	$6,967	$790	$7,825
ASP	127,154	7,230	2,240	7	3,611
Corporate	—	(8,384)	88	—	205

Total	$525,202	$28,215	$9,295	$797	$11,641

Three Months Ended November 30, 2003	Net Sales	Operating Profit (Loss)	Depreciation	Amortization	Capital Expenditures
ABL	$391,027	$27,332	$8,476	$790	$7,356
ASP	126,511	7,409	1,913	6	2,525
Corporate	—	(6,722)	188	—	—

Total	$517,538	$28,019	$10,577	$796	$9,881

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

	Total Assets
	November 30, 2004	August 31, 2004
ABL	$1,104,899	$1,094,762
ASP	229,552	222,940
Corporate	41,964	46,827

Total	$1,376,415	$1,364,529

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2004	August 31, 2004
Raw materials and supplies	$85,716	$86,027
Work in process	20,138	19,623
Finished goods	136,562	126,255

	242,416	231,905
Less: reserves	(11,567)	(9,645)

	$230,849	$222,260

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2004 and 2003:

	Three Months Ended November 30,
	2004	2003
Basic earnings per share:
Net income	$13,165	$12,917
Basic weighted average number of shares outstanding	42,462	41,581

Basic earnings per share	$0.31	$0.31

Diluted earnings per share:
Net income	$13,165	$12,917
Basic weighted average number of shares outstanding	42,462	41,581
Add – Shares of common stock issuable upon assumed exercise of dilutive options	1,348	957
Add – Unvested restricted stock	136	56

Diluted weighted average shares outstanding	43,946	42,594

Diluted earnings per common share	$0.30	$0.30

7. DERIVATIVE FINANCIAL INSTRUMENTS

During 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At November 30, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $27.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax loss of approximately $2.7 million at November 30, 2004.

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

	Three Months Ended November 30,
	2004	2003
Net income	$13,165	$12,917
Unrealized loss on foreign currency contracts, net of tax of $951 and $45	(1,751)	(80)
Foreign currency translation adjustments, net of tax of $851 and $0	7,648	5,140

Comprehensive Income	$19,062	$17,977

Foreign currency translation adjustments for the three months ended November 30, 2004 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Euro, the British Pound, and the Canadian Dollar. The unrealized loss on foreign currency contracts for the three months ended November 30, 2004 resulted from a decrease in the fair value of the foreign currency contracts discussed in Note 7 above.

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 30, 2004, the Company renewed the Receivables Facility for a one-year period and reduced the facility size to $100.0 million from $150.0 million. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $285.6 million at November 30, 2004. Borrowings at November 30, 2004 under the Receivables Facility totaled $13.4 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate, excluding the commitment and usage fee, was approximately 2.1% at November 30, 2004.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility provides for a Maximum Leverage Ratio of 3.50, subject to certain conditions set forth in the agreement. The Company was in compliance with all financial covenants and had $8.8 million in outstanding borrowings under the Revolving Credit Facility at November 30, 2004. At November 30, 2004, the Company had additional borrowing capacity under the Revolving Credit Facility, under the most restrictive covenant in effect at the time, of $172.4 million, which represents the full amount of the Revolving Credit Facility less outstanding borrowings of $8.8 million and outstanding letters of credit under the Revolving Credit Facility of $18.8 million discussed below.

The Company’s Receivables Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a Material Adverse Effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility could be denied and payments on outstanding borrowings could be accelerated. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

At November 30, 2004, the Company had outstanding letters of credit totaling $30.5 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and certain programs of NSI (see Note 10 for further information) and for providing credit support for the Company’s industrial revenue bonds. At November 30, 2004, a total of $18.8 million of the letters of credit were outstanding under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. During the first quarter of 2005, the Term Loan was reclassified from Long-Term Debt, less current maturities to Term loan, which is included in Current Liabilities. At November 30, 2004, borrowings outstanding under the Term Loan were $18.5 million.

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

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. With respect to each of the currently active sites which it does not own and where it has been named as a responsible party or a potentially responsible party (“PRP”), the Company believes its liability is immaterial, based on information currently available, due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that Acuity Brands’ liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia, which has included Acuity Brands as a PRP.

With respect to the only active site which Acuity Brands does own, property on Seaboard Industrial Boulevard in Atlanta, Georgia, the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached tentative agreement with the other members of the Site Group to share the costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. Results from the first two required quarterly sampling events have confirmed the Site Group’s model, but adverse future sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of November 30, 2004, the Company had reserved approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

For property that the Company owns on Academy Drive in Northbrook, Illinois, ABL has completed its investigation to determine whether acids, caustics, or other chemical constituents associated with the former anodizing process or wastewater pre-treatment system at the facility impacted soil or groundwater under the building. The investigation indicated that no such materials have impacted the property above regulatory limits and that remediation is not required. As of November 30, 2004, the Company had reserved $0.1 million to cover anticipated costs of investigating such impacts and restoring those areas to facilitate the sale of the property to a third party.

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

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001. In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement, a transition services agreement, and a tax disaffiliation agreement:

Distribution Agreement-

The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. This indemnity does not expire and there is no stated maximum potential liability. To satisfy its obligations under the distribution agreement, Acuity Brands provides letters of credit on behalf of NSI for collateral requirements under NSI’s casualty programs for incurred and projected losses resulting from those segments prior to the Distribution which are covered by NSI casualty programs. This collateral requirement is $1.2 million for 2005, down from $2.4 million for 2004.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

The letters of credit are issued in favor of the surety company that provides collateral to the states where NSI may have obligations under its various casualty insurance programs. Under this provision, at November 30, 2004, Acuity Brands had $2.0 million of outstanding letters of credit that were issued for the benefit of NSI.

In addition, Acuity Brands currently provides letters of credit of approximately $0.8 million on behalf of NSI in connection with a surety company that has not been released by states to which the surety company provided collateral. NSI has provided back-up letters of credit for the benefit of Acuity Brands in such amount.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience. Excluding costs related to faulty components provided by third parties, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations in future periods.

The Company expects to begin notifying agents, distributors, and customers in early January 2005 of the expansion of a voluntary product recall that was initiated with the United States Consumer Product Safety Commission (“CPSC”) and originally commenced March 10, 2004. The product recall will now involve approximately 70,000 lighting fixtures manufactured by ABL at one of its facilities from April 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The recalled fixtures are certain models of indoor high intensity discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The fixtures are used primarily in industrial and commercial locations such as retail spaces, warehouses, and gymnasiums.

The capacitor used in the recalled fixtures can leak polypropylene glycol (“PPG”) fluid onto the acrylic lens and/or reflector of the fixture, causing the acrylic component(s) to degrade. In several reported instances, this has resulted in lenses or reflectors cracking and pieces of acrylic falling from the fixtures. To date, there have been only limited reports of personal injury and property damage. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria.

In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor but exhibit a less serious failure mode. In the case of these fixtures, the PPG fluid may accumulate in or drip from the fixture. ABL will repair or replace these fixtures upon failure.

The Company accrued a liability of $5.7 million for the estimated product recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty capacitors entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for product recall

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

and warranty expenses up to the amount of the liability the Company accrued. As of November 30, 2004, the Company had paid $0.8 million related to the product recall expenses and additional related warranty expenses and had been reimbursed approximately $0.5 million. The Company expects to be reimbursed for substantially all amounts paid. The actual product recall and warranty expenses could be substantially different than the liability recorded by the Company. In the event the actual expenses incurred by the Company exceed $5.7 million, the Company and the supplier have committed in good faith to agree upon the additional amount to be reimbursed to the Company by the supplier.

The Company also expects to commence in early January 2005 an additional voluntary product recall of certain indoor HID lighting fixtures in accordance with its notification to the CPSC on September 27, 2004. This additional product recall involves approximately 120,000 lighting fixtures that incorporate acrylic reflectors and that utilize cords manufactured by one of ABL’s suppliers. The cords used in the fixtures may emit a plasticizer fluid that can potentially drip onto the exterior of the acrylic reflectors, which could cause them to degrade, crack, and fall. To date, there have been no reports of personal injury or significant property damage in connection with this issue. The manufacturer and the distributors of the cords are cooperating in this matter. The product recall will involve the replacement of the cord and reflector for each fixture subject to the recall. At November 30, 2004, the Company had accrued a liability of $1.6 million for the estimated expenses of this product recall, down from $2.5 million at August 31, 2004. The estimate of cost was revised during the first quarter, as the current projected time frame covered by the product recall is different than the time frame used in the original estimate. The Company intends to pursue vigorously recovery of all costs associated with this product recall, but there can be no assurance that it will be able to recover any portion of the costs.

On October 21, 2004, the Company received a document and information request from the CPSC in connection with an investigation by the CPSC as to whether the Company had complied with the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to this product recall of HID fixtures. On November 4, 2004, the Company received a document and information request from the CPSC in connection with a similar investigation with respect to the April 2001 product recall of certain of ABL’s emergency lighting fixtures. The Company has complied with these requests. In the event the CPSC determines that there was a violation of reporting requirements, proposed penalties could be significant based on past settlements with other companies announced by the CPSC.

The changes in the product warranty reserve during the three months ended November 30, 2004 are summarized as follows:

Balance as of August 31, 2004	$11,694
Warranty and product recall expense during the period	721
Payments made during the period	(1,460)

Balance as of November 30, 2004	$10,955

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

	Three Months Ended November 30,
	2004	2003
Net income, as reported	$13,165	$12,917
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	76	65
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	1,136	610

Pro forma net income	$11,953	$12,242

Earnings per share:
Basic earnings per share – as reported	$0.31	$0.31
Basic earnings per share – pro forma	$0.28	$0.29
Diluted earnings per share – as reported	$0.30	$0.30
Diluted earnings per share – pro forma	$0.27	$0.29

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

Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2004 and 2003 included the following components:

	Three Months Ended November 30,
	2004	2003
Service cost	$904	$1,133
Interest cost	1,907	1,781
Expected return on plan assets	(1,809)	(1,593)
Amortization of prior service cost	22	25
Amortization of transitional asset	(33)	(33)
Recognized actuarial loss	434	658

Net periodic pension cost	$1,425	$1,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended November 30, 2004 and 2003. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on October 29, 2004, for additional information regarding the Company.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets – lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Brands Lighting” or “ABL”) designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment of Acuity Brands (“Acuity Specialty Products” or “ASP”) formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 11,000 employees worldwide. While Acuity Brands has been publicly held as a stand-alone company for approximately three years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

ABL produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 26 factories and distribution facilities to serve its extensive customer base.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during the remainder of 2005 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividend per share in 2005 as was paid in 2004, and to make required contributions into the Company’s defined benefit plans. The Company expects to invest between $50.0 million and $55.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005, consistent with spending in 2004.

Cash Flow

Acuity Brands used available cash, cash flow, and borrowings in the three months ended November 30, 2004 to fund operations and capital expenditures and to pay dividends. Available cash was benefited by $6.5 million in cash received from the exercise of stock options during the first quarter of 2005.

The Company used $17.9 million of net cash from operations during the first three months of 2005 compared to $4.4 million generated in the prior year period. Cash flow from operations declined $22.3 million due primarily to an increase in cash used by accounts payable and accrued liabilities, partially offset by improvement in cash flow from accounts receivable and inventory. Operating working capital (calculated by adding accounts receivables, net, plus inventory, and subtracting accounts payable) increased by approximately $38.5 million to $385.9 million at November 30, 2004 from $347.4 million at August 31, 2004. The increase in operating working capital was due primarily to a $24.8 million decrease in accounts payable since the prior year-end. Pension contributions of approximately $3.1 million in the first quarter of 2005 were approximately $2.1 million greater than contributions in the year-ago period. This represents a significant portion of the total pension funding requirements for the Company in 2005.

Capital expenditures were $11.6 million in the first quarter of 2005, an increase of approximately $1.8 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The increase in capital expenditures from the prior year was due primarily to higher investments at ASP in an effort to improve information technology capabilities.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding increased to $413.9 million at November 30, 2004 from $395.7 million at August 31, 2004.

Borrowings under the Company’s primary bank financing agreement (“Revolving Credit Facility”) are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. The financial covenants included in the Company’s other financing agreements are similar to the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements at November 30, 2004.

During the first quarter of 2005, the Company’s consolidated stockholders’ equity increased $22.6 million to $500.6 million at November 30, 2004. The increase was due primarily to net income earned during the period, the issuance of shares under the Company’s compensation programs, and the favorable impact of foreign currency translation adjustments, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 45.3% at both November 30, 2004 and August 31, 2004.

Dividends

The Company paid cash dividends on common stock during the first three months of 2005 of $6.4 million ($0.15 per share). The Company expects to pay annual stockholder dividends of $0.60 per share during 2005, consistent with 2004, subject to quarterly approval by the Board of Directors.

Results of Operations

First Quarter of 2005 Compared to First Quarter of 2004

Consolidated Results

Net sales for the quarter ended November 30, 2004 were $525.2 million compared to $517.5 million reported in the year-ago period, an increase of $7.7 million, or 1.5%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and greater shipments within certain channels in the commercial and industrial portions of the lighting and chemical businesses, partially offset by lower shipments in the retail channel. Consolidated gross profit margins increased slightly to 41.7% of net sales in the first quarter of 2005 as compared to 41.5% of net sales reported in the year-ago period. The improvement in gross profit margins was due primarily to favorable pricing and product mix as well as benefits from previously initiated profit improvement programs, particularly at ABL. These benefits were partially offset by a dramatic rise in the cost of raw materials, particularly steel, and certain other components. For example, the Company estimates that steel and aluminum costs were more than $8.0 million higher in the first quarter of 2005 compared to the year-ago period. Consolidated operating expenses were $190.6 million (36.3% of net sales) in the first quarter of 2005 compared to $186.7 million (36.1% of net sales) in the year-ago period. The increase in operating expenses was due primarily to higher expenses at ABL and Corporate. The increase at ABL was primarily the result of higher commissions, freight, and warranty expense partially offset by lower than expected costs for a product recall.

Consolidated operating profit of $28.2 million increased by $0.2 million, or 0.7%, in the first quarter of 2005 compared to the year-ago period. Consolidated operating profit margins of 5.4% of net sales in the first quarter of 2005 approximated such margins for the same period in 2004. The increase in operating profit was due primarily to the impact of favorable price and product mix changes, partially offset by higher raw material costs and greater expense for Company-wide long-term incentive programs. Net income for the first quarter of 2005 increased $0.3 million, or 2.3%, to $13.2 million from $12.9 million reported in the first quarter of 2004. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share in the first quarter of 2005 of $0.30 was flat compared to the first quarter of 2004.

Acuity Brands Lighting

Net sales at ABL in the first quarter of 2005 were $398.0 million compared to $391.0 million reported in the year-ago period, an increase of $7.0 million, or 1.8%. The increase was due primarily to improved pricing and greater shipments in the commercial and industrial channel. Those improvements were partially offset by a decline in shipments to a non-strategic customer in the home improvement channel and certain projects with two national accounts not repeated in the current year. The backlog at ABL increased approximately $6.5 million, or 4.3%, to $159.3 million at November 30, 2004 from $152.8 million at August 31, 2004.

Operating profit at ABL increased $2.1 million, or 7.7%, to $29.4 million in the first quarter of 2005 from $27.3 million reported in the prior year. Operating profit margins improved to 7.4% of net sales in the first quarter of 2005 from 7.0% of net sales reported in the same period a year ago. The increase in operating profit and margins was due primarily to benefits from pricing initiatives, favorable product mix changes, lower than anticipated product recall costs, and benefits from the manufacturing network transformation project. These benefits were partially offset by lower profit contribution from reduced shipments in certain channels noted above, higher costs for certain raw materials, higher warranty expenses, and increased rates for commission and freight.

Acuity Specialty Products

Net sales at ASP in the first quarter of 2005 were $127.2 million compared to $126.5 million reported in the year-ago period, representing an increase of $0.7 million. The increase in net sales was due primarily to higher shipments and improved pricing in the institutional and industrial (“I&I”) channel, partially offset by lower shipments in the retail channel and the absence of sales from a small product line divested during the first quarter of 2004.

Operating profit at ASP in the first quarter of 2005 decreased slightly to $7.2 million from $7.4 million reported in the year-ago period. Operating margins decreased to 5.7% of net sales from 5.9% of net sales a year ago. Additional contribution from the higher net sales noted above was more than offset by the impact of higher raw material costs and increased compliance costs, causing the decrease in operating profit and margins.

Corporate

Corporate expenses were $8.4 million in the first quarter of 2005 compared to $6.7 million in the year-ago period. The increase in corporate expenses was primarily the result of greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, the effect of appreciation of the Company’s stock price on these programs and an increase in awards outstanding.

Income Taxes

The effective tax rate for the first quarter of 2005 was 35.1%, compared to 36.0% in the first quarter of 2004. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to remain approximately 35.0% for the remainder of the year. The Company is in the process of evaluating the effect of the American Jobs Creation Act of 2004 on its plans for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The evaluation of the impact on the financial statements will also depend on guidance expected to be provided by the IRS.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $8.9 million, an increase of $0.2 million, or 2.3%, from the year-ago period. This increase was due primarily to a higher weighted average interest rate in the first quarter of 2005 compared to the first quarter of 2004 and, to a lesser extent, higher debt balances over the course of the quarter in comparison to the year-ago period.

Outlook

Management continues to anticipate that fiscal year 2005 will be challenging, particularly in the first half. This caution is due to several factors: the potential for continued weakness in a key market, non-residential construction; the significant impact of rising costs, particularly for certain components and raw materials; the impact of growing government regulations; and the short-term negative impact of ongoing process improvement initiatives. In light of those factors, operating results for the first half of 2005 are expected to be relatively consistent with those reported in the first half of 2004. However, in spite of these challenges, the Company expects to make meaningful progress for the full year of 2005 towards its long-term goals of growing earnings per share in excess of 15% per annum, providing a return on stockholders’ equity of 15% or better, and reducing the Company’s debt to total capitalization ratio to below 40%. Management expects to realize benefits from improved customer service capabilities, continuous improvement initiatives, and annual product and price review programs, particularly in the second half of 2005. Management anticipates that realization of these benefits in 2005 will result in improvement of consolidated operating profit margins by at least 70 basis points and in achievement of the Company’s debt targets. Additionally, management sees indications of growing demand in key markets, including certain portions of non-residential construction, that could favorably impact results, particularly in the second half of the year.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2004.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, and required contributions into its defined benefit plans; (b) the planned spending of approximately $50.0 to $55.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005; (c) the planned payment of annual stockholder dividends of $0.60 per share during 2005; (d) the Company’s expectations regarding the effective tax rate for the remainder of the year; (e) 2005 operating results (and the timing of operating results within 2005); (f) expected progress towards the achievement of management’s long-term financial goals regarding earnings per share, return on stockholders’ equity, and debt to total capitalization; (g) the expected realization of benefits from improved customer service capabilities, continuous improvement initiatives, and annual product and price review programs, the timing of such benefits, and the impact of these benefits on operating margins and the achievement of debt targets; and (h) the impact on results of growing demand in key markets and the timing of such impact. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; and (i) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s Revolving Credit Facility, Term Loan, and long-term industrial revenue bonds amounted to $54.0 million at November 30, 2004. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at November 30, 2004 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at November 30, 2004 would have decreased the fair value of these notes by approximately $8.7 million. See Note 9 of the Notes to Consolidated Financial Statements, contained in this Form 10-Q, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of the net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during 2004, the Company entered into certain foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At November 30, 2004, the Company had foreign currency contracts outstanding with an aggregate notional amount of $27.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pre-tax loss of approximately $2.7 million at November 30, 2004.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“Commission”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2004. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 22).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 6, 2005	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: January 6, 2005	/s/ Karen J. Holcom
KAREN J. HOLCOM VICE PRESIDENT, CONTROLLER, AND INTERIM CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(1)	Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan, amended and restated effective as of January 1, 2004.	Filed with the Commission as part of this Form 10-Q.

	(2)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Filed with the Commission as part of this Form 10-Q.

	(3)	Form of Incentive Stock Option Agreement for Executive Officers.	Filed with the Commission as part of this Form 10-Q.

	(4)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Filed with the Commission as part of this Form 10-Q.

	(5)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.

	(6)	Form of Restricted Stock Award Agreement for Executive Officers.	Filed with the Commission as part of this Form 10-Q.

	(7)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.