Form 10-Q
period 2005-02-28
ACUITY BRANDS INC
filed 2005-04-04
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Common Stock - $0.01 Par Value – 44,128,839 shares as of March 29, 2005.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2005	AUGUST 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,514	$14,135
Receivables, less reserve for doubtful accounts of $9,021 at February 28, 2005 and $8,285 at August 31, 2004	311,128	331,157
Inventories	217,393	222,260
Deferred income taxes	38,062	29,500
Prepayments and other current assets	43,777	36,534

Total Current Assets	619,874	633,586

Property, Plant, and Equipment, at cost:
Land	12,146	13,037
Buildings and leasehold improvements	166,836	167,707
Machinery and equipment	378,152	375,750

Total Property, Plant, and Equipment	557,134	556,494
Less - Accumulated depreciation and amortization	333,319	330,195

Property, Plant, and Equipment, net	223,815	226,299

Other Assets:
Goodwill	345,363	343,595
Intangible assets	125,065	126,658
Other long-term assets	28,845	34,391

Total Other Assets	499,273	504,644

Total Assets	$1,342,962	$1,364,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$614	$1,511
Short-term secured borrowings	10,000	—
Revolving credit facility	4,300	4,000
Term loan	18,360	—
Accounts payable	170,541	206,064
Accrued salaries, commissions, and bonuses	32,648	45,335
Accrued severance and related charges	16,055	—
Other accrued liabilities	94,000	105,325

Total Current Liabilities	346,518	362,235

Long-Term Debt, less current maturities	372,083	390,210

Deferred Income Taxes	24,947	24,844

Self-Insurance Reserves, less current portion	17,967	17,484

Other Long-Term Liabilities	89,230	91,779

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 43,636,231 and 42,596,015 shares issued and outstanding at February 28, 2005 and August 31, 2004	436	426
Paid-in capital	447,714	425,807
Retained earnings	78,274	86,560
Unearned compensation on restricted stock	(11,062)	(5,609)
Accumulated other comprehensive loss items	(23,145)	(29,207)

Total Stockholders’ Equity	492,217	477,977

Total Liabilities and Stockholders’ Equity	$1,342,962	$1,364,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 28, 2005	FEBRUARY 29, 2004	FEBRUARY 28, 2005	FEBRUARY 29, 2004
Net Sales	$505,121	$491,039	$1,030,323	$1,008,577
Cost of Products Sold	309,915	289,591	616,338	592,422

Gross Profit	195,206	201,448	413,985	416,155
Selling, Distribution, and Administrative Expenses	180,630	175,266	368,458	359,982
Special Charge	17,000	—	17,000	—
Impairment Charge	—	—	—	579
Stock Compensation Expense	2,073	1,802	4,809	3,195

Operating (Loss) Profit	(4,497)	24,380	23,718	52,399
Other Expense (Income):
Interest expense, net	9,084	8,927	18,028	17,644
Gain on sale of businesses	—	(105)	(538)	(827)
Miscellaneous (income) expense, net	(525)	684	(1,001)	525

Total Other Expense	8,559	9,506	16,489	17,342

(Loss) Income before Provision for Income Taxes	(13,056)	14,874	7,229	35,057
(Benefit) Provision for Income Taxes	(4,619)	5,355	2,501	12,621

Net (Loss) Income	$(8,437)	$9,519	$4,728	$22,436

Earnings Per Share:
Basic (Loss) Earnings per Share	$(0.20)	$0.23	$0.11	$0.54

Basic Weighted Average Number of Shares Outstanding	42,926	41,846	42,683	41,721

Diluted (Loss) Earnings per Share	$(0.20)	$0.22	$0.11	$0.52

Diluted Weighted Average Number of Shares Outstanding	42,926	43,291	44,244	42,999

Dividends Declared per Share	$0.15	$0.15	$0.30	$0.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED
	FEBRUARY 28, 2005	FEBRUARY 29, 2004
Cash Provided by (Used for) Operating Activities:
Net income	$4,728	$22,436
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,585	22,936
(Gain) loss on the sale of property, plant, and equipment	(191)	97
Gain on sale of businesses	(538)	(827)
Provision for losses on accounts receivable	2,761	1,599
Other non-cash charges	2,586	2,311
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	19,777	5,167
Inventories	4,867	(13,418)
Deferred income taxes	12	(3,694)
Prepayments and other current assets	(7,242)	(916)
Accounts payable	(37,410)	(6,409)
Other current liabilities	(13,484)	(17,833)
Other	10,377	12,246

Net Cash Provided by Operating Activities	6,828	23,695

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(18,800)	(20,460)
Proceeds from sale of property, plant, and equipment	248	1,403
Sale of businesses	129	2,305

Net Cash Used for Investing Activities	(18,423)	(16,752)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(188)	—
Proceeds from revolving credit facility, net	300	2,100
Proceeds (repayments) of short-term secured borrowings, net	10,000	(10,000)
Repayments of long-term debt	(510)	(458)
Employee stock purchase plan issuances	817	737
Stock options exercised	9,531	4,341
Dividends paid	(13,015)	(12,635)

Net Cash Provided by (Used for) Financing Activities	6,935	(15,915)

Effect of Exchange Rate Changes on Cash	39	418

Net Change in Cash and Cash Equivalents	(4,621)	(8,554)
Cash and Cash Equivalents at Beginning of Period	14,135	16,053

Cash and Cash Equivalents at End of Period	$9,514	$7,499

Supplemental Cash Flow Information:
Income taxes paid during the period	$18,190	$17,245
Interest paid during the period	$18,234	$17,904

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinct markets – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications, primarily for various markets throughout North America and Europe.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2005 and August 31, 2004, the consolidated results of operations for the three and six months ended February 28, 2005 and February 29, 2004, and the consolidated cash flows for the six months ended February 28, 2005 and February 29, 2004. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 001-16583).

The results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

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

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation provides for the optional repatriation of cash from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations. In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”), indicating that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, Accounting for Income Taxes, requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Creation Act on its plans for reinvestment or repatriation of foreign earnings. FSP No. 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. The Company has not yet initiated an analysis nor determined if it will repatriate any overseas earnings pursuant to this provision.

The FASB also recently issued Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our income tax return. The Company will not be able to claim this tax benefit until first quarter of fiscal 2006.

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	February 28, 2005		August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(2,435)	$13,030	$(2,217)
Distribution network	53,000	(9,865)	53,000	(8,981)
Other	11,857	(5,536)	11,857	(5,045)

	$77,887	$(17,836)	$77,887	$(16,243)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No. 142. This analysis has not resulted in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $1.6 million related to intangible assets with finite lives during the six months ended February 28, 2005 and February 29, 2004. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2004 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2004	$312,703	$30,892	$343,595
Currency translation adjustments	1,389	379	1,768

Balance as of February 28, 2005	$314,092	$31,271	$345,363

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

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 28, 2005	FEBRUARY 29, 2004	FEBRUARY 28, 2005	FEBRUARY 29, 2004
Net Sales:
ABL	$381,088	$369,388	$779,136	$760,415
ASP	124,033	121,651	251,187	248,162

Total Net Sales	$505,121	$491,039	$1,030,323	$1,008,577

Operating (Loss) Income:
ABL	$10,724	$21,222	$40,093	$48,554
Special Charge*	(12,652)	—	(12,652)	—
ASP	7,093	8,980	14,323	16,389
Special Charge*	(2,995)	—	(2,995)	—
Corporate	(5,314)	(5,822)	(13,698)	(12,544)
Special Charge*	(1,353)	—	(1,353)	—

Total (Loss) Operating Income	$(4,497)	$24,380	$23,718	$52,399

Depreciation:
ABL	$7,421	$8,594	$14,388	$17,070
ASP	2,188	1,992	4,428	3,905
Corporate	88	181	176	369

Total Depreciation	$9,697	$10,767	$18,992	$21,344

Amortization:
ABL	$790	$790	$1,580	$1,579
ASP	6	6	13	13
Corporate	—	—	—	—

Total Amortization	$796	$796	$1,593	$1,592

Capital Expenditures:
ABL	$4,184	$9,014	$12,009	$16,370
ASP	2,942	1,560	6,553	4,085
Corporate	33	5	238	5

Total Capital Expenditures	$7,159	$10,579	$18,800	$20,460

*	See further discussion of Special Charge in Note 13.

	Total Assets
	February 28, 2005	August 31, 2004
ABL	$1,061,764	$1,094,762
ASP	231,080	222,940
Corporate	50,118	46,827

	$1,342,962	$1,364,529

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2005	August 31, 2004
Raw materials and supplies	$83,778	$86,027
Work in process	16,435	19,623
Finished goods	128,375	126,255

	228,588	231,905
Less: reserves	(11,195)	(9,645)

	$217,393	$222,260

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted (loss) earnings per share for the three and six months ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Basic (loss) earnings per share:
Net (loss) income	$(8,437)	$9,519	$4,728	$22,436
Basic weighted average shares outstanding	42,926	41,846	42,683	41,721

Basic (loss) earnings per share	$(0.20)	$0.23	$0.11	$0.54

Diluted (loss) earnings per share:
Net (loss) income	$(8,437)	$9,519	$4,728	$22,436
Basic weighted average shares outstanding	42,926	41,846	42,683	41,721
Common stock equivalents (stock options and restricted stock)	—	1,445	1,561	1,278

Diluted weighted average shares outstanding	42,926	43,291	44,244	42,999

Diluted (loss) earnings per share	$(0.20)	$0.22	$0.11	$0.52

7. DERIVATIVE FINANCIAL INSTRUMENTS

During 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At February 28, 2005, the Company had foreign currency contracts outstanding with an aggregate notional amount of $18.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pretax loss of approximately $1.3 million at February 28, 2005.

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

8. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income included unrealized gains (losses) on foreign currency contracts and foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net (loss) income	$(8,437)	$9,519	$4,728	$22,436
Unrealized gain (loss) on foreign currency contracts, net of tax of $588 and $177 for three months ended and $397 and $132 for six months ended	1,046	315	(705)	235
Foreign currency translation adjustments, net of tax of $229 and $388 for three months ended and $1,080 and $525 for six months ended	(882)	2,635	6,766	7,775

Comprehensive (Loss) Income	$(8,273)	$12,469	$10,789	$30,446

The unrealized gain on foreign currency contracts for the three months ended February 28, 2005 resulted from an increase in the fair value of the foreign currency contracts discussed in Note 7 above and the maturity of certain contracts during the period. The unrealized loss for the six months ended February 28, 2005 resulted from a decrease in the fair value of these contracts and the maturity of certain contracts during the period. Foreign currency translation adjustments for the three months ended February 28, 2005 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the Canadian Dollar. Foreign currency translation adjustments for the six months ended February 28, 2005 resulted from the weakening of the U.S. dollar against certain currencies, particularly the Euro, the British Pound, and the Canadian Dollar.

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 30, 2004, the Company renewed the Receivables Facility for a one-year period and reduced the facility size to $100.0 million from $150.0 million. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $266.9 million at February 28, 2005. Borrowings at February 28, 2005 under the Receivables Facility totaled $10.0 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. The interest rate, excluding the commitment and usage fee, was approximately 2.6% at February 28, 2005.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility provides for a Maximum Leverage Ratio of 3.50, subject to certain conditions set forth in the agreement. The Company was in compliance with all financial covenants and had $4.3 million in outstanding borrowings under the Revolving Credit Facility at February 28, 2005. At February 28, 2005, the Company had additional borrowing capacity under the Revolving Credit Facility, under the most restrictive covenant in effect at the time, of $141.5 million.

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

At February 28, 2005, the Company had outstanding letters of credit totaling $26.0 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At February 28, 2005, a total of $14.2 million of the letters of credit were outstanding under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. During the first quarter of 2005, the Term Loan was reclassified from Long-Term Debt, less current maturities to Term loan, which is included in Current Liabilities. At February 28, 2005, borrowings outstanding under the Term Loan were $18.4 million.

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

The Company has certain matters pending before the United States Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and proceedings. See further discussion in Product Warranty section of this note.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

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

Acuity Brands is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. With respect to each of the currently active sites which it does not own and where it has been named as a responsible party or a potentially responsible party (“PRP”), the Company believes its liability is immaterial, based on information currently available, due to its limited involvement at the site and/or the number of viable PRPs. For example, the preliminary allocation among 48 PRPs at the Crymes Landfill site in Georgia indicates that the Company’s liability is not significant, and there are more than 1,000 PRPs at the M&J Solvents site in Georgia, which has included Acuity Brands as a PRP.

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP - ASP’s property on Seaboard Industrial Boulevard in Atlanta, Georgia - the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached tentative agreement with the other members of the Site Group to share the costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. Results from the first three required quarterly sampling events have confirmed the Site Group’s model, but adverse future sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating with the investigation by the U.S. Attorney’s Office and has completed the production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of February 28, 2005, the Company had accrued a liability of approximately $2.0 million to cover various costs including off-site disposal, the estimated costs of resolution of proceedings with the U.S. Attorney’s Office, and the estimated legal expenses to be incurred by the Company for these matters. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of these matters could result in actual costs substantially higher or lower than the amounts reserved.

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

Transition Services Agreement-

In addition to other services described in the agreement (all of which are complete), the transition services agreement provides that Acuity Brands will, for a fee, provide letters of credit to secure NSI’s obligations under various casualty insurance programs of NSI through October 31, 2005 in an amount not to exceed $2.0 million.

The letters of credit are issued in favor of the surety company that provides collateral to the states where NSI may have obligations under its various casualty insurance programs. Under this provision, at February 28, 2005, Acuity Brands had $0.7 million of outstanding letters of credit that were issued for the benefit of NSI.

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

In March 2005, the Company expanded a voluntary product recall that had originally commenced in March 2004 after notification to the CPSC in January 2004. The product recall now involves approximately 93,000 lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The recalled fixtures are certain models of indoor high intensity discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The capacitor used in the recalled fixtures can leak polypropylene glycol (“PPG”) fluid onto the acrylic lens and/or reflector of the fixture, causing the acrylic component(s) to degrade. In several reported instances, this has resulted in lenses or reflectors cracking and pieces of acrylic falling from the fixtures. To date, there have been only limited reports of personal injury and property damage. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor but exhibit a less serious failure mode. In the case of these fixtures, the PPG fluid may accumulate in or drip from the fixture. ABL will repair or replace these fixtures upon failure.

The Company also commenced in March 2005 an additional voluntary product recall of certain indoor HID lighting fixtures in accordance with its notification to the CPSC in September 2004. This additional product recall involves approximately 120,000 lighting fixtures that incorporate acrylic reflectors and that utilize cords manufactured by one of ABL’s suppliers. The cords used in the fixtures may emit a plasticizer fluid that can potentially drip onto the exterior of the acrylic reflectors, which could cause them to degrade, crack, and fall. To date, there have been no reports of personal injury or significant property damage in connection with this issue. The product recall will involve the replacement of the cord and reflector for each fixture subject to the recall.

In the first quarter of the 2005 fiscal year, the Company received document and information requests from the CPSC in connection with investigations by the CPSC as to whether the Company had complied with the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to products involved in the March 2004 recall of HID fixtures and a 2001 recall of emergency lighting fixtures. On February 28, 2005, the Company received a letter from the CPSC staff stating that the CPSC staff had concluded that the Company had violated those reporting requirements with respect to the HID fixtures involved in the 2004 recall, that the staff intended to recommend to the Commission that it take action to seek a civil penalty, and that the Company had the opportunity to negotiate a resolution by submitting a penalty settlement offer. The CPSC staff has also indicated that it intends to assert that reporting requirements were violated in connection with the emergency lighting fixtures involved in the 2001 recall, but the Company has not yet received formal notification of that assertion. On March 15, 2005, the Company responded to the CPSC staff’s February 28th letter by stating that, while it disagrees with the current conclusion of the CPSC staff, it would like to resolve all pending reporting matters in a global resolution and would make a good faith settlement offer to do so when the staff had reached a position with respect to other pending matters. There is no assurance that the CPSC staff will be willing to resolve these matters on a global basis.

At February 28, 2005, the Company had accrued an aggregate liability of $8.4 million with respect to the 2004 capacitor-related HID recall and the 2005 expansion of that recall, the 2005 cord-related recall, the matters pending before the CPSC, and associated legal expenses. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by a supplier for substantially all product recall expenses and additional warranty expenses regarding the capacitor-related issue and at February 28, 2005 had recorded a receivable of $5.0 million from that supplier. The Company also intends to pursue vigorously the recovery of all costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs.

The changes in the product warranty reserve during the six months ended February 28, 2005 are summarized as follows:

Balance as of August 31, 2004	$11,694
Warranty and product recall expense during the period	1,730
Payments made during the period	(3,622)

Balance as of February 28, 2005	$9,802

11. STOCK-BASED COMPENSATION

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price no less than the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123, the Company’s net (loss) income and (loss) earnings per share would have been impacted as follows:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net (loss) income, as reported	$(8,437)	$9,519	$4,728	$22,436
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	70	66	146	131
Less: Stock-based compensation determined under fair-value-based method for stock option awards, net of tax	442	1,026	1,578	1,636

Net (loss) income, pro forma	$(8,949)	$8,427	$3,004	$20,669

Earnings per share:
Basic (loss) earnings per share – as reported	$(0.20)	$0.23	$0.11	$0.54
Basic (loss) earnings per share – pro forma	$(0.21)	$0.20	$0.07	$0.50
Diluted (loss) earnings per share – as reported	$(0.20)	$0.22	$0.11	$0.52
Diluted (loss) earnings per share – pro forma	$(0.21)	$0.20	$0.07	$0.48

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

Net periodic pension cost for the Company’s pension plans during the three and six months ended February 28, 2005 and February 29, 2004 included the following components:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$904	$1,133	$1,808	$2,266
Interest cost	1,907	1,781	3,814	3,562
Expected return on plan assets	(1,809)	(1,593)	(3,618)	(3,186)
Amortization of prior service cost	22	25	44	50
Amortization of transitional asset	(33)	(33)	(66)	(66)
Recognized actuarial loss	434	658	868	1,316

Net periodic pension cost	$1,425	$1,971	$2,850	$3,942

13. SPECIAL CHARGE

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The charge included severance and related employee benefits.

The changes in the special charge reserve during the six months ended February 28, 2005 are summarized as follows:

Balance as of August 31, 2004	$—
Provision	17,000
Payments made during the period	(945)

Balance as of February 28, 2005	$16,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended February 28, 2005 and February 29, 2004. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on October 29, 2004, for additional information regarding the Company.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinct markets – lighting equipment and specialty products. The lighting equipment segment of the Company (“Acuity Brands Lighting” or “ABL”) designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment of Acuity Brands (“Acuity Specialty Products” or “ASP”) formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, has approximately 10,000 employees worldwide. While Acuity Brands has been publicly held as a stand-alone company for over three years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

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

ASP is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during the remainder of 2005 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to pay the same quarterly stockholder dividend per share in 2005 as was paid in 2004, and to make required contributions into the Company’s defined benefit plans. The Company expects to invest between $45.0 million and $50.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005, slightly lower than spending in 2004.

Cash Flow

Acuity Brands used available cash, cash flow, and borrowings in the six months ended February 28, 2005 to fund operations and capital expenditures and to pay dividends. Available cash was benefited by $9.5 million in cash received from the exercise of stock options during the first six months of 2005.

The Company generated $6.8 million of net cash from operations during the first six months of 2005 compared to $23.7 million generated in the prior-year period. Cash flow from operations declined $16.9 million due primarily to an increase in cash used to fund accounts payable, partially offset by improvement in cash flow from accounts receivable and reduced inventory levels. Operating working capital (calculated by adding accounts receivables, net, plus inventory, and subtracting accounts payable) increased by approximately $10.6 million to $358.0 million at February 28, 2005 from $347.4 million at August 31, 2004. The increase in operating working capital was due primarily to a $35.5 million decrease in accounts payable, partially offset by a $20.0 million decrease in accounts receivable since August 31, 2004. Pension contributions of approximately $3.1 million in the first six months of 2005 were approximately $2.1 million greater than contributions in the year-ago period. This represents a significant portion of the total pension funding requirements for the Company in 2005.

Capital expenditures were $18.8 million in the first six months of 2005, a decrease of approximately $1.7 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding increased to $405.4 million at February 28, 2005 from $395.7 million at August 31, 2004.

Borrowings under the Company’s primary bank financing agreement (“Revolving Credit Facility”) are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. The financial covenants included in the Company’s other short-term financing agreements are similar to the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements at February 28, 2005.

During the first six months of 2005, the Company’s consolidated stockholders’ equity increased $14.2 million to $492.2 million at February 28, 2005. The increase was due primarily to the issuance of shares under the Company’s compensation programs, the favorable impact of foreign currency translation adjustments, and net income earned during the period, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 45.2% at February 28, 2005, down from 45.3% at August 31, 2004.

Dividends

The Company paid cash dividends on common stock during the first six months of 2005 of $13.0 million ($0.30 per share). The Company expects to pay annual stockholder dividends of $0.60 per share during 2005, consistent with 2004, subject to quarterly approval by the Board of Directors.

Results of Operations

Second Quarter of 2005 Compared to Second Quarter of 2004

Consolidated Results

Net sales for the quarter ended February 28, 2005 were $505.1 million compared to $491.0 million reported for the year-ago period, an increase of $14.1 million, or 2.9%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and the mix of products sold within certain channels in the commercial and industrial portions of the lighting and chemical businesses, as well as favorable exchange rate fluctuations, partially offset by lower shipments in certain retail channels. Consolidated gross profit margins declined to 38.6% of net sales for the second quarter of 2005 as compared to 41.0% of net sales reported for the year-ago period. The decline in gross profit margins was due primarily to increases in raw material costs, which outpaced the timing of price increases to customers, and the negative impact of lower production volume. The Company estimates that steel and aluminum costs were more than $8.5 million higher in the second quarter of 2005 compared to the year-ago period. The decline in production volume occurred primarily at ABL and was due to the timing of orders and better management of inventory levels. The decline in production volume was more rapid than the drop in certain manufacturing costs, causing under absorption of these costs.

Consolidated operating expenses were $199.7 million (39.5% of net sales), which included a special charge of $17.0 million, for the second quarter of 2005 compared to $177.1 million (36.1% of net sales) for the year-ago period. On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The charge includes severance and related employee benefits. The Company expects to realize approximately $50.0 million in savings by the end of calendar 2005 resulting from this effort. The remaining $5.6 million increase in operating expenses for the quarter ended February 28, 2005 as compared to the year-ago period was due primarily to higher selling related expenses and other miscellaneous items, including certain product recall related costs.

The Company recorded a consolidated operating loss of $4.5 million, including the $17.0 million special charge discussed above, for the second quarter of 2005, compared to $24.4 million in operating profit for the year-ago period. In addition to the special charge, operating profit was also negatively impacted by lower gross profit and higher operating expenses noted above. These increased costs were only partially offset by improved price and mix as noted above. The Company recorded a net loss for the second quarter of 2005 of $8.4 million, which included the after-tax special charge of $11.0 million. Net income for the second quarter of 2004 was $9.5 million. The decrease in net income resulted primarily from the special charge and lower operating profit as noted above. Diluted loss per share for the second quarter of 2005 of $0.20 included a loss of $0.26 due to the special charge. Diluted earnings per share for the second quarter of 2004 was $0.22.

Acuity Brands Lighting

Net sales at ABL for the second quarter of 2005 were $381.1 million compared to $369.4 million reported for the year-ago period, an increase of $11.7 million, or 3.2%. The increase was due primarily to improved pricing in the commercial and industrial channel. This was partially offset by a decline in shipments to a non-strategic customer in the home improvement channel. The backlog at ABL increased approximately $0.5 million, or 0.3%, to $159.8 million at February 28, 2005 from $159.3 million at November 30, 2004.

ABL recorded an operating loss of $1.9 million, including the $12.7 million special charge discussed above for the second quarter of 2005, compared to $21.2 million in operating profit reported for the prior year. In addition to the special charge, operating profit was negatively impacted by rising raw material costs, lower absorption of manufacturing costs due to decreased production, reduced shipments in certain channels noted above, and certain other items, including selling and product recall related costs. These factors were partially offset by the improved pricing and favorable mix of products sold as discussed above.

Acuity Specialty Products

Net sales at ASP for the second quarter of 2005 were $124.0 million compared to $121.7 million reported for the year-ago period, representing an increase of $2.3 million. The increase in net sales was due primarily to improved pricing in the institutional and industrial (“I&I”) channel, greater shipments in certain foreign markets, and favorable exchange rate variances, partially offset by lower shipments in the retail channel.

Operating profit at ASP for the second quarter of 2005 decreased to $4.1 million from $9.0 million reported for the year-ago period. Operating profit at ASP for the second quarter of 2005 included $3.0 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by rising raw material costs and bad debt costs related to the bankruptcy of a specific customer.

Corporate

Corporate expenses were $6.7 million for the second quarter of 2005 (including $1.3 million of the special charge discussed above) compared to $5.8 million for the year-ago period. The increase of $0.9 million was due primarily to the special charge and higher expenses associated with Sarbanes-Oxley compliance, partially offset by lower employee-related costs.

Income Taxes

The effective tax rate for the second quarter of 2005 was 35.4%, compared to 36.0% for the second quarter of 2004. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to approximate 35.0% for the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $9.1 million, an increase of $0.2 million, or 2.2%, from the year-ago period. This increase was due primarily to a higher weighted average interest rate for the second quarter of 2005 compared to the second quarter of 2004.

Six Months of 2005 Compared to Six Months of 2004

Consolidated Results

Net sales for the six months ended February 28, 2005 were $1,030.3 million compared to $1,008.6 million reported for the year-ago period, an increase of $21.7 million, or 2.2%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and the mix of products sold within certain channels in the commercial and industrial portions of the lighting and chemical businesses, partially offset by lower shipments in certain retail channels. Consolidated gross profit margins decreased to 40.2% of net sales for the six months ended February 28, 2005 as compared to 41.3% of net sales reported for the year-ago period. The decline was due primarily to increases in raw material costs, which outpaced the timing of price increases to customers, and to the impact of lower production volume in the second quarter of 2005. The Company estimates that steel and aluminum costs were more than $16.5 million higher for the six months ended February 28, 2005 compared to the year-ago period.

Consolidated operating expenses were $390.3 million (37.9% of net sales), which included a special charge of $17.0 million, for the six months ended February 28, 2005, compared to $363.8 million (36.1% of net sales) for the year-ago period. On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The charge included severance and related employee benefits. The Company expects to realize approximately $50.0 million in savings by the end of calendar 2005 resulting from this effort. The remaining $9.5 million increase in operating expenses for the six months ended February 28, 2005 as compared to the year-ago period, was due primarily to costs related to product recalls and higher costs for warranty, selling, commissions, and freight.

Consolidated operating profit decreased $28.7 million or 54.8% to $23.7 million from $52.4 million for the year-ago period. Operating profit in the first half of 2005 included the $17.0 million special charge discussed above. The decline in operating profit was due to the special charge, lower gross profit, and higher operating expenses noted above. Net income for the six months ended February 28, 2005 was $4.7 million, which included the after-tax special charge of $11.1 million. Net income for the six months ended February 29, 2004 was $22.4 million. The decrease in net income resulted primarily from the special charge and lower operating profit as noted above. Diluted earnings per share for the six months ended February 28, 2005 of $0.11 included a loss of $0.25 due to the special charge. Diluted earnings per share for the six months ended February 29, 2004 was $0.52.

Acuity Brands Lighting

Net sales at ABL for the six months ended February 28, 2005 were $779.1 million compared to $760.4 million reported for the year-ago period, an increase of $18.7 million, or 2.5%. The increase was due primarily to improved pricing and a more favorable mix of product sold. Those improvements were partially offset by a decline in shipments in the commercial and industrial channel and to a non-strategic customer in the home improvement channel. The backlog at ABL increased approximately $7.0 million, or 4.6%, to $159.8 million at February 28, 2005 from $152.8 million at August 31, 2004.

Operating profit at ABL decreased $21.2 million, or 43.6%, to $27.4 million for the six months ended February 28, 2005 from $48.6 million reported for the prior-year period. Operating profit at ABL for the six months ended February 28, 2005 included $12.7 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by lower sales volume in certain channels, rising raw material costs, and product recall and warranty costs. These factors were partially offset by the improved pricing and mix discussed above.

Acuity Specialty Products

Net sales at ASP for the six months ended February 28, 2005 were $251.2 million compared to $248.2 million reported for the year-ago period, representing an increase of $3.0 million. The increase in net sales was due primarily to improved pricing in the institutional and industrial (“I&I”) channel and increased international sales, partially offset by lower shipments in the retail channel.

Operating profit at ASP for the six months ended February 28, 2005 decreased to $11.3 million from $16.4 million reported for the year-ago period. Operating profit at ASP for the six months ended February 28, 2005 included $3.0 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by rising raw material costs and a bad debt charge related to the bankruptcy of a specific customer.

Corporate

Corporate expenses were $15.0 million for the six months ended February 28, 2005 (including $1.3 million of the special charge discussed above) compared to $12.5 million for the year-ago period. The increase of $2.5 million was due primarily to the special charge, increased expenses related to long-term incentive programs, and higher costs for compliance with Sarbanes-Oxley, partially offset by lower employee-related costs.

Income Taxes

The effective tax rate for the six months ended February 28, 2005 was 34.6%, compared to 36.0% for the six months ended February 29, 2004. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to approximate 35.0% for the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $18.0 million, an increase of $0.4 million, or 2.3%, from the year-ago period. This increase was due primarily to a higher weighted average interest rate for the six months ended February 28, 2005 compared to the six months ended February 29, 2004 and, to a lesser extent, higher debt balances over the course of the six months in comparison to the year-ago period.

Outlook

Management anticipates that the second half of fiscal year 2005 will continue to be challenging due to the potential impact of the following factors: inconsistent demand in key markets, particularly non-residential construction and retail; rising costs, particularly for certain components and raw materials; the inability to raise prices to customers; growing government regulations; and the short-term cost of ongoing process improvement initiatives. However, while these factors could negatively impact second half performance, the Company sees increasing strength in the Company’s traditional markets, consistent with industry trends. In addition, management expects to realize benefits from the additional actions to accelerate its efforts to streamline operations, improved customer service capabilities, continuous improvement initiatives, and annual product and price review programs in the second half of 2005. Absent a material negative impact from the factors noted above, management expects to make meaningful progress for the second half of 2005 towards its long-term goals.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation statements relating to: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, and required contributions into its defined benefit plans; (b) the planned spending of approximately $45.0 to $50.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005; (c) the planned payment of annual stockholder dividends of $0.60 per share during 2005; (d) the Company’s expectations regarding the effective tax rate for the remainder of the year; (e) expected progress towards the achievement of management’s long-term financial goals; and (f) the expected realization of benefits from the additional actions to accelerate its efforts to streamline operations, improved customer service capabilities, continuous improvement initiatives, and annual product and price review programs. Where possible, the Company has attempted to identify the forward-looking statements contained in this filing by using words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” and similar expressions in connection with any discussion of the Company’s future performance or results. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including the matter related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; and (i) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s Revolving Credit Facility, Term Loan, and long-term industrial revenue bonds amounted to $45.6 million at February 28, 2005. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at February 28, 2005 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at February 28, 2005 would have decreased the fair value of these notes by approximately $8.4 million. See Note 9 of the Notes to Consolidated Financial Statements, contained in this Form 10-Q, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during 2004, the Company entered into foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At February 28, 2005, the Company had foreign currency contracts outstanding with an aggregate notional amount of $18.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pretax loss of approximately $1.3 million at February 28, 2005.

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

As required by Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2005. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to some degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has certain matters pending before the Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and proceedings. See further discussion in Product Warranty section Note 10 of Notes to Consolidated Financial Statements (Unaudited).

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on January 6, 2005, all nominees to the Company’s board of directors were elected to the board without opposition. The board members elected by the Company’s stockholders were John L. Clendenin, Robert F. McCullough, and Neil Williams.

The vote on this proposal was:

	For	Withheld
John L. Clendenin	36,884,896	1,988,809
Robert F. McCullough	24,335,978	14,537,727
Neil Williams	36,535,261	2,338,444

The stockholders also ratified the appointment of the Company’s independent registered public accountants. The result of the vote was 36,403,405 shares for, 2,423,478 shares against, with 46,822 abstentions.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 23).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: April 4, 2005	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: April 4, 2005	/s/ Karen J. Holcom
KAREN J. HOLCOM VICE PRESIDENT, CONTROLLER, AND INTERIM CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3 (a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10(iii)A (1)	Acuity Brands, Inc. Matching Gift Program	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31 (a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32 (a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.