Form 10-Q
period 2005-05-31
ACUITY BRANDS INC
filed 2005-07-08
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Common Stock - $0.01 Par Value – 44,475,899 shares as of July 5, 2005.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2005	AUGUST 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,250	$14,135
Receivables, less reserve for doubtful accounts of $6,767 at May 31, 2005 and $8,285 at August 31, 2004	325,236	331,157
Inventories	220,763	222,260
Deferred income taxes	38,106	29,500
Prepayments and other current assets	41,198	36,534

Total Current Assets	669,553	633,586

Property, Plant, and Equipment, at cost:
Land	12,148	13,037
Buildings and leasehold improvements	168,201	167,707
Machinery and equipment	380,343	375,750

Total Property, Plant, and Equipment	560,692	556,494
Less - Accumulated depreciation and amortization	339,146	330,195

Property, Plant, and Equipment, net	221,546	226,299

Other Assets:
Goodwill	344,256	343,595
Intangible assets	124,268	126,658
Other long-term assets	29,355	34,391

Total Other Assets	497,879	504,644

Total Assets	$1,388,978	$1,364,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$566	$1,511
Revolving credit facility	—	4,000
Term loan	18,167	—
Accounts payable	200,926	206,064
Accrued compensation	50,343	45,335
Other accrued liabilities	99,827	105,325

Total Current Liabilities	369,829	362,235

Long-Term Debt, less current maturities	372,012	390,210

Deferred Income Taxes	24,857	24,844

Self-Insurance Reserves, less current portion	18,037	17,484

Other Long-Term Liabilities	89,658	91,779

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,225,112 and 42,596,015 shares issued and outstanding at May 31, 2005 and August 31, 2004	442	426
Paid-in capital	458,080	425,807
Retained earnings	91,334	86,560
Unearned compensation on restricted stock	(9,509)	(5,609)
Accumulated other comprehensive loss items	(25,762)	(29,207)

Total Stockholders’ Equity	514,585	477,977

Total Liabilities and Stockholders’ Equity	$1,388,978	$1,364,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31, 2005	MAY 31, 2004	MAY 31, 2005	MAY 31, 2004
Net Sales	$545,327	$532,226	$1,575,650	$1,540,803
Cost of Products Sold	329,263	309,874	945,601	902,296

Gross Profit	216,064	222,352	630,049	638,507
Selling, Distribution, and Administrative Expenses	175,917	183,167	544,375	543,149
Special Charge	—	—	17,000	—
Impairment Charge	434	938	434	1,517
Stock Compensation Expense	933	1,771	5,742	4,966

Operating Profit	38,780	36,476	62,498	88,875
Other Expense (Income):
Interest expense, net	8,994	8,748	27,022	26,392
Gain on sale of businesses	—	(86)	(538)	(913)
Miscellaneous expense (income), net	100	729	(901)	1,254

Total Other Expense	9,094	9,391	25,583	26,733

Income before Provision for Income Taxes	29,686	27,085	36,915	62,142
Provision for Income Taxes	9,994	9,073	12,495	21,694

Net Income	$19,692	$18,012	$24,420	$40,448

Earnings Per Share:
Basic Earnings per Share	$0.45	$0.43	$0.57	$0.97

Basic Weighted Average Number of Shares Outstanding	43,367	42,018	42,918	41,816

Diluted Earnings per Share	$0.44	$0.42	$0.55	$0.94

Diluted Weighted Average Number of Shares Outstanding	44,634	43,343	44,401	43,092

Dividends Declared per Share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED
	MAY 31, 2005	MAY 31, 2004
Cash Provided by (Used for) Operating Activities:
Net income	$24,420	$40,448
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,275	33,472
(Gain) loss on the sale of property, plant, and equipment	(44)	347
Gain on sale of businesses	(538)	(913)
Provision for losses on accounts receivable	3,691	2,596
Other non-cash charges	3,541	3,604
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Receivables	4,544	(15,496)
Inventories	1,497	(29,704)
Deferred income taxes	(123)	(4,125)
Prepayments and other current assets	(4,662)	(4,391)
Accounts payable	(6,831)	20,128
Other current liabilities	(5,499)	(8,515)
Other	10,902	11,897

Net Cash Provided by Operating Activities	61,173	49,348

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(25,961)	(32,383)
Proceeds from sale of property, plant, and equipment	489	1,581
Sale of businesses	210	2,390

Net Cash Used for Investing Activities	(25,262)	(28,412)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(381)	—
(Repayments) Proceeds from revolving credit facility, net	(4,000)	4,400
Repayments of short-term secured borrowings, net	—	(20,000)
Repayments of long-term debt	(645)	(659)
Employee stock purchase plan issuances	1,209	1,128
Stock options exercised	18,472	6,472
Dividends paid	(19,646)	(19,006)

Net Cash Used for Financing Activities	(4,991)	(27,665)

Effect of Exchange Rate Changes on Cash	(805)	262

Net Change in Cash and Cash Equivalents	30,115	(6,467)
Cash and Cash Equivalents at Beginning of Period	14,135	16,053

Cash and Cash Equivalents at End of Period	$44,250	$9,586

Supplemental Cash Flow Information:
Income taxes paid during the period	$18,905	$22,465
Interest paid during the period	$29,207	$28,478

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2005 and August 31, 2004, the consolidated results of operations for the three and nine months ended May 31, 2005 and May 31, 2004, and the consolidated cash flows for the nine months ended May 31, 2005 and May 31, 2004. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 001-16583). The results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. The Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. The Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The Company plans to adopt SFAS No. 154 on September 1, 2006 and continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used to measure fair value. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123 (Revised 2004) on September 1, 2005 and continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Note 11 for further information.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. This legislation provides for the optional repatriation of cash from foreign subsidiaries allowing an 85% dividends received deduction. The deduction is subject to a number of limitations. In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”), indicating that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, Accounting for Income Taxes, requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Creation Act on its plans for reinvestment or repatriation of foreign earnings. FSP No. 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. The Company has not yet determined if it will repatriate any overseas earnings pursuant to this provision.

The FASB also recently issued Staff Position FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on our income tax return. The Company will not be able to claim this tax benefit until the first quarter of fiscal 2006.

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2005		August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade names and trademarks	$13,030	$(2,543)	$13,030	$(2,217)
Distribution network	53,000	(10,308)	53,000	(8,981)
Other	11,857	(5,782)	11,857	(5,045)

	$77,887	$(18,633)	$77,887	$(16,243)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No. 142. This analysis has not resulted in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $2.4 million related to intangible assets with finite lives during the nine months ended May 31, 2005 and May 31, 2004. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2004 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2004	$312,703	$30,892	$343,595
Currency translation adjustments	507	154	661

Balance as of May 31, 2005	$313,210	$31,046	$344,256

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

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31, 2005	MAY 31, 2004	MAY 31, 2005	MAY 31, 2004
Net Sales:
ABL	$406,238	$397,549	$1,185,374	$1,157,964
ASP	139,089	134,677	390,276	382,839

Total Net Sales	$545,327	$532,226	$1,575,650	$1,540,803

Operating (Loss) Income:
ABL	$29,879	$28,634	$69,972	$77,188
Special Charge*	—	—	(12,652)	—
ASP	13,894	12,379	28,217	28,768
Special Charge*	—	—	(2,995)	—
Corporate	(4,993)	(4,537)	(18,691)	(17,081)
Special Charge*	—	—	(1,353)	—

Total Operating Income	$38,780	$36,476	$62,498	$88,875

Depreciation:
ABL	$6,576	$7,541	$20,964	$24,611
ASP	2,176	2,021	6,604	5,926
Corporate	141	178	317	547

Total Depreciation	$8,893	$9,740	$27,885	$31,084

Amortization:
ABL	$790	$790	$2,370	$2,369
ASP	7	6	20	19
Corporate	—	—	—	—

Total Amortization	$797	$796	$2,390	$2,388

Capital Expenditures:
ABL	$3,861	$9,892	$15,870	$26,263
ASP	3,205	2,020	9,758	6,104
Corporate	95	11	333	16

Total Capital Expenditures	$7,161	$11,923	$25,961	$32,383

*	See further discussion of Special Charge in Note 13.

	Total Assets
	May 31, 2005	August 31, 2004
ABL	$1,077,304	$1,094,762
ASP	238,803	222,940
Corporate	72,871	46,827

	$1,388,978	$1,364,529

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2005	August 31, 2004
Raw materials and supplies	$66,309	$76,370
Work in process	15,562	19,623
Finished goods	151,217	135,912

	233,088	231,905
Less: reserves	(12,325)	(9,645)

	$220,763	$222,260

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per share for the three and nine months ended May 31, 2005 and May 31, 2004:

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Basic earnings per share:
Net income	$19,692	$18,012	$24,420	$40,448
Basic weighted average shares outstanding	43,367	42,018	42,918	41,816

Basic earnings per share	$0.45	$0.43	$0.57	$0.97

Diluted earnings per share:
Net income	$19,692	$18,012	$24,420	$40,448
Basic weighted average shares outstanding	43,367	42,018	42,918	41,816
Common stock equivalents (stock options and restricted stock)	1,267	1,325	1,483	1,276

Diluted weighted average shares outstanding	44,634	43,343	44,401	43,092

Diluted earnings per share	$0.44	$0.42	$0.55	$0.94

7. DERIVATIVE FINANCIAL INSTRUMENTS

During 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At May 31, 2005, the Company had foreign currency contracts outstanding with an aggregate notional amount of $9.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pretax loss of approximately $0.5 million at May 31, 2005.

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

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$19,692	$18,012	$24,420	$40,448
Unrealized gain (loss) on foreign currency contracts, net of tax of $282 and $8 for three months ended and $114 and $124 for nine months ended	502	(14)	(203)	221
Foreign currency translation adjustments, net of tax of $238 and $147 for three months ended and $418 and $905 for nine months ended	(3,119)	(2,904)	3,648	4,871

Comprehensive Income	$17,075	$15,094	$27,865	$45,540

The unrealized gain on foreign currency contracts for the three months ended May 31, 2005 resulted from an increase in the fair value of the foreign currency contracts discussed in Note 7 above and the maturity of certain contracts during the period. The unrealized loss for the nine months ended May 31, 2005 resulted from a decrease in the fair value of these contracts and the maturity of certain contracts during the period. Foreign currency translation adjustments for the three months ended May 31, 2005 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the British Pound and Euro. Foreign currency translation adjustments for the nine months ended May 31, 2005 resulted from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and Mexican Peso.

9. SECURED BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 30, 2004, the Company renewed the Receivables Facility for a one-year period and reduced the facility size to $100.0 million from $150.0 million. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $272.5 million at May 31, 2005. There were no outstanding borrowings at May 31, 2005 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility provides for a Maximum Leverage Ratio of 3.50, subject to certain conditions set forth in the agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility at May 31, 2005. At May 31, 2005, the Company had additional borrowing capacity under the Revolving Credit Facility, under the most restrictive covenant in effect at the time, of $185.7 million representing the full amount of the Revolving Credit Facility less $14.3 million of outstanding letters of credit issued under the facility.

The Company’s Receivables Facility and Revolving Credit Facility each contain “Material Adverse Effect” provisions. Generally, if the Company were to experience an event causing a Material Adverse Effect on the Company’s financial condition, operations, or properties, as defined in the agreements, additional future borrowings under either facility could be denied and payments on outstanding borrowings could be accelerated. None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based on changes in the Company’s credit ratings.

At May 31, 2005, the Company had outstanding letters of credit totaling $26.0 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At May 31, 2005, a total of $14.3 million of these letters of credit were outstanding under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. During the first quarter of 2005, the Term Loan was reclassified from Long-Term Debt, less current maturities to Term loan, which is included in Current Liabilities. At May 31, 2005, borrowings outstanding under the Term Loan were $18.2 million.

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

The Company has certain matters pending before the United States Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and CPSC proceedings. See further discussion in Product Warranty section of this note.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP - ASP’s property on Seaboard Industrial Boulevard in Atlanta, Georgia - the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached tentative agreement with the other members of the

Site Group to share the costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. The first several sampling results obtained pursuant to this monitoring requirement have confirmed the Site Group’s model, but adverse future sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. ASP received a supplemental subpoena in April 2005 related to this matter. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling of the facility’s wastewater discharges for permitting purposes. ASP is cooperating fully with the investigation by the U.S. Attorney’s Office and is continuing its production of the required documents. The U.S. Attorney’s Office investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of May 31, 2005, the Company had an accrued liability of approximately $2.0 million to cover the estimated costs of resolution of proceedings with the U.S. Attorney’s Office and certain associated legal expenses. The proceedings with the U.S. Attorney are at a preliminary stage, and developments in the investigation and the terms of any final settlement or adjudication of this matter could result in actual costs higher or lower than the amount reserved.

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

The letters of credit are issued in favor of the surety company that provides collateral to the states where NSI may have obligations under its various casualty insurance programs. Under this provision, at May 31, 2005, Acuity Brands had $0.7 million of outstanding letters of credit that were issued for the benefit of NSI.

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

The Company, in cooperation with the CPSC, is conducting a voluntary product recall involving approximately 93,000 lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The Company initiated this recall in March 2004 and expanded it in March 2005. The recalled fixtures are certain models of indoor high intensity discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The capacitor used in the recalled fixtures can leak polypropylene glycol (“PPG”) fluid onto the acrylic lens and/or reflector of the fixture, causing the acrylic component(s) to degrade. In several reported instances, this has resulted in lenses or reflectors cracking and pieces of acrylic falling from the installed fixtures. To date, there have been only limited reports of personal injury and property damage. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor but exhibit a less serious failure mode. In the case of these fixtures, the PPG fluid may accumulate in or drip from the fixture. ABL will repair or replace these fixtures upon failure.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall of certain indoor HID lighting fixtures involving approximately 120,000 lighting fixtures that incorporate acrylic reflectors and that utilize cords manufactured by one of ABL’s suppliers. The cords used in the fixtures may emit a plasticizer fluid that can potentially drip onto the exterior of the acrylic reflectors, which could cause them to degrade, crack, and fall. To date, there have been no reports of personal injury or significant property damage in connection with this issue. The product recall involves the replacement of the cord and reflector for each fixture subject to the recall.

In the first quarter of the 2005 fiscal year, the Company received document and information requests from the CPSC in connection with investigations by the CPSC as to whether the Company had complied with the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to products involved in the initial scope of the capacitor-related recall of HID fixtures and a 2001 recall of emergency lighting fixtures. On February 28, 2005, the Company received a letter from the CPSC staff stating that the CPSC staff had concluded that the Company had violated those reporting requirements with respect to the HID fixtures initially involved in the capacitor-related recall, that the staff intended to recommend to the Commission that it take action to seek a civil penalty, and that the Company had the opportunity to negotiate a resolution by submitting a penalty settlement offer. On March 15, 2005, the Company responded to the CPSC staff’s February 28, 2005 letter by stating that, while it disagrees with the current conclusion of the CPSC staff, it would like to resolve all pending reporting matters in a global resolution and would make a good faith settlement offer to do so when the staff had reached a position with respect to other pending matters. On April 5, 2005, the Company received formal notification from the CPSC asserting that reporting requirements were violated in connection with the emergency lighting fixtures involved in the 2001 recall. The Company has submitted to the CPSC staff information regarding the cord-related recall, as well as additional information about capacitor-related issues outside the date range of the expanded recall and other product performance issues. There can be no assurance that the CPSC staff will be willing to resolve these matters on a global basis.

At May 31, 2005, the Company had an aggregate accrued liability of $8.3 million with respect to the capacitor-related recall, the 2005 cord-related recall, the matters pending before the CPSC, and associated legal expenses. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by a supplier for substantially all product recall expenses and additional warranty expenses regarding the capacitor-related issue and at May 31, 2005 had recorded a receivable of $4.8 million from that supplier. The Company also intends to pursue vigorously the recovery of all costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

The changes in the product warranty reserve during the nine months ended May 31, 2005 are summarized as follows:

Balance as of August 31, 2004	$11,694
Warranty and product recall expense during the period	2,661
Payments made during the period	(5,304)
Other	309

Balance as of May 31, 2005	$9,360

11. STOCK-BASED COMPENSATION

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price no less than the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income, as reported	$19,692	$18,012	$24,420	$40,448
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	69	71	215	202
Less: Stock-based compensation determined under fair-value-based method for stock option awards, net of tax	445	1,221	2,023	2,857

Net income, pro forma	$19,178	$16,720	$22,182	$37,389

Earnings per share:
Basic earnings per share – as reported	$0.45	$0.43	$0.57	$0.97
Basic earnings per share – pro forma	$0.44	$0.40	$0.52	$0.89
Diluted earnings per share – as reported	$0.44	$0.42	$0.55	$0.94
Diluted earnings per share – pro forma	$0.43	$0.39	$0.50	$0.87

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

Net periodic pension cost for the Company’s pension plans during the three and nine months ended May 31, 2005 and May 31, 2004 included the following components:

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Service cost	$904	$1,133	$2,712	$3,399
Interest cost	1,907	1,781	5,721	5,343
Expected return on plan assets	(1,809)	(1,593)	(5,427)	(4,779)
Amortization of prior service cost	22	25	66	75
Amortization of transitional asset	(33)	(33)	(99)	(99)
Recognized actuarial loss	434	658	1,302	1,974
Curtailment loss	305	—	305	—

Net periodic pension cost	$1,730	$1,971	$4,580	$5,913

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

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the nine months ended May 31, 2005 are summarized as follows:

Balance as of August 31, 2004	$—
Provision	17,000
Payments made during the period	(4,464)
Reclassification of non-cash item	(386)

Balance as of May 31, 2005	$12,150

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended May 31, 2005 and May 31, 2004. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004, filed with the Securities and Exchange Commission on October 29, 2004, for additional information regarding the Company.

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

ASP is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 catalog-listed products and over 6,000 other products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that during the remainder of 2005 it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay current borrowings of approximately $18.0 million, to pay the same quarterly stockholder dividend per share in 2005 as was paid in 2004, and to make required contributions into the Company’s defined benefit plans. The Company currently expects to have invested between $35.0 million and $40.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005, as compared to the $53.8 million invested in 2004.

Cash Flow

Acuity Brands used available cash, cash flow, and borrowings in the nine months ended May 31, 2005 to fund operations and capital expenditures and to pay dividends. Contributing to available cash was $18.5 million in cash received from the exercise of stock options during the first nine months of 2005. The Company’s available cash position at May 31, 2005 was $44.3 million, up $34.8 million and $30.1 million from February 28, 2005 and August 31, 2004, respectively.

The Company generated $61.2 million of net cash from operations during the first nine months of 2005 compared to $49.3 million generated in the prior-year period. Cash flow from operations increased $11.9 million due primarily to an improvement in cash flow from operating working capital. Operating working capital (calculated by adding accounts receivables, net, plus inventory, and subtracting accounts payable) at May 31, 2005 of $345.1 million was essentially flat as compared to August 31, 2004. Pension contributions of approximately $3.3 million in the first nine months of 2005 were approximately $1.0 million greater than contributions in the year-ago period. This represents a significant portion of the total pension funding requirements for the Company in 2005.

Capital expenditures were $26.0 million in the first nine months of 2005, a decrease of approximately $6.4 million from the same period in the prior year. The Company continues to invest in new tooling and equipment primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment.

Capitalization

The capital structure of the Company is comprised principally of an asset-backed securitization program, borrowings from banks, senior notes, and the equity of its stockholders. Total debt outstanding decreased to $390.7 million at May 31, 2005 from $395.7 million at August 31, 2004.

Borrowings under the Company’s primary bank financing agreement (“Revolving Credit Facility”) are limited by financial covenants, the most restrictive of which is a leverage ratio calculated at the end of each fiscal quarter. The leverage ratio is calculated by dividing total indebtedness at the end of the quarter by EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility, for the trailing four quarters. The financial covenants included in the Company’s other short-term financing agreements are similar to the financial covenants contained in the Revolving Credit Facility. The Company was in compliance with all financial covenants contained in its financing agreements and had no outstanding borrowings under the Revolving Credit Facility at May 31, 2005.

During the first nine months of 2005, the Company’s consolidated stockholders’ equity increased $36.6 million to $514.6 million at May 31, 2005. The increase was due primarily to net income earned during the period, the issuance of shares under the Company’s compensation programs, and the favorable impact of foreign currency translation adjustments, partially offset by the payment of dividends. The Company’s debt to total capital ratio was 43.2% at May 31, 2005, down from 45.3% at August 31, 2004.

Dividends

The Company paid cash dividends on common stock during the first nine months of 2005 of $19.6 million ($0.45 per share). The Company expects to pay annual stockholder dividends of $0.60 per share during 2005, consistent with 2004, subject to quarterly approval by the Board of Directors.

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004

Consolidated Results

Net sales for the quarter ended May 31, 2005 were $545.3 million compared to $532.2 million reported for the year-ago period, an increase of $13.1 million, or 2.5%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and the mix of products sold within certain channels in the commercial and industrial portions of the lighting and chemical businesses, partially offset by lower shipments in certain commercial and retail channels. Consolidated gross profit margins declined to 39.6% of net sales for the third quarter of 2005 as compared to 41.8% of net sales reported for the year-ago period. The decline in gross profit margins was due primarily to higher costs for raw materials and components, less profit contribution resulting from lower shipments in certain channels, and the negative impact of reduced production volume. These items were partially offset by higher pricing, favorable product mix changes, and benefits from the efforts taken to streamline and improve operations. The Company estimates that raw materials and component costs were approximately $20.0 million higher in the third quarter of 2005 compared to the year-ago period. The decline in production volume occurred largely at ABL and was due primarily to lower orders from certain key channels, better inventory management, and greater sourcing from the Company’s network of worldwide vendors.

Consolidated operating expenses were $177.3 million (32.5% of net sales) for the third quarter of 2005 compared to $185.9 million (34.9% of net sales) for the year-ago period. The decrease in operating expenses, which occurred at both ABL and ASP, was due primarily to benefits from the efforts taken to streamline and improve operations that began in the second quarter of 2005. The Company expects to have substantially completed these efforts by the end of calendar 2005 and to have realized approximately $50.0 million in annual savings beginning in early calendar 2006. As of May 31, 2005, the Company has realized approximately $6.0 million in benefits from these efforts.

Consolidated operating profit of $38.8 million increased by $2.3 million, or 6.3%, in the third quarter of 2005 compared to the year-ago period. Consolidated operating profit margins increased to 7.1% of net sales in the third quarter from 6.9% in the year-ago period. The increase in operating profit was due primarily to the impact of improved pricing and product mix and benefits from the efforts taken to streamline and improve the effectiveness of operations, partially offset by rising raw material costs, less profit contribution resulting from lower shipments in certain channels, and reduced absorption of manufacturing costs due to decreased production. Net income for the third quarter of 2005 increased $1.7 million, or 9.4%, to $19.7 million from $18.0 million reported in the third quarter of 2004. The increase in net income resulted primarily from the increase in operating profit noted above, partially offset by increased income taxes. Diluted earnings per share for the third quarter of 2005 was $0.44, an increase of $0.02, or 4.8%, over the third quarter of 2004 diluted earnings per share of $0.42.

Acuity Brands Lighting

Net sales at ABL for the third quarter of 2005 were $406.2 million compared to $397.5 million reported for the year-ago period, an increase of $8.7 million, or 2.2%. The increase was due primarily to improved pricing and a more favorable mix of products sold in the commercial and industrial channel. This was partially offset by a decline in shipments in both the commercial and industrial and retail channels. The backlog at ABL increased approximately $14.6 million, or 9.1%, to $174.4 million at May 31, 2005 from $159.8 million at February 28, 2005. The increase in backlog since February 28, 2005 is the result of strong order rates in May and the normal seasonal pattern for the non-residential construction market. Backlog decreased $29.6 million from $204.0 million at May 31, 2004, due primarily to the increase of orders placed in advance of a price increase in the prior year.

ABL recorded operating profit of $29.9 million for the third quarter of 2005, compared to $28.6 million in operating profit reported for the prior year, an increase of $1.3 million, or 4.5%. Operating profit margins improved to 7.4% of net sales in the third quarter of 2005 from 7.2% of net sales reported in the same period a year ago. Operating profit increased due primarily to improved pricing and mix and benefits from the efforts taken to streamline and improve the effectiveness of operations, partially offset by rising raw material and component costs increased transportation costs, less profit contribution resulting from lower shipments into certain channels, and reduced absorption of manufacturing costs due to decreased production.

Acuity Specialty Products

Net sales at ASP for the third quarter of 2005 were $139.1 million compared to $134.7 million reported for the year-ago period, representing an increase of $4.4 million, or 3.3%. The increase in net sales was due primarily to improved pricing in the institutional and industrial (“I&I”) channel and increased shipments in Canada, partially offset by lower shipments in the retail channel.

Operating profit at ASP for the third quarter of 2005 increased to $13.9 million from $12.4 million reported for the year-ago period, an increase of $1.5 million, or 12.1%. Operating profit margins improved to 10.0% of net sales in the third quarter of 2005 from 9.2% of net sales reported in the same period a year ago. The improvement in operating profit was due primarily to the positive impact of price increases and benefits from the efforts to streamline and improve operations, partially offset by higher raw material and logistics costs and lower profit contribution from the retail channel.

Corporate

Corporate expenses were $5.0 million for the third quarter of 2005 compared to $4.5 million for the year-ago period. The increase of $0.5 million was due primarily to higher miscellaneous corporate gains recognized in the year-ago period and higher costs associated with Sarbanes-Oxley compliance. These items were partially offset by lower expenses related to long-term incentive programs.

Income Taxes

The effective income tax rate for the third quarter of 2005 was 33.7%, compared to 33.5% for the third quarter of 2004. The Company will continue to evaluate its effective income tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to approximate 34.5% for the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $9.0 million, an increase of $0.2 million, or 2.8%, from the year-ago period. This increase was due to a higher weighted average interest rate for the third quarter of 2005 compared to the third quarter of 2004, partially offset by lower debt balances over the course of the quarter.

Nine Months of 2005 Compared to Nine Months of 2004

Consolidated Results

Net sales for the nine months ended May 31, 2005 were $1,575.7 million compared to $1,540.8 million reported for the year-ago period, an increase of $34.9 million, or 2.3%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and the mix of products sold within certain channels in the commercial and industrial portions of the lighting and chemical businesses, partially offset by lower shipments in certain channels of the commercial and industrial lighting business and the retail channels in both business units. Consolidated gross profit margins decreased to 40.0% of net sales for the nine months ended May 31, 2005 as compared to 41.4% of net sales reported for the year-ago period. The decline was due primarily to increases in raw material costs and the negative impact of lower production and shipment volume. The Company estimates that material and component costs were approximately $50.0 million higher for the nine months ended May 31, 2005 compared to the year-ago period. The decline in production volume occurred largely at ABL and was due primarily to lower orders in certain key channels, better inventory management, and greater sourcing from the Company’s network of worldwide vendors.

Consolidated operating expenses were $567.6 million (36.0% of net sales), which included a special charge of $17.0 million, for the nine months ended May 31, 2005, compared to $549.6 million (35.7% of net sales) for the year-ago period. On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The charge included severance and related employee benefits. The Company expects to have substantially completed these efforts by the end of calendar 2005 and to have realized approximately $50.0 million in annual savings beginning in early calendar 2006. As of May 31, 2005, the Company has realized approximately $6.0 million in benefits from these efforts. The remaining $1.0 million increase in operating expenses for the nine months ended May 31, 2005 as compared to the year-ago period was due primarily to costs related to product recalls and higher costs for warranty, selling, commissions, and freight, partially offset by benefits from the streamlining efforts mentioned above. See further discussion in Note 13 of Notes to Consolidated Financial Statements (Unaudited).

Consolidated operating profit decreased $26.4 million, or 29.7% to $62.5 million from $88.9 million for the year-ago period. Operating profit in the first nine months of 2005 included the $17.0 million special charge discussed above. The decline in operating profit was due to the special charge, lower gross profit, and higher costs for warranty, selling, commissions, and freight, partially offset by benefits from the streamlining efforts mentioned above. Net income for the nine months ended May 31, 2005 was $24.4 million, which included the after-tax special charge of $11.1 million. Net income for the nine months ended May 31, 2004 was $40.4 million. The decrease in net income resulted primarily from lower operating profit as noted above. Diluted earnings per share for the nine months ended May 31, 2005 of $0.55 included a loss of $0.25 due to the special charge. Diluted earnings per share for the nine months ended May 31, 2004 was $0.94.

Acuity Brands Lighting

Net sales at ABL for the nine months ended May 31, 2005 were $1,185.4 million compared to $1,158.0 million reported for the year-ago period, an increase of $27.4 million, or 2.4%. The increase was due primarily to improved pricing and a more favorable mix of product sold. Those improvements were partially offset by a decline in shipments in the commercial and industrial channel and to a non-strategic customer in the home improvement channel.

Operating profit at ABL decreased $19.9 million, or 25.8%, to $57.3 million for the nine months ended May 31, 2005 from $77.2 million reported for the prior-year period. Operating profit at ABL for the nine months ended May 31, 2005 included $12.7 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by rising raw material costs, less profit contribution from reduced shipments, lower absorption of manufacturing costs due to decreased production, and product recall and warranty costs. These factors were partially offset by the improved pricing and mix discussed above and benefits from the streamlining efforts mentioned above.

Acuity Specialty Products

Net sales at ASP for the nine months ended May 31, 2005 were $390.3 million compared to $382.8 million reported for the year-ago period, representing an increase of $7.5 million, or 2.0%. The increase in net sales was due primarily to improved pricing in the institutional and industrial (“I&I”) channel and increased international sales, partially offset by lower shipments in the retail channel.

Operating profit at ASP for the nine months ended May 31, 2005 decreased to $25.2 million from $28.8 million reported for the year-ago period, a decrease of $3.6 million. Operating profit at ASP for the nine months ended May 31, 2005 included $3.0 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by rising raw material costs and a bad debt charge related to the bankruptcy of a specific customer, partially offset by benefits from the streamlining efforts mentioned above and lower employee-related costs.

Corporate

Corporate expenses were $20.0 million for the nine months ended May 31, 2005 (including $1.3 million of the special charge discussed above) compared to $17.1 million for the year-ago period. The increase of $2.9 million was due primarily to higher miscellaneous corporate gains recognized in the year-ago period, the special charge, increased expenses related to long-term incentive programs, and higher costs for compliance with Sarbanes-Oxley, partially offset by lower employee-related costs.

Income Taxes

The effective income tax rate for the nine months ended May 31, 2005 was 33.9%, compared to 34.9% for the nine months ended May 31, 2004. The Company will continue to evaluate its effective income tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to approximate 34.5% for the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $27.0 million, an increase of $0.6 million, or 2.3%, from the year-ago period. This increase was due to a higher weighted average interest rate for the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004, partially offset by lower debt balances over the course of the nine months in comparison to the year-ago period.

Outlook

Management continues to be cautiously optimistic about fourth quarter results. Non-residential construction orders in May and June of 2005 were positive compared to the same period one year earlier giving support to external forecasts which anticipate an increase in spending in calendar year 2005. In addition, actions to enhance the efficiencies of the Company’s facilities should begin to benefit the financial results. Management continues to be concerned about rising raw material and component costs, particularly those impacted by the price of oil, as well as end market demand, which seems to fluctuate giving mixed signals of growth sustainability. Nonetheless, management expects that the numerous actions implemented during the year will enhance the Company’s fourth quarter performance as compared to the year-ago period and positively impact fiscal 2006.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements made herein that may be considered forward-looking include statements that relate to future performance or results of the Company, including without limitation statements relating to: (a) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, and required contributions into its defined benefit plans; (b) the planned spending of approximately $35.0 to $40.0 million for new plant and equipment and enhanced information technology capabilities at both businesses during 2005; (c) the planned payment of annual stockholder dividends of $0.60 per share during 2005; (d) the Company’s expectations regarding the effective income tax rate for the remainder of the year; and (e) the expected realization of benefits from the additional actions to accelerate its efforts to streamline and improve its operations and to enhance the efficiencies of its facilities; the timing of the realization of benefits; and its impact on the fourth quarter and fiscal 2006. Where possible, the Company has attempted to identify the forward-looking statements contained in this filing by using words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” and similar expressions in connection with any discussion of the Company’s future performance or results. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, enhance customer service, increase manufacturing efficiency, reduce debt, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including CPSC proceedings and the investigation related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; and (i) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily short-term secured borrowings and amounts outstanding under the Company’s Revolving Credit Facility, Term Loan, and long-term industrial revenue bonds amounted to $31.0 million at May 31, 2005. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at May 31, 2005 would have resulted in additional annual after-tax interest expense of approximately $0.1 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, Acuity Brands’ primary fixed-rate debt. A 10% increase in market interest rates at May 31, 2005 would have decreased the fair value of these notes by approximately $8.0 million. See Note 9 of the Notes to Consolidated Financial Statements, contained in this Form 10-Q, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations. However, during 2004, the Company entered into foreign currency forward contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At May 31, 2005, the Company had foreign currency contracts outstanding with an aggregate notional amount of $9.0 million. These contracts mature monthly in $3.0 million increments. The fair value of these contracts represented an unrealized pretax loss of approximately $0.5 million at May 31, 2005.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2005. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorizations of management and directors of the issuer; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no significant changes to the Company’s internal control structure over financial reporting during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, and except as described below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004. Also, please see the discussion in the Environmental Matters section of Note 10 of the Notes to Consolidated Financial Statements, which discussion is incorporated into this Item 1 by reference.

The Company has certain matters pending before the Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and proceedings. See further discussion in Product Warranty section of Note 10 of Notes to Consolidated Financial Statements (Unaudited).

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 25).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 8, 2005	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: July 8, 2005	/s/ Edward H. Bastian
EDWARD H. BASTIAN SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10	(a) Letter Agreement dated April 26, 2005 between Acuity Brands, Inc. and Edward H. Bastian.	Reference is made to Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the Commission on April 27, 2005, which is incorporated herein by reference.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.