Form 10-K
period 2005-08-31
ACUITY BRANDS INC
filed 2005-11-01
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock of $27.65 as quoted on the New York Stock Exchange on February 28, 2005, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $1,203,247,207.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 45,013,123 shares as of October 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2005 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2005 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Of the Company’s fiscal 2005 net sales of approximately $2.2 billion, the lighting equipment segment generated approximately 75% of total net sales while the specialty products segment provided the remaining 25%. Financial information relating to the Company’s two segments for the past three fiscal years is reported in Note 11 to the Consolidated Financial Statements included in this report.

Business Segments

Lighting Equipment

The lighting equipment business of Acuity Brands is operated by Acuity Lighting Group, commonly known as Acuity Brands Lighting (“ABL”). Acuity Brands Lighting is one of the world’s leading manufacturers of lighting fixtures for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional (“C&I”), industrial, infrastructure, and residential applications. ABL manufactures and procures lighting products in the United States, Mexico, Europe, and China. These products are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Gotham®, Hydrel®, Peerless®, Antique Street Lamps™, Carandini™, American Electric Lighting®, SpecLight®, and Metal Optics™. ABL manufactures products in 15 plants in North America and three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, lighting showrooms, municipalities, and electric utilities located in North America and select international markets. In North America, ABL’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ABL employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 2005, North American sales accounted for approximately 97% of ABL’s net sales. See Note 11 of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

Specialty Products

The specialty products business of Acuity Brands is operated by Acuity Specialty Products (“ASP”). ASP is a leading provider of specialty chemical products in the industrial and institutional (“I&I”) and retail markets. Products include cleaners, sanitizers, disinfectants, polishes, floor finishes, degreasers, deodorizers, pesticides, insecticides, and herbicides. ASP manufactures products in four North American plants and two European plants.

Acuity Specialty Products sells products to customers primarily in North America and Western Europe. In fiscal 2005, North American sales accounted for approximately 92% of the net sales of ASP. ASP serves a broad range of industrial and institutional customers, including municipalities and businesses ranging from small sole proprietorships to the largest corporations in the U.S. The core I&I business is made up of varying sized customers to whom cleaning chemicals are important to the business and, typically, where the decision to purchase is local. While ASP services a wide array of business segments, individual markets in the I&I channel include food processing and preparation, transportation, education, automotive, government, and hospitality. Retail channels include large and small home improvement centers, mass merchandisers, and hardware stores. ASP sells numerous products under such well-known brands as Zep®, Enforcer®, Zep Commercial™, and Selig™.

Industry Overview

Lighting Equipment

The current size of the North American lighting fixture market is estimated at $10.1 billion. The North American lighting fixture market consists of non-portable lighting fixtures and complementary lighting products such as emergency lighting, outdoor poles, and control and flexible wiring systems. The U.S. market, which represents approximately 85% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 50% of the total North American lighting market. The remainder of the market is made up of hundreds of providers.

The primary demand driver for ABL’s core businesses is non-residential construction, which includes a broad range of commercial, institutional, and industrial buildings. Construction spending on infrastructure projects such as highways, streets, and downtown developments also has a material impact on ABL’s infrastructure-focused segments. ABL’s retail lighting segments are highly dependent on economic drivers such as consumer spending and discretionary income, along with housing construction and home improvement spending.

Based on industry data, new construction and additions account for approximately 80% of the non-residential market, while renovations account for approximately 20%, though this mix can vary depending on economic conditions. Major trends that can impact the industry include the development of new technologies for lamps and ballasts, more effective optical designs, federal and state requirements for updated energy codes, and design technologies addressing environmental sustainability.

There has been a significant increase in the size and relative presence of the retail home improvement center segment in the past several years. In addition, imports of foreign-sourced lighting fixtures continue to grow, driven by both the foreign production of U.S. manufacturers and imports of low-cost fixtures from Asian manufacturers. European-based electrical distributors have increased their presence in the U.S. with the acquisition of U.S.-based local and regional distributor chains, and smaller U.S. distributors continue to seek leverage through alignment with buying groups.

Specialty Products

The Company estimates that the current size of the U.S. I&I market is $9.1 billion and is highly fragmented. The Company believes that six major players (including Acuity Specialty Products) represent approximately 50% of the total U.S. I&I market with the remainder divided among hundreds of regional players. In general, the Company estimates that the U.S. I&I market grows at a rate approximating Gross Domestic Product (“GDP”). To some extent, consumption of janitorial cleaning and sanitation products is discretionary, but in a health-driven, sophisticated market such as the U.S., the Company believes that health and safety regulations and customer expectations somewhat buffer demand downturns. Increasing legislation in the areas of food and occupational health that require increased ranges of application and frequency of use is fueling growth in demand. In addition to the U.S. I&I market, there is a U.S. retail chemical market that is estimated at $4.3 billion, including an estimated $2.8 billion market for cleaners and an estimated $1.5 billion market for pest control.

The Company believes that two major trends are continuing to reshape the industry. First, health and safety regulations are shrinking the pool of available chemicals while at the same time increasing total use rates. This has pushed development of improved product formulations and application methods. Second, increased centralized corporate buying and consolidation of the supply chain are threatening reselling distributors and requiring increased base manufacturing and logistics skills.

Products

Lighting Equipment

Acuity Brands Lighting produces a wide variety of lighting fixtures used in the following applications:

•	Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended fluorescent lighting products, recessed downlighting, and track lighting, as well as special application lighting products. The outdoor areas associated with these application segments are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Applications primarily include warehouses and manufacturing facilities. The lighting equipment business serves these applications with a variety of glass and acrylic high intensity discharge (“HID”) and fluorescent lighting products.

•	Infrastructure — Applications include highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, and sign lighting.

•	Residential — Applications are addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Other Applications & Products — Other products include emergency lighting fixtures, which are primarily used in non-residential buildings, and lighting control and flexible wiring systems.

Lighting fixtures for numerous applications in a multitude of industry segments accounted for approximately 65% of total consolidated net sales for Acuity Brands during fiscal years 2005, 2004, and 2003. This does not include sales related to items such as wiring products, controls, and emergency lighting.

Specialty Products

ASP produces and supplies a wide variety of specialty chemical products that are used in numerous applications in a broad range of markets. These include:

•	Food Processing — Applications include integrated and customized dispensing systems and innovative approaches to antimicrobial control.

•	Food Preparation — Applications include a suite of cleaning products designed specifically for the prepared food industry.

•	Transportation — Applications include cleaning and maintenance products for automobiles, aircraft, public transport, trucks, trains, and construction vehicles.

•	Industrial — Applications include cleaning and maintenance products used by professional maintenance staff.

•	Hospitality — Applications include products and dispensing solutions for customers to supply maintenance, housekeeping, and laundry services.

•	Government — Applications include a suite of products and maintenance solutions for cities, school districts, military, and police and fire departments.

•	Contractors and Homeowners — Applications include products for contract cleaners, small business owners, and homeowners and are supplied through retail channels. Products include a comprehensive range of floor care, general-purpose cleaners and sanitizers, drain maintenance, and pest control in convenient ready-to-use packaging.

Sales of specialty chemical products, excluding items sold to facilitate the use of chemicals, accounted for approximately 20% of total consolidated net sales for Acuity Brands during fiscal years 2005, 2004, and 2003.

Sales and Marketing

Lighting Equipment

Sales. ABL calls on customers in the North American market with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. These sales forces consist of approximately 200 company-employed salespeople and a network of approximately 200 independent sales agencies, each of which employs numerous salespeople. ABL also operates two separate European sales forces and an international sales group coordinating sales outside of North America and Europe.

Marketing. ABL markets its products to a multitude of end users through a broad spectrum of marketing and promotional vehicles, including direct customer contact, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the internet and other electronic media. On-site training is conducted at dedicated product training facilities in Conyers, Georgia, Newark, Ohio, and Austin, Texas.

Specialty Products

Sales. The sales organization at ASP consists of approximately 1,700 sales representatives worldwide. The compensation model in the I&I channel is primarily commission-based. Net sales are largely dependent on the hiring, training, and retention of the commissioned sales representatives.

The ASP sales organization covers the U.S., Canada, Italy, the Benelux countries, and certain other smaller markets. The I&I market is serviced primarily through four U.S. divisions, as well as Canadian and European divisions. Each of the four U.S. divisions includes approximately 235 to 350 sales representatives, supplemented by a complement of customer and technical service personnel. The Canadian and European operations have approximately 150 and 270 sales representatives, respectively. The retail sales division utilizes approximately 50 salaried sales and management personnel to focus primarily on the home center channel.

Marketing. ASP’s marketing efforts are focused on supporting a sell-through program from ASP through the sales organization and to the customer. ASP’s marketing focus is in four distinct areas: market planning, product management, market-based pricing, and marketing services. Market planning includes comprehensive strategic and tactical plan development and support emphasizing financial objectives and accountability. Product management includes new product development and chemical dispensing equipment management. Market-based pricing takes into account competitive analysis and leverages the flexibility of the ASP operating platform. Marketing services provides sales support tools and collateral sales information to ASP’s worldwide sales force and customer base.

Customers

A single customer in the home improvement channel, The Home Depot, accounted for approximately 13%, 12%, and 10% of net sales of Acuity Brands in fiscal years 2005, 2004, and 2003, respectively. The loss of that customer could adversely affect the Company’s results of operations.

Lighting Equipment

Customers of Acuity Brands Lighting include electrical distributors, retail home improvement centers, national accounts, electric utilities, utility distributors, municipalities, contractors, catalogs, and lighting showrooms. In addition, there are a variety of other buying influences, which for any given project could represent a significant influence in the product specification process. These generally include engineers, architects, and lighting designers.

Specialty Products

Customers of ASP consist of I&I customers (approximately 80% of ASP net sales) and retail customers (approximately 20% of ASP net sales). I&I customers range from sole proprietorships to the largest corporations in the U.S. and government agencies. These customers are in various markets, including food processing and preparation, transportation, industrial, hospitality, government, and contractors and homeowners. The core I&I business is made up of varying sized customers to whom cleaning chemicals are important to the business and, typically, where the decision to purchase is local. Retail customers primarily include large and small home improvement centers, mass merchandisers, and hardware stores.

Manufacturing

Acuity Brands, through its businesses, operates 24 manufacturing facilities, including 12 facilities in the United States, one facility in Canada, six facilities in Mexico, and five facilities in Europe.

Lighting Equipment

ABL utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end products through superior capabilities. Other critical components, such as ballasts, are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower ABL-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. ABL also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. Net sales of product manufactured by others currently accounts for 20% of the total net sales of ABL. Of total product manufactured by ABL, U.S. operations produce approximately 45%; Mexico produces approximately 52%; and Europe produces approximately 3%. ABL has one supplier of significance and a loss of that supplier could have a material adverse impact on operations for up to approximately six months. ABL purchased approximately $76.1 million in finished goods from this supplier in 2005.

During fiscal 2005, management continued to focus on initiatives to make the Company more globally competitive. One of these initiatives at ABL related to enhancing its global supply chain and included the consolidation of certain manufacturing facilities into more efficient locations. Since 2004, ABL has closed eight facilities as part of this initiative, with two additional facilities expected to be closed in the next twelve months. This initiative, the Manufacturing Network Transformation (“MNT”), will result in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. Total square footage used for manufacturing at ABL has been reduced by approximately 15% over the past two years as a result of MNT.

Specialty Products

ASP manufactures products at six facilities located in the United States, Canada, Holland, and Italy. The three U.S. facilities produce approximately 89% of manufactured product; the Canadian facility produces approximately 5%; and the two European facilities produce approximately 6%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 26% of the net sales volume of ASP. Outsourced product is predominately manufactured in the U.S. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ASP.

Distribution

Lighting Equipment

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Specialty Products

Products sold to I&I markets are shipped from strategically located distribution centers and local branch warehouses throughout North America and in Europe, while retail products are distributed nationwide from the Georgia plants and warehouses. Products are primarily delivered through common carriers.

Research and Development

Lighting Equipment

Research and development efforts at ABL are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp and ballast manufacturers are maintained to understand technology enhancements and incorporate them in ABL’s fixture designs. ABL operates five separate product development model facilities, incorporating eight photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For the fiscal years 2005, 2004, and 2003, research and development expense at ABL was $27.1 million, $27.9 million, and $26.1 million, respectively.

Specialty Products

At ASP, research and development is directed at developing product systems that provide comprehensive solutions for broad-based customer applications. Additionally, efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Technical expertise is employed to move proven technologies into new applications. Research and development expense at ASP for the fiscal years 2005, 2004, and 2003, excluding technical services, was $1.8 million, $2.1 million, and $1.3 million, respectively.

Competition

Lighting Equipment

The lighting equipment industry served by ABL is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality and design, customer relationships, and service capabilities. Primary competitors in the lighting industry include Cooper Industries Ltd., The Genlyte Group Incorporated, and Hubbell Incorporated. The management of Acuity Brands believes that the four largest lighting manufacturers (including ABL) possess approximately a 50% share of the total North American lighting market.

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

Competitors in the specialty products industry include NCH Corporation, Rochester Midland Corporation, State Chemical Manufacturing Company, JohnsonDiversey, Inc., and Ecolab, Inc. Management estimates ASP and its major competitors have approximately 50% of the total U.S. I&I market and the remainder is divided among hundreds of regional competitors.

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

Raw Materials

The products produced by Acuity Brands require certain raw materials, including aluminum, plastics, electrical components, solvents, surfactants, other petroleum-based materials and components, and certain grades of steel. For example, Acuity Brands purchases approximately 100,000 tons of steel and aluminum on an annual basis depending on various factors including product mix. The Company estimates that approximately 7% of the raw materials purchased are petroleum-based. Acuity Brands purchases most raw materials on the open market and relies on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts, and finished goods), timing of price increases, and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of changes in the market price of these raw materials.

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

Each business constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. Additionally, each business has conducted internet auctions as a method of competitive bidding. The Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as ballasts), and finished goods. As a result of limited availability of certain materials due to recent hurricanes in the Gulf region of the United States, ASP is receiving certain raw materials on an allocation basis and through force majeure, which excuses vendors’ performance under existing contracts. Current prices for these materials have risen dramatically in 2005, reflecting these market conditions. However, the Company has received and expects to continue to receive these goods, at acceptable quality standards, without interruption, at prevailing market prices. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, the higher selling prices have lagged behind the increases in cost. There can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

Backlog Orders

The Company produces and stocks large quantities of inventory at key distribution centers and warehouses throughout North America. ASP satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer’s order is placed, and therefore, sales order backlogs for the specialty products business were not material. Sales order backlogs of the lighting equipment business believed to be firm as of August 31, 2005 and 2004 were $152.2 million and $152.8 million, respectively.

Patents, Licenses and Trademarks

Acuity Brands owns or has licenses to use various domestic and foreign patents and trademarks related to its products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to the products of Acuity Brands, are important factors for its businesses. To protect these proprietary rights, Acuity Brands relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of Acuity Brands. Management of Acuity Brands is not aware of any such material unauthorized use or of any pending claims where Acuity Brands does not have the right to use any intellectual property material to the businesses of Acuity Brands. While patents and patent applications in the aggregate are important to the competitive position of Acuity Brands, no single patent or patent application is material to the Company.

Seasonality and Cyclicality

The businesses of Acuity Brands exhibit some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, as well as the annual budget cycles of major customers. Because of these seasonal factors, Acuity Brands has experienced, and generally expects to experience, its highest sales in the last two quarters of its fiscal year ended August 31.

A significant portion of the net sales of ABL relates to customers in the new construction and renovation industries, primarily for commercial and institutional applications. These industries are cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of ABL and Acuity Brands as a whole. In addition, net sales at ASP are dependent on the retail, wholesale, and industrial markets and demand for these markets is generally associated with GDP in the United States. Economic downturns and the potential decline in key construction markets and demand for specialty chemicals may have a material adverse effect on the net sales and operating income of Acuity Brands.

International Operations

Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 55% and 11% of the products manufactured by the lighting equipment and specialty products segments, respectively, are manufactured outside the United States.

Of total product manufactured by ABL, approximately 52% is produced in Mexico. Most of these operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has resulted in increased labor costs and could result in increased labor costs in the future. Acuity Brands may be required to make additional investments in automated equipment to partially offset potential increased labor and wage costs and limited availability of outbound trucking.

The Company’s initiatives to become more globally competitive include streamlining each segment’s global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased production in international locations, primarily Mexico, and will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.

For fiscal year 2005, net sales outside the U.S. represented approximately 10% and 18% of the total net sales of the lighting equipment and specialty products businesses, respectively. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Acuity Brands

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Employees

Acuity Brands employs approximately 10,000 people, of whom approximately 6,600 are employed in the United States, 2,600 in Mexico, 300 in Canada, and 500 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 4,500 persons (including approximately 2,000 in the United States). Management believes that it generally has a good relationship with both its unionized and non-unionized employees.

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities
Lighting Equipment	13	5	Manufacturing Facilities
	—	6	Warehouses
	1	6	Distribution Centers
	7	23	Offices
Specialty Products	4	2	Manufacturing Facilities
	4	39	Warehouses/Branches
	—	3	Distribution Centers
	—	8	Offices

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total
Lighting Equipment
Owned	7	—	5	1	13
Leased	2	—	1	2	5
Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	12	1	6	5	24

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain in the lighting equipment segment may continue to result in the consolidation of certain manufacturing facilities. However, the Company believes that the remaining facilities will have sufficient capacity to serve the current and projected needs of the customers of ABL.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—ASP’s property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached agreement with the other members of the Site Group to share the expected costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. The first several sampling results obtained pursuant to this monitoring requirement have confirmed the Site Group’s model, but adverse future sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Department of Justice through the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. ASP received a supplemental subpoena in April 2005 related to this matter. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling and reporting of the facility’s wastewater discharges for permitting purposes. ASP is cooperating fully with the investigation by the Department of Justice. The Department of Justice investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of August 31, 2005, the Company had an accrued liability for the estimated costs of resolution of proceedings with the Department of Justice and certain associated legal expenses. The grand jury proceedings are ongoing, and developments in the investigation and the terms of any final settlement or adjudication of this matter, including whether the final resolution results in civil or criminal charges against the Company, could result in actual costs higher or lower than the amount reserved.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI”. At October 25, 2005, there were 5,234 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2005
First Quarter	$30.34	$22.75	$0.15
Second Quarter	$32.24	$24.53	$0.15
Third Quarter	$29.07	$23.22	$0.15
Fourth Quarter	$29.67	$23.90	$0.15

2004
First Quarter	$24.34	$17.73	$0.15
Second Quarter	$26.44	$22.60	$0.15
Third Quarter	$26.89	$21.63	$0.15
Fourth Quarter	$27.83	$21.44	$0.15

2003
First Quarter	$15.60	$11.00	$0.15
Second Quarter	$15.26	$12.24	$0.15
Third Quarter	$16.57	$12.71	$0.15
Fourth Quarter	$19.05	$14.90	$0.15

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2005. The historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto. Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Operating expenses in the historical income statements prior to December 1, 2001 reflect direct expenses of the businesses of Acuity Brands together with allocations of certain NSI corporate expenses that were charged to Acuity Brands based on usage or other methodologies appropriate for such expenses. In the opinion of Acuity Brands management, these allocations have been made on a reasonable basis. Actual per-share data prior to August 31, 2003 has not been presented since the businesses that comprise Acuity Brands were wholly-owned subsidiaries of NSI during all or a portion of such periods. Pro forma basic earnings per share as shown is calculated as net income divided by the historical NSI weighted average shares outstanding during the period.

	Years Ended August 31,
	2005	2004	2003	2002	2001
	(In thousands, except per-share data)
Net sales	$2,172,854	$2,104,167	$2,049,308	$1,972,796	$1,982,700
Net income	52,229	67,214	47,782	52,024	40,503
Basic earnings per share	1.21	1.60	1.15	n/a	n/a
Diluted earnings per share	1.17	1.56	1.15	n/a	n/a
Pro forma basic earnings per share	n/a	n/a	n/a	1.26	0.99

Cash and cash equivalents	98,533	14,135	16,053	2,694	8,006
Total assets	1,442,215	1,356,452	1,284,113	1,357,954	1,330,575
Long-term debt (less current maturities)	371,736	390,210	391,469	410,630	373,707
Total debt	372,303	395,721	445,808	543,121	608,830
Stockholders’ equity	541,793	477,977	408,294	401,952	383,298
Cash dividends declared per common share	0.60	0.60	0.60	0.45	n/a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2005, 2004, and 2003. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”), is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

Acuity Lighting Group, commonly known as Acuity Brands Lighting (“ABL”), produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 25 factories and distribution facilities to serve its extensive customer base. Acuity Specialty Products (“ASP”) is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 catalog-listed products and over 6,000 other products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses. While Acuity Brands has been publicly held as a stand-alone company for approximately four years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands.

Strategy

A long-term objective of Acuity Brands is to be a broader, more diversified industrial manufacturing company capable of delivering consistent growth in earnings and cash flow. A broader and more diversified company has less dependency on a single customer or market and generally experiences reduced volatility in earnings and cash flow caused by the cyclicality of a dominant industry. In 2005, Acuity Brands continued to focus on key initiatives designed to enhance and streamline its business processes to create a stronger, more effective organization that is capable of consistently achieving its long-term financial goals, which are as follows:

•	Generating consolidated operating margins in excess of 10%

•	Growing earnings per share in excess of 15% per annum

•	Providing a return on stockholders’ equity of 15% or better

•	Maintaining the Company’s debt to total capitalization ratio below 40%

•	Generating cash flow from operations less capital expenditures that is in excess of net income.

To increase the probability for the Company to achieve its long-term financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service, creating a globally competitive cost structure by eliminating non-value added activities and lowering transactional costs, and introducing new and innovative products rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas as well as to create a culture that demands excellence through continuous improvement. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to fund its operations, to pay dividends, and to meet its obligations as they become due and to maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, and the Company’s ability to comply with covenants contained in certain of its financing agreements.

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that over the next twelve months it will have sufficient liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to repurchase up to two million shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors, to pay the same quarterly stockholder dividends in 2006 as were paid in 2005, and to make required contributions into the Company’s defined benefit plans. The Company expects to invest between $40.0 million and $45.0 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2006. See further information in the Outlook section below. The Company expects to contribute approximately $5.2 million in 2006 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash, cash flow from operations, and borrowings in 2005 to fund operations and capital expenditures, to reduce outstanding debt, and to pay dividends. Contributing to available cash was $27.1 million in cash received from the stock issuances during the year. The Company’s available cash position at August 31, 2005 was $98.5 million, up $84.4 million from August 31, 2004 and $82.5 million from August 31, 2003.

In 2005, the Company generated $137.1 million in cash flow from operations compared to $113.3 million and $160.3 million reported in 2004 and 2003, respectively. Cash flow from operations increased in 2005 compared to 2004 by $23.8 million due primarily to improvement in cash flow from operating working capital (operating working capital is calculated by adding accounts receivable, net, plus inventory, and subtracting accounts payable). The Company used its cash flow in 2005 primarily to reduce debt, to fund capital expenditures, and to fund quarterly dividend payments.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $32.6 million and $53.8 million in 2005 and 2004, respectively, for new tooling, machinery, and equipment. The Company continues to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. The significant amount of capital spending in 2004 was due primarily to the consolidation of certain manufacturing facilities and enhancements to information technology capabilities within ABL and investments to improve manufacturing and waste management capabilities at ASP. As noted above, management expects capital spending in 2006 to increase over spending in 2005, primarily for greater investments in tooling for new products and for further enhancements in its manufacturing and service capabilities. The Company believes that these investments will enhance its operations and financial performance in the future.

Consolidated working capital (calculated as current assets minus current liabilities) at August 31, 2005 was $318.3 million compared to $255.4 million at August 31, 2004, an increase of $62.9 million. The increase in working capital in 2005 compared to 2004 was due primarily to the significant increase in cash and cash equivalents and an increase in accounts receivable, partially offset by increases in accounts payable and accrued compensation. Accrued compensation was higher than the prior year due primarily to severance to be paid in connection with the reduction in workforce in 2005 – see further discussion in Results of Operations. Operating working capital decreased $7.8 million to $339.5 million at August 31, 2005 from the end of 2004. The decrease in operating working capital was due primarily to better working capital management, partially offset by the impact of greater net sales during the year. Operating working capital as a percentage of net sales at the end of 2005 decreased to 15.6% from 16.5% in 2004. At August 31, 2005, the current ratio (calculated as current assets divided by current liabilities) of the Company improved to 1.8 compared to 1.7 at the end of 2004.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2005:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt (1)	$371,736	$—	$848	$359,738	$11,150
Operating Leases (2)	92,505	19,162	26,837	19,895	26,611
Purchase Obligations (3)	100,658	100,658	—	—	—
Other Long-term Liabilities (4)	56,655	6,121	10,111	14,826	25,597

Total	$621,554	$125,941	$37,796	$394,459	$63,358

(1)	These amounts (which represent the amounts outstanding at August 31, 2005) are included in the Company’s Consolidated Balance Sheets. See Note 4: Short-Term Borrowings and Long-Term Debt for additional information regarding debt and other matters.
(2)	The Company’s operating lease obligations are described in Note 6: Commitments and Contingencies.
(3)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(4)

These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term incentive programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, stock price fluctuations, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables as well and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations absent those contributions. See Note 3: Pension and Profit Sharing Plans for additional information. Additionally, the amounts in this table do not include amounts related to certain deferred compensation arrangements for which there is an offsetting asset included in the Company’s Consolidated Balance Sheets.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of August 31, 2005, the Company had no amounts outstanding under its asset-backed securitization program or borrowings from banks. Total debt outstanding at August 31, 2005 was $372.3 million compared to $395.7 million at August 31, 2004. Total debt decreased $23.4 million, or 5.9%, from August 31, 2004. The decrease in fiscal 2005 was due primarily to the strong cash flow from operations and cash from option exercises, partially offset by capital expenditures and the payment of dividends.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no borrowings outstanding at August 31, 2005. The Company was in compliance with all financial covenants and had $4.0 million in outstanding borrowings under the Revolving Credit Facility at August 31, 2004. At August 31, 2005, the Company had additional borrowing capacity of $186.3 million under the Revolving Credit Facility, under the most restrictive covenant in effect at the time, representing the full amount of the Revolving Credit Facility less $13.7 million of outstanding letters of credit issued under the facility. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Revolving Credit Facility.

During 2005, the Company’s consolidated stockholders’ equity increased $63.8 million to $541.8 million at August 31, 2005 due primarily to net income earned during the year, stock option exercises, the issuance of shares under its compensation programs, and the favorable impact of foreign currency translation adjustments, partially offset by dividend payments and an increase in the Company’s pension obligation. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was approximately 40.7% at August 31, 2005, down from approximately 45.3% at August 31, 2004. The ratio of debt, net of cash, to total capitalization was 29.9% at August 31, 2005, down from approximately 43.7% at August 31, 2004.

Dividends

The Company paid cash dividends on common stock of $26.3 million ($0.60 per share) during 2005 compared to $25.4 million ($0.60 per share) in 2004. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Fiscal 2005 Compared with Fiscal 2004

Consolidated Results

Consolidated net sales were $2,172.9 million in 2005 compared to $2,104.2 million reported in 2004, an increase of $68.7 million, or 3.3%. For the year ended August 31, 2005, the Company reported net income of $52.2 million compared to $67.2 million earned in 2004. Diluted earnings per share were $1.17 in 2005 compared to $1.56 reported in 2004.

Economic conditions in key markets continued to be challenging in fiscal 2005. The Company continued to experience weakness in certain key markets, including non-residential construction, electrical utilities, and industrial manufacturing, many of which have reported declines from the previous year. Non-residential construction is estimated to decline in calendar year 2005 for the sixth year in a row. For Acuity Brands, these conditions created a challenging business environment in 2005 characterized by weak demand in key markets coupled with significantly higher costs for certain components and raw materials. While the Company was able to pass along much of the cost increases through higher selling prices, the price increases lagged the rise in raw material costs creating a drag on profits and margins.

Net sales increased approximately 3.6% and 2.2% at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The growth in net sales was due primarily to improved pricing, a more favorable mix of product sold within certain channels in the commercial, institutional, and industrial portions of the lighting and chemical businesses, and benefits from foreign currency fluctuation, partially offset by lower shipments in certain channels of the commercial and institutional lighting business and the retail channel of ASP. Consolidated gross profit margins decreased to 39.1% of net sales in 2005 from 40.4% reported in 2004. The decrease in gross profit margins was due primarily to higher selling prices offsetting much of the raw material increases resulting in no significant increase in gross profit, thus negatively impacting the calculation for margins. Gross profit declined by approximately $2.2 million in 2005 compared to 2004 due primarily to increases in raw material costs and the negative impact of lower production and shipment volume, partially offset by higher selling prices. The Company estimates that material and component costs were approximately $75.0 million higher in 2005 as compared to 2004.

Consolidated operating expenses were $741.8 million (34.1% of net sales), which included an aggregate special charge of $23.0 million, in 2005, compared to $712.9 million (33.9% of net sales) in 2004. On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The Company took an additional pretax charge of $6.0 million in the fourth quarter of 2005 related to the February reduction in workforce as well as certain follow-on actions under the Company’s ongoing restructuring program. The Company expects to have completed a significant portion of these efforts by the end of calendar 2005 and to have realized approximately $50.0 million in annualized savings by the end of its second quarter in fiscal 2006. As of August 31, 2005, the Company has realized approximately $13.0 million in benefits from these efforts. The remaining $5.9 million increase in operating expenses in 2005 was due primarily to costs related to product recalls and higher costs for commissions, freight, and distribution, partially offset by benefits from the streamlining efforts mentioned above. See further discussion in Note 7 of Notes to Consolidated Financial Statements.

Consolidated operating profit was $106.7 million (4.9% of net sales) in 2005 compared to $137.9 million (6.6% of net sales) reported in 2004, a decrease of $31.2 million, or 22.6%. Operating profit in 2005 included the $23.0 million special charge discussed above. The decline in operating profit was due to the special charge, lower gross profit, and higher costs for commissions, freight, and distribution, partially offset by benefits from the streamlining efforts mentioned above.

Other expense for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including gains related to sales of property of $1.9 million. Interest expense, net, was $35.7 million and $34.9 million in 2005 and 2004, respectively. Interest expense, net, increased 2.3% in 2005 compared to 2004 due to a higher weighted average interest rate for 2005 as compared to 2004, partially offset by lower debt balances over the course of the year in comparison to 2004.

The effective income tax rate reported by the Company was 30.2% and 34.5% in 2005 and 2004, respectively. The decrease in the rate in fiscal 2005 was primarily the result of certain tax credits associated with the Mexican operations and state tax benefits. The Company expects its effective income tax rate in fiscal 2006 to be approximately 35%.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1,637.9 million and $1,580.5 million for the years ending August 31, 2005, and 2004, respectively, an increase of $57.4 million, or 3.6%. The increase in net sales during 2005 was due primarily to improved pricing, a more favorable mix of products sold, and benefits from foreign currency fluctuation, partially offset by a decline in shipments in the commercial and institutional channel and to a non-strategic customer in the home improvement channel. In 2005, non-residential construction, a core market for ABL, declined for the sixth consecutive year, negatively impacting both shipments and production. The backlog at ABL of $152.2 million at August 31, 2005 approximated the backlog at the end of the prior year.

Operating profit decreased $24.3 million, or 20.4% in 2005 to $94.6 million from $118.9 million reported in 2004. Operating profit margins declined to 5.8% in 2005 from 7.5% in 2004. Operating profit in 2005 included $15.7 million of the special charge noted above. In addition to the special charge, operating profit was negatively impacted by higher raw material costs, lower absorption of manufacturing costs due to decreased production, and increased costs for freight and distribution. The decline in production volume was due primarily to lower orders from certain key channels, the impact of better inventory utilization, and greater sourcing from the Company’s network of worldwide vendors. These factors were partially offset by the improved pricing and a more favorable mix of products sold as well as benefits from the streamlining efforts noted above.

Acuity Specialty Products

Net sales at ASP were $535.0 million in 2005 compared to $523.7 million in 2004, representing an increase of $11.3 million or 2.2%. The increase in 2005 net sales was due primarily to improved pricing in the industrial and institutional channel and the favorable impact of foreign currency exchange rate fluctuations, partially offset by lower shipments to certain non-core customers in the retail channel.

Operating profit decreased $1.3 million, or 3.0%, in 2005 to $42.3 million from $43.6 million reported in 2004. Operating profit margins declined to 7.9% in 2005 from 8.3% in 2004. Operating profit in 2005 included $3.6 million of the special charge discussed above. In addition to the special charge, operating profit was negatively impacted by rising raw material costs, largely offset by improved pricing and benefits from the streamlining efforts mentioned above.

Corporate

Corporate expenses increased to $30.2 million in 2005 (including $3.8 million of the special charge discussed above) from $24.5 million reported in 2004. The increase in corporate expense in 2005 was due primarily to the special charge, miscellaneous gains recognized in the year-ago period, increased expenses related to long-term incentive programs, and higher costs for compliance with the Sarbanes-Oxley Act, partially offset by lower employee-related costs.

Fiscal 2004 Compared with Fiscal 2003

Consolidated Results

Consolidated net sales were $2,104.2 million in 2004 compared to $2,049.3 million reported in 2003, an increase of 2.7%. For the year ended August 31, 2004, the Company reported net income of $67.2 million compared to $47.8 million earned in 2003. Diluted earnings per share were $1.56 in 2004 compared to $1.15 reported in 2003.

Net sales increased approximately 2.7% and 2.6% at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The growth in net sales was due primarily to greater shipments to the home improvement channel at ABL, better pricing and product mix, and increased shipments to the industrial and institutional channel at ASP. This was partially offset by a decline in demand in the non-residential construction market and the absence of sales from a small product line divested during the first quarter of fiscal 2004. Consolidated gross profit margins increased to 40.4% of net sales in 2004 from 39.7% reported in 2003. Gross profit and margins increased due primarily to improvements in pricing, the mix of products sold, gains in manufacturing efficiencies, and the impact of initiatives to reduce product costs, partially offset by higher costs associated with certain raw materials and costs associated with programs to streamline the supply chain at ABL.

Consolidated operating expenses at Acuity Brands in 2004 were 33.9% of net sales compared to 34.3% of net sales in 2003. Consolidated operating profit was $137.9 million (6.6% of net sales) in 2004 compared to $110.3 million (5.4% of net sales) reported in 2003, an increase of 25.0%. The increase was due primarily to the contribution margin from higher net sales, benefits from continuous improvement programs (including sourcing initiatives to lower product costs), efficiencies resulting from the Manufacturing Network Transformation (“MNT”) initiative at ABL, and certain pre-tax charges of $10.7 million that were not repeated in fiscal 2004 and are more fully described below. These improvements were partially offset by higher costs for certain purchased components and raw materials (particularly steel which increased approximately $9.0 million in 2004), higher costs associated with programs to streamline the supply chain at ABL, and costs associated with a product recall. Operating profit margins improved 120 basis points due primarily to higher gross profit margins. See further information related to the product recall in Note 6 of Notes to Consolidated Financial Statements.

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

Corporate

Corporate expenses increased to $24.5 million in 2004 from $17.9 million reported in 2003. The increase in corporate expense in 2004 was due primarily to greater expense for Company-wide restricted stock incentives and other share-based programs, reflecting, in part, a greater mix of restricted stock compared to stock options used in the year-ago period, the effect of appreciation in the Company’s stock price on certain share-based programs during fiscal 2004, and an increase in the number of awards outstanding. This increase was partially offset by miscellaneous corporate gains of $1.8 million. Corporate expenses in 2004 also included expenditures to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Outlook

The Company expects the implementation of its many profit improvement programs and its ongoing continuous improvement efforts will result in more efficient and effective operations. The Company’s service to customers has improved in key channels and the Company continues to make progress in creating a leaner, more efficient company. The Company believes that it is on target to achieve the previously announced annualized savings run-rate of approximately $50.0 million by the end of its second quarter in fiscal 2006 from actions associated with the Company’s ongoing efforts to better structure and streamline operations. Additionally, the Company is encouraged by external forecasts that are projecting unit volume growth in calendar year 2006 in the non-residential construction industry, a core market for the Company. To the extent this occurs, the Company believes it will have a positive impact on its unit volume. In 2006, the Company expects to invest approximately $40.0 to $45.0 million in capital expenditures, to pay annual dividends consistent with the year-ago period, and to repurchase up to two million shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors.

Although these influences should bode well for the Company in 2006, the Company expects to be faced with formidable challenges, including the impact of rising prices for commodities used in its products, generating profitable growth within the retail channel, and continued escalating costs in key portions of its operations. However, in spite of these challenges, the Company expects to make positive progress in growing its business and improving its operations in 2006 sufficient to allow it to make meaningful progress towards the long-term goals including growing earnings per share in excess of 15% per annum and providing a return on stockholders’ equity of 15% or better.

Accounting Standards Yet to Be Adopted

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of September 1, 2006 and the Company continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used to measure fair value. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123 (Revised 2004) on September 1, 2005 and expects to incur additional annual pretax expense of approximately $3.0 million as a result of adoption. The Company continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Note 2 of Notes to Consolidated Financial Statements for further information.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The statement requires that items such as abnormal freight, handling costs, and amounts of wasted materials be recognized as current-period charges regardless of whether or not they meet the criteria currently dictated by ARB No. 43. Additionally, SFAS No. 151 requires that fixed overhead be allocated based on the normal capacity of the production capabilities. The Company adopted SFAS No. 151 on September 1, 2005 and has determined the impact of adoption to be immaterial to the Company’s results of operations.

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

Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flow from operations.

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

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared to forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the 2005 valuation of the Holophane trade name acquired in 1999 would result in a pre-tax impairment charge of approximately $19.6 million, or 31.4% of the carrying value of the trade name.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to recalls due to faulty components provided by third parties, historical warranty costs have been within expectations. However, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.

Litigation

Acuity Brands recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher or lower than the amounts reserved.

Environmental Matters

The Company recognizes expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the expected lack of engagement in significant commodity hedging transactions for raw materials and advanced purchases of certain materials; (b) the expected impact of increases in the cost of raw materials or a reduction in the number of suppliers on the Company’s operations; (c) the seasonality of the business; (d) the expected impact of the Company’s initiatives to become more globally competitive; (e) the activities that will be implemented to help the Company achieve its long-term goals, the expected outcome of these activities, and the Company’s progress towards those goals; (f) the potential impact of the loss of certain of the Company’s facilities and the related impact of various insurance programs in place; (g) the ability to increase production without substantial capital expenditures; (h) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, potential repurchase of up to two million shares of the Company’s outstanding common stock, and required contributions into its defined benefit plans; (i) the planned spending of approximately $40.0 million to $45.0 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2006; (j) the expected contribution by the Company to fund its defined benefit plans and the planned payment of annual dividends in 2006 consistent with those paid in 2005; (k) the expected realization of benefits from the additional actions to accelerate its efforts to streamline and improve its operations and to enhance the efficiencies of its facilities, the timing of the realization of those benefits, and the impact on fiscal 2006; (l) the expected effective income tax rate in fiscal 2006; (m) external forecasts that are projecting unit volume growth in calendar 2006 in the non-residential construction industry and the impact on the Company’s unit volume; (n) the impact of SFAS No. 123 (Revised 2004) and SFAS No. 151 on the results of operations; and (o) the impact of changes in critical accounting estimates on the results of operations.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, improve working capital, enhance customer service, increase manufacturing efficiency, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including CPSC proceedings and the investigation related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; (i) customer and supplier relationships and prices; and (j) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $12.6 million at August 31, 2005. Based on outstanding borrowings at year end, a 10% increase in market interest rates at August 31, 2005 would have resulted in additional annual after-tax interest expense of approximately $0.04 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, the Company’s primary fixed-rate debt. A 10% increase in market interest rates at August 31, 2005 would have decreased the fair value of these notes by approximately $7.4 million. See Note 4 of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. Acuity Brands does not believe a 10% fluctuation in average foreign currency rates would have a material effect on its consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

ACUITY BRANDS, INC.

The management of Acuity Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2005, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated October 25, 2005 appears on page 32 of this Form 10-K.

/s/ Vernon J. Nagel	/s/ Karen J. Holcom
Vernon J. Nagel	Karen J. Holcom
Chairman, President, and Chief Executive Officer	Vice President, Controller, and Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Atlanta, Georgia

October 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Acuity Brands, Inc. maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Acuity Brands, Inc. maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2005 of Acuity Brands, Inc. and our report dated October 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Atlanta, Georgia

October 25, 2005

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$98,533	$14,135
Accounts receivable, less reserve for doubtful accounts of $6,999 at August 31, 2005 and $8,285 at August 31, 2004	345,770	331,157
Inventories	215,590	222,260
Deferred income taxes	24,873	18,152
Prepayments and other current assets	33,008	36,534

Total Current Assets	717,774	622,238

Property, Plant, and Equipment, at cost:
Land	12,303	13,037
Buildings and leasehold improvements	166,934	167,707
Machinery and equipment	382,729	375,750

Total Property, Plant, and Equipment	561,966	556,494
Less-Accumulated depreciation and amortization	342,772	330,195

Property, Plant, and Equipment, net	219,194	226,299

Other Assets:
Goodwill	344,836	343,595
Intangible assets	123,473	126,658
Deferred income taxes	4,249	3,271
Other long-term assets	32,689	34,391

Total Other Assets	505,247	507,915

Total Assets	$1,442,215	$1,356,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$567	$1,511
Revolving credit facility	—	4,000
Accounts payable	221,844	206,064
Accrued compensation	59,122	45,335
Other accrued liabilities	117,939	109,973

Total Current Liabilities	399,472	366,883

Long-Term Debt, less current maturities	371,736	390,210

Deferred Income Taxes	4,707	16,767

Self-Insurance Reserves, less current portion	16,759	17,484

Other Long-Term Liabilities	107,748	87,131

Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,976,720 and 42,596,015 shares issued and outstanding at August 31, 2005 and August 31, 2004	450	426
Paid-in capital	476,034	425,807
Retained earnings	112,447	86,560
Unearned compensation on restricted stock	(12,536)	(5,609)
Accumulated other comprehensive loss items	(34,602)	(29,207)

Total Stockholders’ Equity	541,793	477,977

Total Liabilities and Stockholders’ Equity	$1,442,215	$1,356,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	Years Ended August 31,
	2005	2004	2003
Net Sales	$2,172,854	$2,104,167	$2,049,308
Cost of Products Sold	1,324,311	1,253,380	1,235,900

Gross Profit	848,543	850,787	813,408
Selling, Distribution, and Administrative Expenses	710,263	704,470	701,217
Special Charge	23,000	—	—
Impairment Charge	664	1,929	—
Stock Compensation Expense	7,871	6,461	1,915

Operating Profit	106,745	137,927	110,276
Other Expense (Income):
Interest expense, net	35,731	34,876	37,383
(Gain) loss on sale of businesses	(538)	(999)	227
Miscellaneous (income) expense, net	(3,280)	1,433	(1,915)

Total Other Expense	31,913	35,310	35,695

Income before Provision for Income Taxes	74,832	102,617	74,581
Provision for Income Taxes	22,603	35,403	26,799

Net Income	$52,229	$67,214	$47,782

Earnings Per Share:
Basic Earnings per Share	$1.21	$1.60	$1.15

Basic Weighted Average Number of Shares Outstanding	43,135	41,906	41,459

Diluted Earnings per Share	$1.17	$1.56	$1.15

Diluted Weighted Average Number of Shares Outstanding	44,752	43,201	41,721

Dividends Declared per Share	$0.60	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2005	2004	2003
Cash Provided by (Used for) Operating Activities:
Net income	$52,229	$67,214	$47,782
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	41,075	42,960	46,039
(Gain) loss on the sale of property, plant, and equipment	(1,871)	623	(699)
(Gain) loss on sale of business	(538)	(999)	227
Provision for losses on accounts receivable	4,570	3,200	4,399
Other non-cash charges	9,110	4,619	1,139
Change in assets and liabilities net of effect of acquisitions and divestitures -
Accounts receivable	(17,439)	(33,713)	15,935
Inventories	6,670	(34,114)	28,043
Deferred income taxes	(2,239)	2,684	6,108
Prepayments and other current assets	2,213	(2,107)	(3,782)
Accounts payable	14,657	40,408	3,987
Other current liabilities	19,518	7,594	2,707
Other	9,132	14,885	8,460

Net Cash Provided by Operating Activities	137,087	113,254	160,345

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(32,636)	(53,821)	(28,154)
Proceeds from the sale of property, plant, and equipment	2,987	1,761	1,907
Sale of business	251	2,477	(92)

Net Cash Used for Investing Activities	(29,398)	(49,583)	(26,339)

Cash Provided by (Used for) Financing Activities:
Repayments of revolving credit facility, net	(4,000)	(1,000)	(35,000)
Repayments of short-term secured borrowings	—	(48,000)	(81,200)
Proceeds from issuances of long-term debt	—	—	22,202
Repayments of long-term debt	(19,486)	(1,153)	(3,315)
Employee stock purchase plan issuances	1,589	1,506	1,666
Stock options exercised	25,519	8,158	128
Dividends	(26,342)	(25,409)	(24,911)

Net Cash Used for Financing Activities	(22,720)	(65,898)	(120,430)

Effect of Exchange Rate Changes on Cash	(571)	309	(217)

Net Change in Cash and Cash Equivalents	84,398	(1,918)	13,359
Cash and Cash Equivalents at Beginning of Year	14,135	16,053	2,694

Cash and Cash Equivalents at End of Year	$98,533	$14,135	$16,053

Supplemental Cash Flow Information:
Income taxes paid during the year	$27,147	$27,220	$25,674
Interest paid during the year	36,517	35,245	37,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss) Items			Unearned Compen- sation on Restricted Stock	Total
					Minimum Pension Liability	Forward Contracts	Currency Translation Adjustment
Balance, August 31, 2002		$414	$403,389	$21,884	$(8,391)	$—	$(14,844)	$(500)	$401,952
Comprehensive income:
Net income	$47,782	—	—	47,782	—	—	—	—	47,782
Other comprehensive income (loss):
Foreign currency translation adjustment	2,757	—	—	—	—	—	2,757	—	2,757
Reclassification adjustment for translation loss included in net income	185	—	—	—	—	—	185	—	185
Minimum pension liability adjustment (net of tax benefit of $13,197)	(22,472)	—	—	—	(22,472)	—	—	—	(22,472)

Other comprehensive income (loss)	(19,530)

Comprehensive income	$28,252

Amortization, issuance, and forfeitures of restricted stock grants		1	2,259	—	—	—	—	(1,234)	1,026
Employee Stock Purchase Plan issuances		2	1,664	—	—	—	—	—	1,666
Stock issued in connection with long-term incentive plan		—	181	—	—	—	—	—	181
Cash dividends of $0.60 per share paid on common stock		—	—	(24,911)	—	—	—	—	(24,911)
Stock options exercised		—	128	—	—	—	—	—	128

Balance, August 31, 2003		417	407,621	44,755	(30,863)	—	(11,902)	(1,734)	408,294
Comprehensive income:
Net income	$67,214	—	—	67,214	—	—	—	—	67,214
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $427)	5,740	—	—	—	—	—	5,740	—	5,740
Forward contracts adjustment	(54)	—	—	—	—	(54)	—	—	(54)
Minimum pension liability adjustment (net of tax benefit of $4,623)	7,872	—	—	—	7,872	—	—	—	7,872

Other comprehensive income (loss)	13,558

Comprehensive income	$80,772

Amortization, issuance, and forfeitures of restricted stock grants		3	6,496	—	—	—	—	(3,875)	2,624
Employee Stock Purchase Plan issuances		1	1,505	—	—	—	—	—	1,506
Stock issued in connection with long-term incentive plan		—	140	—	—	—	—	—	140
Cash dividends of $0.60 per share paid on common stock		—	—	(25,409)	—	—	—	—	(25,409)
Stock options exercised		5	8,153	—	—	—	—	—	8,158
Tax effect on stock options and restricted stock		—	1,892	—	—	—	—	—	1,892

Balance, August 31, 2004		426	425,807	86,560	(22,991)	(54)	(6,162)	(5,609)	477,977
Comprehensive income:
Net income	$52,229	—	—	52,229	—	—	—	—	52,229
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $1,169)	6,131	—	—	—	—	—	6,131	—	6,131
Forward contracts adjustment	54	—	—	—	—	54	—	—	54
Minimum pension liability adjustment (net of tax benefit of $6,801)	(11,580)	—	—	—	(11,580)	—	—	—	(11,580)

Other comprehensive income (loss)	(5,395)

Comprehensive income	$46,834

Amortization, issuance, and forfeitures of restricted stock grants		6	14,941	—	—	—	—	(6,927)	8,020
Employee Stock Purchase Plan issuances		1	1,588	—	—	—	—	—	1,589
Cash dividends of $0.60 per share paid on common stock		—	—	(26,342)	—	—	—	—	(26,342)
Stock options exercised		17	25,502	—	—	—	—	—	25,519
Tax effect on stock options and restricted stock		—	8,196	—	—	—	—	—	8,196

Balance, August 31, 2005		$450	$476,034	$112,447	$(34,571)	$—	$(31)	$(12,536)	$541,793

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

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”), and their respective subsidiaries, all of which are wholly-owned.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Revenue Recognition

Acuity Brands records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded.

The Company provides for limited product return rights to certain distributors and customers primarily for slow moving or damaged items subject to certain defined criteria. The Company monitors product returns and records, at the time revenue is recognized, a provision for the estimated amount of future returns based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on the Company’s operating results in future periods.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $60.2 million and $55.5 million at August 31, 2005 and 2004, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2005. Additionally, The Home Depot accounted for approximately 13% and 12% of the net sales of Acuity Brands in fiscal years 2005 and 2004, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, among others, included tax-related balance sheet reclassifications between current and long-term deferred income tax assets and liabilities. Additionally, the Company reclassified certain costs related to field scrap, customer accommodations, and other product-related costs from selling, distribution, and administrative expenses to cost of products sold. Operating profit, net income, and earnings per share were not impacted by these reclassifications.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	August 31,
	2005	2004
Raw materials and supplies	$74,048	$86,027
Work in progress	15,561	19,623
Finished goods	136,825	126,255

	226,434	231,905
Less: Reserves	(10,844)	(9,645)

	$215,590	$222,260

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2005		August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(2,652)	$13,030	$(2,217)
Distribution network	53,000	(10,750)	53,000	(8,981)
Other	11,857	(6,026)	11,857	(5,045)

Total	$77,887	$(19,428)	$77,887	$(16,243)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No. 142. This analysis did not result in an impairment charge during fiscal years 2005, 2004, or 2003. The Company recorded amortization expense of $3.2 million related to intangible assets with finite lives during fiscal 2005, fiscal 2004, and fiscal 2003. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill during the year are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2004	$312,703	$30,892	$343,595
Currency translation adjustments	910	331	1,241

Balance as of August 31, 2005	$313,613	$31,223	$344,836

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2005 or 2004.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2005	2004
Long-term investments (1)	$17,668	$23,903
Intangible pension asset	1,027	1,464
Note receivable, net	2,145	—
Debt issue costs	1,466	1,573
Assets held for sale	9,508	5,956
Miscellaneous	875	1,495

	$32,689	$34,391

(1)	Long-term investments—The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2004 was due primarily to payments made to certain participants in these deferred compensation arrangements.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2005	2004
Accrued pension liability	$49,391	$31,827
Postretirement benefits other than pensions (1)	53,934	52,042
Director stock unit plan	3,240	2,135
Postemployment benefit obligation (2)	430	430
Miscellaneous	753	697

	$107,748	$87,131

(1)	Postretirement benefits other than pensions—The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. Deferred compensation associated with these plans, together with the Company’s contributions and accumulated earnings, is generally distributable in cash pursuant to the terms of the plans, either after specified periods of time or after retirement. The Company maintains certain long-term investments that generally offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations.
(2)	Postemployment benefit obligation—SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $104.1 million, $103.4 million, and $98.6 million in fiscal 2005, 2004, and 2003, respectively.

Stock-Based Compensation

The Company issues stock options to employees and directors under certain of its benefit plans. Under all stock option plans, the options expire no later than 10 years from the date of grant and have an exercise price no less than the fair market value of the Company’s stock on the date of grant. The Company accounts for the employee and director plans under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Additionally, Acuity Brands has adopted the disclosure provisions portion only of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123. Accordingly, no compensation expense has been recognized for these stock option plans in the Consolidated Financial Statements. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards subsequent to the Distribution (see definition of Distribution in the Long-term debt section of Note 4 of Notes to Consolidated Financial Statements), consistent with the recognition provisions of SFAS No. 123, the Company’s net income and earnings per share would have been impacted as follows:

	Year Ended August 31,
	2005	2004	2003
Net income, as reported	$52,229	$67,214	$47,782
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	232	281	287
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	2,693	5,424	2,326

Net income, pro forma	$49,304	$61,509	$45,169

Earnings per share:
Basic earnings per share – as reported	$1.21	$1.60	$1.15

Basic earnings per share – pro forma	$1.14	$1.47	$1.09

Diluted earnings per share – as reported	$1.17	$1.56	1.15

Diluted earnings per share – pro forma	$1.10	$1.42	1.08

The above pro forma calculations only include the effects of options granted subsequent to the Distribution. The pro forma effect of applying SFAS No. 123 may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal year:

	2005	2004	2003
Dividend yield	2.3%	3.1%	4.4%
Expected volatility	42.4%	43.8%	43.8%
Risk-free interest rate	4.2%	3.3%	3.0%
Expected life of options	6 years	8 years	8 years
Weighted-average fair value of options granted	$10.89	$8.71	$4.36

See Note 5 of Notes to Consolidated Financial Statements for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 15 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses amounted to $28.9 million, $30.0 million, and $27.4 million during fiscal years 2005, 2004, and 2003, respectively.

Advertising

Advertising costs are expensed as incurred and were $20.7 million, $21.0 million, and $16.3 million during fiscal years 2005, 2004, and 2003, respectively.

Foreign Currency Translation

The functional currency for the foreign operations of Acuity Brands is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) Items in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Gains or losses resulting from foreign currency transactions are included in Miscellaneous (income) expense, net in the Consolidated Statements of Operations and were insignificant in fiscal years 2005, 2004, and 2003.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2005	2004	2003
Interest expense	$36,735	$35,553	$37,804
Interest income	(1,004)	(677)	(421)

Interest expense, net	$35,731	$34,876	$37,383

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Miscellaneous (Income) Expense, Net

Miscellaneous (income) expense, net, is comprised primarily of gains or losses resulting from the sale of property, plant, and equipment and gains or losses on foreign currency transactions.

Accounting Standards Yet to Be Adopted

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of September 1, 2006 and the Company continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used to measure fair value. SFAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123 (Revised 2004) on September 1, 2005 and expects to incur additional annual pretax expense of approximately $3.0 million as a result of adoption. The Company continues to evaluate the impact the adoption of the final standard will have on the Company’s results of operations. See Stock-Based Compensation section of this note for further information.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The statement requires that items such as abnormal freight, handling costs, and amounts of wasted materials be recognized as current-period charges regardless of whether or not they meet the criteria currently dictated by ARB No. 43. Additionally, SFAS No. 151 requires that fixed overhead be allocated based on the normal capacity of the production capabilities. The Company adopted SFAS No. 151 on September 1, 2005 and has determined the impact of adoption to be immaterial to the Company’s results of operations.

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

The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2005 and 2004, using measurement dates of May 31, 2005 and 2004, respectively:

	Domestic Plans August 31,		International Plans August 31,
	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$96,896	$98,544	$26,111	$21,673
Service cost	2,396	3,493	743	1,085
Interest cost	6,121	5,775	1,517	1,375
Curtailment	—	—	23	—
Actuarial (gain) loss	18,432	(6,305)	1,414	(501)
Benefits paid	(5,981)	(4,611)	(1,163)	(573)
Other	—	—	(18)	3,052

Benefit obligation at end of year	$117,864	$96,896	$28,627	$26,111

Change in Plan Assets:
Fair value of plan assets at beginning of year	$71,579	$64,730	$15,439	$12,214
Actual return on plan assets	6,570	8,512	2,220	994
Employer contributions	5,130	2,949	832	661
Employee contributions	—	—	242	300
Benefits paid	(5,981)	(4,612)	(1,090)	(473)
Other	—	—	(38)	1,743

Fair value of plan assets at end of year	$77,298	$71,579	$17,605	$15,439

Funded Status:
Funded status	$(40,566)	$(25,317)	$(11,021)	$(10,672)
Unrecognized actuarial loss	45,946	29,423	10,300	10,534
Unrecognized transition asset	(108)	(239)	—	—
Unrecognized prior service cost	754	1,148	—	—

Net amount recognized at end of year	$6,026	$5,015	$(721)	$(138)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(39,850)	$(24,859)	$(10,691)	$(8,167)
Intangible asset	1,027	1,464	—	—
Accumulated other comprehensive loss	44,849	28,410	9,970	8,029

Net amount recognized at end of year	$6,026	$5,015	$(721)	$(138)

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $117.9 million, $117.1 million, and $77.3 million, respectively, as of August 31, 2005, and $96.9 million, $96.4 million, and $71.6 million, respectively, as of August 31, 2004. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $28.6 million, $28.2 million, and $17.6 million, respectively, as of August 31, 2005, and $26.1 million, $23.5 million, and $15.4 million, respectively, as of August 31, 2004.

Components of net periodic pension cost for the fiscal years ended August 31, 2005, 2004, and 2003 included the following:

	Domestic Plans			International Plans
	2005	2004	2003	2005	2004	2003
Service cost	$2,396	$3,493	$2,729	$743	$1,085	$928
Interest cost	6,121	5,775	5,532	1,517	1,375	1,196
Expected return on plan assets	(6,089)	(5,392)	(6,261)	(1,183)	(988)	(964)
Amortization of prior service cost	89	102	385	—	—	—
Amortization of transitional asset	(131)	(131)	(133)	—	—	—
Recognized actuarial loss (gain)	1,428	2,259	764	368	375	(257)

Net periodic pension cost	$3,814	$6,106	$3,016	$1,445	$1,847	$903

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2005	2004	2005	2004
Discount rate	5.3%	6.5%	5.0%	5.8%
Rate of compensation increase	5.5%	5.5%	3.5%	4.8%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2005	2004	2003	2005	2004	2003
Discount rate	6.5%	6.0%	7.5%	5.8%	5.5%	6.0%
Expected return on plan assets	8.5%	8.5%	9.5%	7.3%	7.0%	8.0%
Rate of compensation increase	5.5%	5.1%	5.1%	4.8%	4.3%	4.3%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $1.3 million and $0.4 million for domestic plans and international plans, respectively. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 150 basis points in 2005. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. As a result of this study during 2003, the expected return on plan assets for the Company’s domestic plans decreased by 100 basis points to 8.5% in 2004. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 million

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

and $0.2 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2005, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2005, the international asset allocation was 80% equity securities, 15% fixed income securities, and 5% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2005 and 2004 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2005	2004	2005	2004
Equity securities	58.0%	58.0%	83.8%	82.1%
Debt securities	35.0%	36.0%	6.8%	9.2%
Real estate	6.0%	5.0%	2.3%	4.4%
Other	1.0%	1.0%	7.1%	4.3%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $4.1 million and $1.1 million to its domestic and international defined benefit plans, respectively, during 2006. These amounts are based on the total contributions needed during 2006 to satisfy current law minimum funding requirements.

Benefit payments are made from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2006	$5,097	$344
2007	5,149	354
2008	5,315	388
2009	5,798	411
2010	5,855	436
2011-2015	34,886	3,365

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $5.6 million in 2005, $5.8 million in 2004, and $5.5 million in 2003. Effective February 2002, participants in all of the Company’s defined contribution plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2005, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $13.5 million, which represented approximately 3.7% of the total fair market value of the assets in the Company’s defined contribution plans.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The Company’s short-term borrowings at August 31, 2005 and 2004, consisted of the following:

	2005	2004
Current maturities of long-term debt	$567	$1,511
Revolving credit facility	—	4,000

	$567	$5,511

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 29, 2005, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $301.2 million at August 31, 2005. There were no outstanding borrowings at August 31, 2005 and 2004 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. This facility replaced the Company’s $92.5 million, 364-day committed credit facility scheduled to mature in April 2004 and the Company’s $105.0 million, three-year credit facility scheduled to mature in April 2005. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2005 and had $4.0 million in outstanding borrowings under the Revolving Credit Facility at August 31, 2004. At August 31, 2005, the Company had additional borrowing capacity under the Revolving Credit Facility of $186.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $13.7 million discussed below.

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

At August 31, 2005, the Company had outstanding letters of credit totaling $25.4 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At August 31, 2005, a total of $13.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the line by such amount.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Long-Term Debt

The Company’s long-term debt at August 31, 2005 and 2004, consisted of the following:

	2005	2004
Term Loan	$—	$18,734
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $143 in 2005 and $184 in 2004	159,857	159,816
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $121 in 2005 and $146 in 2004	199,879	199,854
Other notes	12,567	13,317

	372,303	391,721
Less – Amounts payable within one year included in current liabilities	567	1,511

	$371,736	$390,210

Future annual principal payments of long-term debt are as follows:

Fiscal Year	Amount
2006	$567
2007	565
2008	282
2009	159,859
2010	199,879
Thereafter	11,151

$372,303

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the revolving credit facility then in effect and to provide the Company additional liquidity. The Term Loan was paid in full in July 2005. Outstanding borrowings under the Term Loan at August 31, 2004 were $18.7 million at an interest rate of approximately 3.0%.

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

In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0%. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375%. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. Because the $160.0 million and the $200.0 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on comparison of notes of similar size, ratings, and tenor, the fair values of the $160.0 million and $200.0 million notes are believed to approximate $164.8 million and $225.8 million, respectively at August 31, 2005. Excluding

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities.

Other notes consist primarily of two industrial revenue bonds (a $7.1 million bond maturing in 2018 and a $4.0 million bond maturing in 2021) and a five-year note with an outstanding balance of approximately $1.5 million at August 31, 2005. The industrial revenue bonds are tax-exempt variable rate instruments that reset on a weekly basis. The interest rates were approximately 2.5% and 1.4% for the $4.0 million bond and 2.5% and 1.3% for the $7.1 million bond at August 31, 2005 and 2004, respectively. The five-year note is denominated in Euros and bears interest at a variable rate, which was 4.5% and 4.3% at August 31, 2005 and 2004, respectively. Principal payments are made in equal semi-annual installments. In addition, Acuity Brands also had uncommitted foreign bank lines of credit totaling $2.0 million at August 31, 2005 and 2004. There were no outstanding borrowings under the foreign bank lines at August 31, 2005 or 2004.

None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

Note 5: Common Stock and Related Matters

Stockholder Protection Rights Agreement

Prior to the Distribution, the Company’s Board of Directors adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”). The Rights Agreement contains provisions that are intended to protect the Company’s stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s Board of Directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, the Company’s Board of Directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of November 16, 2001. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of 15% or more of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”). Unless previously redeemed by the Company’s Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the Board of Directors.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Common Stock

Changes in common stock for the periods ended August 31, 2003, 2004, and 2005 were as follows:

	Common Stock
	Shares	Amount
Balance, August 31, 2002	41,379	$414
Issuance of restricted stock grants, net of forfeitures	120	1
Employee stock purchase plan issuances	144	2
Stock issued in connection with long-term incentive plan	23	—
Stock options exercised	9	—

Balance, August 31, 2003	41,675	$417
Issuance of restricted stock grants, net of forfeitures	278	3
Employee stock purchase plan issuances	86	1
Stock options exercised	557	5

Balance, August 31, 2004	42,596	$426
Issuance of restricted stock grants, net of forfeitures	603	6
Employee stock purchase plan issuances	77	1
Stock options exercised	1,701	17

Balance, August 31, 2005	44,977	$450

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2005 and 2004.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2005, 2004, and 2003:

	Years Ended August 31,
	2005	2004	2003
Basic earnings per share:
Net income	$52,229	$67,214	$47,782
Basic weighted average shares outstanding	43,135	41,906	41,459

Basic earnings per share	$1.21	$1.60	$1.15

Diluted earnings per share:
Net income	$52,229	$67,214	$47,782
Basic weighted average shares outstanding	43,135	41,906	41,459
Common stock equivalents (stock options and restricted stock)	1,617	1,295	262

Diluted weighted average shares outstanding	44,752	43,201	41,721

Diluted earnings per share	$1.17	$1.56	$1.15

Stock-Based Compensation

NSI stock options held by employees of Acuity Brands were converted to, and replaced by, Acuity Brands stock options at the time of the Distribution using an agreed-upon conversion ratio. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense resulted from the replacement of the options.

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

In January 2005, the Company awarded approximately 306,000 shares of restricted stock to officers and other key employees under the Plan. The shares vest over a four-year period. At August 31, 2005, approximately 290,000 shares had been issued under this award. Compensation expense recognized related to this award was $1.3 million in fiscal 2005.

In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. Participants could elect to defer payments under this time-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 150,000 shares were deferred into the deferred compensation plan. At August 31, 2005, approximately 210,000 shares had been issued under this award. Compensation expense recognized related to this award was $2.3 million and $1.8 million in fiscal 2005 and 2004, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are issued in 25% increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Originally, approximately two-thirds of the value of the restricted shares at the vesting date was paid to the participants in unrestricted shares of the Company and the remainder was paid in cash to offset taxes on the award. This provision was eliminated in August 2005 by an amendment to the award agreement that provides for the entire award to be payable in shares. Participants could elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 110,000 shares were deferred into the deferred compensation plan. As of August 31, 2005, approximately 330,000 shares had been issued under this award, of which approximately 60,000 were subsequently cancelled and used to offset taxes. Compensation expense recognized related to this award was $2.6 million, $3.6 million, and $1.6 million in fiscal 2005, 2004 and 2003, respectively.

In October 2000, NSI reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees. Under this award, restricted shares are granted in 20% increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution. As of August 31, 2005, approximately 210,000 shares had been issued under this award. Compensation expense recognized related to this award was $1.2 million, $0.9 million, and $0.3 million in fiscal 2005, 2004, and 2003, respectively.

Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2004 and 2005. As of August 31, 2005, approximately 60,000 shares related to these awards had been issued. Compensation expense recognized related to these awards was $0.5 million and $0.2 million in fiscal 2005 and fiscal 2004, respectively.

In November 2001, the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan, under which 300,000 shares are authorized for issuance. The stock options granted under this plan become exercisable one year from the date of grant. As of August 31, 2005 approximately 100,000 shares had been granted under this plan.

Under all stock option plans, the options generally expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant. Shares available for grant under all plans were approximately 2,200,000 at August 31, 2005, with additional shares available upon further shareholder approval. Shares available for grant under all plans were 2,250,000 and 710,000 at August 31,

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

2004 and 2003, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant.

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2003, 2004, and 2005 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2002	7,081,298	$19.15	2,712,343	$25.25

Granted	132,500	$14.26
Exercised	(8,448)	$13.80
Cancelled	(265,211)	$20.68

Outstanding at August 31, 2003	6,940,139	$19.08	4,179,243	$21.78

Granted	1,242,453	$24.87
Exercised	(573,107)	$14.94
Cancelled	(184,836)	$21.40

Outstanding at August 31, 2004	7,424,649	$20.32	4,936,004	$20.62

Granted	212,000	$28.54
Exercised	(1,891,813)	$16.36
Cancelled	(187,075)	$28.67

Outstanding at August 31, 2005	5,557,761	$21.70	4,604,388	$20.87

Range of option exercise prices:
$10.00 – $15.00 (average life – 6.3 years)	1,492,454	$13.84	1,485,794	$13.84
$15.01 – $20.00 (average life – 5.2 years)	1,005,513	$16.59	1,005,513	$16.59
$20.01 – $25.00 (average life – 6.6 years)	1,483,060	$23.70	933,347	$23.68
$25.01 – $30.00 (average life – 4.3 years)	1,020,864	$28.36	723,864	$28.58
$30.01 – $40.00 (average life – 3.5 years)	555,870	$34.48	455,870	$35.24

Employee Stock Purchase Plan

In November 2001, the Company adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees could purchase, through payroll deduction, the Company’s common stock at a 15% discount. Shares are purchased quarterly at 85% of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. Employee contributions to this plan were suspended at the end of the third quarter fiscal 2005. The Company expects to resume accepting contributions in the first quarter of 2006 under new terms. Employees will be able to purchase common stock at a 5% discount and shares will be purchased on a monthly basis. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,100,000 shares remain available as of August 31, 2005. Employees may participate at their discretion.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 6: Commitments and Contingencies

Self-Insurance

It is the current policy of Acuity Brands to self insure, up to certain limits, for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers’ compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is revised and recorded annually.

The Company is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, if necessary.

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2005, are as follows: 2006 — $19.2 million; 2007 — $14.4 million; 2008 — $12.4 million; 2009 — $10.6 million; 2010 — $9.3 million; after 2010 — $26.6 million.

Total rent expense was $27.7 million in 2005, $25.2 million in 2004, and $23.4 million in 2003.

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2005 are as follows: 2006 — $121.3 million; 2007 — $22.9 million; 2008 — $6.8 million; 2009 — $6.9 million; and 2010 — $1.8 million. As of August 31, 2005, the Company had no purchase obligations extending past August 31, 2010.

Collective Bargaining Agreements

Approximately 45% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 25% of the Company’s work force will expire within one year.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—ASP’s property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company, together with current and former owners of adjoining properties (the “Site Group”), has conducted an investigation on its property and adjoining properties (the “Site”) and submitted a Compliance Status Report (“CSR”) and a proposed Corrective Action Plan (“CAP”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The EPD approved the CAP in May 2004, and the Company has reached agreement with the other members of the Site Group to share the expected costs and responsibilities of implementing the CAP. The CAP requires the Site Group to periodically monitor the Site for a period of five years to confirm the Site Group’s model predicting that the site is not expected to violate applicable regulatory standards. The first several sampling results obtained pursuant to this monitoring requirement have confirmed the Site Group’s model, but adverse future sampling results could cause the Company to record additional charges to earnings in future periods. However, based on information currently available, the Company believes that its liability is immaterial in connection with the Site.

In August 2003, ASP received a grand jury subpoena from the United States Department of Justice through the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. ASP received a supplemental subpoena in April 2005 related to this matter. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling and reporting of the facility’s wastewater discharges for permitting purposes. ASP

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

is cooperating fully with the investigation by the Department of Justice. The Department of Justice investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of August 31, 2005, the Company had an accrued liability for the estimated costs of resolution of proceedings with the Department of Justice and certain associated legal expenses. The grand jury proceedings are ongoing, and developments in the investigation and the terms of any final settlement or adjudication of this matter, including whether the final resolution results in civil or criminal charges against the Company, could result in actual costs higher or lower than the amount reserved.

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

In conjunction with the separation of their businesses, Acuity Brands and NSI entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to faulty components provided by third parties, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations in future periods.

The Company, in cooperation with the CPSC, is conducting a voluntary product recall involving approximately 93,000 lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s suppliers. The Company initiated this recall in March 2004 and expanded it in March 2005. The recalled fixtures are certain models of indoor high intensity discharge (“HID”) lighting fixtures with at least one acrylic component (reflector or lens). The capacitor used in the recalled fixtures can leak polypropylene glycol (“PPG”) fluid onto the acrylic lens and/or reflector of the fixture, causing the acrylic component(s) to degrade. In a number of reported instances, this has resulted in lenses or reflectors cracking and pieces of acrylic falling from the installed fixtures. To date, there have been only limited reports of personal injury and property damage. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor but exhibit a less serious failure mode. In the case of these fixtures, the PPG fluid may accumulate in or drip from the fixture. ABL will repair or replace these fixtures upon failure.

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

During the 2005 fiscal year, the Company received document and information requests from the CPSC in connection with investigations by the CPSC as to whether the Company had complied with the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to products involved in the initial scope and the expanded scope of the capacitor-related recall of HID fixtures, the cord-related recall of HID fixtures, and a 2001 recall of emergency lighting fixtures. Between February 2005 and August 2005, the Company received letters from the CPSC staff stating that the CPSC staff had concluded that the Company had violated those reporting requirements with respect to each of these matters and that the staff intended to recommend to the Commission that it take action to seek a civil penalty in each matter, and that the Company had the opportunity in each matter to negotiate a resolution by submitting a penalty settlement offer. The Company is currently negotiating with the CPSC staff the global resolution of these matters. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall.

At August 31, 2005, the Company had an aggregate accrued liability of $7.8 million with respect to the current capacitor-related recall and its possible expansion, the cord-related recall, the matters pending before the CPSC, and associated legal expenses. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by a supplier for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter and at August 31, 2005 had a remaining receivable of $4.8 million from that supplier. The Company also intends to pursue vigorously the recovery of all costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The changes in product warranty reserve, which includes estimated recall costs, during the years ended August 31, 2005, 2004, and 2003 are summarized as follows:

	2005	2004	2003
Balance, beginning of year	$11,694	$4,289	$6,879
Increase in warranty reserve related to capacitors	—	5,700	—
Warranty and recall expense during the year	4,143	5,545	1,809
Payments made during the year	(5,799)	(3,840)	(4,399)

Balance, end of year	$10,038	$11,694	$4,289

Note 7: Special Charge and Impairment Charge

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million in the second quarter of 2005 to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The Company took an additional pretax charge of $6.0 million in the fourth quarter of 2005 related to the previously announced reduction in force as well as certain follow-on actions under the Company’s ongoing restructuring program. The charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the year ended August 31, 2005 are summarized as follows:

Balance as of August 31, 2004	$—
Provision	23,000
Payments made during the period	(6,094)
Non-cash items	(2,401)

Balance as of August 31, 2005	$14,505

As part of ABL’s ongoing initiative to enhance its global supply chain through the consolidation of certain manufacturing facilities, the Company recognized approximately $0.5 million and $1.9 million in impairment charges on assets held for sale related to these facilities in fiscal 2005 and 2004, respectively. The carrying amount of these assets at August 31, 2005 was approximately $9.0 million. The Company currently has the four facilities listed for sale and plans to sell the facilities during fiscal 2006. ABL also recognized $0.2 million in fiscal 2005 related to the impairment of a module of the Company’s enterprise resource planning system that is no longer used.

Note 8: Derivative Financial Instruments

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At August 31, 2005, the Company had no foreign currency contracts outstanding.

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2005	2004	2003
Provision for current federal taxes	$24,910	$23,419	$16,168
Provision for current state taxes	1,392	1,044	1,097
Provision for current foreign taxes	7,890	8,758	6,623
Provision for deferred taxes	(11,589)	2,182	2,911

Total provision for income taxes	$22,603	$35,403	$26,799

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2005	2004	2003
Federal income tax computed at statutory rate	$26,191	$35,916	$26,103
State income tax, net of federal income tax benefit	722	559	891
Foreign permanent differences and rate differential	(951)	(513)	13
Other, net	(3,359)	(559)	(208)

Total provision for income taxes	$22,603	$35,403	$26,799

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of the net deferred income tax asset at August 31, 2005 and 2004 include:

	August 31,
	2005	2004
Deferred Income Tax Liabilities:
Depreciation	$2,893	$6,095
Goodwill and intangibles	52,511	50,068
Other liabilities	2,237	303

Total deferred income tax liabilities	57,641	56,466

Deferred Income Tax Assets:
Self-insurance	(9,386)	(9,360)
Pension	(15,411)	(10,442)
Deferred compensation	(29,391)	(24,928)
Bonuses	(539)	(1,095)
Foreign tax losses	(1,020)	(605)
Other accruals not yet deductible	(22,109)	(13,160)
Other assets	(6,515)	(3,498)

Total deferred income tax assets	(84,371)	(63,088)
Valuation allowance	2,315	1,966

Net deferred income tax asset	$(24,415)	$(4,656)

Acuity Brands currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $56.0 million at August 31, 2005; however, this amount may be adjusted based on changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

Deferred tax assets were partially offset by valuation allowances of $2.3 million and $2.0 million at August 31, 2005 and August 31, 2004, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences and state tax credit carryforwards.

At August 31, 2005, foreign net operating loss carryforwards were approximately $3.1 million. Approximately $1.6 million of the foreign net operating loss carryforwards have no expiration while the remaining carryforwards expire in 2015. Additionally, the Company has state tax credit carryforwards of approximately $2.1 million, which will expire between 2009 and 2014.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 10: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2005
1st Quarter	$525,202	$213,651	$20,285	$13,165	$0.31	$0.30
2nd Quarter	505,121	190,048	(13,056)	(8,437)	(0.20)	(0.20)
3rd Quarter	545,327	212,344	29,686	19,692	0.45	0.44
4th Quarter	597,204	232,500	37,917	27,809	0.63	0.61
2004
1st Quarter	$517,538	$210,181	$20,183	$12,917	$0.31	$0.30
2nd Quarter	491,039	196,891	14,874	9,519	0.23	0.22
3rd Quarter	532,226	214,882	27,085	18,012	0.43	0.42
4th Quarter	563,364	228,833	40,475	26,766	0.63	0.62

Certain reclassifications were made to 2004 quarterly information to conform to 2005 presentation. The Company reclassified certain costs related to field scrap, customer accommodations, and other product-related costs from selling, distribution, and administrative expenses to cost of products sold. Gross profit in the table above is lower than what was previously reported by the following: $5.1 million, $5.2 million, and $3.7 million in the first, second, and third quarters of fiscal 2005, respectively, and $4.5 million, $4.6 million, $7.5 million, and $6.5 million in the first, second, third, and fourth quarters of fiscal 2004, respectively. Net sales, income before taxes, net income, basic earnings per share, and diluted earnings per share were not impacted by these reclassifications.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 11: Business Segment Information

	2005	2004	2003
Net Sales:
ABL	$1,637,902	$1,580,498	$1,538,751
ASP	534,952	523,669	510,557

Total Net Sales	$2,172,854	$2,104,167	$2,049,308

Operating (Loss) Profit:
ABL	$110,267	$118,904	$96,825
Special Charge*	(15,652)	—	—
ASP	45,901	43,570	31,313
Special Charge*	(3,595)	—	—
Corporate	(26,423)	(24,547)	(17,862)
Special Charge*	(3,753)	—	—

Total Operating Profit	$106,745	$137,927	$110,276

Depreciation:
ABL	$28,470	$31,000	$33,664
ASP	8,947	8,031	8,356
Corporate	473	745	829

Total Depreciation	$37,890	$39,776	$42,849

Amortization:
ABL	$3,159	$3,158	$3,158
ASP	26	26	32
Corporate	—	—	—

Total Amortization	$3,185	$3,184	$3,190

Capital Expenditures:
ABL	$19,787	$44,251	$20,063
ASP	12,505	9,555	8,024
Corporate	344	15	67

Total Capital Expenditures	$32,636	$53,821	$28,154

*	See further discussion of Special Charge in Note 7.

	Total Assets
	August 31, 2005	August 31, 2004
ABL	$1,091,244	$1,094,762
ASP	236,363	222,940
Corporate	114,608	38,750

	$1,442,215	$1,356,452

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table:

	2005	2004 (4)	2003 (4)
Net sales (1)
Domestic (2)	$1,915,904	$1,853,669	$1,797,298
International	256,950	250,498	252,010

	$2,172,854	$2,104,167	$2,049,308

Operating profit
Domestic (2)	$84,776	$112,322	$94,325
International	21,969	25,605	15,951

	$106,745	$137,927	$110,276

Long-lived assets (3)
Domestic (2)	$199,950	$209,073	$212,996
International	56,182	54,888	41,152

	$256,132	$263,961	$254,148

(1)	Net sales are attributed to each country based on the selling location.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.
(4)	Certain net sales amounts in 2004 and 2003 were reclassified for disclosure purposes only from international to domestic to more accurately reflect intercompany transactions. The reclasses do not impact total net sales and were not material.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2005. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2005 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer and Vice President, Controller, and Interim Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005. In addition, on November 15, 2004 the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on November 14, 2004. The foregoing certification was unqualified.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2008 Annual Meeting and Directors with Terms Expiring at the 2006 and 2007 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management – Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Other Information Concerning the Board and its Committees, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option Grants in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Option Values, Employment Contracts, Severance Arrangements, and Other Agreements, and Pension and Supplemental Retirement Benefits of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Corporation’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Auditors of the Company’s proxy statement for the annual meeting of stockholders to be held January 12, 2006, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Management’s Report on Internal Control over Financial Reporting

Reports	of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Consolidated	Balance Sheets as of August 31, 2005 and 2004

Consolidated	Statements of Income for the years ended August 31, 2005, 2004, and 2003

Consolidated	Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2005, 2004, and 2003

Consolidated	Statements of Cash Flows for the years ended August 31, 2005, 2004, and 2003

Notes	to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule	II Valuation and Qualifying Accounts

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

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Distribution by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement, dated as of November 12, 2001, between Acuity Brands, Inc. and Wells Fargo Bank Minnesota, N.A.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

	(d) First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc.*, L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(g) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) Tax Disaffiliation Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Transition Services Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(3) Agreement and Plan of Distribution, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(4) Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

	(5) Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

(6)      Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent.

Reference is made to Exhibit 10(i)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

	(7) First Modification to Deed to Secure Debt and Security Agreement.	Reference is made to Exhibit 10(i)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(8) Letter Agreement amending Agreement and Plan of Distribution.	Reference is made to Exhibit 10(i)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(9) Agreement and Consent Relating to Tax Disaffiliation Agreement.	Reference is made to Exhibit 10(i)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(10)    Credit and Security Agreement dated as of September 2, 2003 among Acuity Enterprise, Inc. and Acuity Unlimited Inc., as Borrowers, Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., as Servicers, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, National Association, as Agent.

Reference is made to Exhibit 10(i)A(19) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

	(11) Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Specialty Products Group, Inc., as Seller, and Acuity Enterprise, Inc., as Buyer.	Reference is made to Exhibit 10(i)A(20) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(12)    Amended and Restated Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Lighting Group, Inc., successor to National Service Industries, Inc., as Seller, and Acuity Unlimited, Inc., formerly know as L&C Funding, Inc., as Buyer.

Reference is made to Exhibit 10(i)A(21) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

	(13) Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Unlimited, Inc.	Reference is made to Exhibit 10(i)A(22) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

	(14) Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Enterprise, Inc.	Reference is made to Exhibit 10(i)A(23) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

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

	(16) Reimbursement Agreement between Acuity Brands and The General Electric Company, dated February 27, 2004.	Reference is made to Exhibit 10(iii)A-(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

	(17) Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Filed with the Commission as part of this Form 10-K.

	(18) Amendment to Receivables Facility, dated as of September 29, 2005.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

(3) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* with the Commission on July 3, 2001, which is incorporated herein by reference.

(4) Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(5) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(6) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(7) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(8) Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(9) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(10) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(11) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(12) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13) Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr., dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of the Form 10-Q of National Service Industries, Inc. for the quarter ended May 31, 2000, which is incorporated herein by reference.

(14) Assumption Letter of Acuity Brands, Inc., with respect to Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle.	Reference is made to Exhibit 10.22(c) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15) Employment Letter Agreement between National Service Industries, Inc. and James H. Heagle, dated March 28, 2000.	Reference is made to Exhibit 10.22(d) to Amendment No. 3 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 27, 2001, which is incorporated herein by reference.

(16) Employment Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

(17) Form of Acuity Brands, Inc. Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(18) Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(19) Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(20) Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(21) Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(22) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(23) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(24) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(25) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10(iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(26) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10(iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(27) Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(28) Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(29) Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A of the registrant’s Form 10-Q as filed with the Commission on January 14, 2004, which is incorporated by reference.

(30) Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(31) Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(32) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(33) Letter Agreement between Acuity Brands, Inc. and John K. Morgan, dated June 24, 2004.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(34) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(35) Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich, dated June 17, 2004.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(36) Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(37) Acuity Brands, Inc. Nonemployee Director Deferred Stock Unit Plan, amended and restated effective as of January 1, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(38) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(39) Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

	(40) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

	(41) Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

	(42) Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

	(43) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(7) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

	(44) Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

	(45) Letter Agreement dated April 26, 2005 between Acuity Brands, Inc. and Edward H. Bastian.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on April 27, 2005, which is incorporated herein by reference.

	(46) Amended and Restated Severance Agreement, entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Filed with the Commission as part of this Form 10-K.

	(47) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Filed with the Commission as part of this Form 10-K.

	(48) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Filed with the Commission as part of this Form 10-K.

	(49) Amendment to Severance Protection Agreement entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Filed with the Commission as part of this Form 10-K.

	(50) Letter Agreement dated August 1, 2005 between Acuity Brands, Inc. and John K. Morgan.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 14	Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.

EXHIBIT 21	List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(b) Section 1350 Certification, signed by Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc. operated under the name L&C Spinco, Inc. from July 27, 2001 – November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: November 1, 2005	By:	/s/ VERNON J. NAGEL

Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	November 1, 2005

/S/ KAREN J. HOLCOM Karen J. Holcom	Vice President, Controller, and Interim Chief Financial Officer	November 1, 2005

* Peter C. Browning	Director	November 1, 2005

* John L. Clendenin	Director	November 1, 2005

* Jay M. Davis	Director	November 1, 2005

* Earnest W. Deavenport, Jr.	Director	November 1, 2005

* Robert F. McCullough	Director	November 1, 2005

* Julia B. North	Director	November 1, 2005

* Ray M. Robinson	Director	November 1, 2005

* Neil Williams	Director	November 1, 2005

*BY: /S/ KENYON W. MURPHY Kenyon W. Murphy	Attorney-in-Fact	November 1, 2005

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2005, 2004, and 2003

(In thousands)

	Balance at Beginning of Year	Additions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts (1)
Year Ended August 31, 2005:
Reserve for doubtful accounts	$8,285	4,570	194	6,050	$6,999

Reserve for estimated warranty and recall costs	$11,694	4,143	—	5,799	$10,038

Reserve for estimated returns and allowances	$5,343	74,695	—	73,468	$6,570

Self-insurance reserve (2)	$23,057	10,166	—	11,908	$21,315

Year Ended August 31, 2004:
Reserve for doubtful accounts	$8,634	3,200	161	3,710	$8,285

Reserve for estimated warranty and recall costs	$4,289	5,545	5,700	3,840	$11,694

Reserve for estimated returns and allowances (3)	$5,303	71,133	—	71,093	$5,343

Self-insurance reserve (2)	$23,408	13,264	—	13,615	$23,057

Year Ended August 31, 2003:
Reserve for doubtful accounts	$8,560	4,399	—	4,325	$8,634

Reserve for estimated warranty costs	$6,879	1,809	—	4,399	$4,289

Reserve for estimated returns and allowances (3)	$4,317	68,960	—	67,974	$5,303

Self-insurance reserve (2)	$21,650	14,165	—	12,407	$23,408

(1)	Includes recoveries credited to the reserve. During fiscal 2004, the Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty component entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company accrued.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.
(3)	Certain prior year amounts have been adjusted to show activity on a gross basis to be comparable to 2005 presentation.