Form 10-Q
period 2005-11-30
ACUITY BRANDS INC
filed 2006-01-04
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value – 44,853,769 shares as of December 30, 2005.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2005 (unaudited)	AUGUST 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$105,197	$98,533
Accounts receivable, less reserve for doubtful accounts of $6,679 at November 30, 2005 and $6,999 at August 31, 2005	326,662	345,770
Inventories	225,834	215,590
Deferred income taxes	23,960	24,873
Prepayments and other current assets	36,296	33,008

Total Current Assets	717,949	717,774

Property, Plant, and Equipment, at cost:
Land	12,330	12,303
Buildings and leasehold improvements	166,776	166,934
Machinery and equipment	385,288	382,729

Total Property, Plant, and Equipment	564,394	561,966
Less - Accumulated depreciation and amortization	350,673	342,772

Property, Plant, and Equipment, net	213,721	219,194

Other Assets:
Goodwill	344,451	344,836
Intangible assets	122,676	123,473
Deferred income taxes	4,249	4,249
Other long-term assets	26,876	32,689

Total Other Assets	498,252	505,247

Total Assets	$1,429,922	$1,442,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$545	$567
Accounts payable	204,018	221,844
Accrued compensation	54,074	59,122
Other accrued liabilities	113,194	117,939

Total Current Liabilities	371,831	399,472

Long-Term Debt, less current maturities	371,709	371,736

Deferred Income Taxes	4,633	4,707

Self-Insurance Reserves, less current portion	15,663	16,759

Other Long-Term Liabilities	108,839	107,748

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 45,514,376 and 44,976,720 shares issued and outstanding at November 30, 2005 and August 31, 2005	455	450
Paid-in capital	476,768	476,034
Retained earnings	127,663	112,447
Unearned compensation on restricted stock	—	(12,536)

Treasury stock, at cost, 408,500 shares at November 30, 2005	(12,311)	—
Accumulated other comprehensive loss items	(35,328)	(34,602)

Total Stockholders’ Equity	557,247	541,793

Total Liabilities and Stockholders’ Equity	$1,429,922	$1,442,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2005	2004
Net Sales	$565,852	$525,202
Cost of Products Sold	340,629	311,551

Gross Profit	225,223	213,651
Selling, Distribution, and Administrative Expenses	183,235	185,436

Operating Profit	41,988	28,215
Other Expense (Income):
Interest expense, net	8,240	8,944
Gain on sale of businesses	—	(538)
Miscellaneous expense (income), net	84	(476)

Total Other Expense	8,324	7,930

Income before Provision for Income Taxes	33,664	20,285
Provision for Income Taxes	11,688	7,120

Net Income	$21,976	$13,165

Earnings Per Share:
Basic Earnings per Share	$0.50	$0.31

Basic Weighted Average Number of Shares Outstanding	44,271	42,462

Diluted Earnings per Share	$0.48	$0.30

Diluted Weighted Average Number of Shares Outstanding	45,620	43,946

Dividends Declared per Share	$0.15	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2005	2004
Cash Provided by (Used for) Operating Activities:
Net income	$21,976	$13,165
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,204	10,092
Loss (gain) on the sale of property, plant, and equipment	217	(135)
Gain on sale of businesses	—	(538)
Provision for losses on accounts receivable	767	1,194
Other non-cash items	549	1,318
Change in assets and liabilities, net of effect of acquisitions and divestitures-
Accounts receivable	20,591	(3,921)
Inventories	(10,244)	(8,590)
Deferred income taxes	839	474
Prepayments and other current assets	(3,288)	(2,147)
Accounts payable	(20,076)	(27,539)
Other liabilities	(11,743)	(4,638)
Other	2,746	3,405

Net Cash Provided by (Used for) Operating Activities	12,538	(17,860)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(3,590)	(11,641)
Proceeds from sale of property, plant, and equipment	2,764	179
Sale of businesses	41	88

Net Cash Used for Investing Activities	(785)	(11,374)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility, net	—	4,800
Proceeds from short-term secured borrowings, net	—	13,400
Repayments of long-term debt	(66)	(49)
Employee stock purchase plan issuances	—	397
Stock options exercised	10,333	6,493
Repurchases of common stock	(10,366)	—
Excess tax benefits from share-based payments	2,411	—
Dividends paid	(6,760)	(6,444)

Net Cash (Used for) Provided by Financing Activities	(4,448)	18,597

Effect of Exchange Rate Changes on Cash	(641)	305

Net Change in Cash and Cash Equivalents	6,664	(10,332)
Cash and Cash Equivalents at Beginning of Period	98,533	14,135

Cash and Cash Equivalents at End of Period	$105,197	$3,803

Supplemental Cash Flow Information:
Income taxes paid during the period	$11,740	$8,074
Interest paid during the period	$10,311	$10,756

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2005 and August 31, 2005, the consolidated results of operations for the three months ended November 30, 2005 and 2004, and the consolidated cash flows for the three months ended November 30, 2005 and 2004. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 1, 2005 (File No. 001-16583).

The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the EITF on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The Task Force agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. The Company is currently evaluating the impact of EITF 04-13 on its financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	November 30, 2005		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(2,762)	$13,030	$(2,652)
Distribution network	53,000	(11,189)	53,000	(10,750)
Other	11,857	(6,274)	11,857	(6,026)

Total	$77,887	$(20,225)	$77,887	$(19,428)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis, as required by SFAS No 142. This analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $0.8 million related to intangible assets with finite lives during the three months ended November 30, 2005 and 2004. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2005 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2005	$313,613	$31,223	$344,836
Currency translation adjustments	(342)	(43)	(385)

Balance as of November 30, 2005	$313,271	$31,180	$344,451

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in the recognition of an impairment charge in the current or prior periods.

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED
	NOVEMBER 30, 2005	NOVEMBER 30, 2004
Net Sales:
ABL	$433,281	$398,048
ASP	132,571	127,154

Total Net Sales	$565,852	$525,202

Operating (Loss) Income:
ABL	$38,440	$29,369
ASP	10,707	7,230
Corporate	(7,159)	(8,384)

Total Operating Income	$41,988	$28,215

Depreciation:
ABL	$7,125	$6,967
ASP	2,209	2,240
Corporate	73	88

Total Depreciation	$9,407	$9,295

Amortization:
ABL	$790	$790
ASP	7	7
Corporate	—	—

Total Amortization	$797	$797

Capital Expenditures:
ABL	$2,996	$7,825
ASP	594	3,611
Corporate	—	205

Total Capital Expenditures	$3,590	$11,641

	Total Assets
	November 30, 2005	August 31, 2005
ABL	$1,083,398	$1,091,244
ASP	231,029	236,363
Corporate	115,495	114,608

	$1,429,922	$1,442,215

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2005	August 31, 2005
Raw materials and supplies	$73,194	$74,048
Work in process	16,331	15,561
Finished goods	148,323	136,825

	237,848	226,434
Less: Reserves	(12,014)	(10,844)

	$225,834	$215,590

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
	2005	2004
Basic earnings per share:
Net income	$21,976	$13,165
Basic weighted average shares outstanding	44,271	42,462

Basic earnings per share	$0.50	$0.31

Diluted earnings per share:
Net income	$21,976	$13,165
Basic weighted average shares outstanding	44,271	42,462
Common stock equivalents (stock options and restricted stock)	1,349	1,484

Diluted weighted average shares outstanding	45,620	43,946

Diluted earnings per share	$0.48	$0.30

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

	Three Months Ended November 30,
	2005	2004
Net income	$21,976	$13,165
Unrealized loss on foreign currency contracts, net of tax of $0 and $951	—	(1,751)
Foreign currency translation adjustments, net of tax of $615 and $851	(670)	7,648

Comprehensive Income	$21,306	$19,062

Foreign currency translation adjustments for the three months ended November 30, 2005 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the Euro and the British Pound. At November 30, 2005, the Company had no foreign currency contracts outstanding.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 29, 2005, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $281.9 million at November 30, 2005. There were no outstanding borrowings at November 30, 2005 and August 31, 2005 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2005 and August 31, 2005. At November 30, 2005, the Company had additional borrowing capacity under the Revolving Credit Facility of $187.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $12.8 million discussed below.

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

At November 30, 2005, the Company had outstanding letters of credit totaling $24.5 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At November 30, 2005, a total of $12.8 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30,
	2005	2004
Interest expense	$8,555	$9,120
Interest income	(315)	(176)

Interest expense, net	$8,240	$8,944

9. COMMITMENTS AND CONTINGENCIES

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—ASP’s property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan to periodically monitor the property for a period of five years. Based on information currently available, the Company believes that its liability is immaterial in connection with the property but adverse monitoring results could result in additional charges to earnings in future periods.

In August 2003, ASP received a grand jury subpoena from the United States Department of Justice through the United States Attorney for the Northern District of Georgia concerning the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. ASP received a supplemental subpoena in April 2005 related to this matter. The grand jury investigation appears to relate to the discharge of wastewater from the facility to the City of Atlanta’s sanitary sewer system and ASP’s practices in connection with the sampling and reporting of the facility’s wastewater discharges for permitting purposes. ASP is cooperating fully with the investigation by the Department of Justice. The Department of Justice investigation follows an inquiry by the City of Atlanta, which regulates the wastewater discharge at the facility. The Company has settled with the City of Atlanta all issues arising from the inquiry. As of November 30, 2005, the Company had an accrued liability for the estimated costs of resolution of proceedings with the Department of Justice and certain associated legal expenses. The grand jury proceedings are ongoing, and developments in the investigation and the terms of any final settlement or adjudication of this matter, including whether the final resolution results in civil or criminal charges against the Company, could result in actual costs higher or lower than the amount reserved.

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

In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and National Service Industries, Inc. (“NSI”) entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to faulty components provided by third parties as discussed below, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations in future periods.

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitor. ABL will repair or replace these fixtures upon failure.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall of certain indoor HID lighting fixtures involving approximately 120,000 lighting fixtures that utilize faulty cords manufactured by one of ABL’s suppliers. The product recall involves the replacement of the cord and reflector for each fixture subject to the recall.

During the 2005 fiscal year, the Company learned that the CPSC staff had concluded that the Company violated the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to products involved in the initial scope and the expanded scope of the capacitor-related recall of HID fixtures, the cord-related recall of HID fixtures, and a 2001 recall of emergency lighting fixtures. The Company has reached a tentative global resolution of these matters with the CPSC staff, subject to final governmental approval. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall.

At November 30, 2005, the Company had an aggregate accrued liability of $7.0 million with respect to the current capacitor-related recall and its possible expansion, the cord-related recall, and the tentative settlement with the CPSC. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by a supplier for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-

related matter and at November 30, 2005 had a remaining receivable of $4.6 million from that supplier. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall. The Company may pursue the recovery of costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

The changes in product warranty reserve for the quarter ended November 30, 2005 are summarized as follows:

Balance at August 31, 2005	$10,038
Warranty and recall expense during the quarter	539
Payments made during the quarter	(981)

Balance, November 30, 2005	$9,596

10. SHARE-BASED PAYMENTS

Adoption of New Accounting Standard

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instrument issued. The Statement also requires that forfeitures be estimated over the vesting period of the instrument. The Company has adopted SFAS No. 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options, restricted shares, and share units issued (all part of the Company’s Long-Term Incentive Plan discussed below). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not issue any awards in the three months ended November 30, 2005. Prior to September 1, 2005, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. Had share-based expense for the Company’s stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123(R), the Company’s net income and earnings per share would have been impacted as follows for the three months ended November 30, 2004:

Three Months Ended November 30, 2004
Net income, as reported	$13,165
Less: Pro forma compensation expense related to the Employee Stock Purchase Plan, net of tax	76
Less: Pro forma stock-based compensation determined under fair value based method for stock option awards, net of tax	1,068

Pro forma net income	$12,021

Earnings per share:
Basic earnings per share – as reported	$0.31
Basic earnings per share – pro forma	$0.28
Diluted earnings per share – as reported	$0.30
Diluted earnings per share – pro forma	$0.27

The pro forma effect of applying SFAS No. 123(R) may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

The cumulative effect of adoption of SFAS No. 123(R) was insignificant to the Company’s results of operations and offset any additional expense incurred related to the expensing of stock options. No awards were granted during the three months ended November 30, 2005 and 2004. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $2,411 were included in cash used by financing activities for the quarter ended November 30, 2005.

Long-Term Incentive Plan

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

The Company recorded $2.6 million and $3.5 million of share-based expense for the three months ended November 30, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.9 million and $1.2 million in the three months ended November 30, 2005 and 2004, respectively. The Company did not capitalize any expense related to share-based payments. The Company accounts for any awards with graded vesting on a straight-line basis.

Restricted Stock Awards

In January 2005, the Company awarded approximately 306,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures have been achieved or (b) November 30 of the specified target year. In connection with an October 2000 NSI award and the Distribution in November 2001, the Company distributed approximately 48,000 restricted shares matching NSI shares that were vesting and reserved approximately 187,000 performance-based restricted shares, representing conversion of the remaining October 2000 award which had not reached a vesting start date. The shares vest ratably in four equal annual installments beginning one year from the vesting start date based on achievement of progressive increases in the value of the Company’s stock. Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2004 and 2005. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date. Each of these awards is described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

A summary of the status of the Company’s unvested restricted stock awards as of November 30, 2005, and changes during the three months ended November 30, 2005, is presented below:

	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Outstanding at August 31, 2005	986	$25.52
Granted	—	—
Vested	(115)	$24.30
Forfeited	(30)	$25.64

Outstanding at November 30, 2005	841	$25.66

As of November 30, 2005, there was $12.3 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended November 30, 2005 and 2004, was approximately $3.6 million and $3.9 million, respectively.

Options

Options issued under the Plan are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These options generally vest over a three-year period. In addition to the Plan discussed above, the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan in November 2001, under which 300,000 shares are authorized for issuance. The stock options granted under this plan become exercisable one year from the date of grant. Under all stock option plans, the options generally expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No options were granted during the three months ended November 30, 2005 and 2004. The assumptions used for other grants prior to adoption of SFAS No. 123(R) are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Stock option transactions for the stock option plans and stock option agreements during the three months ended November 30, 2005 were as follows:

	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2005	5,558	$21.70
Granted	—	—
Exercised	(576)	$18.25
Cancelled	(28)	$25.86

Outstanding at November 30, 2005	4,954	$22.08	5.36	$44,636

Exercisable at November 30, 2005	4,019	$21.23	4.75	$39,627

The total intrinsic value of options exercised during the three months ended November 30, 2005 and 2004 was $6.2 million and $4.8 million, respectively. As of November 30, 2005, there was $3.7 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Stock Unit Plan. This plan converts the deferred cash into share units using the average of the high and low prices for the five days prior to the deferral date. The share units are adjusted to current market value every month and earn dividend equivalents. Upon retirement, the Company distributes cash to the retiree in a lump sum or five annual installments. The distribution amount is calculated as share units times the average of the high and low prices for the five days prior to distribution. As of November 30, 2005 approximately 120,000 share units were accounted for in this plan. The estimated cash payout for these share units is $3.7 million.

11. PENSION PLANS

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

Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2005 and 2004 included the following components:

	Three Months Ended November 30,
	2005	2004
Service cost	$709	$904
Interest cost	1,923	1,907
Expected return on plan assets	(1,893)	(1,809)
Amortization of prior service cost	13	22
Amortization of transitional asset	(27)	(33)
Recognized actuarial loss	785	434

Net periodic pension cost	$1,510	$1,425

12. SPECIAL CHARGE

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort includes facility consolidations and process improvement initiatives and involves ABL, ASP, and the corporate office. The Company took an additional pretax charge of $6.0 million in the fourth quarter of fiscal 2005 related to the previously announced reduction in workforce as well as certain follow-on actions under the Company’s ongoing restructuring program. The charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the three months ended November 30, 2005 are summarized as follows:

Balance as of August 31, 2005	$14,505
Payments made during the quarter	(1,763)

Balance as of November 30, 2005	$12,742

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended November 30, 2005 and 2004. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on November 1, 2005, for additional information regarding the Company.

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

Based on current earnings projections and prevailing market conditions, both for customer demand and various capital markets, the Company believes that over the next twelve months it will generate sufficient cash flow from operations and have availability under its financing arrangements, in addition to available cash on hand, to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, to repay borrowings as currently scheduled, to continue its repurchase of up to two million shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors, to pay the same quarterly stockholder dividends in fiscal 2006 as were paid in fiscal 2005, and to make required contributions into the Company’s defined benefit plans. The Company expects to invest approximately $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2006. See further information in the Outlook section below. The Company expects to contribute approximately $5.2 million in fiscal 2006 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and cash flow from operations in the three months ended November 30, 2005 to fund operations and capital expenditures, to pay dividends, to repurchase stock, and to increase its cash and cash equivalents. The Company received $10.3 million in cash from the exercise of stock options during the first quarter of fiscal 2006 and used $10.4 million in cash to repurchase shares of its outstanding common stock during the same period. Subsequent to November 30, 2005, the Company has used approximately $15.0 million in cash to repurchase shares of its outstanding common stock.

The Company generated $12.5 million of net cash from operations during the first three months of fiscal 2006 compared with $17.9 million used in the prior year period. Cash flow from operations improved $30.4 million due primarily to better collections of accounts receivable and increased net income. Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $9.0 million to $348.5 million at November 30, 2005 from $339.5 million at August 31, 2005. The increase in operating working capital was due primarily to higher inventory levels to support customer service and a lower accounts payable balance, partially offset by decreased accounts receivable resulting from more timely collections.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $3.6 million and $11.6 million in the first quarters of fiscal 2006 and 2005, respectively, primarily for new tooling, machinery, and equipment. The Company continues to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. As mentioned above, the Company expects to invest approximately $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal 2006. The Company also generated approximately $2.8 million in the first quarter of fiscal 2006 on the sale of a building.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of November 30, 2005, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the revolving credit facility. Total debt outstanding at November 30, 2005 and August 31, 2005 was $372.3 million, and consisted primarily of long-term, fixed-rate obligations.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2005 and August 31, 2005. At November 30, 2005, the Company had additional borrowing capacity under the Revolving Credit Facility of $187.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $12.8 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first quarter of fiscal 2006, the Company’s consolidated stockholders’ equity increased $15.4 million to $557.2 million at November 30, 2005 from August 31, 2005. The increase was due primarily to net income earned during the period and elimination of unearned compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS No. 123(R)”), partially offset by the payment of dividends and the purchase of treasury stock. See Note 10 of the Notes to Consolidated Financial Statements for more information regarding the Company’s adoption of SFAS No. 123(R). The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 40.0% at November 30, 2005 and 40.7% at August 31, 2005. The ratio of debt, net of cash, to total capitalization, net of cash, was 32.4% at November 30, 2005, down from approximately 33.6% at August 31, 2005.

Dividends

The Company paid cash dividends on common stock of $6.8 million ($0.15 per share) during the first three months of fiscal 2006 compared with $6.4 million ($0.15 per share) during the first three months of fiscal 2005. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005

Consolidated Results

Net sales for the quarter ended November 30, 2005 were $565.9 million compared with $525.2 million reported in the year-ago period, an increase of $40.7 million, or 7.7%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and, to a lesser extent, greater shipments in certain channels, including home improvement, and the introduction of new products. The increase in net sales was partially offset by softness in certain sectors of the commercial and institutional channel of the lighting business and the industrial and institutional channel in the chemical business. Consolidated gross profit margins decreased to 39.8% of net sales in the first quarter of fiscal 2006 as compared with 40.7% of net sales reported in the year-ago period. The reduction in gross profit margins was due primarily to higher selling prices offsetting much of the increased costs for raw materials, components, and freight, thus negatively impacting the calculation of gross margins. Gross profit increased $11.5 million, or 5.4%, to $225.2 million for the quarter ended November 30, 2005 from $213.7 million in the year-ago period. The increase in gross profit was due primarily to benefits from higher selling prices and profit contribution from greater shipments and improvements in manufacturing costs, partially offset by higher costs for raw materials and freight.

Consolidated operating expenses decreased $2.2 million, or 1.2%, to $183.2 million in the first quarter of fiscal 2006 from $185.4 million reported in the year-ago period. The decrease in operating expenses was due primarily to programs implemented to streamline operations and reduce transaction costs and the timing of certain expenses, partially offset by higher commissions expense and freight costs.

Consolidated operating profit of $42.0 million increased by $13.8 million, or 48.9%, in the first quarter of fiscal 2006 compared with $28.2 million reported in the year-ago period. Consolidated operating profit margins were 7.4% and 5.4% of net sales in the first quarter of fiscal 2006 and 2005, respectively. The increase in operating profit was due to both higher gross profit and lower operating expenses as noted above.

Net income for the first quarter of fiscal 2006 increased $8.8 million, or 66.7%, to $22.0 million from $13.2 million reported in the first quarter of fiscal 2005. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share in the first quarter of fiscal 2006 of $0.48 increased $0.18, or 60.0%, over prior year earnings per share of $0.30.

Acuity Brands Lighting

Net sales at ABL in the first quarter of fiscal 2006 were $433.3 million compared with $398.0 million reported in the year-ago period, an increase of $35.3 million, or 8.9%. The increase in net sales was due primarily to improved pricing, greater shipments in certain channels, including home improvement, and the introduction of new products, partially offset by lower shipments in the commercial and industrial (“C&I”) channel. Demand for lighting fixtures, particularly for certain office and industrial applications, was flat in the first quarter of fiscal 2006 compared with the year-ago period. The backlog at ABL increased approximately $5.8 million, or 3.8%, to $158.0 million at November 30, 2005 from $152.2 million at August 31, 2005.

Operating profit at ABL increased $9.0 million, or 30.6%, to $38.4 million in the first quarter of fiscal 2006 from $29.4 million reported in the prior year. Operating profit margins improved to 8.9% of net sales in the first quarter of fiscal 2006 from 7.4% of net sales reported in the same period a year ago. The increases in operating profit and margins were due primarily to benefits from pricing initiatives in the C&I channel, increased profit contribution from higher volume noted above, and benefits from programs implemented to streamline operations, improve customer service, and reduce transactional costs. These benefits were partially offset by lower profit contribution from reduced volume in the C&I channel, higher costs for certain raw materials and freight, and increased commissions expense.

Acuity Specialty Products

Net sales at ASP for the first quarter of fiscal 2006 were $132.6 million compared with $127.2 million reported for the year-ago period, representing an increase of $5.4 million, or 4.2%. The increase in net sales was due primarily to improved pricing in the industrial and institutional (“I&I”) channel and increased shipments in the retail channel, partially offset by lower volume in the I&I channel.

Operating profit at ASP for the first quarter of fiscal 2006 increased to $10.7 million from $7.2 million reported for the year-ago period, an increase of $3.5 million, or 48.6%. Operating profit margins improved to 8.1% of net sales in the first quarter of fiscal 2006 from 5.7% of net sales reported in the same period a year ago. The improvements in operating profit and margin were due primarily to the positive impact of price increases, higher profit contribution from the retail channel, benefits from programs implemented to streamline operations and reduce transactional costs, and timing of certain expenses, partially offset by higher costs for materials and freight.

Corporate

Corporate expenses were $7.1 million in the first quarter of fiscal 2006 compared with $8.4 million in the year-ago period. The decrease in corporate expenses was primarily the result of a decrease of $0.9 million of share-based compensation expense due primarily to the impact of lower appreciation in the current quarter compared to the prior year first quarter of the Company’s stock price on Company-wide restricted stock incentives and other share-based programs, partially offset by increased expense related to the Company’s adoption of SFAS No. 123(R). Based on grants outstanding at November 30, 2005, the adoption of SFAS No. 123(R) is expected to result in additional expense of approximately $0.7 million per quarter related to stock options in addition to the expense for restricted stock. See further information in Note 10 of Notes to Consolidated Financial Statements.

Income Taxes

The effective tax rate for the first quarter of fiscal 2006 was 34.7%, compared with 35.1% in the first quarter of fiscal 2005. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to remain approximately 35.0% for the remainder of the year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $8.2 million, a decrease of $0.7 million, or 7.9%, from the year-ago period. This decrease was due to lower debt balances over the course of the quarter in comparison to the year-ago period.

Outlook

Prior to the beginning of fiscal 2006, the Company implemented a number of profit improvement programs designed to streamline operations, enhance customer service, improve manufacturing and transactional efficiencies, and introduce new products and services. These programs, as well as other continuous improvement actions, including ongoing product price reviews, benefited the Company’s performance and operating profit margins in the first quarter of fiscal 2006. The improvement in operating margin in the first quarter of fiscal 2006 was achieved without any overall increase in demand for lighting fixtures in the non-residential construction market, particularly for commercial offices and industrial buildings.

For the full year of fiscal 2006, management is optimistic about the prospects for unit volume growth of lighting fixtures, as leading indicators suggest the potential for more robust demand in the non-residential construction market, primarily in the second half of fiscal 2006. However, management expects the second quarter of fiscal 2006, historically the Company’s weakest, to be challenging due to normal seasonality and the unpredictability of the buying patterns of certain customers as they may seek to reduce inventory levels as they approach the end of their fiscal year. Management remains confident that for fiscal 2006, the Company will make meaningful progress towards the achievement of its longer-term financial goals including growing earnings per share in excess of 15% per annum.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2005.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the seasonality of the business; (b) the Company’s expectations regarding liquidity and availability under its financing arrangements, cash flow, and existing cash to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, potential repurchase of up to two million shares of the Company’s outstanding common stock, and required contributions into its defined benefit plans; (c) the planned spending of approximately $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during 2006; (d) the expected contribution by the Company to fund its defined benefit plans and the planned payment of annual dividends in 2006 consistent with those paid in 2005; (e) the expected quarterly expense related to stock options outstanding as of November 30, 2005; (f) the expected effective income tax rate in fiscal 2006; (g) prospects for unit volume growth of lighting fixtures and more robust demand in the non-residential construction market, primarily in the second half of fiscal 2006; (h) the challenges in the second quarter of fiscal 2006 including seasonality and unpredictability of orders from certain customers as they may seek to reduce inventory levels; (i) progress in fiscal 2006 towards achievement of the Company’s longer-term financial goals; and (j) the impact of changes in critical accounting estimates on the results of operations.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, improve working capital, enhance customer service, increase manufacturing efficiency, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including the investigation related to the operation of ASP’s wastewater pretreatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations are not realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; (i) customer and supplier relationships and prices; and (j) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $12.5 million at November 30, 2005. Based on outstanding borrowings at year end, a 10% increase in market interest rates at November 30, 2005 would have resulted in additional annual after-tax interest expense of approximately $0.03 million. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, the Company’s primary fixed-rate debt. A 10% increase in market interest rates at November 30, 2005 would have decreased the fair value of these notes by approximately $7.5 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s borrowings.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2005. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005. Also, please see the discussion in the Environmental Matter section of Note 9 of Notes to Consolidated Financial Statements, which discussion is incorporated into this Item 1 by reference.

The Company has reached a tentative settlement in certain matters pending before the United States Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and CPSC proceedings. See further discussion in the Product Warranty section of Note 9 of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the three months ended November 30, 2005:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/01/05-9/30/05	—	—	—	—
10/01/05-10/31/05	—	—	—	—
11/01/05-11/30/05	408,500	$30.14	408,500	1,591,500

Total	408,500	$30.14	408,500	1,591,500

(1)	On October 5, 2005, the Company publicly announced that its Board of Directors authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 24).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 4, 2006	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 4, 2006	/s/ Richard K. Reece
RICHARD K. REECE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.