Form 10-Q
period 2006-02-28
ACUITY BRANDS INC
filed 2006-04-05
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value – 44,899,409 shares as of March 31, 2006.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2006	AUGUST 31, 2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$69,812	$98,533
Accounts receivable, less reserve for doubtful accounts of $6,697 at February 28, 2006 and $6,999 at August 31, 2005	324,399	345,770
Inventories	216,816	215,590
Deferred income taxes	23,399	24,873
Prepayments and other current assets	46,870	33,008

Total Current Assets	681,296	717,774

Property, Plant, and Equipment, at cost:
Land	12,355	12,303
Buildings and leasehold improvements	165,442	166,934
Machinery and equipment	387,429	382,729

Total Property, Plant, and Equipment	565,226	561,966
Less - Accumulated depreciation and amortization	355,027	342,772

Property, Plant, and Equipment, net	210,199	219,194

Other Assets:
Goodwill	344,895	344,836
Intangible assets	121,877	123,473
Deferred income taxes	4,249	4,249
Other long-term assets	24,038	32,689

Total Other Assets	495,059	505,247

Total Assets	$1,386,554	$1,442,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$549	$567
Accounts payable	184,883	221,844
Accrued compensation	52,715	59,122
Other accrued liabilities	103,930	117,939

Total Current Liabilities	342,077	399,472

Long-Term Debt, less current maturities	371,464	371,736

Deferred Income Taxes	4,650	4,707

Self-Insurance Reserves, less current portion;	15,324	16,759

Other Long-Term Liabilities	112,067	107,748

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 46,700,126 issued and 44,700,126 outstanding at February 28, 2006; and 44,976,720 shares issued and outstanding at August 31, 2005	467	450
Paid-in capital	509,107	476,034
Retained earnings	135,440	112,447
Unearned compensation on restricted stock	—	(12,536)
Treasury stock, at cost, 2,000,000 shares at February 28, 2006	(70,297)	—
Accumulated other comprehensive loss items	(33,745)	(34,602)

Total Stockholders’ Equity	540,972	541,793

Total Liabilities and Stockholders’ Equity	$1,386,554	$1,442,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 28		SIX MONTHS ENDED FEBRUARY 28
	2006	2005	2006	2005
Net Sales	$549,555	$505,121	$1,115,407	$1,030,323
Cost of Products Sold	334,300	315,073	674,929	626,624

Gross Profit	215,255	190,048	440,478	403,699
Selling, Distribution, and Administrative Expenses	185,052	177,545	368,287	362,981
Special Charge	—	17,000	—	17,000

Operating Profit (Loss)	30,203	(4,497)	72,191	23,718
Other Expense (Income):
Interest expense, net	8,314	9,084	16,554	18,028
Gain on sale of businesses	—	—	—	(538)
Miscellaneous income, net	(146)	(525)	(62)	(1,001)

Total Other Expense	8,168	8,559	16,492	16,489

Income (Loss) before Provision for Income Taxes	22,035	(13,056)	55,699	7,229
Provision (Benefit) for Income Taxes	7,528	(4,619)	19,216	2,501

Net Income (Loss)	$14,507	$(8,437)	$36,483	$4,728

Earnings Per Share:
Basic Earnings (Loss) per Share	$0.33	$(0.20)	$0.82	$0.11

Basic Weighted Average Number of Shares Outstanding	44,419	42,926	44,331	42,683

Diluted Earnings (Loss) per Share	$0.32	$(0.20)	$0.80	$0.11

Diluted Weighted Average Number of Shares Outstanding	45,826	42,926	45,699	44,244

Dividends Declared per Share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$36,483	$4,728
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,187	20,585
Excess tax benefits from share-based payments	(10,224)	—
Loss (gain) on the sale or disposal of property, plant, and equipment	196	(191)
Gain on sale of businesses	—	(538)
Other non-cash items	776	2,586
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	21,370	22,538
Inventories	(1,385)	4,867
Deferred income taxes	1,417	12
Prepayments and other current assets	(3,636)	(7,242)
Accounts payable	(36,961)	(37,410)
Other current liabilities	(21,487)	(13,484)
Other	9,200	10,377

Net Cash Provided by Operating Activities	15,936	6,828

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9,015)	(18,800)
Proceeds from sale of property, plant, and equipment	2,859	248
Sale of businesses	68	129

Net Cash Used for Investing Activities	(6,088)	(18,423)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	(188)
Proceeds from revolving credit facility, net	—	300
Proceeds from short-term secured borrowings, net	—	10,000
Repayments of long-term debt	(322)	(510)
Employee stock purchase plan issuances	—	817
Stock options exercised	34,951	9,531
Repurchases of common stock	(69,815)	—
Excess tax benefits from share-based payments	10,224	—
Dividends paid	(13,490)	(13,015)

Net Cash (Used for) Provided by Financing Activities	(38,452)	6,935

Effect of Exchange Rate Changes on Cash	(117)	39

Net Change in Cash and Cash Equivalents	(28,721)	(4,621)
Cash and Cash Equivalents at Beginning of Period	98,533	14,135

Cash and Cash Equivalents at End of Period	$69,812	$9,514

Supplemental Cash Flow Information:
Income taxes paid during the period	$27,758	$18,190
Interest paid during the period	$17,004	$18,234

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2006 and August 31, 2005, the consolidated results of operations for the three and six months ended February 28, 2006 and 2005, and the consolidated cash flows for the six months ended February 28, 2006 and 2005. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 1, 2005 (File No. 001-16583).

The results of operations for the three and six months ended February 28, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the EITF on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The Task Force agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. The Company has determined the impact of the adoption to be immaterial to the Company’s results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 is effective for the Company no later than August 31, 2006. The Company is currently evaluating the impact of FIN 47 on its financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	February 28, 2006		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(2,871)	$13,030	$(2,652)
Distribution network	53,000	(11,635)	53,000	(10,750)
Other	11,857	(6,518)	11,857	(6,026)

Total	$77,887	$(21,024)	$77,887	$(19,428)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No 142. This analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $1.6 million related to intangible assets with finite lives during the six months ended February 28, 2006 and 2005. Amortization expense is currently estimated to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2005 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2005	$313,613	$31,223	$344,836
Currency translation adjustments	(3)	62	59

Balance as of February 28, 2006	$313,610	$31,285	$344,895

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

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED FEBRUARY 28		SIX MONTHS ENDED FEBRUARY 28
	2006	2005	2006	2005
Net Sales:
ABL	$424,695	$381,088	$857,976	$779,136
ASP	124,860	124,033	257,431	251,187

Total Net Sales	$549,555	$505,121	$1,115,407	$1,030,323

Operating Income (Loss):
ABL	$32,107	$10,724	$70,547	$40,093
Special Charge*	—	(12,652)	—	(12,652)
ASP	7,042	7,093	17,749	14,323
Special Charge*	—	(2,995)	—	(2,995)
Corporate	(8,946)	(5,314)	(16,105)	(13,698)
Special Charge*	—	(1,353)	—	(1,353)

Total Operating Income (Loss)	$30,203	$(4,497)	$72,191	$23,718

Depreciation:
ABL	$6,997	$7,421	$14,122	$14,388
ASP	2,115	2,188	4,324	4,428
Corporate	72	88	145	176

Total Depreciation	$9,184	$9,697	$18,591	$18,992

Amortization:
ABL	$792	$790	$1,582	$1,580
ASP	7	6	14	13

Total Amortization	$799	$796	$1,596	$1,593

Capital Expenditures:
ABL	$4,581	$4,184	$7,577	$12,009
ASP	839	2,942	1,433	6,553
Corporate	5	33	5	238

Total Capital Expenditures	$5,425	$7,159	$9,015	$18,800

*	See further discussion of Special Charge in Note 12.

	Total Assets
	February 28, 2006	August 31, 2005
ABL	$1,069,005	$1,091,244
ASP	227,286	236,363
Corporate	90,263	114,608

	$1,386,554	$1,442,215

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2006	August 31, 2005
Raw materials and supplies	$66,552	$74,048
Work in process	15,072	15,561
Finished goods	145,776	136,825

	227,400	226,434
Less: Reserves	(10,584)	(10,844)

	$216,816	$215,590

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and six months ended February 28, 2006 and 2005:

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
Basic earnings (loss) per share:
Net income (loss)	$14,507	$(8,437)	$36,483	$4,728
Basic weighted average shares outstanding	44,419	42,926	44,331	42,683

Basic earnings (loss) per share	$0.33	$(0.20)	$0.82	$0.11

Diluted earnings (loss) per share:
Net income (loss)	$14,507	$(8,437)	$36,483	$4,728
Basic weighted average shares outstanding	44,419	42,926	44,331	42,683
Common stock equivalents (stock options and restricted stock)	1,407	—	1,368	1,561

Diluted weighted average shares outstanding	45,826	42,926	45,699	44,244

Diluted earnings (loss) per share	$0.32	$(0.20)	$0.80	$0.11

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

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
Net income (loss)	$14,507	$(8,437)	$36,483	$4,728
Unrealized gain (loss) on foreign currency contracts, net of tax of $0 and $588 for three months ended and $0 and $397 for six months ended	—	1,046	—	(705)
Foreign currency translation adjustments, net of tax of $470 and $229 for three months ended and $1,085 and $1,080 for six months ended	1,583	(882)	913	6,766

Comprehensive Income (Loss)	$16,090	$(8,273)	$37,396	$10,789

Foreign currency translation adjustments for the three months ended February 28, 2006 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar. Foreign currency translation adjustments for the six months ended February 28, 2006 resulted from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar, partially offset by a strengthening of the U.S. dollar against the Euro and the British Pound. At February 28, 2006, the Company had no foreign currency contracts outstanding.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 29, 2005, the Company renewed the $100.0 million Receivables Facility for a one-year period. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $280.8 million at February 28, 2006. There were no outstanding borrowings at February 28, 2006 and August 31, 2005 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 28, 2006 and August 31, 2005. At February 28, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $187.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $12.8 million discussed below.

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

At February 28, 2006, the Company had outstanding letters of credit totaling $24.5 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At February 28, 2006, a total of $12.8 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term secured borrowings partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
Interest expense	$8,612	$9,389	$17,167	$18,509
Interest income	(298)	(305)	(613)	(481)

Interest expense, net	$8,314	$9,084	$16,554	$18,028

9. COMMITMENTS AND CONTINGENCIES

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—an ASP property in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan to periodically monitor the property for a period of five years. Based on information currently available, the Company believes that its liability is immaterial in connection with the property; however adverse monitoring results could result in additional charges to earnings in future periods, which cannot be estimated at this time.

The previously reported investigation of ASP’s environmental practices by the United States Department of Justice (“DOJ”) continued during the second quarter. The investigation has primarily focused on the operation of ASP’s wastewater pretreatment plant at a facility in Atlanta, Georgia. The DOJ has, however, also requested information regarding ASP’s management of hazardous waste at the facility. ASP and the Company received grand jury subpoenas related to the investigation in March 2006. These subpoenas are in addition to subpoenas received in August 2003 by ASP and the Company and in April 2005 solely by ASP. ASP and the Company have cooperated fully with the investigation.

During the second quarter, a former employee that served from September 1998 until August 2003 as ASP’s Director, Environmental Compliance, entered a guilty plea to a charge of conspiring to violate the Federal Clean Water Act and agreed to cooperate with the DOJ. The DOJ has not yet determined whether it will pursue criminal prosecution of ASP or the Company. Based on the facts available to the Company at this time, the Company believes that misconduct by that former employee was not directed by or known to senior management of ASP or the Company and that criminal prosecution is inappropriate. Based on information currently available, the Company believes it has adequately accrued for this matter and will be able to resolve this matter without a material adverse impact on revenue, earnings, or cash flow. However, there can be no assurance that a resolution will not have such an impact.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity.

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

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to faulty components provided by third parties as discussed below, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows in future periods.

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall involving up to 120,000 indoor HID lighting fixtures that may utilize faulty cords manufactured by one of ABL’s suppliers. The product recall involves the replacement of the cord and reflector for each fixture utilizing such a cord.

The Company has reached a settlement with the CPSC regarding the CPSC staff’s allegations that the Company violated the reporting requirements of section 15(b) of the Consumer Product Safety Act with respect to products involved in the initial scope and the expanded scope of the capacitor-related recall of HID fixtures, the cord-related recall of HID fixtures, and a 2001 recall of emergency lighting fixtures. Under the settlement, which is subject to public comment, the Company denies that it violated any law or regulation but will pay a fine of $700,000.

At February 28, 2006, the Company had an aggregate accrued liability of $6.7 million with respect to the current capacitor-related recall and its possible expansion, the cord-related recall, and the settlement with the CPSC. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter and at February 28, 2006 had a remaining receivable of $4.4 million from GE. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall. The Company may pursue the recovery of costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

The changes in product warranty reserve during the six months ended February 28, 2006 are summarized as follows:

Balance at August 31, 2005	$10,038
Warranty and recall expense during the period	1,467
Payments made during the period	(2,193)

Balance, February 28, 2006	$9,312

10. SHARE-BASED PAYMENTS

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instrument issued. The Statement also requires that forfeitures be estimated over the vesting period of the instrument. The Company has adopted SFAS No. 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and discussed below), and share units deferred into the Director Stock Unit Plan or the Supplemental Deferred Savings Plan. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to September 1, 2005, as permitted by SFAS

No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. Had share-based expense for the Company’s stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes-Merton model at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS No. 123(R), the Company’s net income and earnings per share would have been impacted as follows for the three and six months ended February 28, 2005:

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net (loss) income, as reported	$(8,437)	$4,728
Less: Pro forma compensation expense related to the Employee Stock Purchase Plan, net of tax	70	146
Less: Pro forma stock-based compensation determined under fair value based method for stock option awards, net of tax	415	1,483

Pro forma net income	$(8,922)	$3,099

(Loss) earnings per share:
Basic (loss) earnings per share – as reported	$(0.20)	$0.11
Basic (loss) earnings per share – pro forma	$(0.21)	$0.07
Diluted (loss) earnings per share – as reported	$(0.20)	$0.11
Diluted (loss) earnings per share – pro forma	$(0.21)	$0.07

The pro forma effect of applying SFAS No. 123(R) may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year.

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Stock Unit Plan or the Supplemental Deferred Savings Plan. The Company recorded $4.8 million and $1.8 million of share-based expense for the three months ended February 28, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.6 million and $0.6 million in the three months ended February 28, 2006 and 2005, respectively. The Company recorded $7.4 million and $5.5 million of share-based expense for the six months ended February 28, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.6 million and $1.9 million in the six months ended February 28, 2006 and 2005, respectively. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $10.2 million were included in financing activities in the Company’s Statements of Cash Flows for the six months ended February 28, 2006. The cumulative effect of adoption of SFAS No. 123(R) was insignificant to the Company’s results of operations.

Long-Term Incentive Plan

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under the Plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million are available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards.

Restricted Stock Awards

Under the Amended Plan, the Company awarded restricted stock to officers and other key employees in December 2005, January 2005, and December 2003. The shares vest over a four-year period from the respective grant dates. In December 2002, the Company reserved shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures have been achieved or (b) November 30 of the specified target year following achievement of related performance targets. In connection with an October 2000 NSI award and the Distribution in November 2001, the Company distributed restricted shares, matching NSI shares that were vesting, and reserved performance-based restricted shares, representing conversion of the remaining October 2000 award which had not reached a vesting start date. The shares vest ratably in four equal annual installments beginning one year from the vesting start date based on achievement of progressive increases in the value of the Company’s stock. Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2004, 2005, and 2006. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date. Each of these awards is described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

A summary of the status of the Company’s unvested restricted stock awards as of February 28, 2006, and changes during the six months ended February 28, 2006, is presented below:

	Number of Shares (000s)	Weighted Average Grant-Date Fair Value
Outstanding at August 31, 2005	986	$25.52
Granted	144	$32.29
Vested	(306)	$20.80
Forfeited	(38)	$23.76

Outstanding at February 28, 2006	786	$24.09

As of February 28, 2006, there was $13.7 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the six months ended February 28, 2006 and 2005, was approximately $9.9 million and $4.5 million, respectively.

Options

Options issued under the Plan are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire 10 years from the date of grant. These options generally vest over a three-year period. In addition to the Plan discussed above, the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan in November 2001, under which 300,000 shares are authorized for issuance. The stock options granted under this plan become exercisable one year from the date of grant. These options also expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton model. The dividend yield was calculated based on annual dividends paid and the trailing 12 month average closing stock price at the time of grant. Expected volatility was based on historical volatility of the Company’s stock over the preceding number of years equal to the expected life of the options. The risk-free interest rate was based on U.S. Treasury yield for terms equal to the expected life of the options at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Future actual results could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the periods below:

	Six Months Ended February 28, 2006	Year Ended August 31, 2005	Year Ended August 31, 2004
Dividend yield	2.2%	2.3%	3.1%
Expected volatility	43.0%	42.4%	43.8%
Risk-free interest rate	4.4%	4.2%	3.3%
Expected life of options	5 years	6 years	8 years
Weighted-average fair value of options granted	$12.21	$10.89	$8.71

Stock option transactions for the stock option plans and stock option agreements during the six months ended February 28, 2006 were as follows:

	Number of Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2005	5,558	$21.70
Granted	140	$33.10
Exercised	(1,832)	$19.49
Cancelled	(37)	$27.55

Outstanding at February 28, 2006	3,829	$23.12	5.74	$62,702

Exercisable at February 28, 2006	3,139	$22.11	5.11	$54,562

The total intrinsic value of options exercised during the six months ended February 28, 2006 and 2005 was $26.4 million and $9.7 million, respectively. As of February 28, 2006, there was $5.6 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Stock Unit Plan. This plan converts the deferred cash into share units using the average of the high and low prices for the five days prior to the deferral date. The share units are adjusted to current market value each month and earn dividend equivalents. Upon retirement, the Company distributes cash to the retiree in a lump sum or five annual installments. The distribution amount is calculated as share units times the average of the high and low prices for the five days prior to distribution. As of February 28, 2006 approximately 120,000 share units were accounted for in this plan. The estimated cash payout as of February 28, 2006 for these share units is $4.8 million.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. These share units are adjusted to the current market value at the end of each month. As of February 28, 2006 approximately 124,000 fully vested share units were accounted for in this plan. The estimated cash payout as of February 28, 2006 for these share units is $4.9 million.

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

Net periodic pension cost for the Company’s pension plans during the three months and six months ended February 28, 2006 and 2005 included the following components:

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
Service cost	$709	$904	$1,418	$1,808
Interest cost	1,923	1,907	3,846	3,814
Expected return on plan assets	(1,893)	(1,809)	(3,786)	(3,618)
Amortization of prior service cost	13	22	26	44
Amortization of transitional asset	(27)	(33)	(54)	(66)
Recognized actuarial loss	785	434	1,570	868

Net periodic pension cost	$1,510	$1,425	$3,020	$2,850

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

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the six months ended February 28, 2006 are summarized as follows:

Balance as of August 31, 2005	$14,505
Payments made during the quarter	(4,343)
Non-cash items	(192)

Balance as of February 28, 2006	$9,970

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended February 28, 2006 and 2005. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on November 1, 2005, for additional information regarding the Company.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. While Acuity Brands has been publicly held as a stand-alone company for approximately four years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands. Its lighting equipment segment is Acuity Lighting Group, commonly known as Acuity Brands Lighting (“ABL”); its specialty products segment is Acuity Specialty Products Group (“ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

ABL designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures marketed under numerous brands and trademarks for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 23 factories and distribution facilities to serve its extensive customer base.

ASP formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides marketed under numerous brands and trademarks for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 catalog-listed products and over 6,000 other products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses.

Liquidity and Capital Resources

Primary sources of liquidity for the Company are operating cash flows generated from its business segments and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to fund its operations, to pay dividends, and to meet its obligations as they become due. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of its financing agreements, and its ability to access capital markets.

Based on the cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next twelve months. These liquidity needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, repurchasing up to two million additional shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors on March 30, 2006, paying the same quarterly stockholder dividends in fiscal 2006 as were paid in fiscal 2005 as qualified below, and making required contributions into the Company’s defined benefit plans. The Company currently expects to invest approximately $30.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal 2006. The Company expects to contribute approximately $3.4 million in the second half of fiscal 2006 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and cash flow from operations in the six months ended February 28, 2006 to fund operations and capital expenditures, to repurchase stock, and to pay dividends. The Company received $35.0 million in cash from the exercise of stock options during the first six months of fiscal 2006 and used $69.8 million in cash to repurchase shares of its outstanding common stock during the same period. Subsequent to the end of the quarter, the Company used an additional $0.5 million to pay for shares purchased and not settled prior to February 28, 2006.

The Company generated $15.9 million of net cash from operations during the first six months of fiscal 2006 compared with $6.8 million generated in the prior-year period. Cash flow from operations improved $9.1 million due primarily to increased net income, partially offset by reduced cash flow from changes in operating working capital and cash payments resulting from the special charge taken in fiscal 2005. The reduction in cash flow from operating working capital was due primarily to a modest increase in inventory mainly due to higher unit cost for materials and greater finished goods in the current period as compared with a reduction in inventory levels in the prior year period. Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $16.8 million to $356.3 million at February 28, 2006 from $339.5 million at August 31, 2005. The increase in operating working capital was due to a lower accounts payable balance, partially offset by decreased accounts receivable with both changes primarily as a result of the seasonality of sales.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $9.0 million and $18.8 million in the first six months of fiscal 2006 and 2005, respectively, primarily for new tooling, machinery, and equipment and information technology. The Company continues to invest appropriately in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. As noted above, the Company expects to invest approximately $30.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal 2006. The Company also generated approximately $2.8 million in the first six months of fiscal 2006 on the sale of a building.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of February 28, 2006, the Company had no amounts outstanding under its receivables facility or borrowings under the revolving credit facility. Total debt outstanding at February 28, 2006 and August 31, 2005 was $372.0 million and $372.3 million, respectively, and consisted primarily of long-term, fixed-rate obligations.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 28, 2006 and August 31, 2005. At February 28, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $187.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $12.8 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first six months of fiscal 2006, the Company’s consolidated stockholders’ equity decreased $0.8 million to $541.0 million at February 28, 2006 from August 31, 2005. The decrease was due primarily to the purchase of treasury stock and the payment of dividends, partially offset by net income earned during the period and stock issuances resulting from the exercise of stock options. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 40.7% at February 28, 2006 and August 31, 2005. The ratio of debt, net of cash, to total capitalization, net of cash, was 35.8% at February 28, 2006, up from approximately 33.6% at August 31, 2005, due primarily to the repurchase of two million shares of the Company’s stock in the first half of fiscal 2006.

Dividends

The Company paid cash dividends on common stock of $13.5 million ($0.30 per share) during the first six months of fiscal 2006 compared with $13.0 million ($0.30 per share) during the first six months of fiscal 2005. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005

Consolidated Results

Net sales for the quarter ended February 28, 2006 were $549.6 million compared with $505.1 million reported in the year-ago period, an increase of $44.5 million, or 8.8%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to greater shipments at the lighting business and favorable pricing at both business units. The increase in net sales was partially offset by softness in certain sectors of the industrial and institutional (“I&I”) channel and retail channel in the chemical business. Overall, the Company estimates that slightly more than half of the increase in net sales in the second quarter of 2006 compared with the year-ago period was due primarily to higher net volume and a better mix of product sold with the remainder due to higher selling prices. Consolidated gross profit margins increased to 39.2% of net sales in the second quarter of fiscal 2006 as compared with 37.6% of net sales reported in the year-ago period. The improvement in gross profit margin was due primarily to the benefit of higher selling prices which contributed to closing the gap created in prior periods when the Company’s ability to raise selling prices lagged increases the Company was experiencing in costs, primarily for raw materials and components. Gross profit increased $25.3 million, or 13.3%, to $215.3 million for the quarter ended February 28, 2006 from $190.0 million in the year-ago period. The increase in gross profit was due primarily to benefits from higher selling prices, increased profit contribution from greater shipments, and to a lesser extent, a more favorable mix of products sold at the lighting business in the retail channel and improved operating efficiencies, partially offset by higher costs, primarily for raw materials, components, and freight.

Consolidated operating expenses decreased $9.4 million, or 4.8%, to $185.1 million in the second quarter of fiscal 2006 from $194.5 million reported in the year-ago period. Operating expenses for the year-ago period included a pretax special charge of $17.0 million reflecting costs of programs to streamline operations, improve customer service, and reduce transaction costs. Operating expenses in the current quarter decreased over the prior year as a result of the prior quarter’s charge which was not repeated in the current quarter and benefits from the programs noted above to improve operating efficiencies. These benefits were partially offset by higher commission expense on the increased sales and increased expense related to incentive compensation, including costs associated with share-based compensation.

The Company recorded consolidated operating profit of $30.2 million compared with an operating loss of $4.5 million reported in the year-ago period. The increase in operating profit was due primarily to higher selling prices, greater variable contribution margin from the increased shipments noted above, better operating efficiencies, including benefits from the reduction in force announced in the year-ago period, and the absence of the special pretax charge recorded in the 2005 period. As of February 28, 2006, the Company estimates that it was experiencing an annualized run rate of approximately $40.0 million in benefits from the reduction in force and other programs associated with this effort. The Company believes that it is generally on schedule to realize its targeted annualized savings rate of $50.0 million in the third quarter of fiscal 2006. The Company recorded net income for the second quarter of fiscal 2006 of $14.5 million compared with a net loss of $8.4 million in the year-ago period, which included the after-tax special charge of $11.0 million. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share was $0.32 in the second quarter of fiscal 2006 compared with a diluted loss per share of $0.20, which included a loss of $0.26 due to the special charge.

Acuity Brands Lighting

Net sales at ABL in the second quarter of fiscal 2006 were $424.7 million compared with $381.1 million reported in the year-ago period, an increase of $43.6 million, or 11.4%. The increase in net sales was due primarily to much improved service levels, higher selling prices in most channels, greater shipments resulting from greater selling effectiveness in certain channels, the introduction of new products, benefits from foreign currency fluctuation of $1.4 million, and to a lesser extent increased demand in the non-residential construction market. The Company experienced significant service issues in the year-ago period due to the consolidation of certain manufacturing facilities serving its primary market, which impaired its ability to ship products. These difficulties limited the Company’s ability to compete for available orders at that time. ABL’s service is now at record levels and therefore, it is able to participate in available market demand at its historical pace. This contributed significantly to the increase in volume compared to the year-ago period. The backlog at ABL increased approximately $2.9 million, or 1.9%, to $155.1 million at February 28, 2006 from $152.2 million at August 31, 2005.

ABL recorded operating profit of $32.1 million for the second quarter of fiscal 2006, compared with a $1.9 million operating loss, which included $12.7 million of the special charge discussed above, in the year-ago period. In addition to the absence of the special charge, operating profit was positively impacted in the second quarter of fiscal 2006 by benefits from the programs previously implemented to streamline operations, improve customer service, and reduce transaction costs. Additionally, operating profit was higher in the current quarter as a result of the variable profit contribution margin from the increased volume and improved pricing discussed above, partially offset by higher costs for raw materials.

Acuity Specialty Products

Net sales at ASP for the second quarter of fiscal 2006 were $124.9 million compared with $124.0 million reported for the year-ago period, representing an increase of $0.9 million, or 0.7%. The increase in net sales was due primarily to improved pricing in the I&I channel (primarily to offset rising raw material costs) and greater volume in certain geographical markets. Overall unit volume at ASP declined modestly in the quarter due primarily to the impact of higher selling prices, soft economic conditions in the Midwest, and reduced shipments in the retail channel due to contraction of inventory by certain retail customers. Net sales were also negatively impacted by foreign currency fluctuation of $0.4 million.

Operating profit at ASP for the second quarter of fiscal 2006 increased to $7.0 million from $4.1 million, which included $3.0 million related to the special charge discussed above, reported for the year-ago period. In addition to the absence of the special charge, operating profit was positively impacted in the second quarter of fiscal 2006 by benefits from the programs implemented to streamline operations and improved pricing, partially offset by lower shipments (as discussed above) and higher costs for raw materials. Operating profit for the second quarter of fiscal 2006 was also negatively impacted by increased legal expenses of approximately $0.3 million related to the grand jury investigation regarding ASP’s wastewater treatment plant and ASP’s management of hazardous waste at a facility in Atlanta, Georgia. This higher level of legal expenses is predicted to continue at least for the remainder of the fiscal year. See further information in Note 9 of the Notes to Consolidated Financial Statements.

Corporate

Corporate expenses were $8.9 million in the second quarter of fiscal 2006 compared with $6.7 million in the year-ago period, which included $1.3 million of the special charge discussed above. The benefit from the absence of the special charge was more than offset by an increase in incentive compensation, primarily costs related to share-based compensation expense. The increase in share-based compensation expense was due primarily to the impact of higher appreciation in the current quarter compared with the prior year second quarter of the Company’s stock price on Company-wide restricted stock incentives and other share-based programs and increased expense related to the Company’s adoption of SFAS No. 123(R). The appreciation of the stock price during the quarter and the adoption of SFAS No. 123(R) impacted results for the quarter by approximately $3.3 million pretax, or $0.05 per diluted share. See further information in Note 10 of the Notes to Consolidated Financial Statements.

Income Taxes

The effective tax rate for the second quarter of fiscal 2006 was 34.2%, compared with 35.4% in the second quarter of fiscal 2005. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 34.5% for the remainder of the year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $8.3 million, a decrease of $0.8 million, or 8.8%, from the year-ago period. This decrease was due to lower debt balances over the course of the quarter in comparison to the year-ago period, partially offset by a higher weighted-average interest rate.

Six Months of Fiscal 2006 Compared with Six Months of Fiscal 2005

Consolidated Results

Net sales for the six months ended February 28, 2006 were $1,115.4 million compared with $1,030.3 million reported in the year-ago period, an increase of $85.1 million, or 8.3%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing at ABL and in the I&I channel at ASP and greater shipments in certain channels of the lighting business. The increase in net sales was partially offset by volume softness in the I&I channel of ASP. Consolidated gross profit margins improved slightly to 39.5% of net sales in the first six months of fiscal 2006 as compared with 39.2% of net sales reported in the year-ago period. Gross profit increased $36.8 million, or 9.1%, to $440.5 million for the six months ended February 28, 2006 from $403.7 million in the year-ago period. The increase in gross profit and margins was due primarily to the benefit of higher selling prices, profit contribution from greater shipments, and improved operating efficiencies, partially offset by higher costs for freight and certain raw materials and components. Pricing actions taken by the Company over the last twelve months has allowed the Company to improve gross profit and margin to historical levels which declined due primarily to rapidly rising raw material costs and the inability to raise selling prices to customers as quickly.

Consolidated operating expenses decreased $11.7 million, or 3.1%, to $368.3 million in the first six months of fiscal 2006 from $380.0 million reported in the year-ago period. Operating expenses for the year-ago period included a pretax special charge of $17.0 million, reflecting costs of programs to streamline operations, improve customer service, and reduce transaction costs. Operating expenses in the first half of 2006 decreased over the prior year as a result of the prior year’s special charge which was not repeated in the current year and benefits from the programs mentioned previously to improve operating efficiencies. These benefits were partially offset by higher commission expense on the increased sales, increased freight costs, and increased expense related to incentive compensation, including costs associated with share-based compensation.

Consolidated operating profit of $72.2 million increased by $48.5 million in the first six months of fiscal 2006 from $23.7 million reported in the year-ago period. The increase in operating profit was due primarily to the variable contribution margin from the higher sales noted above, better operating efficiencies including benefits from the reduction in force announced in the year-ago period, and the absence of the special pretax charge recorded in the 2005 period, as noted above, partially offset by higher costs for raw materials. Net income for the first six months of fiscal 2006 increased $31.8 million to $36.5 million from $4.7 million reported in the first six months of fiscal 2005. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share in the first six months of fiscal 2006 of $0.80 increased $0.69 over prior year earnings per share of $0.11, which included a loss of $0.25 per share related to the special charge.

Acuity Brands Lighting

Net sales at ABL in the first six months of fiscal 2006 were $858.0 million compared with $779.1 million reported in the year-ago period, an increase of $78.9 million, or 10.1%. The increase in net sales was due primarily to higher selling prices in most channels, increased shipments resulting from greater selling effectiveness in certain channels, including retail, much improved service levels (as explained above), benefits from foreign currency fluctuation of $3.7 million, and to a lesser extent, increased demand in the non-residential construction market.

Operating profit at ABL increased $43.1 million to $70.5 million in the first six months of fiscal 2006 from $27.4 million reported in the prior year, which included $12.7 million of the special charge discussed above. In addition to the absence of the special charge, operating profit was positively impacted by benefits from programs implemented to streamline operations, improve customer service, and reduce transaction costs in the first six months of fiscal 2006. Additionally, operating profit benefited from the improved pricing and greater shipments mentioned above. These benefits were partially offset by higher costs for certain raw materials and freight and increased commissions expense.

Acuity Specialty Products

Net sales at ASP for the first six months of fiscal 2006 were $257.4 million compared with $251.2 million reported for the year-ago period, representing an increase of $6.2 million, or 2.5%. The increase in net sales was due primarily to improved pricing in the I&I channel (primarily to offset rising raw material costs) and greater volume in certain geographical markets. Overall unit volume at ASP declined modestly in the first half of 2006 due primarily to the impact of higher selling prices and soft economic conditions in the Midwest as noted above. Net sales were also negatively impacted by foreign currency fluctuation of $0.2 million.

Operating profit at ASP for the first six months of fiscal 2006 increased to $17.8 million from $11.3 million reported for the year-ago period (which included $3.0 million related to the special charge discussed above), an increase of $6.5 million, or 57.5%. In addition to the absence of the special charge, operating profit in the first six months of fiscal 2006 was positively impacted by benefits from programs implemented to streamline operations and benefits from pricing, partially offset by lower profit contribution from reduced volume and higher costs for materials and freight.

Corporate

Corporate expenses were $16.1 million in the first six months of fiscal 2006 compared with $15.0 million in the year-ago period, which included $1.3 million of the special charge discussed above. The benefit from the absence of the special charge was more than offset by an increase in incentive compensation, due primarily to $2.2 million pretax, or $0.03 per diluted share, in higher costs related to share-based compensation expense. The increase in share-based compensation expense was due primarily to the higher appreciation in the current six month period compared with the year-ago period of the Company’s stock price on Company-wide restricted stock incentives and other share-based programs, and increased expense related to the Company’s adoption of SFAS No. 123(R). See further information in Note 10 of Notes to Consolidated Financial Statements.

Income Taxes

The effective tax rate for the first six months of fiscal 2006 was 34.5%, compared with 34.6% in the first six months of fiscal 2005. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 34.5% for the remainder of the year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $16.6 million, a decrease of $1.4 million, or 7.8%, from the year-ago period. This decrease was due to lower debt balances over the course of the first six months in comparison to the year-ago period, partially offset by a higher weighted-average interest rate.

Outlook

Prior to the beginning of fiscal 2006, the Company implemented a number of improvement programs designed to streamline operations, enhance customer service, improve manufacturing and transactional efficiencies, and introduce new products and services. These programs, as well as other continuous improvement actions, including ongoing product price reviews, benefited the Company’s performance and operating profit margins in the first half of fiscal 2006. A significant element of these programs included actions to improve customer service in a key channel of the lighting business. This improvement allowed the Company to serve available customer demand resulting in a return to a more normal pattern of order input and shipments in the first half of 2006 compared with the year-ago period.

Management expects to see continued benefits from these and other programs, including price enhancement actions, in the second half of fiscal 2006 resulting in continued margin improvement. Management continues to remain optimistic about the prospects for industry-wide unit volume growth of lighting fixtures in the second half of fiscal 2006 and beyond, as leading indicators suggest the potential for more robust demand in the non-residential construction market as compared with the prior year. Within the lighting company, management expects that unit volume growth will track the anticipated increase in overall market demand in non-residential construction during the second half of fiscal 2006. In addition, management expects overall results in the second half of the fiscal year to benefit from the traditional seasonal increase in demand as compared with the first half of fiscal 2006. Management expects profitability and margins in the remainder of the fiscal year to benefit from favorable pricing actions implemented over the previous twelve months, though management remains cautious due to the potential for rising raw material and component costs.

Management remains confident that for fiscal 2006, the Company is on track to make meaningful progress towards the achievement of its longer-term financial goals of operating margin expansion, earnings growth, and cash flow generation. As mentioned above, on March 30, 2006, the Company’s Board of Directors authorized the repurchase of up to two million additional shares of the Company’s outstanding common stock. The Company believes this represents an effective use of its cash flow to generate shareholder value.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its financing arrangements, and cash flow; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding foreseen profit improvement initiatives, repaying borrowings as currently scheduled, repurchasing up to two million additional shares of the Company’s outstanding common stock, paying the same quarterly dividends in fiscal 2006 as were paid in fiscal 2005, and making required contributions into its defined benefit plans; (c) the planned spending of approximately $30.0 million for equipment, tooling, and new and enhanced information technology capabilities at both businesses during 2006; (d) the expected contribution by the Company to fund its defined benefit plans; (e) investing in assets and programs that will over time increase the overall return on its invested capital on stockholder value; (f) the annualized run rate of benefits from the reduction in force and other programs associated with that effort and the Company’s belief that it is generally on schedule to realize its targeted annualized savings rate of $50.0 million in the third quarter of fiscal 2006; (g) the Company’s ability to participate in available market demand at its historical pace; (h) the higher level of legal expenses expected at ASP for the remainder of the fiscal year; (i) the expected effective income tax rate in fiscal 2006; (j) impact of various programs on margin improvement; (k) prospects for industry-wide unit volume growth of lighting fixtures in the second half of fiscal 2006 and beyond and its correlation to overall market demand in non-residential construction; (l) the expected impact of the traditional seasonal increase in demand as compared with the first half of fiscal 2006; (m) expected impact of benefits from favorable pricing actions implemented over the previous twelve months on profitability and margins in the remainder of the year; (n) the potential for rising raw material and component costs; (o) progress in fiscal 2006 towards achievement of the Company’s longer-term financial goals of operating margin expansion, earnings growth, and cash flow generation; and (p) the effectiveness of the announced purchase of the Company’s common stock on generating shareholder value.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $12.2 million at February 28, 2006. Based on outstanding borrowings at year end, a 10% increase in market interest rates at February 28, 2006 would have a de minimis impact on after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, the Company’s primary fixed-rate debt. A 10% increase in market interest rates at February 28, 2006 would have decreased the fair value of these notes by approximately $7.2 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s borrowings.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2006. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2006. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows, of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005. Also, please see the discussion regarding the grand jury investigation of ASP environmental practices set forth in the Environmental Matters section of Note 9 of Notes to Consolidated Financial Statements, which discussion is incorporated into this Item 1 by reference.

The Company has reached a settlement in certain matters pending before the United States Consumer Product Safety Commission (“CPSC”) involving certain product recalls and has accrued a liability for estimated costs associated with the recalls and CPSC proceedings. See further discussion in the Product Warranty section of Note 9 of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended February 28, 2006:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/01/05-12/31/05	410,900	$31.89	819,400	1,180,600
1/01/06-1/31/06	525,942	$36.82	1,345,342	654,658
2/01/06-2/28/06	654,658	$38.97	2,000,000	—

Total	1,591,500	$36.43	2,000,000	—

(1)	On October 5, 2005, the Company publicly announced that its Board of Directors authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock. The Company reached this 2 million share threshold on February 24, 2006. Subsequently, on March 30, 2006, the Board of Directors authorized the repurchase of up to an additional 2 million shares of the Company’s outstanding common stock. Unless terminated earlier by the resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.

(2)	Does not include the March 30, 2006 authorization from the Board of Directors for the repurchase of up to an additional 2 million shares of the Company’s common stock.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 26).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: April 5, 2006	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 5, 2006	/s/ Richard K. Reece
RICHARD K. REECE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.