Form 10-Q
period 2006-05-31
ACUITY BRANDS INC
filed 2006-07-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Common Stock - $0.01 Par Value – 43,802,998 shares as of June 30, 2006.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2006	AUGUST 31, 2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$71,575	$98,533
Accounts receivable, less reserve for doubtful accounts of $6,413 at May 31, 2006 and $6,999 at August 31, 2005	358,022	345,770
Inventories	217,811	215,590
Deferred income taxes	22,908	24,873
Prepayments and other current assets	42,031	33,008

Total Current Assets	712,347	717,774

Property, Plant, and Equipment, at cost:
Land	12,202	12,303
Buildings and leasehold improvements	164,412	166,934
Machinery and equipment	391,102	382,729

Total Property, Plant, and Equipment	567,716	561,966
Less - Accumulated depreciation and amortization	361,715	342,772

Property, Plant, and Equipment, net	206,001	219,194

Other Assets:
Goodwill	346,044	344,836
Intangible assets	121,083	123,473
Deferred income taxes	4,249	4,249
Other long-term assets	23,933	32,689

Total Other Assets	495,309	505,247

Total Assets	$1,413,657	$1,442,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$587	$567
Accounts payable	219,393	221,844
Accrued compensation	61,229	59,122
Other accrued liabilities	105,591	117,939

Total Current Liabilities	386,800	399,472

Long-Term Debt, less current maturities	371,520	371,736

Deferred Income Taxes	4,829	4,707

Self-Insurance Reserves, less current portion	15,199	16,759

Other Long-Term Liabilities	108,717	107,748

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 47,715,516 issued and 44,026,816 outstanding at May 31, 2006; and 44,976,720 shares issued and outstanding at August 31, 2005	477	450
Paid-in capital	541,817	476,034
Retained earnings	157,479	112,447
Unearned compensation on restricted stock	—	(12,536)
Treasury stock, at cost, 3,688,700 shares at May 31, 2006	(139,807)	—
Accumulated other comprehensive loss items	(33,374)	(34,602)

Total Stockholders’ Equity	526,592	541,793

Total Liabilities and Stockholders’ Equity	$1,413,657	$1,442,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED May 31		NINE MONTHS ENDED May 31
	2006	2005	2006	2005
Net Sales	$603,265	$545,327	$1,718,672	$1,575,650
Cost of Products Sold	354,223	332,983	1,029,152	959,607

Gross Profit	249,042	212,344	689,520	616,043
Selling, Distribution, and Administrative Expenses	196,803	173,564	565,090	536,545
Special Charge	—	—	—	17,000

Operating Profit	52,239	38,780	124,430	62,498
Other Expense (Income):
Interest expense, net	8,282	8,994	24,836	27,022
Gain on sale of businesses	—	—	—	(538)
Miscellaneous expense (income), net	143	100	81	(901)

Total Other Expense	8,425	9,094	24,917	25,583

Income before Provision for Income Taxes	43,814	29,686	99,513	36,915
Provision for Income Taxes	15,102	9,994	34,318	12,495

Net Income	$28,712	$19,692	$65,195	$24,420

Earnings Per Share:
Basic Earnings per Share	$0.65	$0.45	$1.47	$0.57

Basic Weighted Average Number of Shares Outstanding	44,054	43,367	44,239	42,918

Diluted Earnings per Share	$0.63	$0.44	$1.43	$0.55

Diluted Weighted Average Number of Shares Outstanding	45,504	44,634	45,711	44,401

Dividends Declared per Share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED May 31
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$65,195	$24,420
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29,444	30,275
Excess tax benefits from share-based payments	(16,535)	—
Loss (gain) on the sale or disposal of property, plant, and equipment	470	(44)
Gain on sale of businesses	—	(538)
Other non-cash items	3,468	3,541
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	(12,252)	8,235
Inventories	(2,322)	1,497
Deferred income taxes	2,087	(123)
Prepayments and other current assets	(6,719)	(4,662)
Accounts payable	(2,451)	(6,831)
Other current liabilities	(1,607)	(3,930)
Other	5,095	9,333

Net Cash Provided by Operating Activities	63,873	61,173

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(16,087)	(25,961)
Proceeds from sale of property, plant, and equipment	3,676	489
Sale of businesses	110	210

Net Cash Used for Investing Activities	(12,301)	(25,262)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	(381)
Repayments of revolving credit facility, net	—	(4,000)
Repayments of long-term debt	(245)	(645)
Employee stock purchase plan issuances	86	1,209
Stock options exercised	58,600	18,472
Repurchases of common stock	(134,799)	—
Excess tax benefits from share-based payments	16,535	—
Dividends paid	(20,163)	(19,646)

Net Cash Used for Financing Activities	(79,986)	(4,991)

Effect of Exchange Rate Changes on Cash	1,456	(805)

Net Change in Cash and Cash Equivalents	(26,958)	30,115
Cash and Cash Equivalents at Beginning of Period	98,533	14,135

Cash and Cash Equivalents at End of Period	$71,575	$44,250

Supplemental Cash Flow Information:
Income taxes paid during the period	$30,703	$18,905
Interest paid during the period	$27,327	$29,207

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2006 and August 31, 2005, the consolidated results of operations for the three and nine months ended May 31, 2006 and 2005, and the consolidated cash flows for the nine months ended May 31, 2006 and 2005. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 1, 2005 (File No. 001-16583).

The results of operations for the three and nine months ended May 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s results of operations.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The ETIF agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. The Company has determined the impact of the adoption to be immaterial to the Company’s results of operations.

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

3. GOODWILL AND INTANGIBLE ASSETS

Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2006		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(2,980)	$13,030	$(2,652)
Distribution network	53,000	(12,072)	53,000	(10,750)
Other	11,857	(6,766)	11,857	(6,026)

Total	$77,887	$(21,818)	$77,887	$(19,428)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. This analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $2.4 million related to intangible assets with finite lives during the nine months ended May 31, 2006 and 2005. Amortization expense is currently estimated to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill since August 31, 2005 are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2005	$313,613	$31,223	$344,836
Currency translation adjustments	871	337	1,208

Balance as of May 31, 2006	$314,484	$31,560	$346,044

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in the recognition of an impairment charge in the current or prior periods.

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31
	2006	2005	2006	2005
Net Sales:
ABL	$458,748	$406,238	$1,316,724	$1,185,374
ASP	144,517	139,089	401,948	390,276

Total Net Sales	$603,265	$545,327	$1,718,672	$1,575,650

Operating Income (Loss):
ABL	$44,995	$29,879	$115,542	$69,972
Special Charge*	—	—	—	(12,652)
ASP	15,428	13,894	33,177	28,217
Special Charge*	—	—	—	(2,995)
Corporate	(8,184)	(4,993)	(24,289)	(18,691)
Special Charge*	—	—	—	(1,353)

Total Operating Income	$52,239	$38,780	$124,430	$62,498

Depreciation:
ABL	$6,391	$6,576	$20,513	$20,964
ASP	2,000	2,176	6,324	6,604
Corporate	72	141	217	317

Total Depreciation	$8,463	$8,893	$27,054	$27,885

Amortization:
ABL	$787	$790	$2,369	$2,370
ASP	7	7	21	20

Total Amortization	$794	$797	$2,390	$2,390

Capital Expenditures:
ABL	$5,828	$3,861	$13,405	$15,870
ASP	1,244	3,205	2,677	9,758
Corporate	—	95	5	333

Total Capital Expenditures	$7,072	$7,161	$16,087	$25,961

*	See further discussion of Special Charge in Note 12.

	Total Assets
	May 31, 2006	August 31, 2005
ABL	$1,093,215	$1,091,244
ASP	240,382	236,363
Corporate	80,060	114,608

	$1,413,657	$1,442,215

5. INVENTORIES

Inventories are valued at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2006	August 31, 2005
Raw materials and supplies	$71,827	$74,048
Work in process	15,183	15,561
Finished goods	141,732	136,825

	228,742	226,434
Less: Reserves	(10,931)	(10,844)

	$217,811	$215,590

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2006 and 2005:

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
Basic earnings per share:
Net income	$28,712	$19,692	$65,195	$24,420
Basic weighted average shares outstanding	44,054	43,367	44,239	42,918

Basic earnings per share	$0.65	$0.45	$1.47	$0.57

Diluted earnings per share:
Net income	$28,712	$19,692	$65,195	$24,420
Basic weighted average shares outstanding	44,054	43,367	44,239	42,918
Common stock equivalents (stock options and restricted stock)	1,450	1,267	1,472	1,483

Diluted weighted average shares outstanding	45,504	44,634	45,711	44,401

Diluted earnings per share	$0.63	$0.44	$1.43	$0.55

7. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on foreign currency contracts. The calculation of comprehensive income is as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
Net income	$28,712	$19,692	$65,195	$24,420
Unrealized gain (loss) on foreign currency contracts, net of tax of $0 and $282 for three months ended and $0 and $114 for nine months ended	—	502	—	(203)
Foreign currency translation adjustments, net of tax of $454 and $238 for three months ended and $1,539 and $418 for nine months ended	371	(3,119)	1,284	3,648

Comprehensive Income	$29,083	$17,075	$66,479	$27,865

Foreign currency translation adjustments for the three months ended May 31, 2006 resulted primarily from the strengthening of particular currencies against the U.S. Dollar, particularly the Euro. Foreign currency translation adjustments for the nine months ended May 31, 2006 resulted primarily from the strengthening of the Canadian Dollar and the Euro against the U.S. Dollar, partially offset by the weakening of the Mexican Peso against the U.S. Dollar. At May 31, 2006, the Company had no foreign currency contracts outstanding.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 29, 2005, the Company renewed the $100.0 million Receivables Facility for a one-year period. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $311.0 million at May 31, 2006. There were no outstanding borrowings at May 31, 2006 and August 31, 2005 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at May 31, 2006 and August 31, 2005. At May 31, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $191.6 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.4 million discussed below.

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

At May 31, 2006, the Company had outstanding letters of credit totaling $20.1 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At May 31, 2006, a total of $8.4 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
Interest expense	$8,636	$9,248	$25,803	$27,757
Interest income	(354)	(254)	(967)	(735)

Interest expense, net	$8,282	$8,994	$24,836	$27,022

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—an ASP property in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan to periodically monitor the property for a period of five years. Based on information currently available, the Company believes that its liability is immaterial in connection with the property; however, adverse monitoring results could result in additional charges to earnings in future periods, which cannot be estimated at this time.

The previously reported investigation of ASP’s environmental practices by the United States Department of Justice (“DOJ”) continued during the third quarter. The investigation has primarily focused on the operation of ASP’s wastewater pretreatment plant at a facility in Atlanta, Georgia. The DOJ has, however, also requested other information related to the facility, including information regarding ASP’s management of hazardous waste and handling of past releases. ASP and the Company have continued to cooperate with the investigation. Based on information currently available, the Company believes it has adequately accrued for this matter and will be able to resolve this matter without a material adverse impact on revenue, earnings, or cash flow. However, there can be no assurance that a resolution will not have such an impact.

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

In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and National Service Industries, Inc. (“NSI”) entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.

Product Warranty and Recall Costs

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

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall. At May 31, 2006, the Company had an accrued liability of $4.7 million with respect to the current capacitor-related recall and its possible expansion. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter and at May 31, 2006 had a remaining receivable of $4.4 million from GE. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall involving up to 120,000 indoor HID lighting fixtures that may utilize faulty cords manufactured by one of ABL’s suppliers. The product recall involves the replacement of the cord and reflector for each fixture utilizing such a cord. At May 31, 2006, the Company had an accrued liability of $0.7 million with respect to the cord-related recall. The actual cost of this recall could be substantially different than the liability recorded by the Company. The Company may pursue the recovery of costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

The Company, in cooperation with the CPSC, initiated a voluntary product recall in May 2006 involving two ASP products packaged in approximately 15,000 five-gallon plastic pails manufactured by an outside supplier. The supplier informed ASP of the possibility that a crack could develop in the bottom of the pails. The two ASP products, which are potentially harmful in the event of skin contact, could leak from the cracked pails. At May 31, 2006, the Company had an accrued liability of $1.2 million with respect to this recall. The Company expects to recover the majority of these costs from the supplier. The actual cost of this recall and the amount of the recovery could be substantially different than the amounts recorded by the Company.

The changes in product warranty and recall reserves during the nine months ended May 31, 2006 are summarized as follows:

Balance at August 31, 2005	$10,038
Warranty and recall expense during the period	3,548
Payments made during the period	(3,756)

Balance at May 31, 2006	$9,830

10. SHARE-BASED PAYMENTS

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instrument issued. SFAS 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. The Company has adopted SFAS 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and discussed below), and share units representing certain deferrals into the Director Deferred Stock Unit Plan or the Supplemental Deferred Savings Plan. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to September 1, 2005, as permitted by SFAS 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. Had share-based expense for the Company’s stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes-Merton model at the grant date for awards subsequent to the Distribution, consistent with the recognition provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as follows for the three and nine months ended May 31, 2005:

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net income, as reported	$19,692	$24,240
Less: Pro forma compensation expense related to the Employee Stock Purchase Plan, net of tax	68	205
Less: Pro forma stock-based compensation determined under fair value based method for stock option awards, net of tax	438	1,932

Pro forma net income	$19,186	$22,103

Earnings per share:
Basic earnings per share – as reported	$0.45	$0.57
Basic earnings per share – pro forma	$0.44	$0.52
Diluted earnings per share – as reported	$0.44	$0.55
Diluted earnings per share – pro forma	$0.43	$0.50

The pro forma effect of applying SFAS 123(R) may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year. Employee contributions to the Acuity Brands, Inc. Employee Stock Purchase Plan were suspended at the end of the third quarter of fiscal 2005. The Company began accepting contributions under new terms in the third quarter of fiscal 2006. The new terms allow this plan to be considered non-compensatory under SFAS 123 (R).

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Stock Unit Plan or the Supplemental Deferred Savings Plan. The Company recorded $2.9 million and $0.7 million of share-based expense for the three months ended May 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $0.2 million in the three months ended May 31, 2006 and 2005, respectively. The Company recorded $10.3 million and $6.2 million of share-based expense for the nine months ended May 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.6 million and $2.1 million in the nine months ended May 31, 2006 and 2005, respectively. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis. SFAS 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $16.5 million were included in financing activities in the Company’s Statements of Cash Flows for the nine months ended May 31, 2006. The cumulative effect of adoption of SFAS 123(R) was insignificant to the Company’s results of operations.

Long-Term Incentive Plan

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant.

However, the Board of Directors subsequently committed that not more than 3.0 million would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards.

Restricted Stock Awards

Under the Amended Plan, the Company awarded restricted stock to officers and other key employees in December 2005, January 2005, and December 2003. The shares vest over a four-year period from the respective grant dates. In December 2002, the Company reserved shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures have been achieved or (b) November 30 of the specified target year following achievement of related performance targets. In connection with an October 2000 NSI award and the Distribution in November 2001, the Company distributed restricted shares, matching NSI shares that were vesting, and reserved performance-based restricted shares, representing conversion of the remaining October 2000 award which had not reached a vesting start date. The shares vest ratably in four equal annual installments beginning one year from the vesting start date based on achievement of progressive increases in the value of the Company’s stock. Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal years 2006, 2005, and 2004. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date. Each of these awards is described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

A summary of the status of the Company’s unvested restricted stock awards as of May 31, 2006, and changes during the nine months ended May 31, 2006, is presented below:

	Number of Shares (000s)	Weighted Average Grant-Date Fair Value
Outstanding at August 31, 2005	986	$25.52
Granted	168	$33.29
Vested	(311)	$20.82
Forfeited	(48)	$23.91

Outstanding at May 31, 2006	795	$24.53

As of May 31, 2006, there was $12.5 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the nine months ended May 31, 2006 and 2005, was approximately $10.9 million and $4.5 million, respectively.

Options

Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. In addition to the Amended Plan, in November 2001 the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan, under which 300,000 shares are authorized for issuance. The stock options granted under this plan vest and become exercisable one year from the date of grant. These options also expire 10 years from the date of grant and have an exercise price equal to the fair market value of the Company’s stock on the date of grant.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton model. The dividend yield was calculated based on annual dividends paid and the trailing 12 month average closing stock price at the time of grant. Expected volatility was based on historical volatility of the Company’s stock over the preceding number of years equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes-Merton model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the periods below:

	Nine Months Ended May 31, 2006	Year Ended August 31, 2005	Year Ended August 31, 2004
Dividend yield	2.2%	2.3%	3.1%
Expected volatility	43.0%	42.4%	43.8%
Risk-free interest rate	4.4%	4.2%	3.3%
Expected life of options	5 years	6 years	8 years
Weighted-average fair value of options granted	$12.21	$10.89	$8.71

Stock option transactions for the stock option plans and stock option agreements during the nine months ended May 31, 2006 were as follows:

	Number of Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2005	5,558	$21.70
Granted	140	$33.10
Exercised	(2,857)	$20.96
Cancelled	(37)	$27.53

Outstanding at May 31, 2006	2,804	$22.94	6.14	$47,545

Exercisable at May 31, 2006	2,113	$21.39	5.40	$39,127

The total intrinsic value of options exercised during the nine months ended May 31, 2006 and 2005 was $44.8 million and $16.1 million, respectively. As of May 31, 2006, there was $3.7 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of one year.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Stock Unit Plan. Under this plan, the deferred cash is converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units are adjusted to current market value each month and earn dividend equivalents. Upon retirement, the Company distributes cash to the retiree in a lump sum or five annual installments. The distribution amount is calculated as share units times the average of the high and low prices for the five days prior to distribution. As of May 31, 2006 approximately 124,000 share units were accounted for in this plan. The estimated cash payout as of May 31, 2006 for these share units is $5.0 million. On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals with distribution only in the elected form upon retirement. Share deferrals will be valued at the closing price at the date of election and will no longer vary with fluctuations in the Company’s stock price.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. These share units are adjusted to the current market value at the end of each month. As of May 31, 2006 approximately 120,000 fully vested share units were accounted for in this plan. The estimated cash payout as of May 31, 2006 for these share units is $4.8 million. On June 29, 2006, the Board of Directors amended this plan to distribute these share unit deferrals in stock rather than cash. The shares will be valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price.

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

Net periodic pension cost for the Company’s pension plans during the three months and nine months ended May 31, 2006 and 2005 included the following components:

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
Service cost	$709	$904	$2,127	$2,712
Interest cost	1,923	1,907	5,769	5,721
Expected return on plan assets	(1,893)	(1,809)	(5,679)	(5,427)
Amortization of prior service cost	13	22	39	66
Amortization of transitional asset	(27)	(33)	(81)	(99)
Recognized actuarial loss	785	434	2,355	1,302
Curtailment loss	—	305	—	305

Net periodic pension cost	$1,510	$1,730	$4,530	$4,580

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

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the nine months ended May 31, 2006 are summarized as follows:

Balance as of August 31, 2005	$14,505
Payments made during the period	(6,022)
Non-cash items	(192)

Balance as of May 31, 2006	$8,291

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the periods ended May 31, 2006 and 2005. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, filed with the Securities and Exchange Commission on November 1, 2005, for additional information regarding the Company including the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2005 and the related notes thereto.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. While Acuity Brands has been publicly held as a stand-alone company for over four years, the two segments that make up the Company are comprised of organizations with long histories and well-known brands. Its lighting equipment segment is Acuity Lighting Group, commonly known as Acuity Brands Lighting (“ABL”); its specialty products segment is Acuity Specialty Products Group (“ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

ABL designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures marketed under numerous brands and trademarks for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 22 factories and distribution facilities to serve its extensive customer base.

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

Based on the cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next twelve months. These liquidity needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying the same quarterly stockholder dividends in fiscal 2006 as were paid in fiscal 2005 as qualified below, making required contributions into the Company’s benefit plans, and repurchasing the remainder of the shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. On June 29, 2006, the Board of Directors authorized the repurchase of an additional two million shares of the Company’s outstanding common stock. The Company currently expects to invest approximately $30.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal 2006. The Company expects to contribute approximately $1.7 million in the fourth quarter of fiscal 2006 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and cash flow from operations in the nine months ended May 31, 2006 as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, and to pay dividends. The Company received $58.6 million in cash from the exercise of stock options during the first nine months of fiscal 2006 and used $134.8 million in cash to repurchase shares of its outstanding common stock during the same period. Subsequent to the end of the quarter, the Company used an additional $5.0 million to pay for shares purchased and not settled prior to May 31, 2006. Additionally, on June 12, 2006 the Company completed the purchase of the two million additional shares authorized by the Board of Directors on March 30, 2006, bringing the total shares repurchased since the beginning of the fiscal year to four million.

The Company generated $63.9 million of net cash from operations during the first nine months of fiscal 2006 compared with $61.2 million generated in the prior-year period. Cash flow from operations improved $2.7 million due primarily to increased net income, partially offset by reduced cash flow from changes in operating working capital and lower cash flow from operations due to tax benefits from share-based payments, the offset of which is in financing activities. The reduction in cash flow from operating working capital was due primarily to an increase in accounts receivable due to higher net sales and the timing of those sales. Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $16.9 million to $356.4 million at May 31, 2006 from $339.5 million at August 31, 2005. The increase in operating working capital was due primarily to a higher accounts receivable balance, resulting from higher sales in the third quarter compared with the fourth quarter of the prior year and the timing of those sales within the quarters.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $16.1 million and $26.0 million in the first nine months of fiscal 2006 and 2005, respectively, primarily for new tooling, machinery, and equipment and information technology. The Company continues to invest appropriately in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. As noted above, the Company expects to invest approximately $30.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal 2006. The Company also generated approximately $3.7 million in the first nine months of fiscal 2006 on the sale of two buildings and minor equipment.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of May 31, 2006, the Company had no amounts outstanding under its receivables facility or borrowings under the revolving credit facility. Total debt outstanding at May 31, 2006 and August 31, 2005 was $372.1 million and $372.3 million, respectively, and consisted primarily of long-term, fixed-rate obligations.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility at May 31, 2006 and August 31, 2005. At May 31, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $191.6 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $8.4 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first nine months of fiscal 2006, the Company’s consolidated stockholders’ equity decreased $15.2 million to $526.6 million at May 31, 2006 from August 31, 2005. The decrease was due primarily to the repurchase of outstanding stock and the payment of dividends, partially offset by net income earned during the period and stock issuances resulting from the exercise of stock options. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 41.4% and 40.7% at May 31, 2006 and August 31, 2005, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 36.3% at May 31, 2006 and 33.6% at August 31, 2005.

Dividends

The Company paid cash dividends on common stock of $20.2 million ($0.45 per share) during the first nine months of fiscal 2006 compared with $19.6 million ($0.45 per share) during the first nine months of fiscal 2005. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005

Consolidated Results

Net sales for the quarter ended May 31, 2006 were $603.3 million, a quarterly record, compared with $545.3 million reported in the year-ago period, an increase of $58.0 million, or 10.6%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to greater shipments at the lighting business and favorable pricing at both business units and increased sales to a key retail chemical customer. These benefits were partially offset by softness in demand in certain markets of the U.S. industrial and institutional (“I&I”) channel in the chemical business.

Consolidated gross profit margins increased to 41.3% of net sales in the third quarter of fiscal 2006 as compared with 38.9% of net sales reported in the year-ago period. The improvement in gross profit margin was due primarily to the higher volume and the benefit of higher selling prices which contributed to closing the gap created in prior periods when the Company’s ability to raise selling prices lagged increases the Company was experiencing in costs, primarily for raw materials and components. Gross profit increased $36.7 million, or 17.3%, to $249.0 million for the quarter ended May 31, 2006, from $212.3 million in the year-ago period. The increase in gross profit was due primarily to benefits from higher selling prices and increased profit contribution from greater shipments noted above, partially offset by higher costs for freight and certain raw materials and components.

Consolidated operating expenses increased $23.2 million, or 13.4%, to $196.8 million (32.6% of net sales) in the third quarter of fiscal 2006 from $173.6 million (31.8% of net sales) reported in the year-ago period. Operating expenses and operating expenses as a percentage of net sales in the current quarter increased over the prior year primarily as a result of higher freight and commission expense and higher costs related to incentive compensation, including costs related to share-based compensation expense, as well as costs related to investments to improve productivity and customer service and enhance future go-to-market strategies.

The Company reported consolidated operating profit of $52.2 million compared with $38.8 million reported in the year-ago period, an increase of $13.4 million, or 34.5%. Operating profit margin was 8.7%, 160 basis points higher than the prior year’s third quarter margin of 7.1%. The increase in operating profit and margin was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. Net income for the third quarter of fiscal 2006 increased $9.0 million to $28.7 million from $19.7 million reported in the third quarter of fiscal 2005. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share was $0.63 in the third quarter of fiscal 2006 compared with $0.44 in the prior year period.

Acuity Brands Lighting

Net sales at ABL in the third quarter of fiscal 2006 were $458.7 million compared with $406.2 million reported in the year-ago period, an increase of $52.5 million, or 12.9%. The increase in net sales was due primarily to market growth, higher selling prices in most channels, benefits from investments in increased market presence, the introduction of new products, and improved levels of customer service. Net sales also benefited from foreign currency fluctuation of $1.2 million. The Company experienced increases in volume due in part to the improvement in the non-residential construction market during the period, which continued to show positive growth, and the introduction of new products. The backlog at ABL increased approximately $45.8 million, or 30.1%, to $198.0 million at May 31, 2006 from $152.2 million at August 31, 2005 due primarily to orders placed in advance of an announced price increase effective in the fourth quarter and continued improvement in market demand for light fixtures and related products.

ABL recorded operating profit of $45.0 million for the third quarter of fiscal 2006, compared with $29.9 in the year-ago period, an increase of $15.1 million, or 50.5%. Operating profit margin advanced 240 basis points to 9.8% of net sales for the quarter ended May 31, 2006 from 7.4% of net sales in the year-ago period. Operating profit and margin were positively impacted in the third quarter of fiscal 2006 by the variable profit contribution margin from the increased volume and improved pricing discussed above. These benefits were partially offset by increased expenses related to higher commission and freight expense, higher costs for certain raw materials and components, and greater expense related to incentive and other compensation, as well as costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the third quarter of fiscal 2006 were $144.5 million compared with $139.1 million reported for the year-ago period, representing an increase of $5.4 million, or 3.9%. The increase in net sales was due primarily to improved pricing in the I&I channel (primarily to offset rising raw material costs) and greater sales to a key customer in the retail channel. Unit volume in the U.S. I&I channel declined modestly in the quarter due primarily to the impact of higher selling prices on customer demand in certain regions offsetting growth in other select markets. Net sales were also positively impacted by foreign currency fluctuation of $0.5 million.

Operating profit at ASP for the third quarter of fiscal 2006 increased to $15.4 million from $13.9 million reported for the year-ago period, representing an increase of $1.5 million, or 10.8%. Operating profit margin increased 70 basis points to 10.7% of net sales in the third quarter of fiscal 2006 from 10.0% in the prior-year period. The increases in operating profit and margin were due primarily to the profit contribution from the improved pricing discussed above and cost containment efforts, partially offset by higher costs for raw materials and certain costs related to a product recall. Operating profit for the third quarter of fiscal 2006 was also negatively impacted by increased legal expenses of approximately $0.2 million related to the grand jury investigation regarding ASP’s wastewater pretreatment plant and other waste management practices at a facility in Atlanta, Georgia. Higher legal expenses are predicted to continue at least for the remainder of the fiscal year. See further information in Note 9 of the Notes to Consolidated Financial Statements.

Corporate

Corporate expenses were $8.2 million in the third quarter of fiscal 2006 compared with $5.0 million in the year-ago period, an increase of $3.2 million, or 64.0%. The increase in corporate expenses was due primarily to higher costs associated with incentive compensation, particularly expense related to share-based compensation. The increase in share-based compensation expense was due primarily to the impact of the depreciation of the Company’s stock price in the prior year third quarter compared with the slight appreciation in the current quarter, on Company-wide restricted stock incentives and other share-based programs and increased expense related to the Company’s adoption of SFAS 123(R). See further information in Note 10 of the Notes to Consolidated Financial Statements.

Income Taxes

The effective tax rate for the third quarter of fiscal 2006 was 34.5%, compared with 33.7% in the third quarter of fiscal 2005. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 34.5% for the remainder of the year. However, the Company is continuing to evaluate repatriation of cash pursuant to the Jobs Creation Act which may impact the rate for the fourth quarter and the full year.

Other Expense (Income)

Other expense (income) consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $8.3 million, a decrease of $0.7 million, or 7.8%, from the year-ago period. This decrease was due to lower debt balances over the course of the quarter in comparison to the year-ago period, partially offset by a higher weighted-average interest rate.

Nine Months of Fiscal 2006 Compared with Nine Months of Fiscal 2005

Consolidated Results

Net sales for the nine months ended May 31, 2006 were $1,718.7 million compared with $1,575.7 million reported in the year-ago period, an increase of $143.0 million, or 9.1%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing at both business units, greater shipments at the lighting business, and increased sales to a key retail chemical customer. These benefits were partially offset by volume softness in the U.S. I&I channel of ASP. Consolidated gross profit margins improved to 40.1% of net sales in the first nine months of fiscal 2006 as compared with 39.1% of net sales reported in the year-ago period. Gross profit increased $73.5 million, or 11.9%, to $689.5 million for the nine months ended May 31, 2006 from $616.0 million in the year-ago period. The increase in gross profit and margins was due primarily to the additional profit contribution from higher prices and greater shipments, partially offset by higher costs for certain raw materials and components. Pricing actions taken by the Company over the last twelve months have allowed the Company to restore gross profit and margin to historical levels following previous declines that resulted from rapidly rising raw material costs that preceded these pricing actions.

Consolidated operating expenses increased $11.6 million, or 2.1%, to $565.1 million (32.9% of net sales) in the first nine months of fiscal 2006 from $553.5 million (35.1% of net sales) reported in the year-ago period. Operating expenses for the year-ago period included a pretax special charge of $17.0 million, reflecting costs of programs to streamline operations, improve customer service, and reduce transaction costs. The Company believes that it has generally realized its targeted annualized savings rate of $50.0 million at the end of the third quarter of fiscal 2006. Operating expenses and operating expenses as a percentage of net sales in the first nine months of 2006 increased over the prior year primarily as a result of increased commission and freight expense due primarily to higher net sales, and increased expense related to incentive compensation, including costs associated with share-based compensation, as well as costs related to efforts to improve productivity and customer service.

Consolidated operating profit of $124.4 million nearly doubled in the first nine months of fiscal 2006 compared with the $62.5 million reported in the year-ago period. The increase in operating profit was due primarily to the variable contribution margin from the higher sales noted above, increased efficiencies including benefits from the reduction in force announced in the year-ago period, and the absence of the special pretax charge recorded in the 2005 period, as noted above, partially offset by higher costs for certain raw materials and components, increased commission and freight expense, and increased expense related to incentive compensation, as well as costs related to efforts to improve productivity and customer service. Net income for the first nine months of fiscal 2006 increased $40.8 million to $65.2 million from $24.4 million reported in the first nine months of fiscal 2005, which included the after-tax special charge of $11.0 million. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share in the first nine months of fiscal 2006 of $1.43 increased $0.88 over prior-year earnings per share of $0.55, which included the negative impact of $0.25 per share related to the special charge.

Acuity Brands Lighting

Net sales at ABL in the first nine months of fiscal 2006 were $1,316.7 million compared with $1,185.4 million reported in the year-ago period, an increase of $131.3 million, or 11.1%. The increase in net sales was due primarily to increased shipments resulting from greater selling effectiveness and new product introductions in certain channels, higher selling prices in most channels, much improved service levels (as explained above), and increased demand in the non-residential construction market. Sales were also benefited by foreign currency fluctuation of $4.9 million.

Operating profit at ABL increased $58.2 million to $115.5 million in the first nine months of fiscal 2006 from $57.3 million reported in the prior year, which included $12.7 million of the special charge discussed above. In addition to the absence of the special charge, operating profit was positively impacted by profit contribution from the improved pricing and greater shipments mentioned above and benefits from programs implemented to streamline operations, improve customer service, and reduce transaction costs in the first nine months of fiscal 2006. These benefits were partially offset by higher costs for commissions, freight, and incentive compensation programs, as well as costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the first nine months of fiscal 2006 were $401.9 million compared with $390.3 million reported for the year-ago period, representing an increase of $11.6 million, or 3.0%. The increase in net sales was due primarily to improved pricing in the I&I channel (primarily to offset rising raw material costs) and higher sales to a key retail customer. Overall unit volume at ASP declined modestly in the first nine months of 2006 due primarily to the impact of higher selling prices on customer demand as noted above. Net sales were positively impacted by foreign currency fluctuation of $0.7 million.

Operating profit at ASP for the first nine months of fiscal 2006 increased to $33.2 million from $25.2 million reported for the year-ago period (which included $3.0 million related to the special charge discussed above), an increase of $8.0 million, or 31.7%. In addition to the absence of the special charge, operating profit in the first nine months of fiscal 2006 was positively impacted by benefits from programs implemented to streamline operations, profit contribution from pricing, and benefits from cost containment programs, partially offset by higher costs for materials and freight and certain costs related to a product recall. Operating profit for the first nine months of fiscal 2006 was also negatively impacted by increased legal expenses of approximately $1.0 million related to the environmental matters discussed above. See further information in Note 9 of the Notes to Consolidated Financial Statements.

Corporate

Corporate expenses were $24.3 million in the first nine months of fiscal 2006 compared with $20.0 million in the year-ago period, which included $1.3 million of the special charge discussed above. The benefit from the absence of the special charge was more than offset by an increase in incentive compensation, including expense related to share-based compensation. The increase in share-based compensation expense was due primarily to the higher appreciation in the current nine month period compared with the year-ago period of the Company’s stock price on Company-wide restricted stock incentives and other share-based programs, and increased expense related to the Company’s adoption of SFAS 123(R). See further information in Note 10 of Notes to Consolidated Financial Statements.

Income Taxes

The effective tax rate for the first nine months of fiscal 2006 was 34.5%, compared with 33.8% in the first nine months of fiscal 2005. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 34.5% for the remainder of the year. However, the Company is continuing to evaluate repatriation of cash pursuant to the Jobs Creation Act which may impact the rate for the fourth quarter and the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including gains or losses on the sale of assets and foreign currency transactions. Interest expense, net, was $24.8 million, a decrease of $2.2 million, or 8.1%, from the year-ago period. This decrease was due to lower debt balances over the course of the first nine months in comparison to the year-ago period, partially offset by a higher weighted-average interest rate.

Outlook

Prior to the beginning of fiscal 2006, the Company implemented a number of improvement programs designed to streamline operations, enhance customer service, improve manufacturing and transactional efficiencies, and introduce new products and services. Management believes that these programs, as well as other continuous improvement actions, including ongoing product price reviews, benefited the Company’s performance and operating profit margins in the first nine months of fiscal 2006. A significant element of these programs included actions to improve customer service in key channels of the lighting business. This improvement in service allowed the Company not only to return to historical fulfillment capacity but also to serve the growing demand for light fixtures and related products.

Management expects to see continued benefits from these and other programs, including price enhancement actions, in the fourth quarter of fiscal 2006, resulting in continued margin improvement. Management continues to believe that the non-residential construction market will continue to expand at a positive rate consistent with a variety of forecasts during the remainder of fiscal 2006 and beyond, driving greater demand for light fixtures and related products. Management also expects overall results in the fourth quarter to continue to benefit from the traditional seasonal increase in demand. Management expects profitability and margins in the remainder of the fiscal year to benefit from favorable pricing actions implemented over the previous twelve months, though management remains cautious due to the potential for rising raw material and component costs.

Management believes that the Company will meet or exceed many of its previously-announced longer-term financial goals, including operating margin expansion, earnings growth, and cash flow generation in fiscal 2006.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of cash flow from operations; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors, paying the same quarterly stockholder dividends in fiscal 2006 as were paid in fiscal 2005, and making required contributions into the Company’s benefit plans; (c) the planned spending of approximately $30.0 million for equipment, tooling, and new and enhanced information technology capabilities at both businesses during 2006; (d) the expected contribution by the Company to fund its defined benefit plans; (e) investing in assets and programs that will over time increase the overall return on its invested capital on stockholder value; (f) the higher level of legal expenses expected at ASP for the remainder of the fiscal year; (g) the expected effective income tax rate in fiscal 2006; (h) the Company’s belief that it has generally realized its targeted annualized savings rate of $50.0 million at the end of the third quarter of fiscal 2006; (i) benefits from various programs in the fourth quarter of fiscal 2006 and the impact on margin improvement; (j) expansion of the non-residential construction market at a positive rate consistent with a variety of forecasts during the remainder of fiscal 2006 and beyond and its impact on demand for light fixtures and related products; (k) the expected impact of the traditional seasonal increase in demand on the fourth quarter of fiscal 2006; (l) the impact of favorable pricing actions implemented over the previous twelve months on profitability and margins in the remainder of the fiscal year; (m) the potential for rising raw material and component costs; (n) progress in fiscal 2006 towards achievement of the Company’s previously-announced longer-term financial goals of operating margin expansion, earnings growth, and cash flow generation; and (o) the expected recovery of the majority of recall costs at ASP.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a slowdown in non-residential construction and other industrial markets, changes in interest rates, and fluctuations in commodity and raw material prices or foreign currency rates; (b) the risk of economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods; (c) the Company’s ability to realize the anticipated benefits of initiatives expected to reduce costs, improve profits, improve working capital, enhance customer service, increase manufacturing efficiency, and expand product offerings and brands in the market through a variety of channels; (d) the risk that the Company will be unable to execute its various initiatives within expected timeframes; (e) unexpected developments in the Company’s legal and environmental matters, including the investigation related to the operation of ASP’s wastewater pretreatment plant and other waste management practices at a facility in Atlanta, Georgia; (f) the risk that projected future cash flows from operations will not be realized; (g) the impact of unforeseen factors on the Company’s critical accounting estimates; (h) the impact of competition; (i) customer and supplier relationships and prices; and (j) unexpected changes in the Company’s share price.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $12.3 million at May 31, 2006. Based on outstanding borrowings at quarter end, a 10% increase in market interest rates at May 31, 2006 would have a de minimis impact on after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the $360.0 million publicly traded notes, the Company’s primary fixed-rate debt. A 10% increase in market interest rates at May 31, 2006 would have decreased the fair value of these notes by approximately $7.1 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s borrowings.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2006. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2006. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended May 31, 2006:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/06-3/31/06	—	—	2,000,000	2,000,000
4/01/06 – 4/30/06	931,200	$40.90	2,931,200	1,068,800
5/01/06 – 5/31/06	757,500	$41.48	3,688,700	311,300

Total	1,688,700	$41.16	3,688,700	311,300

(1)	On October 5, 2005, the Company publicly announced that its Board of Directors authorized the repurchase of up to two million shares of the Company’s outstanding common stock. The Company reached this two million share threshold on February 24, 2006. Subsequently, on March 30, 2006, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s outstanding common stock. The Company reached this two million threshold on June 12, 2006. Unless terminated earlier by the resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.
(2)	Does not include the June 29, 2006 authorization from the Board of Directors for the repurchase of up to an additional two million shares of the Company’s common stock.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits (page 26).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 6, 2006	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 6, 2006	/s/ Richard K. Reece
RICHARD K. REECE SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10	(a)*	Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 to the registrant’s Form 8-K as filed with the Commission on April 27, 2006, which is incorporated herein by reference.

	(b)*	Form of Acuity Brands, Inc. Severance Agreement.	Reference is made to Exhibit 99.2 to the registrant’s Form 8-K as filed with the Commission on April 27, 2006, which is incorporated herein by reference.

	(c)*	Amendment, dated April 21, 2006, to Acuity Brands, Inc. Amended and Restated Severance Agreement by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 to the registrant’s Form 8-K as filed with the Commission on April 27, 2006, which is incorporated herein by reference.

	(d)*	Amendment, dated April 21, 2006, to Acuity Brands, Inc. Amended and Restated Severance Agreement by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 99.4 to the registrant’s Form 8-K as filed with the Commission on April 27, 2006, which is incorporated herein by reference.

	(e)*	Amendment, dated April 21, 2006, to Acuity Brands, Inc. Severance Agreement by and between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 99.5 to the registrant’s Form 8-K as filed with the Commission on April 27, 2006, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

* Identifies each management contract of compensatory plan required to be filed.