Form 10-K
period 2006-08-31
ACUITY BRANDS INC
filed 2006-11-02
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-16583.

ACUITY BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia	30309-7676
(Address of principal executive offices)	(Zip Code)

(404) 853-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock of $39.49 as quoted on the New York Stock Exchange on February 28, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $1,757,733,348.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,047,906 shares as of October 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2006 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2006 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets – lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Of the Company’s fiscal 2006 net sales of approximately $2.4 billion, the lighting equipment segment generated approximately 77% of total net sales while the specialty products segment provided the remaining 23%. Financial information relating to the Company’s two segments for the past three fiscal years is included in Note 12 of the Notes to Consolidated Financial Statements included in this report.

Business Segments

Lighting Equipment

The lighting equipment business of Acuity Brands is operated by Acuity Brands Lighting (“ABL”). ABL is one of the world’s leading providers of lighting fixtures for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional (“C&I”), industrial, infrastructure, and residential applications. ABL manufactures and procures lighting products in the United States, Mexico, Europe, and China. These products are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Gotham®, Hydrel®, Peerless®, Antique Street Lamps™, Carandini®, American Electric Lighting®, SpecLight®, and Metal Optics®. ABL manufactures products in 13 plants in North America and three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, electric utilities, municipalities, and lighting showrooms located in North America and select international markets. In North America, ABL’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ABL employs a sales force that utilizes distribution methods to meet specific individual customer or country requirements. In fiscal 2006, North American sales accounted for approximately 97% of ABL’s net sales. See Note 12 of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

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

Acuity Specialty Products sells products to customers primarily in North America and Western Europe. In fiscal 2006, North American sales accounted for approximately 93% of the net sales of ASP. ASP serves a broad range of industrial and institutional customers, including municipalities and businesses ranging from small sole proprietorships to the largest corporations in the U.S. The core I&I business is made up of customers to whom cleaning chemicals are important to the business and, typically, where the decision to purchase is local. While ASP services a wide array of business segments, individual markets in the I&I channel include food processing and preparation, transportation, education, automotive, government, and hospitality. Retail channels include large and small home improvement centers, mass merchandisers, and hardware stores. ASP sells numerous products under such well-known brands as Zep®, Enforcer®, Zep Commercial®, and Selig™.

Industry Overview

Lighting Equipment

The current size of the North American lighting fixture market is estimated at $10.4 billion. The North American lighting fixture market consists of non-portable lighting fixtures as defined by the National Electrical Manufacturers Association and lighting related products such as emergency lighting equipment, poles, controls, and modular wiring systems. The U.S. market represents approximately 85% of the North American market. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 55% of the total North American lighting market. The remainder of the market is made up of an estimated 1,200 lighting manufacturers.

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

Based on industry data for 2006, new construction accounts for approximately 82% of non-residential contract award values, while renovations account for approximately 18%, though this mix can vary depending on economic conditions. Major trends that can impact the industry include the development of new technologies for lamps and ballasts, new product trends, federal and state regulatory requirements, energy tax legislation, and sustainable design trends.

There has been a significant increase in the size and relative presence of the retail home improvement center segment in the past several years. In addition, imports of foreign-sourced lighting fixtures continue to grow, driven by both the foreign production of U.S. manufacturers and imports of low-cost fixtures primarily from Asian manufacturers. Consolidation remains a key trend in the electrical industry. Recent announcements of combinations among electrical distributors are evidence of this continuing trend. Additionally, certain significant retail home improvement businesses are expanding into the wholesale electrical distribution market through acquisitions.

Specialty Products

The Company estimates that the U.S. I&I cleaning chemicals market is $9.1 billion and is highly fragmented. The Company believes that six major players (including Acuity Specialty Products) represents approximately 50% of the total U.S. I&I market with the remainder divided among hundreds of regional players. In general, the Company estimates that the U.S. I&I market grows at a rate approximating Gross Domestic Product (“GDP”). To some extent, consumption of janitorial cleaning and sanitation products is discretionary, but in a health-driven, sophisticated market such as the U.S., the Company believes that health and safety regulations and customer expectations somewhat buffer demand downturns. Increasing legislation in the areas of food and occupational health that require increased ranges of application and frequency of use is fueling growth in demand. In addition to the U.S. I&I market, there is a U.S. retail cleaning chemical market that is estimated at $4.4 billion.

The Company believes that several major trends are affecting the industry. Health and safety regulations are shrinking the pool of available chemicals while at the same time increasing total usage rates. These trends have pushed development of improved product formulations and application methods. Increased centralized corporate buying and consolidation of the supply chain are threatening reselling distributors and requiring a reexamination of the supply chain processes and services to ensure they are adding value for their customers. More recently, significant increases in commodity costs are requiring manufacturers to increase selling prices, which the Company believes to be having a dampening effect on customer demand.

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

Lighting fixtures for numerous applications in a multitude of industry segments accounted for approximately 67% of total consolidated net sales for Acuity Brands in fiscal year 2006, and approximately 65% of total consolidated net sales during fiscal years 2005 and 2004. This does not include sales related to items such as wiring products, controls, and emergency lighting.

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

Sales of specialty chemical products, excluding items sold to facilitate the use of chemicals, accounted for approximately 19% of total consolidated net sales for Acuity Brands during fiscal year 2006 and 20% of total consolidated net sales during fiscal years 2005 and 2004.

Sales and Marketing

Lighting Equipment

Sales. ABL calls on customers in the North American market with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. These sales forces consist of approximately 200 company-employed salespeople and a network of approximately 160 independent sales agencies, each of which employs numerous salespeople. ABL also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.

Marketing. ABL markets its products to a multitude of end users through a broad spectrum of marketing and promotional vehicles, including direct customer contact, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the internet and other electronic media. On-site training is conducted at dedicated product training facilities in Conyers, Georgia; Newark, Ohio; and Austin, Texas.

Specialty Products

Sales. The sales organization at ASP consists of approximately 1,700 sales representatives worldwide. The compensation model in the I&I channel is primarily commission-based. Net sales are largely dependent on the hiring, training, and retention of the commissioned sales representatives.

The ASP sales organization covers the U.S., Canada, Italy, Belgium, Luxemburg, and the Netherlands, and certain other smaller markets. The I&I market is serviced primarily through 1,230 sales representatives in the United States, 150 sales representatives in Canada and 270 sales representatives throughout Europe, supplemented by a complement of customer and technical service personnel. The retail sales division utilizes approximately 50 salaried sales and management personnel to focus on the home center and hardware channels.

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

Customers

A single customer in the home improvement channel, The Home Depot, accounted for approximately 13% of net sales of Acuity Brands during fiscal years 2006 and 2005, and 12% of net sales in fiscal year 2004. The loss of that customer could temporarily adversely affect the Company’s results of operations.

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

Specialty Products

Customers of ASP consist of I&I customers (approximately 84% of ASP net sales in 2006) and retail customers (approximately 16% of ASP net sales in 2006). I&I customers range from sole proprietorships to the largest corporations in the U.S. and government agencies. These customers are in various markets, including food processing and preparation, transportation, industrial, hospitality, government, and contractors and homeowners. The core I&I business is made up of varying sized customers to whom cleaning chemicals are important to the business and, typically, where the decision to purchase is local. Retail customers primarily include large and small home improvement centers, mass merchandisers, and hardware stores.

Manufacturing

Acuity Brands, through its two businesses, operates 22 manufacturing facilities, including 10 facilities in the United States, six facilities in Mexico, five facilities in Europe, and one facility in Canada.

Lighting Equipment

ABL utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as ballasts, are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower ABL-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. ABL also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. Net sales of product manufactured by others currently accounts for approximately 22% of the total net sales of ABL. Of total product manufactured by ABL, U.S. operations produce approximately 40%; Mexico produces approximately 56%; and Europe produces approximately 4%. ABL has one supplier of significance and a loss of that supplier could have a material adverse impact on operations for up to approximately six months. ABL purchased approximately $65.3 million in finished goods from this supplier in 2006.

During fiscal 2006, management continued to focus on initiatives to make the Company more globally competitive. One of these initiatives at ABL related to enhancing its global supply chain and included the consolidation of certain manufacturing facilities into more efficient locations. Since 2002, ABL has closed ten facilities as part of this initiative. This initiative, the Manufacturing Network Transformation (“MNT”), has resulted in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. Total square footage used for manufacturing at ABL has been reduced by approximately 23% over the past four fiscal years as a result of MNT and other programs.

Specialty Products

ASP manufactures products at six facilities located in the United States, Canada, Holland, and Italy. The three U.S. facilities produce approximately 89% of manufactured product; the Canadian facility produces approximately 6%; and the two European facilities produce approximately 5%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 25% of the net sales volume of ASP. Outsourced product is predominately manufactured in the U.S. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ASP.

Distribution

Lighting Equipment

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Specialty Products

Products sold to I&I markets are shipped from strategically located distribution centers and local branch warehouses throughout North America and in Europe, while retail products are distributed nationwide from the Georgia and Dallas plants and warehouses. Products are primarily delivered through common carriers.

Research and Development

Lighting Equipment

Research and development efforts at ABL are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp and ballast manufacturers are maintained to understand technology enhancements and incorporate them in ABL’s fixture designs. ABL operates five separate product development model facilities, incorporating eight photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For fiscal years 2006, 2005, and 2004, research and development expense at ABL was $30.0 million, $27.1 million, and $27.9 million, respectively.

Specialty Products

At ASP, research and development is directed at developing product systems that provide comprehensive solutions for broad-based customer applications. Additionally, efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Special emphasis has been placed on the development of “green” products based on renewable and environmentally preferred raw materials. Technical expertise is employed to move proven technologies into new applications. Research and development expense at ASP for fiscal years 2006, 2005, and 2004, excluding technical services, was $2.0 million, $1.8 million, and $2.1 million, respectively.

Competition

Lighting Equipment

The lighting equipment industry served by ABL is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality and design, customer relationships, and service capabilities. Primary competitors in the lighting industry include Cooper Industries Ltd., The Genlyte Group Incorporated, and Hubbell Incorporated. The Company estimates that the four largest lighting manufacturers (including ABL) have approximately a 55% share of the total North American lighting market.

Specialty Products

The specialty products industry served by ASP is highly competitive. Overall, competition is fragmented, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets served by ASP. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the specialty products industry include but are not limited to NCH Corporation, Rochester Midland Corporation, State Chemical Manufacturing Company, JohnsonDiversey, Inc., and Ecolab, Inc. Management estimates ASP and its major competitors have approximately 50% of the total U.S. I&I market and the remainder is divided among hundreds of regional competitors.

Environmental Regulation

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands allocates considerable resources including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. See Item 3: Legal Proceedings below for a discussion of certain environmental matters.

Raw Materials

The products produced by Acuity Brands require certain raw materials, including aluminum, plastics, electrical components, solvents, surfactants, other petroleum-based materials and components, and certain grades of steel. For example, Acuity Brands purchases approximately 115,000 tons of steel and aluminum on an annual basis depending on various factors including product mix. The Company estimates that approximately 9% of the raw materials purchased are petroleum-based. Acuity Brands purchases most raw materials on the open market and relies on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts, and finished goods), timing of price increases, and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of changes in the market price of these raw materials.

Acuity Brands does not expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to twelve months. Significant increases in the prices of Acuity Brands’ products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, the higher selling prices have lagged behind the increases in cost seen in fiscal 2005. There can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

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

Backlog Orders

The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. ASP satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer’s order is placed and, therefore, sales order backlogs for the specialty products business are not material. ABL ships approximately 40% of sales orders during the month that those orders are placed. Sales order backlogs of the lighting equipment business, believed to be firm as of August 31, 2006 and 2005, were $176.0 million and $152.2 million, respectively. This increase in backlog is net of a decrease in past due backlog resulting from improved delivery performance.

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

Seasonality and Cyclicality

The businesses of Acuity Brands exhibit some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, as well as the annual budget cycles of major customers. Because of these seasonal factors, Acuity Brands has experienced, and generally expects to experience, its highest sales in the last two quarters of each fiscal year.

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

International Operations

Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 60% and 11% of the products manufactured by the lighting equipment and specialty products segments, respectively, are manufactured outside the United States.

Of total product manufactured by ABL, approximately 56% is produced in Mexico. Most of these operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has resulted in increased labor costs and could result in increased labor costs in the future. Acuity Brands may be required to make additional investments in automated equipment to partially offset potential increase in labor and wage costs.

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

For fiscal year 2006, net sales outside the U.S. represented approximately 10% and 19% of the total net sales of the lighting equipment and specialty products businesses, respectively. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

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

Employees

Acuity Brands employs approximately 10,600 people, of whom approximately 6,600 are employed in the United States, 3,100 in Mexico, 350 in Canada, and 550 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 5,000 persons (including approximately 2,300 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a. Risk Factors

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

Uncertainty of General Business and Economic Conditions

The Company operates in a highly competitive environment that is affected by a number of factors. Demand for its product offerings is sensitive to both volatility within the non-residential construction and other industrial markets, and to the effect of consolidation of the Company’s competitors. Changes in interest and foreign currency exchange rates could impair the Company’s ability to effectively access capital markets. The Company’s primary competitors have the ability to drive both pricing and product innovation within the marketplace. These competitive pressures may affect the Company’s ability to achieve desired volume growth and profitability levels under its current pricing models, which could adversely impact results from operations. See above discussion of seasonality and cyclicality.

Foreign Economic, Political, Military, or Other Events

The Company manufactures and sources certain amounts of raw materials, component parts, or finished goods outside of the United States. The Company’s operations as well as those of key vendors are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. Barriers to trade and other uncertainties within these foreign domiciles could affect the Company’s ability to continue to manufacture and source material from abroad as well as future expansion into emerging markets outside of the United States.

Fluctuation in Raw Material and Component Costs

The Company utilizes a variety of raw materials and components in its production process including petroleum based chemicals, steel, copper, ballasts, and aluminum. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to achieve operating margins acceptable to shareholders. The Company sources these goods from a number of suppliers and is, therefore, reasonably insulated from risks affecting any one supplier. However, profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive governmental, legal, natural disasters, and other events that could impact both supply and price.

Future Growth through Strategic Acquisition

The Company has previously endeavored, and may again endeavor to improve the business through strategic acquisition. The Company will gain from such activity only to the extent that it can effectively leverage the assets, including personnel, and operating processes of the acquired businesses. Uncertainty is inherent within the acquisition process, and unforeseen circumstances arising from future acquisitions could offset their anticipated benefits. Any of these factors could adversely affect the Company’s results of operations, including its ability to generate positive operating cash flows.

Susceptibility to Disruptive Technologies

Acuity Brands is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances, including having access to technologies generated by others and the obtaining of appropriate patents, play a significant role in protecting Acuity Brand’s intellectual property and development activities. However, the continual development of new technologies (e.g., LEDs and lamp ballast systems) by existing and new source suppliers looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s, and specifically ABL’s, ability to sustain operating profit margin and desirable levels of volume.

Unexpected Development of Legal and Environmental Contingencies

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement, environmental, and product liability claims. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. Changes from expectations for the resolution of outstanding legal and environmental claims and assessments, including the investigation related to the operation of ASP’s wastewater pretreatment plant and other waste management practices at a facility in Atlanta, Georgia, could have a material impact on the Company’s financial condition, including loss of governmental and related business, disruption of production, and higher operating costs at the Atlanta facility.

Inability to Sustain Customer Relationships

Acuity Brands is focused on improving product quality and enhancing its customer service capabilities in each segment. Relationships forged with customers, including The Home Depot, which represents approximately 13% of the Company’s total net sales, are directly impacted by the Company’s ability to deliver high quality products and service. Innovation in design and technology achieved by competitors could have a negative impact on customer acceptance of the Company’s products. Additionally, the Company sources many materials and components used in our production processes from third-party suppliers. The Company has recently incurred recall costs associated with faulty items purchased from third-party suppliers. While the Company anticipates reimbursement for the majority of the recall costs, the inability to effectively manage customer relationships during the recall process could have an adverse effect on the Company’s ability to maintain desired levels of profitability and volume.

Attraction and Retention of a Highly Skilled Workforce

The success of the Company is dependent upon the continued service of its highly skilled workforce, and its ability to attract and retain new personnel. The challenge to attract top talent is a formidable one given the competition for such talent within the Company’s markets. Failure to maintain a qualified workforce could have a material adverse effect on the Company’s results of operations.

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities
Lighting Equipment	12	4	Manufacturing Facilities
	—	6	Warehouses
	1	5	Distribution Centers
	7	23	Offices
Specialty Products	4	2	Manufacturing Facilities
	4	37	Warehouses/Branches
	—	2	Distribution Centers
	—	9	Offices

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total
Lighting Equipment
Owned	6	—	5	1	12
Leased	1	—	1	2	4
Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	10	1	6	5	22

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

During fiscal 2006, the United States Department of Justice (“DOJ”), through the United States Attorney for the Northern District of Georgia, continued its grand jury investigation of ASP’s environmental practices. The investigation has primarily focused on the operation of ASP’s wastewater pretreatment plant at ASP’s primary manufacturing facility, located in Atlanta, Georgia, but has also included other matters such as the handling of past releases at that facility.

In connection with the DOJ investigation, the Environmental Protection Agency and the Company each analyzed samples taken from sumps at the facility that collect stormwater and groundwater, which have in the past been treated in the wastewater pretreatment plant along with manufacturing process wastewater from ASP’s manufacturing operations. The sample results from the Company’s tests indicated the presence of hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is evaluating the possible need to conduct additional soil and groundwater studies pursuant to the Georgia Hazardous Site Response Act.

ASP and the Company have continued to cooperate with the DOJ investigation. The Company has estimated and accrued a liability for the cost of resolution of the DOJ proceedings. The DOJ proceedings are ongoing, and developments in the investigation and the terms of any final resolution, including whether the final resolution involves a civil or criminal disposition of the matter, could result in actual costs of resolution that are substantially higher or lower than the amount reserved. However, in light of the discretion afforded prosecutors in matters such as this, the Company cannot make a meaningful estimate of the actual costs that could possibly be higher or lower than the amount reserved. In addition to the direct costs of resolving this matter, the resolution could involve loss of governmental and related business, disruption of production, and higher operating costs at the Atlanta facility. Based on information currently available, the Company believes it will be able to resolve this matter without a material adverse impact on revenue, earnings, or cash flow. However, there can be no assurance that the resolution will not have such an impact.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI.” At October 25, 2006, there were 4,935 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2006
First Quarter	$31.96	$26.75	$0.15
Second Quarter	$40.42	$31.00	$0.15
Third Quarter	$44.35	$37.91	$0.15
Fourth Quarter	$45.18	$35.31	$0.15

2005
First Quarter	$30.34	$22.75	$0.15
Second Quarter	$32.24	$24.53	$0.15
Third Quarter	$29.07	$23.22	$0.15
Fourth Quarter	$29.67	$23.90	$0.15

2004
First Quarter	$24.34	$17.73	$0.15
Second Quarter	$26.44	$22.60	$0.15
Third Quarter	$26.89	$21.63	$0.15
Fourth Quarter	$27.83	$21.44	$0.15

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The following table reflects activity related to equity securities purchased by the Company during the quarter ended August 31, 2006:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/01/06 – 6/30/06	311,300	$38.92	311,300	2,000,000
7/01/06 – 7/31/06	450,000	$42.02	450,000	1,550,000
8/01/06 – 8/31/06	550,000	$43.68	550,000	1,000,000

Total	1,311,300	$41.98	1,311,300	1,000,000

(1)	On October 5, 2005, the Company publicly announced that its Board of Directors authorized the repurchase of up to two million shares of the Company’s outstanding common stock. The Company reached this two million share threshold on February 24, 2006. Subsequently, on March 30, 2006, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s outstanding common stock. The Company reached this two million share threshold on June 12, 2006. On June 29, 2006, the Company received authorization from the Board of Directors for the repurchase of up to an additional two million shares of the Company’s common stock. Unless terminated earlier by the resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2006. The historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto. Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001. Operating expenses in the historical income statements prior to December 1, 2001 reflect direct expenses of the businesses of Acuity Brands together with allocations of certain NSI corporate expenses that were charged to Acuity Brands based on usage or other methodologies appropriate for such expenses. In the opinion of Acuity Brands management, these allocations have been made on a reasonable basis.

	Years Ended August 31,
	2006	2005	2004	2003	2002
	(In thousands, except per-share data)
Net sales	$2,393,123	$2,172,854	$2,104,167	$2,049,308	$1,972,796
Net income	106,562	52,229	67,214	47,782	52,024
Basic earnings per share	2.43	1.21	1.60	1.15	n/a
Diluted earnings per share	2.34	1.17	1.56	1.15	n/a
Pro forma basic earnings per share	n/a	n/a	n/a	n/a	1.26

Cash and cash equivalents	88,648	98,533	14,135	16,053	2,694
Total assets	1,444,116	1,442,215	1,356,452	1,284,113	1,357,954
Long-term debt (less current maturities)	371,252	371,736	390,210	391,469	410,630
Total debt	371,895	372,303	395,721	445,808	543,121
Stockholders’ equity	542,259	541,793	477,977	408,294	401,952
Cash dividends declared per common share	0.60	0.60	0.60	0.60	0.45

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2006, 2005, and 2004. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment formulates, produces, and distributes specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,600 people worldwide.

Acuity Brands Lighting (“ABL”), produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading providers of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 22 factories and distribution facilities along with six warehouses to serve its extensive customer base. Acuity Specialty Products (“ASP”) is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP sells over 9,000 catalog-listed products and over 6,000 other products through its salaried and commissioned direct sales force, operates six plants, and serves over 300,000 customers through a network of distribution centers and warehouses. While Acuity Brands has been publicly held as a stand-alone company for approximately five years, the two segments that make up the Company have long histories and well-known brands.

Strategy

A long-term objective of Acuity Brands is to be a broader, more diversified industrial manufacturing company capable of delivering consistent growth in earnings and cash flow. A broader and more diversified company has less dependency on a single customer or market and generally experiences reduced volatility in earnings and cash flow caused by the cyclicality of a dominant industry. In 2006, Acuity Brands continued to focus on key initiatives designed to enhance and streamline its operations, including its product development and service capabilities, to create a stronger, more effective organization that is capable of consistently achieving its long-term financial goals, which are as follows:

•	Generating consolidated operating margins in excess of 10%;

•	Growing earnings per share in excess of 15% per annum;

•	Providing a return on stockholders’ equity of 15% or better;

•	Maintaining the Company’s debt to total capitalization ratio below 40%; and

•	Generating cash flow from operations less capital expenditures that is in excess of net income.

To increase the probability for the Company to achieve its long-term financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service, creating a globally competitive cost structure by eliminating non-value added activities, lowering transactional costs, improving productivity, and introducing new and innovative products more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas as well as to create a culture that demands excellence through continuous improvement. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and to be able to access certain capital markets, including banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of its financing agreements, and its ability to access capital markets.

Based on its current cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next twelve months. These needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s benefit plans, and repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. During fiscal 2006, the Board of Directors authorized the repurchase of six million shares of the Company’s outstanding common stock, of which five million had been acquired as of August 31, 2006. In fiscal 2006, repurchases of common stock, net of stock issuances attributable to option exercises and Employee Stock Purchase Plan activity, totaled two million shares. The Company currently expects to invest approximately $40.0 million to $45.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal 2007. The Company expects to contribute approximately $8.9 million in fiscal 2007 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, and to pay dividends. The Company received $61.5 million in cash from stock issuances during 2006 and used $194.9 million in cash to repurchase shares of its outstanding common stock during the same period. The Company’s available cash position at August 31, 2006 was $88.6 million, down $9.9 million from August 31, 2005 and up $74.5 million from August 31, 2004.

In 2006, the Company generated $155.9 million in cash flow from operations compared with $137.1 million and $113.3 million reported in 2005 and 2004, respectively. Cash flow from operations increased in 2006 compared with 2005 by $18.8 million due primarily to increased net income, partially offset by reduced cash flow from changes in operating working capital and the effect of tax benefits from share-based payments, the offset of which is reflected within financing activities.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $28.6 million and $32.6 million in 2006 and 2005, respectively, primarily for new tooling, machinery, equipment, and information technology. The Company continues to invest appropriately in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. As noted above, the Company expects capital spending in 2007 to increase over spending in 2006, due primarily to greater anticipated investment in equipment and tooling for new products as well as for further enhancement of its information technology capabilities. The Company believes that these investments will enhance its operations and financial performance in the future. The Company also generated approximately $4.8 million in fiscal 2006 on the sale of buildings and minor equipment.

Consolidated working capital (calculated as total current assets minus total current liabilities) at August 31, 2006 was $309.9 million compared with $318.3 million at August 31, 2005, a decrease of $8.4 million. The decrease in working capital in 2006 compared with 2005 was due primarily to the decrease in cash and increases in accounts payable and accrued compensation, partially offset by an increase in accounts receivable. Accrued compensation increased from the prior year due primarily to the increase in incentive based bonus awards, which are tied to the Company’s performance. The increase in accounts receivable was the result of higher net sales, while days sales outstanding improved in the current year. Operating working capital increased by approximately $5.8 million to $345.3 million at August 31, 2006 from $339.5 million at August 31, 2005. Operating working capital is calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable. Increased operating working capital levels were driven by the need to fund the $220.2 million increase in the Company’s revenue base. However, operating working capital as a percentage of net sales at the end of 2006 decreased to 14.4% from 15.6% in 2005. At August 31, 2006, the current ratio (calculated as total current assets divided by total current liabilities) of the Company was 1.7 compared with 1.8 at the end of 2005.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2006:

	Total	Payments Due by Period
		Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt (1)	$371,895	$643	$160,198	$199,904	$11,150
Interest Obligations (2)	188,753	33,882	64,377	38,893	51,601
Operating Leases (3)	92,814	22,109	32,669	21,314	16,722
Purchase Obligations (4)	104,861	98,504	3,890	2,467	—
Other Long-term Liabilities (5)	47,195	5,284	11,307	11,980	18,624

Total	$805,518	$160,422	$272,441	$274,558	$98,097

(1)	These amounts (which represent the amounts outstanding at August 31, 2006) are included in the Company’s Consolidated Balance Sheets. See Note 4: Long-Term Debt and Lines of Credit for additional information regarding debt and other matters.
(2)	These amounts represent the expected future interest payments on debt held by the Company at August 31, 2006 and the Company’s loans related to its corporate-owned life insurance policies (“COLI”). The substantial majority of interest payments on debt included in this table are based on a fixed rate. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected on the Company’s Consolidated Statements of Cash Flows.
(3)	The Company’s operating lease obligations are described in Note 7: Commitments and Contingencies.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(5)	These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term incentive programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, stock price fluctuations, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables as well and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations absent those contributions. See Note 3: Pension and Profit Sharing Plans for additional information.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of August 31, 2006, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. Total debt outstanding at August 31, 2006 was $371.9 million compared with $372.3 million at August 31, 2005, and consisted mainly of fixed rate, long-term debt.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”) maturing in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent twelve month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined within this financing agreement. The Company was in compliance with all financial covenants and had no borrowings outstanding at August 31, 2006 and 2005. At August 31, 2006, the Company had additional borrowing capacity of $186.5 million under the Revolving Credit Facility, under the most restrictive covenant in effect at the time, representing the full amount of the Revolving Credit Facility less $13.5 million of outstanding letters of credit issued under the facility. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding restrictions contained in the Revolving Credit Facility.

During 2006, the Company’s consolidated stockholders’ equity increased $0.5 million, or less than 1.0%, to $542.3 million at August 31, 2006. Stockholders’ equity remained essentially flat due primarily to higher net income and a lower minimum pension liability, partially offset by the impact of the net stock activity and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 40.7% and remained unchanged from the prior year. The ratio of debt, net of cash, to total capitalization, net of cash, was 34.3% at August 31, 2006, and 33.6% at August 31, 2005.

Dividends

The Company paid cash dividends on common stock of $26.9 million ($0.60 per share) during 2006 compared with $26.3 million ($0.60 per share) in 2005. The Company does not currently have any plans to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Fiscal 2006 Compared with Fiscal 2005

Consolidated Results

Consolidated net sales were $2,393.1 million in 2006 compared with $2,172.9 million reported in 2005, an increase of $220.2 million, or 10.1%. For the year ended August 31, 2006, the Company reported net income of $106.6 million compared with $52.2 million earned in 2005. Diluted earnings per share were $2.34 in 2006 as compared with $1.17 reported in 2005, an increase of 100%.

Net sales increased approximately 12.4% and 3.2% at ABL and ASP, respectively, in spite of soft economic conditions in certain key markets, particularly for the first half of the year. More than half of the growth in net sales at ABL resulted from volume expansion and new product introductions, with the remainder attributable to improved pricing and product mix. At ASP, the increase in net sales was due primarily to higher selling prices in both the industrial and institutional (“I&I”) and retail channels. Consolidated gross profit margins increased to 40.5% of net sales in 2006 from 39.1% reported in 2005. Gross profit increased $121.5 million, or 14.3% to $970.0 million in 2006 compared with $848.5 million in 2005 due primarily to the additional profit contribution from greater shipments, higher pricing that more than offset increased costs for certain raw materials and component parts, and improved productivity. Pricing actions taken by the Company over the last twelve months, improved productivity, and a better mix of products sold have allowed the Company to restore gross profit and margin to historical levels following previous declines that resulted primarily from rapidly rising costs, including for materials, which preceded these pricing actions. The Company experienced rising costs for many items including healthcare, freight, insurance, and compensation. Additionally, costs associated with raw materials and component parts increased more than $30.0 million in 2006 as compared with 2005.

Consolidated operating expenses were $772.6 million (32.3% of net sales) compared with $741.8 million (34.1% of net sales) in 2005. Operating expenses for the year-ago period included a pretax special charge of $23.0 million, reflecting costs of programs to streamline operations, improve customer service, and reduce transaction costs. The Company believes that it has generally realized its targeted annualized savings rate of $50.0 million at the end of fiscal 2006 with regard to these programs. Operating expenses in 2006 increased over the prior year primarily as a result of increased commission and freight expense due primarily to higher net sales. Also contributing to the increase were expenses related to incentive compensation, including costs associated with share-based compensation, as well as costs related to efforts to improve productivity and customer service and training and development for associates. However, in 2006 operating expenses as a percentage of net sales declined 180 basis points to 32.3% from 34.1% in the prior year.

Consolidated operating profit was $197.4 million (8.2% of net sales) in 2006 compared with $106.7 million (4.9% of net sales) reported in 2005, an increase of $90.7 million, or 85.0%. Operating profit in 2005 included the aforementioned $23.0 million special charge. The increase in operating profit in 2006 was due primarily to the increase in gross profit, partially offset by higher operating expenses as described above.

Other expense for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including $1.0 million of losses related to the sale of properties. Interest expense, net, was $33.2 million and $35.7 million in 2006 and 2005, respectively. Interest expense, net, decreased 7.0% in 2006 compared with 2005 due to lower debt balances over the course of the year in comparison with 2005 and greater interest income due to an increase in invested cash balances, partially offset by a higher weighted-average interest rate.

Net income for 2006 increased $54.4 million to $106.6 million from $52.2 million reported in 2005, which included the pre-tax special charge of $23.0 million. The increase in net income resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 34.9% and 30.2% in 2006 and 2005, respectively. The fiscal 2005 tax rate included the benefit of certain non-recurring credits associated with both the Company’s Mexican operations and state tax benefits. The fiscal 2006 tax rate was affected by certain long-term tax strategies involving the Company’s Mexican operations as well as by the current year repatriation of undistributed earnings from certain of the Company’s foreign subsidiaries done as part of the American Jobs Creation Act of 2004. The Company expects its effective income tax rate in fiscal 2007 to be approximately 35%.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1,841.0 million and $1,637.9 million for the years ending August 31, 2006, and 2005, respectively, an increase of $203.1 million, or 12.4%. The increase in net sales during 2006 was due primarily to greater unit volume, better pricing, and a more favorable mix of products sold. More than half of the increase in net sales was due to greater shipments resulting from improved customer service levels, new product introductions, and increased demand in the non-residential construction market. The effect of foreign currency fluctuation favorably impacted net sales in the current year by $4.2 million. The backlog at ABL of $176.0 million at August 31, 2006 represented an increase of $23.8 million over the prior year and was reflective of continued strength in order rates resulting from improved market conditions and successful pricing strategies. This increase in backlog is net of a decrease in past due backlog resulting from improved delivery performance.

Operating profit increased $86.8 million, or 91.8% in 2006 to $181.4 million from $94.6 million reported in 2005. Operating profit margins improved to 9.9% in 2006 from 5.8% in 2005. Operating profit in 2005 included $15.7 million of the above noted special charge. In addition to the absence of the special charge, operating profit in 2006 was positively impacted by profit contribution from the greater shipments and improved pricing and mix mentioned above as well as benefits from programs implemented to streamline operations, improve customer service, and reduce transaction costs. These benefits were partially offset by higher costs for raw materials and components, commissions, freight, and incentive compensation programs, as well as costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP were $552.1 million in 2006 compared with $535.0 million in 2005, representing an increase of $17.1 million or 3.2%. The increase in net sales was due primarily to more favorable pricing in the domestic industrial and institutional and retail channels and the favorable impact of foreign currency translation on international sales, partially offset by lower unit volume in the I&I business. The effect of foreign currency fluctuation favorably impacted net sales in the current year by $2.6 million.

Operating profit increased $6.5 million, or 15.4%, in 2006 to $48.8 million from $42.3 million reported in 2005. Operating profit margins improved to 8.8% in 2006 from 7.9% in 2005. Operating profit in 2005 included $3.6 million of the above mentioned special charge. In addition to the absence of the special charge, operating profit was positively impacted by benefits from programs implemented to streamline operations, profit contribution from pricing, and benefits from cost containment programs. These benefits were partially offset by higher costs for materials and freight, a pre-tax charge of $1.2 million related to a product recall due to defective containers purchased from a vendor, and increased legal expenses related to environmental matters.

Corporate

Corporate expenses increased to $32.8 million in 2006 from $30.2 million reported in 2005 (which included $3.8 million of the special charge discussed above). The benefit from the absence of the special charge was more than offset by an increase in incentive compensation, including expense related to share-based compensation. The increase in share-based compensation expense was due primarily to the effect of higher current year stock price appreciation on Company-wide restricted stock incentives and other share-based programs and to increased expense related to the Company’s adoption of SFAS No. 123(R). During the fourth quarter of fiscal year 2006, the Company amended its share-based award programs subject to variable accounting treatment, and by doing so will no longer be required to record additional expense related to stock price appreciation. See further information in Note 6 of Notes to Consolidated Financial Statements.

Fiscal 2005 Compared with Fiscal 2004

Consolidated Results

Consolidated net sales were $2,172.9 million in 2005 compared with $2,104.2 million reported in 2004, an increase of $68.7 million, or 3.3%. For the year ended August 31, 2005, the Company reported net income of $52.2 million compared with $67.2 million earned in 2004. Diluted earnings per share were $1.17 in 2005 compared with $1.56 reported in 2004, a decline of 25.0%.

Economic conditions in key markets were challenging in fiscal 2005. The Company experienced weakness in certain key markets, including non-residential construction, electrical utilities, and industrial manufacturing, many of which declined from the previous year. Non-residential construction declined in calendar year 2005 for the sixth year in a row. For Acuity Brands, these conditions created a challenging business environment in 2005 characterized by weak demand in key markets coupled with significantly higher costs for certain components and raw materials. While the Company passed along much of the cost increases through higher selling prices, the price increases lagged the rise in raw material costs, which created a drag on profits and margins.

Net sales increased approximately 3.6% and 2.2% at ABL and ASP, respectively, in spite of weak economic conditions in key markets. The growth in net sales was due primarily to improved pricing, a more favorable mix of product sold within certain channels in the commercial, institutional, and industrial portions of the lighting and chemical businesses, and benefits from foreign currency fluctuation, partially offset by lower shipments in certain channels of the commercial and institutional lighting business and the retail channel of ASP. Consolidated gross profit margins decreased to 39.1% of net sales in 2005 from 40.4% reported in 2004. The decrease in gross profit margins was due primarily to higher selling prices offsetting much of the raw material increases resulting in no significant increase in gross profit, thus negatively impacting the calculation for margins. Gross profit declined by approximately $2.2 million in 2005 compared with 2004 due primarily to increases in raw material costs and the negative impact of lower production and shipment volume, partially offset by higher selling prices. The Company estimates that material and component costs were approximately $75.0 million higher in 2005 as compared with 2004.

Consolidated operating expenses were $741.8 million (34.1% of net sales), which included an aggregate special charge of $23.0 million, in 2005, compared with $712.9 million (33.9% of net sales) in 2004. On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of that program, the Company recorded a pretax charge of $17.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide, comprised of approximately 500 hourly and 600 salaried personnel. This ongoing Company-wide streamlining effort included facility consolidations and process improvement initiatives. The Company took an additional pretax charge of $6.0 million in the fourth quarter of 2005 related to the February reduction in workforce as well as certain follow-on actions under the Company’s ongoing restructuring program. The Company completed a significant portion of these efforts by the end of calendar 2005 and realized approximately $50.0 million in annualized savings by the end of its second quarter in fiscal 2006. As of August 31, 2005, the Company realized approximately $13.0 million in benefits from these efforts. The remaining $18.9 million increase in operating expenses in 2005 was due primarily to costs related to product recalls and higher costs for commission, freight, and distribution. See further discussion in Note 8 of Notes to Consolidated Financial Statements.

Consolidated operating profit was $106.7 million (4.9% of net sales) in 2005 compared with $137.9 million (6.6% of net sales) reported in 2004, a decrease of $31.2 million, or 22.6%. Operating profit in 2005 included the $23.0 million special charge partially offset by the $13.0 million in benefits discussed above. The remaining decline in operating profit was due primarily to lower gross profit and higher costs for product recalls, commissions, freight, and distribution mentioned above.

Other expense for Acuity Brands was made up primarily of interest expense and other miscellaneous, non-operating activity including gains related to sales of property of $1.9 million. Interest expense, net, was $35.7 million and $34.9 million in 2005 and 2004, respectively. Interest expense, net, increased 2.3% in 2005 compared with 2004 due to a higher weighted average interest rate for 2005 as compared with 2004, partially offset by lower debt balances over the course of the year in comparison to 2004.

The effective income tax rate reported by the Company was 30.2% and 34.5% in 2005 and 2004, respectively. The decrease in the rate in fiscal 2005 was primarily the result of certain tax credits associated with the Mexican operations and state tax benefits.

Acuity Brands Lighting

Acuity Brands Lighting reported net sales of approximately $1,637.9 million and $1,580.5 million for the years ending August 31, 2005, and 2004, respectively, an increase of $57.4 million, or 3.6%. The increase in net sales during 2005 was due primarily to improved pricing, a more favorable mix of products sold, and benefits from foreign currency fluctuation of $9.1 million, partially offset by a decline in shipments in the commercial and institutional channel and to a non-strategic customer in the home improvement channel. In 2005, non-residential construction, a core market for ABL, declined for the sixth consecutive year, negatively impacting both shipments and production. The backlog at ABL of $152.2 million at August 31, 2005 approximated the backlog at the end of the prior year.

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

Acuity Specialty Products

Net sales at ASP were $535.0 million in 2005 compared with $523.7 million in 2004, representing an increase of $11.3 million or 2.2%. The increase in 2005 net sales was due primarily to improved pricing in the industrial and institutional channel and the favorable impact of foreign currency exchange rate fluctuations of $6.2 million, partially offset by lower shipments to certain non-core customers in the retail channel.

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

Outlook

Prior to the beginning of fiscal 2006, the Company implemented a number of programs designed to streamline operations, enhance customer service, improve manufacturing and transactional efficiencies, and introduce new products and services. A significant element of these programs included actions that improved customer service in key channels of the lighting business. This improvement in service allowed the Company not only to return to historical fulfillment capacity but also to serve the growing demand for light fixtures and related products, particularly in the second half of fiscal 2006. The success of these programs, as well as ongoing continuous improvement efforts, have enabled the Company to report record operating results in fiscal 2006.

The Company expects to realize continued benefits from these and other programs to be implemented in the upcoming year. In addition, the Company anticipates that the rebound in non-residential construction, the Company’s primary market, will continue throughout 2007. Acuity Brands’ commitment to further improve service, quality, and product innovation is expected again to result in revenue growth outpacing the overall growth rate of the key markets in which the Company competes in 2007. Additionally, the Company should continue to benefit from recent price increases and on-going initiatives to improve productivity. These benefits will be partially offset by certain investments scheduled for 2007 that are aimed at accelerating growth, improving product mix, and enhancing productivity in current and future periods. The Company expects to invest between $40.0 million and $45.0 million on capital improvements focused on these priorities.

While these factors suggest a continued ability to provide increasing value to shareholders, the Company is not without challenges in the year ahead. Acuity Brands will monitor economic variables such as costs for energy, raw materials and components; the potential for a slowing U.S. economy, which could impact the pace of growth in non-residential construction; the potential economic repercussions that could result from instability caused by worldwide political events; and the potential for changes in competitive pricing dynamics. In addition, the Company is faced with execution risk around accomplishing its key strategic initiatives, which the Company is counting on to continue to fuel gains in its overall performance for key stakeholders. Further discussion of risks affecting the Company is included within Item 1a.: Risk Factors of the Business section as well as in the Cautionary Statement Regarding Forward-Looking Information below. However, all this notwithstanding, with proper execution and the continuation of the current economic and market environment, Acuity Brands expects to continue to grow in key markets by accelerating new product introductions and improving service and quality. These gains, along with expected improvements in productivity, should again allow for continued, meaningful progress towards the achievement of the Company’s long-term financial goals that are consistent with being an upper quartile performing company.

Accounting Standards Adopted in Fiscal 2006

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The EITF agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. The Company has determined the impact of the adoption of EITF 04-13 will be immaterial to the Company’s results of operations and financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. This legislation provides for the optional repatriation of cash from foreign subsidiaries allowing an 85% dividends received deduction, subject to a number of limitations. In December 2004, the Financial Accounting

Standards Board (“FASB”) issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”), indicating that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Creation Act on its plans for reinvestment or repatriation of foreign earnings. FSP No. 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. During August 2006, Acuity Brands repatriated a total of $9.2 million in previously undistributed foreign earnings and basis in accordance with the provisions afforded by the Jobs Creation Act. The total income tax provision associated with the repatriation was approximately $0.5 million, which affected the current year’s effective tax rate by less than 1.0%. See Note 10 of the Notes to Consolidated Financial Statements for further information.

The FASB also issued Staff Position FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”) in connection with the Jobs Creation Act. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is to be reported in the period in which the deduction is claimed on the Company’s tax return. Accordingly, the Company treated qualifying dividends repatriated in August 2006 under the Jobs Creation Act as a special deduction as defined by SFAS No. 109.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used when measuring fair value. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. The Company adopted SFAS No. 123(R) on September 1, 2005 using the modified-prospective transition method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. See the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Notes 2 and 6 of Notes to Consolidated Financial Statements for more information.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company adopted FIN 47 during fiscal 2006. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

Accounting Standards Yet to Be Adopted

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158

requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 16, 2008. The Company is currently evaluating the impact that this guidance will have on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on the Company’s results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided companies have not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of September 1, 2006 and the Company continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See Note 2 of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

The management of Acuity Brands believes the following represent the Company’s critical accounting estimates:

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.

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

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. To illustrate the potential impact of unfavorable changes in the assumptions underlying the fair value model, a one hundred basis point reduction in the theoretical royalty rate related to the 2006 valuation of the Holophane trade name acquired in 1999 would result in a pre-tax impairment charge of approximately $10.1 million, or 16.2% of the carrying value of the trade name.

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including employment practices, environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.

The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan designs, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense and cash flow.

Share-Based Compensation Expense

On September 1, 2005, the Company adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company has adopted SFAS No. 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in Note 6 of Notes to Consolidated Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recorded $14.0 million, $9.4 million, and $7.7 million of share-based expense for the years ended August 31, 2006, 2005, and 2004, respectively. Prior to September 1, 2005, as permitted by SFAS 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. The Company continues to account for any awards with graded vesting on a straight-line basis.

SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and the Company continues to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Therefore, expense related to share-based payments and recognized in fiscal 2006 has been reduced for estimated forfeitures. The Company’s assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2006, there was $12.8 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of August 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of one year. The cumulative effect of adoption of SFAS No. 123(R) was insignificant to the Company’s results of operations. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 2 and 6 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the adoption of SFAS No. 123(R).

Product Warranty

Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to recalls due to faulty components provided by third parties, historical warranty costs have been within expectations. However, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results and cash flow in future periods.

Litigation

Acuity Brands recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher or lower than the amounts reserved.

Environmental Matters

The Company recognizes expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. The Company is self-insured for most environmental matters.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the expected lack of engagement in significant commodity hedging transactions for raw materials and advanced purchases of certain materials; (b) the expected impact of increases in the cost of raw materials or a reduction in the number of suppliers on the Company’s operations; (c) the seasonality of the business; (d) the expected impact of the Company’s initiatives to become more globally competitive; (e) the activities that will be implemented to help the Company achieve its long-term goals, the expected outcome of these activities, and the Company’s progress towards those goals; (f) the potential impact of the loss of certain of the Company’s facilities and the related impact of various insurance programs in place; (g) the ability to increase production without substantial capital expenditures; (h) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, potential repurchase of up to an additional million shares of the Company’s outstanding common stock, and required contributions into its defined benefit plans; (i) the planned spending of approximately $40 million to $45 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2007; (j) the expected contribution by the Company to fund its defined benefit plans and the planned payment of annual dividends in 2007 consistent with those paid in 2006; (k) the expected realization of benefits from the additional actions to accelerate its efforts to streamline and improve its operations and to enhance the efficiencies of its facilities, the timing of the realization of those benefits, and the impact on fiscal 2007; (l) the expected effective income tax rate in fiscal 2007; (m) external forecasts that are projecting unit volume growth in calendar 2007 in the non-residential construction industry and the impact on the Company’s unit volume; (n) the impact of accounting standards yet to be adopted on the results of operations and financial position; and (o) the impact of changes in critical accounting estimates on the results of operations.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. A number of those risks are discussed above in Item 1a.: Risk Factors.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding the market risks of Acuity Brands.

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $12.1 million at August 31, 2006. Based on outstanding borrowings at year end, a 10% increase in market interest rates at August 31, 2006 would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the $359.8 million publicly traded fixed-rate notes, the Company’s primary debt. A 10% increase in market interest rates at August 31, 2006 would have decreased the fair value of these notes by approximately $6.8 million. See Note 4 of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a portion of products sold are sourced from the United States. A hypothetical decline in the Canadian dollar of 10% would negatively impact operating profit by approximately $7.8 million. Also, a portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $5.2 million. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in our foreign markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated October 27, 2006 appears on page 32 of this Form 10-K.

/s/ Vernon J. Nagel	/s/ Richard K. Reece
Vernon J. Nagel	Richard K. Reece
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during the year ended August 31, 2006, the Company began recording share-based expense in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

October 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Acuity Brands, Inc. maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Acuity Brands, Inc. maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2006 of Acuity Brands, Inc. and our report dated October 27, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

October 27, 2006

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$88,648	$98,533
Accounts receivable, less reserve for doubtful accounts of $6,205 at August 31, 2006, and $6,999 at August 31, 2005	379,622	345,770
Inventories	209,319	215,590
Deferred income taxes	22,456	24,873
Prepayments and other current assets	37,600	33,008

Total current assets	737,645	717,774

Property, plant, and equipment, at cost:
Land	12,436	12,303
Buildings and leasehold improvements	167,488	166,934
Machinery and equipment	396,874	382,729

Total property, plant, and equipment	576,798	561,966
Less accumulated depreciation and amortization	365,529	342,772

Property, plant, and equipment, net	211,269	219,194

Other assets:
Goodwill	346,188	344,836
Intangible assets	120,287	123,473
Deferred income taxes	5,752	4,249
Other long-term assets	22,975	32,689

Total other assets	495,202	505,247

Total assets	$1,444,116	$1,442,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$643	$567
Accounts payable	243,593	221,844
Accrued compensation	69,360	59,122
Other accrued liabilities	114,198	117,939

Total current liabilities	427,794	399,472
Long-term debt, less current maturities	371,252	371,736

Deferred income taxes	12,974	4,707

Self-insurance reserves, less current portion	14,774	16,759

Other long-term liabilities	75,063	107,748

Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,062,506 issued and 43,062,506 outstanding at August 31, 2006; and 44,976,720 shares issued and outstanding at August 31, 2005	481	450
Paid-in capital	560,973	476,034
Retained earnings	192,155	112,447
Unearned compensation on restricted stock	—	(12,536)
Accumulated other comprehensive loss items	(16,492)	(34,602)
Treasury stock, at cost, 5,000,000 shares at August 31, 2006	(194,858)	—

Total stockholders’ equity	542,259	541,793

Total liabilities and stockholders’ equity	$1,444,116	$1,442,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	Years Ended August 31,
	2006	2005	2004
Net Sales	$2,393,123	$2,172,854	$2,104,167
Cost of Products Sold	1,423,096	1,324,311	1,253,380

Gross Profit	970,027	848,543	850,787
Selling, Distribution, and Administrative Expenses	772,326	718,134	710,931
Special Charge	—	23,000	—
Impairment Charge	292	664	1,929

Operating Profit	197,409	106,745	137,927
Other Expense (Income):
Interest expense, net	33,231	35,731	34,876
Gain on sale of businesses	—	(538)	(999)
Miscellaneous expense (income), net	425	(3,280)	1,433

Total Other Expense	33,656	31,913	35,310

Income before Provision for Income Taxes	163,753	74,832	102,617
Provision for Income Taxes	57,191	22,603	35,403

Net Income	$106,562	$52,229	$67,214

Earnings Per Share:
Basic Earnings per Share	$2.43	$1.21	$1.60

Basic Weighted Average Number of Shares Outstanding	43,884	43,135	41,906

Diluted Earnings per Share	$2.34	$1.17	$1.56

Diluted Weighted Average Number of Shares Outstanding	45,579	44,752	43,201

Dividends Declared per Share	$0.60	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2006	2005	2004
Cash Provided by (Used for) Operating Activities:
Net income	$106,562	$52,229	$67,214
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	39,012	41,075	42,960
Excess tax benefits from share-based payments	(17,282)	—	—
Loss (gain) on the sale of property, plant, and equipment	1,041	(1,871)	623
Gain on sale of business	—	(538)	(999)
Deferred income taxes	1,473	(2,239)	2,684
Other non-cash charges	7,287	9,110	4,619
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	(33,853)	(12,869)	(30,513)
Inventories	6,169	6,670	(34,114)
Prepayments and other current assets	(4,590)	2,213	(2,107)
Accounts payable	21,749	14,657	40,408
Other current liabilities	23,191	19,518	7,594
Other	5,124	9,132	14,885

Net Cash Provided by Operating Activities	155,883	137,087	113,254

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(28,560)	(32,636)	(53,821)
Proceeds from the sale of property, plant, and equipment	4,751	2,987	1,761
Sale of business	151	251	2,477

Net Cash Used for Investing Activities	(23,658)	(29,398)	(49,583)

Cash Provided by (Used for) Financing Activities:
Repayments of revolving credit facility, net	—	(4,000)	(1,000)
Repayments of short-term secured borrowings	—	—	(48,000)
Repayments of long-term debt	(473)	(19,486)	(1,153)
Employee stock purchase plan issuances	272	1,589	1,506
Stock options exercised	61,202	25,519	8,158
Repurchases of common stock	(194,858)	—	—
Excess tax benefits from share-based payments	17,282	—	—
Dividends	(26,854)	(26,342)	(25,409)

Net Cash Used for Financing Activities	(143,429)	(22,720)	(65,898)

Effect of Exchange Rate Changes on Cash	1,319	(571)	309

Net Change in Cash and Cash Equivalents	(9,885)	84,398	(1,918)
Cash and Cash Equivalents at Beginning of Year	98,533	14,135	16,053

Cash and Cash Equivalents at End of Year	$88,648	$98,533	$14,135

Supplemental Cash Flow Information:
Income taxes paid during the year	$40,946	$27,147	$27,220
Interest paid during the year	34,184	36,517	35,245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Items			Treasury Stock	Unearned Compen- sation on Restricted Stock	Total
					Minimum Pension Liability	Forward Contracts	Currency Translation Adjustment
Balance, August 31, 2003	$—	$417	$407,621	$44,755	$(30,863)	$—	$(11,902)	$—	$(1,734)	$408,294
Comprehensive income:
Net income	67,214	—	—	67,214	—	—	—	—	—	67,214
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $427)	5,740	—	—	—	—	—	5,740	—	—	5,740
Forward contracts adjustment	(54)	—	—	—	—	(54)	—	—	—	(54)
Minimum pension liability adjustment (net of tax benefit of $4,623)	7,872	—	—	—	7,872	—	—	—	—	7,872

Other comprehensive income (loss)	13,558

Comprehensive income	$80,772

Amortization, issuance, and forfeitures of restricted stock grants	—	3	6,496	—	—	—	—	—	(3,875)	2,624
Employee Stock Purchase Plan issuances	—	1	1,505	—	—	—	—	—	—	1,506
Stock issued in connection with long-term incentive plan	—	—	140	—	—	—	—	—	—	140
Cash dividends of $0.60 per share paid on common stock	—	—	—	(25,409)	—	—	—	—	—	(25,409)
Stock options exercised	—	5	8,153	—	—	—	—	—	—	8,158
Tax effect on stock options and restricted stock	—	—	1,892	—	—	—	—	—	—	1,892

Balance, August 31, 2004	—	426	425,807	86,560	(22,991)	(54)	(6,162)	—	(5,609)	477,977
Comprehensive income:
Net income	$52,229	—	—	52,229	—	—	—	—	—	52,229
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $1,169)	6,131	—	—	—	—	—	6,131	—	—	6,131
Forward contracts adjustment	54	—	—	—	—	54	—	—	—	54
Minimum pension liability adjustment (net of tax benefit of $6,801)	(11,580)	—	—	—	(11,580)	—	—	—	—	(11,580)

Other comprehensive income (loss)	(5,395)

Comprehensive income	$46,834

Amortization, issuance, and forfeitures of restricted stock grants	—	6	14,941	—	—	—	—	—	(6,927)	8,020
Employee Stock Purchase Plan issuances	—	1	1,588	—	—	—	—	—	—	1,589
Cash dividends of $0.60 per share paid on common stock	—	—	—	(26,342)	—	—	—	—	—	(26,342)
Stock options exercised	—	17	25,502	—	—	—	—	—	—	25,519
Tax effect on stock options and restricted stock	—	—	8,196	—	—	—	—	—	—	8,196

Balance, August 31, 2005	—	450	476,034	112,447	(34,571)	—	(31)	—	(12,536)	541,793
Comprehensive income:
Net income	$106,562	—	—	106,562	—	—	—	—	—	106,562
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment (net of tax expense of $146)	5,387	—	—	—	—	—	5,387	—	—	5,387
Minimum pension liability adjustment (net of tax benefit of $7,708)	12,723	—	—	—	12,723	—	—	—	—	12,723

Other comprehensive income (loss)	18,110

Comprehensive income	$124,672

Amortization, issuance, and forfeitures of restricted stock grants	—	1	18,749	—	—	—	—	—	—	18,750
Reversal of prior recorded Unearned Compensation on Restricted Stock	—	—	(12,536)	—	—	—	—	—	12,536	—
Employee Stock Purchase Plan issuances	—	—	272	—	—	—	—	—	—	272
Cash dividends of $0.60 per share paid on common stock	—	—	—	(26,854)	—	—	—	—	—	(26,854)
Stock options exercised	—	30	61,172	—	—	—	—	—	—	61,202
Repurchases of common stock	—	—	—	—	—	—	—	(194,858)	—	(194,858)
Tax effect on stock options and restricted stock	—	—	17,282	—	—	—	—	—	—	17,282

Balance, August 31, 2006		$481	$560,973	$192,155	$(21,848)	$—	$5,356	$(194,858)	$—	$542,259

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $61.6 million and $60.2 million at August 31, 2006 and 2005, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2006. Additionally, net sales to The Home Depot through ABL and ASP accounted for approximately 13% of consolidated net sales of Acuity Brands in fiscal years 2006 and 2005, and approximately 12% of consolidated net sales in fiscal year 2004.

Reclassifications

Certain prior-period amounts have been reclassified to conform to current year presentation. In accordance with the Company’s adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, amounts previously reported separately as Stock Compensation Expense have been included in Selling, Distribution, and Administrative Expenses within the Consolidated Statement of Operations. See the below listed discussion of share-based compensation for further detail.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2006	2005
Raw materials and supplies	$70,839	$74,048
Work in progress	14,613	15,561
Finished goods	135,518	136,825

	220,970	226,434
Less: Reserves	(11,651)	(10,844)

	$209,319	$215,590

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2006		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(3,087)	$13,030	$(2,652)
Distribution network	53,000	(12,520)	53,000	(10,750)
Other	11,857	(7,007)	11,857	(6,026)

Total	$77,887	$(22,614)	$77,887	$(19,428)

Unamortized intangible assets:
Trade names	$65,014		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. This analysis did not result in an impairment charge during fiscal years 2006, 2005, or 2004. The Company recorded amortization expense of $3.2 million related to intangible assets with finite lives during fiscal years 2006, 2005, and 2004. Amortization expense is projected to be approximately $3.2 million in each of the next five years.

The changes in the carrying amount of goodwill during the year are summarized as follows:

	ABL	ASP	Total
Balance as of August 31, 2005	$313,613	$31,223	$344,836
Currency translation adjustments	1,020	332	1,352

Balance as of August 31, 2006	$314,633	$31,555	$346,188

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2006, 2005, or 2004.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2006	2005
Long-term investments (1)	$14,718	$17,668
Intangible pension asset	693	1,027
Note receivable, net	1,006	2,145
Debt issue costs	948	1,466
Assets held for sale	4,364	9,508
Miscellaneous	1,246	875

	$22,975	$32,689

(1)	Long-term investments—The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Operations and generally offset the change in the deferred compensation liability. The decrease since August 31, 2005 was due primarily to payments made to certain participants in these deferred compensation arrangements.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2006	2005
Accrued pension liability	$28,448	$49,391
Deferred compensation and postretirement benefits other than pensions (1)	45,256	53,934
Director deferred compensation plan	408	3,240
Postemployment benefit obligation (2)	421	430
Miscellaneous	530	753

	$75,063	$107,748

(1)	Postretirement benefits other than pensions—The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations. See Note 6 to the Notes to Consolidated Financial Statements for more information regarding these plans.
(2)	Postemployment benefit obligation—SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $120.8 million, $104.1 million, and $103.4 million in fiscal years 2006, 2005, and 2004, respectively.

Share-Based Compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. The Company has adopted SFAS No. 123(R) using the modified prospective method and has applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (see Note 6 of Notes to Consolidated Financial Statements for further discussion of these plans). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to September 1, 2005, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated.

Had share-based expense for the Company’s stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the Distribution (see definition of Distribution in the Long-Term Debt section of Note 4 of Notes to Consolidated Financial Statements), consistent with the recognition provisions of SFAS No. 123(R), the Company’s net income and earnings per share would have been impacted as follows for the years ended August 31, 2005 and 2004:

	Years Ended August 31,
	2005	2004
Net income, as reported	$52,229	$67,214
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	218	264
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	2,531	5,099

Net income, pro forma	$49,480	$61,851

Earnings per share:
Basic earnings per share – as reported	$1.21	$1.60

Basic earnings per share – pro forma	$1.14	$1.47

Diluted earnings per share – as reported	$1.17	$1.56

Diluted earnings per share – pro forma	$1.10	$1.42

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The pro forma effect of applying SFAS No. 123(R) may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts of awards are generally made each year. Employee contributions to the Acuity Brands, Inc. Employee Stock Purchase Plan were suspended at the end of the third quarter of fiscal 2005. The Company began accepting contributions under new terms in the third quarter of fiscal 2006. The new terms allow this plan to be considered non-compensatory under SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company recognized the full fair value of restricted stock awards upon issuance within stockholders’ equity. At the end of fiscal 2005, approximately $12.5 million of deferred compensation costs had been recognized in paid-in capital, offset by an equal amount recorded in unearned compensation on restricted stock. Pursuant to the adoption of SFAS No. 123(R) in fiscal 2006, the Company reversed previously recorded deferred compensation costs, and recognized equity instruments pertaining to restricted stock awards in accordance with the related awards’ vesting provisions.

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $14.0 million, $9.4 million, and $7.7 million of share-based expense for the years ending August 31, 2006, 2005, and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.9 million, $2.8 million, $2.7 million for the years ending August 31, 2006, 2005, and 2004, respectively. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $17.3 million were included in financing activities in the Company’s Statements of Cash Flows for the year ending August 31, 2006.

See Note 6 of Notes to Consolidated Financial Statements for more information.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses amounted to $32.0 million, $28.9 million, and $30.0 million during fiscal years 2006, 2005, and 2004, respectively.

Advertising

Advertising costs are expensed as incurred and were $21.3 million, $20.7 million, and $20.1 million during fiscal years 2006, 2005, and 2004, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Foreign Currency Translation

The functional currency for the foreign operations of Acuity Brands is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Gains or losses resulting from foreign currency transactions are included in Miscellaneous expense (income), net in the Consolidated Statements of Operations and were insignificant in fiscal years 2006, 2005, and 2004.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2006	2005	2004
Interest expense	$34,535	$36,735	$35,553
Interest income	(1,304)	(1,004)	(677)

Interest expense, net	$33,231	$35,731	$34,876

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is comprised primarily of gains or losses resulting from the sale of property, plant, and equipment and gains or losses on foreign currency transactions.

Accounting Standards Adopted in Fiscal 2006

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF

04-13”). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The EITF agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. The Company has determined the impact of the adoption of EITF 04-13 will be immaterial to the Company’s results of operations and financial position.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. This legislation provides for the optional repatriation of cash from foreign subsidiaries allowing an 85% dividends received deduction, subject to a number of limitations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”), indicating that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Creation Act on its plans for reinvestment or repatriation of foreign earnings. FSP No. 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. During August 2006, Acuity Brands repatriated a total of $9.2 million in previously undistributed foreign earnings and basis in accordance with the provisions afforded by the Jobs Creation Act. The total income tax provision associated with the repatriation was approximately $0.5 million, which affected the current year’s effective tax rate by less than 1.0%. See Note 10 of the Notes to Consolidated Financial Statements for further information.

The FASB also issued Staff Position FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP No. 109-1”) in connection with the Jobs Creation Act. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is to be reported in the period in which the deduction is claimed on the Company’s tax return. Accordingly, the Company treated qualifying dividends repatriated in August 2006 under the Jobs Creation Act as a special deduction as defined by SFAS No. 109.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. It does not specify a preference for a type of valuation model to be used when measuring fair value. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. The Company adopted SFAS No. 123(R) on September 1, 2005 using the modified-prospective transition method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. See the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Notes 2 and 6 of Notes to Consolidated Financial Statements for more information.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company adopted FIN 47 during fiscal 2006. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Accounting Standards Yet to Be Adopted

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 16, 2008. The Company is currently evaluating the impact that this guidance will have on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on the Company’s results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided companies have not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of September 1, 2006 and the Company continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

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

The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2006 and 2005, using measurement dates of May 31, 2006 and 2005, respectively:

	Domestic Plans August 31,		International Plans August 31,
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$117,864	$96,896	$28,627	$26,111
Service cost	2,779	2,396	55	743
Interest cost	6,035	6,121	1,409	1,517
Plan amendments	22	—	—	—
Curtailment	—	—	—	23
Actuarial (gain) loss	(16,983)	18,432	3,443	1,414
Benefits paid	(6,107)	(5,981)	(351)	(1,163)
Other	—	—	1,846	(18)

Benefit obligation at end of year	$103,610	$117,864	$35,029	$28,627

Change in Plan Assets:
Fair value of plan assets at beginning of year	$77,298	$71,579	$17,605	$15,439
Actual return on plan assets	7,206	6,570	3,992	2,220
Employer contributions	5,322	5,130	1,130	832
Employee contributions	—	—	—	242
Benefits paid	(6,107)	(5,981)	(305)	(1,090)
Other	—	—	1,277	(38)

Fair value of plan assets at end of year	$83,719	$77,298	$23,699	$17,605

Funded Status:
Funded status	$(19,891)	$(40,566)	$(11,330)	$(11,022)
Unrecognized actuarial loss	25,947	45,946	10,328	10,301
Unrecognized transition asset	—	(108)	—	—
Unrecognized prior service cost	462	754	—	—

Net amount recognized at end of year	$6,518	$6,026	$(1,002)	$(721)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(19,357)	$(39,850)	$(10,211)	$(10,691)
Intangible asset	693	1,027	—	—
Accumulated other comprehensive loss	25,182	44,849	9,209	9,970

Net amount recognized at end of year	$6,518	$6,026	$(1,002)	$(721)

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $103.6 million, $102.9 million, and $83.7 million, respectively, as of August 31, 2006, and $117.9 million, $117.1 million, and $77.3 million, respectively, as of August 31, 2005. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $35.0 million, $33.8 million, and $23.7 million, respectively, as of August 31, 2006, and $28.6 million, $28.2 million, and $17.6 million, respectively, as of August 31, 2005.

Components of net periodic pension cost for the fiscal years ended August 31, 2006, 2005, and 2004 included the following:

	Domestic Plans			International Plans
	2006	2005	2004	2006	2005	2004
Service cost	$2,779	$2,396	$3,493	$55	$743	$1,085
Interest cost	6,035	6,121	5,775	1,409	1,517	1,375
Expected return on plan assets	(6,444)	(6,089)	(5,392)	(1,145)	(1,183)	(988)
Amortization of prior service cost	52	89	102	—	—	—
Amortization of transitional asset	(108)	(131)	(131)	—	—	—
Recognized actuarial loss	2,255	1,428	2,259	579	368	375

Net periodic pension cost	$4,569	$3,814	$6,106	$898	$1,445	$1,847

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2006	2005	2006	2005
Discount rate	6.3%	5.3%	5.0%	5.0%
Rate of compensation increase	5.5%	5.5%	3.8%	3.5%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.3%	6.5%	6.0%	5.0%	5.8%	5.5%
Expected return on plan assets	8.5%	8.5%	8.5%	6.8%	7.3%	7.0%
Rate of compensation increase	5.5%	5.5%	5.1%	3.5%	4.8%	4.3%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $1.0 million for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 120 basis points in 2006, which contributed to the increase in net periodic pension cost associated with those plans. The discount rate used in computing the net periodic pension cost for the Company’s international plans also declined, however the larger of these two plans was frozen during fiscal 2005 and replaced with a defined contribution plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 million and $0.2 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2006, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2006, the international asset target allocation was 86% equity securities, 12% fixed income securities, and 2% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2006 and 2005 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2006	2005	2006	2005
Equity securities	59.2%	58.0%	83.9%	83.8%
Fixed income securities	34.5%	36.0%	14.1%	13.9%
Real estate	6.3%	6.0%	2.0%	2.3%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $7.7 million and $1.2 million to its domestic and international defined benefit plans, respectively, during 2007. These amounts are based on the total contributions needed during 2007 to satisfy current law minimum funding requirements.

Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2007	$10,106	$404
2008	10,531	428
2009	10,499	444
2010	10,879	467
2011	7,114	465
2012-2016	36,885	3,567

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $7.1 million in 2006, $6.6 million in 2005, and $6.5 million in 2004. Effective February 2002, participants in all of the Company’s defined contribution plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2006, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $18.8 million, which represented approximately 4.9% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Long-Term Debt and Lines of Credit

Long-Term Debt

The Company’s long-term debt at August 31, 2006 and 2005, consisted of the following:

	2006	2005
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $101 in 2006 and $143 in 2005	$159,899	$159,857
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $96 in 2006 and $121 in 2005	199,904	199,879
Other notes	12,092	12,567

	371,895	372,303
Less – Amounts payable within one year included in current liabilities	643	567

	$371,252	$371,736

Future annual principal payments of long-term debt are as follows for fiscal years ending August 31:

Amount
2007	$643
2008	300
2009	159,898
2010	199,904
2011	—
Thereafter	11,150

$371,895

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

In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0%. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375%. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. Because the $160.0 million and the $200.0 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on comparison of notes of similar size, ratings, and tenor, the fair values of the $160.0 million and $200.0 million notes are believed to approximate $158.4 million and $212.7 million, respectively at August 31, 2006. Excluding the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other notes consist primarily of two industrial revenue bonds (a $7.2 million bond maturing in 2018 and a $4.0 million bond maturing in 2021) and a five-year note with an outstanding balance of approximately $0.9 million at August 31, 2006. The industrial revenue bonds are tax-exempt variable rate instruments that reset on a weekly basis. The interest rates were approximately 3.5% and 2.5% for the $4.0 million bond and 3.4% and 2.5% for the $7.2 million bond at August 31, 2006 and 2005, respectively. The five-year note is denominated in Euros and bears interest at a variable rate, which was 4.8% and 4.5% at August 31, 2006 and 2005, respectively. Principal payments are made in equal semi-annual installments.

Lines of Credit

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of ABL and ASP. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $328.4 million at August 31, 2006. There were no outstanding borrowings at August 31, 2006 and 2005 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. During fiscal years 2006 and 2005, commitment fees were computed at a rate of 0.175% per annum on the average unused balances for each of those years. Commitment fees paid during the years ended August 31, 2006 and 2005 were $0.2 million and $0.1 million, respectively. Effective September 28, 2006, the commitment fee was reduced to 0.125%.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2006 and 2005 under the Revolving Credit Facility. At August 31, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $186.5 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $13.5 million discussed below. The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorganChase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, as of August 31, 2006 and 2005, the Applicable Margin was 0.50% and 0.60%, respectively. During fiscal years 2006 and 2005, commitment fees were computed at a rate of 0.125% and 0.150%, respectively, and commitment fees paid during each of those years were $0.3 million.

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

At August 31, 2006, the Company had outstanding letters of credit totaling $25.2 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

providing credit support for the Company’s industrial revenue bonds. At August 31, 2006, a total of $13.5 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

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

Common Stock

Changes in common stock for the years ended August 31, 2004, 2005, and 2006 were as follows:

	Common Stock (in thousands)
	Shares	Amount
Balance, August 31, 2003	41,675	$417
Issuance of restricted stock grants, net of forfeitures	278	3
Employee stock purchase plan issuances	86	1
Stock options exercised	557	5

Balance, August 31, 2004	42,596	426
Issuance of restricted stock grants, net of forfeitures	603	6
Employee stock purchase plan issuances	77	1
Stock options exercised	1,701	17

Balance, August 31, 2005	44,977	450
Issuance of restricted stock grants, net of forfeitures	128	1
Employee stock purchase plan issuances	7	—
Stock options exercised	2,951	30

Balance, August 31, 2006	48,063	$481

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

During fiscal 2006, the Company’s Board of Directors authorized a stock repurchase program whereby 6.0 million shares of the Company’s outstanding common stock were approved for repurchase. At August, 31, 2006, the Company had repurchased 5.0 million shares at a cost of $194.9 million. All repurchased shares were accounted for at cost and were recorded as treasury stock at current fiscal year-end.

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2006 and 2005.

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

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2006, 2005, and 2004:

	Years Ended August 31,
	2006	2005	2004
Basic earnings per share:
Net income	$106,562	$52,229	$67,214
Basic weighted average shares outstanding	43,884	43,135	41,906

Basic earnings per share	$2.43	$1.21	$1.60

Diluted earnings per share:
Net income	$106,562	$52,229	$67,214
Basic weighted average shares outstanding	43,884	43,135	41,906
Common stock equivalents (stock options and restricted stock)	1,695	1,617	1,295

Diluted weighted average shares outstanding	45,579	44,752	43,201

Diluted earnings per share	$2.34	$1.17	$1.56

Note 6: Share-Based Payments

Long-term Incentive and Directors’ Equity Plans

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

share-based awards, including stock options and performance-based and time-based restricted stock awards. In addition to the Amended Plan, in November 2001 the Company adopted the Acuity Brands, Inc. 2001 Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares are authorized for issuance.

Restricted Stock Awards

Under the Amended Plan, in December 2005 the Company awarded approximately 132,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2006, approximately 125,000 shares were outstanding under this award. Compensation expense recognized related to this award was $0.6 million in fiscal 2006.

In January 2005, the Company awarded approximately 306,000 shares of restricted stock to certain officers and other key employees under the Amended Plan. The shares vest over a four-year period. At August 31, 2006, approximately 265,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.5 million and $1.3 million in fiscal 2006 and 2005, respectively.

In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. Participants could elect to defer payments under this time-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 150,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006, deferrals will be distributed in shares of Common Stock rather than in cash. At August 31, 2006, approximately 205,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.8 million, $2.3 million and $1.8 million in fiscal 2006, 2005 and 2004, respectively.

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are issued in 25% increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Originally, approximately two-thirds of the value of the restricted shares at the vesting date was paid to the participants in unrestricted shares of the Company and the remainder was paid in cash to offset taxes on the award. This provision was eliminated in August 2005 by an amendment to the award agreement that provides for the entire award to be payable in shares. Participants could elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 110,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006 deferrals, will be distributed in shares of Common Stock rather than in cash. As of August 31, 2006, approximately 325,000 shares were outstanding under this award, of which approximately 90,000 were subsequently cancelled and used to offset taxes. Compensation expense recognized related to this award was $2.1 million, $2.6 million, and $3.6 million in fiscal 2006, 2005 and 2004, respectively.

In October 2000, NSI reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees. Under this award, restricted shares are granted in 20% increments

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution. As of August 31, 2006, approximately 215,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.9 million, $1.2 million, and $0.9 million in fiscal years 2006, 2005, and 2004, respectively.

Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2006, 2005, and 2004. As of August 31, 2006, approximately 117,000 shares related to these awards were outstanding. Compensation expense recognized related to these awards was $0.4 million , $0.5 million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively.

Restricted stock transactions for the restricted stock agreements during the years ended August 31, 2006 were as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2005	986	$25.52

Granted	206	$34.58
Vested	(333)	$20.70
Forfeited	(73)	$24.97

Outstanding at August 31, 2006	786	$25.32

As of August 31, 2006, there was $12.8 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended August 31, 2006 and 2005, was approximately $11.7 million and $5.3 million, respectively.

Stock Options

NSI stock options held by employees of Acuity Brands were converted to, and replaced by, Acuity Brands stock options at the time of the Distribution using an agreed-upon conversion ratio. All other terms of the converted stock options remain the same as those in effect immediately prior to the Distribution. Accordingly, no compensation expense resulted from the replacement of the options.

Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2006, approximately 117,000 shares had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 2,200,000 at August 31, 2006, with additional shares available upon further shareholder approval. Shares available for grant under all plans were 2,200,000 and 2,250,000 at August 31, 2005 and 2004, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Director Stock Option Plan has been frozen with respect to future awards effective January 1, 2007.

The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing 12 month average closing stock price at the time of grant. Expected volatility was based on historical volatility of the Company’s stock over the preceding number of years equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2006	2005	2004
Dividend yield	2.2%	2.3%	3.1%
Expected volatility	43.0%	42.4%	43.8%
Risk-free interest rate	4.4%	4.2%	3.3%
Expected life of options	5 years	6 years	8 years
Weighted-average fair value of options granted	$12.21	$10.89	$8.71

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2004, 2005, and 2006 were as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2003	6,940	$19.08	4,179	$21.78

Granted	1,242	$24.87
Exercised	(573)	$14.94
Cancelled	(185)	$21.40

Outstanding at August 31, 2004	7,424	20.32	4,936	$20.62

Granted	212	$28.54
Exercised	(1,892)	$16.36
Cancelled	(187)	$28.67

Outstanding at August 31, 2005	5,557	$21.70	4,604	$20.87

Granted	140	$33.10
Exercised	(2,992)	$21.16
Cancelled	(49)	$28.60

Outstanding at August 31, 2006	2,656	$22.78	2,028	$21.31

Range of option exercise prices:
$10.00 – $15.00 (average life – 5.4 years)	636	$13.89	636	$13.89
$15.01 – $20.00 (average life – 4.2 years)	333	$16.68	333	$16.68
$20.01 – $25.00 (average life – 6.7 years)	830	$23.72	564	$23.72
$25.01 – $30.00 (average life – 7.0 years)	441	$27.96	256	$27.84
$30.01 – $40.00 (average life – 5.9 years)	416	$33.93	239	$34.94

The total intrinsic value of options exercised during the years ended August 31, 2006 and 2005 was $47.2 million and $20.8 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2006 was $52.9 million, $52.6 million, and $43.4 million, respectively. As of August 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan

In November 2001, the Company adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees could purchase, through payroll deduction, the Company’s common stock at a 15% discount. Shares were purchased quarterly at 85% of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. Employee contributions to this plan were suspended at the end of the third quarter of fiscal 2005. The Company resumed accepting contributions during the third quarter of fiscal 2006 under new terms. Under the revised plan, employees are able to purchase common stock at a 5% discount on a monthly basis. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,100,000 shares remain available as of August 31, 2006. Employees may participate at their discretion.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “Fair Market Value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at Fair Market Value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals will be valued at the Fair Market Value at the date of election and future share deferrals will be calculated at Fair Market Value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2006, approximately 124,000 share units were accounted for in this plan.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares will be valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2006 approximately 109,000 fully vested share units were accounted for in this plan.

Note 7: Commitments and Contingencies

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including employment practices, environmental, product recall, and patent infringement.

The Company is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2006, are as follows: 2007 — $22.1 million; 2008 — $17.9 million; 2009 — $14.8 million; 2010 — $11.7 million; 2011 — $9.6 million; after 2011 — $16.7 million.

Total rent expense was $26.9 million in 2006, $27.7 million in 2005, and $25.2 million in 2004.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2006 are as follows: 2007 — $98.5 million; 2008 — $2.0 million; 2009 — $1.9 million; 2010 — $1.9 million; and 2011 — $0.6 million. As of August 31, 2006, the Company had no purchase obligations extending beyond August 31, 2011.

Collective Bargaining Agreements

Approximately 47% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 25% of the Company’s work force will expire within one year.

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

During fiscal 2006, the United States Department of Justice (DOJ), through the United States Attorney for the Northern District of Georgia, continued its grand jury investigation of ASP’s environmental practices. The investigation has primarily focused on the operation of ASP’s wastewater pretreatment plant at ASP’s primary manufacturing facility, located in Atlanta, Georgia, but has also included other matters such as the handling of past releases at that facility.

In connection with the DOJ investigation, the Environmental Protection Agency and the Company each analyzed samples taken from sumps at the facility that collect stormwater and groundwater, which have in the past been treated in the wastewater pretreatment plant along with manufacturing process wastewater from ASP’s manufacturing operations. The sample results from the Company’s tests indicated the presence of hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is evaluating the possible need to conduct additional soil and groundwater studies pursuant to the Georgia Hazardous Site Response Act.

ASP and the Company have continued to cooperate with the DOJ investigation. The Company has estimated and accrued a liability for the cost of resolution of the DOJ proceedings. The DOJ proceedings are ongoing, and developments in the investigation and the terms of any final resolution, including whether the final resolution involves a civil or criminal disposition of the matter, could result in actual costs of resolution that are substantially higher or lower than the amount reserved. However, in light of the discretion afforded prosecutors in matters such as this, the Company cannot make a meaningful estimate of the actual costs that could possibly be higher or lower than the amount reserved. In addition to the direct costs of resolving this matter, the resolution could involve loss of governmental and related business, disruption of production, and higher operating costs at the Atlanta facility. Based on information currently available, the Company believes it will be able to resolve this matter without a material adverse impact on revenue, earnings, or cash flow. However, there can be no assurance that the resolution will not have such an impact.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or cash flow.

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

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall. At August 31, 2006, the Company had an accrued liability of $2.1 million with respect to the current capacitor-related recall and its possible expansion. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall involving up to 120,000 indoor HID lighting fixtures that may utilize faulty cords manufactured by one of ABL’s suppliers. The product recall involves the replacement of the cord and reflector for each fixture utilizing such a cord. At August 31, 2006, the Company had an accrued liability of $0.8 million with respect to the cord-related recall.

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

The Company, in cooperation with the CPSC, initiated a voluntary product recall in May 2006 involving two ASP products packaged in approximately 15,000 five-gallon plastic pails manufactured by an outside supplier. The supplier informed ASP of the possibility that a crack could develop in the bottom of the pails. The two ASP products, which are potentially harmful in the event of skin contact, could leak from the cracked pails. At August 31, 2006, the Company had an accrued liability of $0.9 million with respect to this recall. The actual cost of this recall and the amount of the recovery could be substantially different than the amounts recorded by the Company. The changes in product warranty and recall reserves are summarized as follows during the years ended August 31:

	2006	2005	2004
Balance, beginning of year	$10,038	$11,694	$4,289
Adjustments to warranty and recall reserve	1,985	4,143	11,245
Payments made during the year	(5,010)	(5,799)	(3,840)

Balance, end of year	$7,013	$10,038	$11,694

Note 8: Special Charge and Impairment Charge

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $23.0 million in the second quarter of 2005 to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort included facility consolidations and process improvement initiatives and involved ABL, ASP, and the corporate office. The charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the year ended August 31, 2006 are summarized as follows:

Balance as of August 31, 2005	$14,505
Payments made during the period	(8,274)
Non-cash items	(494)

Balance as of August 31, 2006	$5,737

As part of ABL’s ongoing initiative to enhance its global supply chain through the consolidation of certain manufacturing facilities, the Company recognized approximately $0.5 million in impairment charges on assets held for sale related to these facilities in fiscal 2005 and none in fiscal 2006. The carrying amount of these assets at August 31, 2006 was approximately $4.4 million. The Company has two facilities listed for sale.

Note 9: Derivative Financial Instruments

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At August 31, 2006 and 2005, the Company had no foreign currency contracts outstanding.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The Company accounts for these contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. The Company’s foreign currency contracts were designated as foreign currency cash flow hedges and, accordingly, gains or losses resulting from changes in the fair value of these contracts were included in Accumulated other comprehensive loss items until the hedged transaction occurs, at which time the related gains or losses were recognized.

Note 10: Income Taxes

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2006	2005	2004
Provision for current federal taxes	$40,573	$24,910	$23,419
Provision for current state taxes	2,668	1,392	1,044
Provision for current foreign taxes	9,468	7,890	8,758
Provision for deferred taxes	4,482	(11,589)	2,182

Total provision for income taxes	$57,191	$22,603	$35,403

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2006	2005	2004
Federal income tax computed at statutory rate	$57,314	$26,191	$35,916
State income tax, net of federal income tax benefit	2,073	722	559
Foreign permanent differences and rate differential	(936)	(951)	(513)
Other, net	(1,260)	(3,359)	(559)

Total provision for income taxes	$57,191	$22,603	$35,403

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of the net deferred income tax asset at August 31, 2006 and 2005 include:

	August 31,
	2006	2005
Deferred Income Tax Liabilities:
Depreciation	$3,128	$2,893
Goodwill and intangibles	53,193	52,511
Other liabilities	1,979	2,237

Total deferred income tax liabilities	58,300	57,641

Deferred Income Tax Assets:
Self-insurance	(8,909)	(9,386)
Pension	(6,084)	(15,411)
Deferred compensation	(31,977)	(29,391)
Bonuses	(942)	(539)
Foreign tax losses	(380)	(1,020)
Other accruals not yet deductible	(17,154)	(22,109)
Other assets	(9,776)	(6,515)

Total deferred income tax assets	(75,222)	(84,371)
Valuation allowance	1,688	2,315

Net deferred income tax asset	$(15,234)	$(24,415)

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from its foreign subsidiaries. In August 2006, Acuity Brands repatriated a total of $9.2 million in previously undistributed foreign earnings and basis under the Jobs Creation Act. The total income tax provision associated with the repatriation was approximately $0.5 million, which affected the current year’s effective tax rate by less than 1.0%. The repatriation executed under the Jobs Creation Act was done in response to the temporary benefit afforded by this legislation, which is not available in future periods.

With the exception of Acuity Holdings, which is comprised of certain of the Company’s Canadian entities, Acuity Brands currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $32.8 million at August 31, 2006; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable. The Company does anticipate future repatriation of undistributed earnings generated by Acuity Holdings, and has adjusted its deferred tax liability and provision for income taxes in accordance with SFAS No. 109.

Deferred tax assets were partially offset by valuation allowances of $1.7 million and $2.3 million at August 31, 2006 and August 31, 2005, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences and state tax credit carryforwards.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At August 31, 2006, foreign net operating loss carryforwards, which have no expiration, were approximately $1.3 million. Additionally, the Company has state tax credit carryforwards of approximately $2.6 million, which will expire between 2010 and 2015.

Note 11: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income (Loss) Before Taxes	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2006
1st Quarter	$565,852	$225,223	$33,664	$21,976	$0.50	$0.48
2nd Quarter	549,555	215,255	22,035	14,507	0.33	0.32
3rd Quarter	603,265	249,042	43,814	28,712	0.65	0.63
4th Quarter	674,451	280,507	64,240	41,367	0.96	0.93
2005
1st Quarter	$525,202	$213,651	$20,285	$13,165	$0.31	$0.30
2nd Quarter	505,121	190,048	(13,056)	(8,437)	(0.20)	(0.20)
3rd Quarter	545,327	212,344	29,686	19,692	0.45	0.44
4th Quarter	597,204	232,500	37,917	27,809	0.63	0.61

The quarterly net income (loss) per share amounts will not necessarily add to the net income (loss) per share computed for the year because of the method used in calculating per share data.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 12: Business Segment Information

	Years ended August 31,
	2006	2005	2004
Net Sales:
ABL	$1,841,039	$1,637,902	$1,580,498
ASP	552,084	534,952	523,669

Total Net Sales	$2,393,123	$2,172,854	$2,104,167

Operating (Loss) Profit:
ABL	$181,410	$110,267	$118,904
Special Charge*	—	(15,652)	—
ASP	48,769	45,901	43,570
Special Charge*	—	(3,595)	—
Corporate	(32,770)	(26,423)	(24,547)
Special Charge*	—	(3,753)	—

Total Operating Profit	$197,409	$106,745	$137,927

Depreciation:
ABL	$27,227	$28,470	$31,000
ASP	8,298	8,947	8,031
Corporate	295	473	745

Total Depreciation	$35,820	$37,890	$39,776

Amortization:
ABL	$3,166	$3,159	$3,158
ASP	26	26	26
Corporate	—	—	—

Total Amortization	$3,192	$3,185	$3,184

Capital Expenditures:
ABL	$23,439	$19,787	$44,251
ASP	5,117	12,505	9,555
Corporate	4	344	15

Total Capital Expenditures	$28,560	$32,636	$53,821

*	See further discussion of Special Charge in Note 8.

	Total Assets
	August 31, 2006	August 31, 2005
ABL	$1,110,602	$1,091,244
ASP	231,668	236,363
Corporate	101,846	114,608

	$1,444,116	$1,442,215

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2006	2005	2004 (4)
Net sales (1)
Domestic (2)	$2,105,328	$1,915,904	$1,853,669
International	287,795	256,950	250,498

	$2,393,123	$2,172,854	$2,104,167

Operating profit
Domestic (2)	$168,535	$84,776	$112,322
International	28,874	21,969	25,605

	$197,409	$106,745	$137,927

Long-lived assets (3)
Domestic (2)	$188,033	$199,950	$209,073
International	51,963	56,182	54,888

	$239,996	$256,132	$263,961

(1)	Net sales are attributed to each country based on the selling location.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.
(4)	Certain net sales amounts in 2004 were reclassified for disclosure purposes only from international to domestic to more accurately reflect intercompany transactions. The reclasses do not impact total net sales and were not material.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2006 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Executive Vice President and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006. In addition, on February 13, 2006 the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2008 and 2009 Annual Meeting and Directors with Terms Expiring at the 2007 and 2008 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management – Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Other Information Concerning the Board and its Committees, Compensation Committee Interlocks and Insider Participation, Summary Compensation Table, Option Grants in Last Fiscal Year, Aggregated Option Exercises and Fiscal Year-End Option Values, Employment Contracts, Severance Arrangements, and Other Agreements, and Pension and Supplemental Retirement Benefits of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Corporation’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 11, 2007, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Consolidated Balance Sheets as of August 31, 2006 and 2005

Consolidated Statements of Operations for the years ended August 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended August 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended

August 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Brands, Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309-7676.

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

(12)    Amended and Restated Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Lighting Group, Inc., successor to National Service Industries, Inc., as Seller, and Acuity Unlimited, Inc., formerly known as L&C Funding, Inc., as Buyer.

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

(16) Reimbursement Agreement between Acuity Brands and The General Electric Company, dated February 27, 2004.	Reference is made to Exhibit 10(iii)A-(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

(17) Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10(i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(18) Amendment to Receivables Facility, dated as of September 29, 2005.	Reference is made to Exhibit 10(i)A(18) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(19) Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference

(20) Amendment No. 4 to Receivables Facility, dated as of September 28, 2006.	Filed with the Commission as part of this Form 10-K

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(3) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* with the Commission on July 3, 2001, which is incorporated herein by reference.

	(4) Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(5) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(8) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(9) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(10) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(11) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(12) Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr. dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13) Employment Letter Agreement between National Service Industries, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of the Form 10-Q of National Service Industries, Inc. for the quarter ended January 14, 2002, which is incorporated herein by reference.

(14) Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15) Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(16) Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(17) Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(18) Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(19) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(20) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(21) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(22) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10(iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(23) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10(iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(24) Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(25) Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(26) Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A of the registrant’s Form 10-Q as filed with the Commission on January 14, 2004, which is incorporated by reference.

(27) Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(28) Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(29) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(30) Letter Agreement between Acuity Brands, Inc. and John K. Morgan, dated June 24, 2004.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(31) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(32) Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich, dated June 17, 2004.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(33) Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(34) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(35) Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.

(36) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(37) Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(38) Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(39) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(7) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(40) Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

(41) Letter Agreement dated April 26, 2005 between Acuity Brands, Inc. and Edward H. Bastian.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on April 27, 2005, which is incorporated herein by reference.

(42) Amended and Restated Severance Agreement, entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(46) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(43) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(47) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(44) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(48) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(45) Amendment to Severance Protection Agreement entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(49) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(46) Letter Agreement dated August 1, 2005 between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(50) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(47) Letter Agreement dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.

(48) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(49) Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(50) Form of Severance Agreement.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(51) Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagle.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(52) Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 99.4 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(53) Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 99.5 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(54) Letter Agreement dated May 8, 2006 between Acuity Brands, Inc. and William A. Holl.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on June 7, 2006, which is incorporated herein by reference.

(55) Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(56) Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(57) Long-Term Incentive Plan Rules for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(58) Management Compensation and Incentive Plan for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(59) 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(60) Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(61) Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Filed with the Commission as part of this Form 10-K.

(62) Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Filed with the Commission as part of this Form 10-K.

(63) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 14	Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.

EXHIBIT 21	List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(b) Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc. operated under the name L&C Spinco, Inc. from July 27, 2001 – November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: November 2, 2006	By:	/S/ VERNON J. NAGEL

Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	November 2, 2006

/S/ RICHARD K. REECE Richard K. Reece	Executive Vice President and Chief Financial Officer	November 2, 2006

* Peter C. Browning	Director	November 2, 2006

* John L. Clendenin	Director	November 2, 2006

* Jay M. Davis	Director	November 2, 2006

* Earnest W. Deavenport, Jr.	Director	November 2, 2006

* Robert F. McCullough	Director	November 2, 2006

* Julia B. North	Director	November 2, 2006

* Ray M. Robinson	Director	November 2, 2006

* Neil Williams	Director	November 2, 2006

*BY: /S/ KENYON W. MURPHY Kenyon W. Murphy	Attorney-in-Fact	November 2, 2006

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2006, 2005, and 2004

(In thousands)

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts (1)
Year Ended August 31, 2006:
Reserve for doubtful accounts	$6,999	1,918	141	2,853	$6,205

Reserve for estimated warranty and recall costs	$10,038	4,534	(2,549)	5,010	$7,013

Reserve for estimated returns and allowances	$6,570	75,472	—	74,424	$7,618

Self-insurance reserve (2)	$21,315	13,019	—	13,733	$20,601

Year Ended August 31, 2005:
Reserve for doubtful accounts	$8,285	4,570	194	6,050	$6,999

Reserve for estimated warranty and recall costs	$11,694	4,143	—	5,799	$10,038

Reserve for estimated returns and allowances	$5,343	74,695	—	73,468	$6,570

Self-insurance reserve (2)	$23,057	10,166	—	11,908	$21,315

Year Ended August 31, 2004:
Reserve for doubtful accounts	$8,634	3,200	161	3,710	$8,285

Reserve for estimated warranty and recall costs	$4,289	5,545	5,700	3,840	$11,694

Reserve for estimated returns and allowances (3)	$5,303	71,133	—	71,093	$5,343

Self-insurance reserve (2)	$23,408	13,264	—	13,615	$23,057

(1)	Includes recoveries and adjustments credited to the reserve. During fiscal 2004, the Company accrued a liability of $5.7 million for the estimated recall expenses and additional related warranty expenses. The Company also recorded a receivable equal to the liability accrued because the supplier of the faulty component entered into a reimbursement agreement pursuant to which it has committed to reimburse the Company on a monthly basis for recall and warranty expenses up to the amount of the liability the Company accrued.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.
(3)	Certain prior year amounts have been adjusted to show activity on a gross basis to be comparable to 2005 presentation.