Form 10-Q
period 2006-11-30
ACUITY BRANDS INC
filed 2007-01-04
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Common Stock - $0.01 Par Value – 49,013,950 shares as of December 29, 2006.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2006	AUGUST 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,721	$88,648
Accounts receivable, less reserve for doubtful accounts of $6,270 at November 30, 2006 and $6,205 at August 31, 2006	337,324	379,622
Inventories	211,886	209,319
Deferred income taxes	24,309	22,456
Prepayments and other current assets	46,045	37,600

Total Current Assets	722,285	737,645

Property, Plant, and Equipment, at cost:
Land	12,491	12,436
Buildings and leasehold improvements	169,181	167,488
Machinery and equipment	401,335	396,874

Total Property, Plant, and Equipment	583,007	576,798
Less - Accumulated depreciation and amortization	373,003	365,529

Property, Plant, and Equipment, net	210,004	211,269

Other Assets:
Goodwill	346,307	346,188
Intangible assets	119,489	120,287
Deferred income taxes	3,835	5,752
Other long-term assets	19,980	22,975

Total Other Assets	489,611	495,202

Total Assets	$1,421,900	$1,444,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$661	$643
Accounts payable	213,222	243,593
Accrued compensation	52,569	69,360
Other accrued liabilities	118,741	114,198

Total Current Liabilities	385,193	427,794
Long-Term Debt, less current maturities	371,278	371,252

Deferred Income Taxes	13,029	12,974

Self-Insurance Reserves, less current portion	15,148	14,774

Other Long-Term Liabilities	75,431	75,063

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 48,706,887 issued and 43,075,187 outstanding at November 30, 2006; and 48,062,506 issued and 43,062,506 outstanding at August 31, 2006	487	481
Paid-in capital	583,385	560,973
Retained earnings	219,238	192,155
Treasury stock, at cost, 5,631,700 shares at November 30, 2006 and 5,000,000 shares at August 31, 2006	(224,816)	(194,858)
Accumulated other comprehensive loss items	(16,473)	(16,492)

Total Stockholders’ Equity	561,821	542,259

Total Liabilities and Stockholders’ Equity	$1,421,900	$1,444,116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30
	2006	2005
Net Sales	$614,488	$565,852
Cost of Products Sold	355,470	340,629

Gross Profit	259,018	225,223
Selling, Distribution, and Administrative Expenses	198,683	183,235

Operating Profit	60,335	41,988
Other Expense:
Interest expense, net	8,139	8,240
Miscellaneous expense, net	494	84

Total Other Expense	8,633	8,324

Income before Provision for Income Taxes	51,702	33,664
Provision for Income Taxes	18,135	11,688

Net Income	$33,567	$21,976

Earnings Per Share:
Basic Earnings per Share	$0.80	$0.50

Basic Weighted Average Number of Shares Outstanding	42,204	44,271

Diluted Earnings per Share	$0.77	$0.48

Diluted Weighted Average Number of Shares Outstanding	43,732	45,620

Dividends Declared per Share	$0.15	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30
	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$33,567	$21,976
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9,720	10,204
Excess tax benefits from share-based payments	(7,814)	(2,411)
Loss on the sale or disposal of property, plant, and equipment	165	217
Deferred income taxes	119	839
Other non-cash items	1,678	549
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	42,298	21,358
Inventories	(2,567)	(10,244)
Prepayments and other current assets	(8,445)	(3,288)
Accounts payable	(30,371)	(20,076)
Other current liabilities	(3,622)	(9,332)
Other	2,726	2,746

Net Cash Provided by Operating Activities	37,454	12,538

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(7,780)	(3,590)
Proceeds from sale of property, plant, and equipment	14	2,764
Sale of businesses	41	41

Net Cash Used for Investing Activities	(7,725)	(785)

Cash Provided by (Used for) Financing Activities:
Proceeds from issuance of long-term debt	27	—
Repayments of long-term debt	—	(66)
Employee stock purchase plan issuances	239	—
Stock options exercised	12,706	10,333
Repurchases of common stock	(29,958)	(10,366)
Excess tax benefits from share-based payments	7,814	2,411
Dividends paid	(6,483)	(6,760)

Net Cash Used for Financing Activities	(15,655)	(4,448)

Effect of Exchange Rate Changes on Cash	(1)	(641)

Net Change in Cash and Cash Equivalents	14,073	6,664
Cash and Cash Equivalents at Beginning of Period	88,648	98,533

Cash and Cash Equivalents at End of Period	$102,721	$105,197

Supplemental Cash Flow Information:
Income taxes paid during the period	$2,306	$11,740
Interest paid during the period	$10,391	$10,311

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Lighting Group, Inc. (“Acuity Brands Lighting” or “ABL”) and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2006 and August 31, 2006, the consolidated results of operations for the three months ended November 30, 2006 and 2005, and the consolidated cash flows for the three months ended November 30, 2006 and 2005. Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 2, 2006 (File No. 001-16583).

The results of operations for the three months ended November 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006, and are therefore effective for the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The Company is not currently able to quantify the actual effects of the adoption of SFAS No. 158 as plan assets and obligations are measured on an annual basis and the related assumptions used in the current fiscal year could differ from those previously used. However, based on the underfunded status of the Company’s employee benefit plans as of August 31, 2006 the Company estimates that the adoption will increase recorded benefit obligations by approximately $2.0 million, with no impact on results of operations or cash flows. The Company measures the funded status of its employee benefit plans as of May 31 each year, and does not anticipate the future change in measurement date to August 31 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal year 2008. The Company is in the process of evaluating the impact FIN 48 will have on the Company’s results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006, and is therefore effective for the Company in fiscal year 2008. Earlier adoption is permitted, provided companies have not yet issued financial statements, including interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s results of operations.

3. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $0.8 million related to intangible assets with finite lives during the three months ended November 30, 2006 and 2005. Amortization expense is currently estimated to be approximately $3.2 million in each of the next five years.

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods, and the carrying value of goodwill in the current period was adjusted only for the effect of foreign currency translation.

4. BUSINESS SEGMENT INFORMATION

	THREE MONTHS ENDED NOVEMBER 30
	2006	2005
Net Sales:
ABL	$477,617	$433,281
ASP	136,871	132,571

Total Net Sales	$614,488	$565,852

Operating Income (Loss):
ABL	$60,799	$38,440
ASP	7,475	10,707
Corporate	(7,939)	(7,159)

Total Operating Income	$60,335	$41,988

Depreciation:
ABL	$7,013	$7,125
ASP	1,851	2,209
Corporate	58	73

Total Depreciation	$8,922	$9,407

Amortization:
ABL	$791	$790
ASP	7	7

Total Amortization	$798	$797

Capital Expenditures:
ABL	$6,823	$2,996
ASP	957	594

Total Capital Expenditures	$7,780	$3,590

	Total Assets
	November 30, 2006	August 31, 2006
ABL	$1,067,390	$1,110,602
ASP	230,488	231,668
Corporate	124,022	101,846

	$1,421,900	$1,444,116

5. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2006	August 31, 2006
Raw materials and supplies	$70,748	$70,839
Work in process	15,165	14,613
Finished goods	137,247	135,518

	223,160	220,970
Less: Reserves	(11,274)	(11,651)

	$211,886	$209,319

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2006 and 2005:

	Three Months Ended November 30
	2006	2005
Basic earnings per share:
Net income	$33,567	$21,976
Basic weighted average shares outstanding	42,204	44,271

Basic earnings per share	$0.80	$0.50

Diluted earnings per share:
Net income	$33,567	$21,976
Basic weighted average shares outstanding	42,204	44,271
Common stock equivalents (stock options and restricted stock)	1,528	1,349

Diluted weighted average shares outstanding	43,732	45,620

Diluted earnings per share	$0.77	$0.48

7. COMPREHENSIVE INCOME

The Company accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended November 30
	2006	2005
Net income	$33,567	$21,976
Foreign currency translation adjustments, net of tax of $0 and $615 for three months ended	(53)	(670)

Comprehensive Income	$33,514	$21,306

Foreign currency translation adjustments for the three months ended November 30, 2006 resulted primarily from the strengthening of particular currencies against the U.S. Dollar, particularly the Euro and British Pound, partially offset by the weakening of the Mexican Peso against the U.S. Dollar.

8. LONG-TERM BORROWINGS AND LINES OF CREDIT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $284.4 million at November 30, 2006. There were no outstanding borrowings at November 30, 2006 and August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2006 and August 31, 2006. At November 30, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $184.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $15.3 million discussed below.

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

At November 30, 2006, the Company had outstanding letters of credit totaling $27.0 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At November 30, 2006, a total of $15.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30
	2006	2005
Interest expense	$8,681	$8,555
Interest income	(542)	(315)

Interest expense, net	$8,139	$8,240

9. COMMITMENTS AND CONTINGENCIES

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business. The Company is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—an ASP property in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan to periodically monitor the property for a period of five years. Based on information currently available, the Company believes that its liability is immaterial in connection with the property; however, adverse monitoring results could result in additional costs in future periods, which cannot be estimated at this time.

During the first quarter of fiscal 2007, the United States Department of Justice (“DOJ”), through the United States Attorney for the Northern District of Georgia and the Environmental Crimes Section in Washington, D.C., continued its grand jury investigation of certain environmental practices at ASP. The investigation has primarily focused on the operation of ASP’s wastewater pretreatment plant at ASP’s primary manufacturing facility, located in Atlanta, Georgia, but has also included other matters. The DOJ has indicated it has concerns with past non-reporting and inaccurate reporting by ASP of certain permit exceedances to the City of Atlanta (“City”), past conduct that may have interfered with the City’s efforts to sample ASP’s wastewater pretreatment plant effluent, and the handling of stormwater and groundwater from sumps at the facility, which have been until recently routed to the wastewater pretreatment plant along with manufacturing process wastewater from ASP’s manufacturing operations.

ASP and the Company have continued to cooperate with the DOJ investigation. The DOJ has indicated that it believes a criminal disposition of this matter is warranted, and in late December 2006 the Company and the DOJ began discussions regarding a resolution of the matter that would involve a plea agreement limited to ASP. The Company has estimated and accrued a liability for the direct cost of resolution of the DOJ investigation. The DOJ investigation is ongoing, and developments in the investigation and the terms of any final resolution could result in actual costs of resolution that are substantially higher than the amount reserved. In addition to the direct costs of resolving this matter, the resolution could lead to the loss of ASP’s governmental contracts business for some period of time, as well as disruption of production and higher operating costs at ASP’s Atlanta facility. However, based on information currently available, the Company believes it will be able to resolve this matter without a material adverse impact on its consolidated results of operations, financial position, or cash flows. There can be no assurance that a mutually acceptable resolution will be reached or that a resolution, if reached, will not have such an impact.

In connection with the DOJ investigation, the Environmental Protection Agency and the Company each analyzed samples taken from the sumps at the facility. The sample results from the sump tests indicated the presence of hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and in November 2006 began conducting additional soil and groundwater studies pursuant to the Georgia Hazardous Site Response Act. It is likely the Company will incur additional costs in future periods related to these studies and the results from these studies, however, the amount and nature of such additional costs cannot be estimated at this time.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of businesses are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or cash flows.

In conjunction with the separation of the businesses of Acuity Brands and National Service Industries, Inc. (“NSI”) in 2001 (the “Distribution”), the parties entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with NSI after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify NSI for pre-Distribution liabilities related to the businesses that comprise Acuity Brands and previously owned businesses in the lighting equipment and specialty products segments. The tax disaffiliation agreement provides that Acuity Brands will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of NSI for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or cash flows. The Company cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.

Product Warranty and Recall Costs

Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to faulty components provided by third parties as discussed below, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations, financial position, and cash flows in future periods.

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall. At November 30, 2006, the Company had an accrued liability of $1.7 million with respect to the current capacitor-related recall and its possible expansion. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall.

The Company, in cooperation with the CPSC, is also conducting a voluntary product recall involving up to 120,000 indoor HID lighting fixtures that may utilize faulty cords manufactured by one of ABL’s suppliers. The product recall involves the replacement of the cord and reflector for each fixture utilizing such a cord. At November 30, 2006, the Company had an accrued liability of $0.8 million with respect to the cord-related recall. The actual cost of this recall could be substantially different than the liability recorded by the Company. The Company is pursuing the recovery of costs associated with the cord-related product recall, but there can be no assurance it will be able to recover any portion of the costs because of the financial condition of the supplier.

The Company, in cooperation with the CPSC, initiated a voluntary product recall in May 2006 involving two ASP products packaged in approximately 15,000 five-gallon plastic pails manufactured by an outside supplier. The supplier informed ASP of the possibility that a crack could develop in the bottom of the pails. The two ASP products, which are potentially harmful in the event of skin contact, could leak from the cracked pails. At November 30, 2006, the Company had an accrued liability of $0.2 million with respect to this recall, and is pursing the recovery of costs associated with this recall through litigation from the outside supplier. The actual cost of this recall and the amount of the recovery could be substantially different than the amounts recorded by the Company.

The changes in product warranty and recall reserves are summarized as follows:

Balance at August 31, 2006	$7,013
Adjustments to warranty and recall reserve	784
Payments made during the period	(1,938)

Balance at November 30, 2006	$5,860

10. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Director Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The compensation expense related to our share-based awards was $3.4 million and $2.6 million for the three months ended November 30, 2006 and 2005, respectively.

11. PENSION PLANS

Acuity Brands has several pension plans covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Acuity Brands makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities. Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2006 and 2005 included the following components:

	Three Months Ended November 30
	2006	2005
Service cost	$623	$709
Interest cost	2,004	1,923
Expected return on plan assets	(2,204)	(1,893)
Amortization of prior service cost	7	13
Amortization of transitional asset	—	(27)
Recognized actuarial loss	407	785

Net periodic pension cost	$837	$1,510

12. SPECIAL CHARGE

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pretax charge of $23.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort included facility consolidations and process improvement initiatives and involved ABL, ASP, and the corporate office. The charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the three months ended November 30, 2006 are summarized as follows:

Balance as of August 31, 2006	$5,737
Payments made during the period	(1,042)
Non-cash items	—

Balance as of November 30, 2006	$4,695

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the quarters ended November 30, 2006 and 2005. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission on November 2, 2006, for additional information regarding the Company including the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2006 and the related notes thereto.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. While Acuity Brands has been publicly held as a stand-alone company for over five years, the two segments that make up the Company have long histories and well-known brands. Its lighting equipment segment is Acuity Lighting Group, commonly known as Acuity Brands Lighting (“ABL”); its specialty products segment is Acuity Specialty Products Group (“ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,200 people worldwide.

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

Liquidity and Capital Resources

Principle sources of liquidity for the Company are operating cash flows generated primarily from its business segments and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and access certain capital markets, including banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements. The Company’s ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of its financing agreements, and its ability to access capital markets.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s employee benefit plans, and repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. During fiscal year 2006, the Board of Directors authorized the repurchase of six million shares of the Company’s outstanding common stock, five million of which had been repurchased as of August 31, 2006. Acuity Brands acquired approximately six hundred-thirty thousand of the remaining one million shares authorized for repurchase during the first quarter of fiscal year 2007. The Company currently expects to invest approximately $40.0 million to $50.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2007. The Company expects to contribute approximately $8.9 million during fiscal year 2007 to fund its defined benefit plans.

Cash Flow

Acuity Brands used cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, and to pay dividends. The Company received $12.9 million in cash from stock issuances during the first quarter of fiscal year 2007 and used $30.0 million in cash to repurchase shares of its outstanding common stock during the same period. The Company’s available cash position at November 30, 2006 was $102.7 million, up $14.1 million from August 31, 2006.

The Company generated $37.5 million of net cash from operations during the first three months of fiscal 2007 compared with $12.5 million generated in the prior-year period. Cash flow from operations improved $25.0 million due primarily to increased net income as well as improvement in operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable). The benefit from improved net income and operating working capital was partially offset by increases in other current assets as well as the effect of tax benefits from share-based payments (the offset of which is reflected as a financing activity within the statement of cash flows). The cash flow improvement attributable to operating working capital was due primarily to higher accounts receivable collections and better inventory management. Operating working capital decreased by approximately $9.3 million to $336.0 million at November 30, 2006 from $345.3 million at August 31, 2006. Additionally, the Company’s defined benefit plan contributions totaled approximately $4.6 million in the first quarter of fiscal 2007.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $7.8 million and $3.6 million in the first three months of fiscal 2007 and 2006, respectively, primarily for new tooling, machinery, equipment, and information technology. The Company continues to invest appropriately in these items to improve productivity and product quality, increase manufacturing efficiencies and capacity, and enhance customer service capabilities in each segment. As noted above, the Company expects to invest approximately $40.0 million to $50.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal 2007.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of November 30, 2006, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. At $371.9 million, total debt outstanding at November 30, 2006 remained unchanged from August 31, 2006 and consisted primarily of long-term, fixed-rate obligations.

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $284.4 million at November 30, 2006. There were no outstanding borrowings at November 30, 2006 and August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility at November 30, 2006 and August 31, 2006. At November 30, 2006, the Company had additional borrowing capacity under the Revolving Credit Facility of $184.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $15.3 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first quarter of fiscal 2007, the Company’s consolidated stockholders’ equity increased $19.5 million to $561.8 million at November 30, 2006 from $542.3 million at August 31, 2006. The increase was due primarily to net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan, partially offset by the repurchase of outstanding common stock and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 39.8% and 40.7% at November 30, 2006 and August 31, 2006, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 32.4% at November 30, 2006 and 34.3% at August 31, 2006.

Dividends

The Company paid cash dividends on common stock of $6.5 million ($0.15 per share) during the first three months of fiscal 2007 compared with $6.8 million ($0.15 per share) during the first three months of fiscal 2006. The Company does not currently plan to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

First Quarter of Fiscal 2007 Compared with First Quarter of Fiscal 2006

Consolidated Results

Net sales for the quarter ended November 30, 2006 were $614.5 million compared with $565.9 million reported in the year-ago period, an increase of $48.6 million, or 8.6%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and product mix at ABL and in the U.S. industrial and institutional (“I&I”) channel at ASP, as well as to greater shipments to customers of ABL in response to greater demand in the non-residential construction market. These gains were partially offset by a decline in shipments experienced within the retail channel of the chemical business.

Consolidated gross profit increased $33.8 million, or 15.0%, to $259.0 million for the quarter ended November 30, 2006, from $225.2 million in the year-ago period. Consolidated gross profit margins increased to 42.2% of net sales in the first quarter of fiscal 2007 as compared with 39.8% of net sales reported in the year-ago period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing at both segments, ABL’s incremental margins on volume growth, and manufacturing productivity gains and a better mix of products sold at ABL including energy efficient products. These benefits more than offset increases in raw materials and component costs and compensation expenses.

Consolidated operating expenses increased $15.5 million, or 8.5%, to $198.7 million (32.3% of net sales) in the first quarter of fiscal 2007 from $183.2 million (32.4% of net sales) reported in the year-ago period. Increased operating expenses in the current quarter reflect increased compensation expense, continued investment in productivity and customer service initiatives, as well as investments designed to enhance future go-to-market strategies, partially offset by improved productivity.

The Company reported consolidated operating profit of $60.3 million compared with $42.0 million reported in the year-ago period, an increase of $18.3 million, or 43.6%. Operating profit margin was 9.8%, 240 basis points higher than the prior year’s first quarter margin of 7.4%. The increase in operating profit was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. The improved operating profit margin also reflects improved gross profit margins and the leveraging benefits of higher sales. Net income for the first quarter of fiscal 2007 increased $11.6 million to $33.6 million from $22.0 million reported in the first quarter of fiscal 2006. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share was $0.77 in the first quarter of fiscal 2007 compared with $0.48 in the prior year period, which represents a 60.4% increase over the year-ago period.

Acuity Brands Lighting

Net sales at ABL in the first quarter of fiscal 2007 were $477.6 million compared with $433.3 million reported in the year-ago period, an increase of $44.3 million, or 10.2%. The increase in net sales was due primarily to better pricing and a more favorable mix of products sold, greater unit volume resulting from the introduction of new products and improved levels of customer service, and increased customer demand, primarily in the non-residential construction market. Net sales also benefited from foreign currency fluctuation of $2.2 million. More than half of the increase in net sales was due to sustained pricing actions made necessary by continued increases in certain raw materials and component costs. Improved delivery performance and a seasonal slowdown in orders have contributed to a decrease in backlog of $16.0 million to $160.0 million at November 30, 2006 from $176.0 million at August 31, 2006. ABL’s backlog has increased from the year-ago period by $2.0 million.

ABL recorded operating profit of $60.8 million for the first quarter of fiscal 2007, compared with $38.4 million in the year-ago period, an increase of $22.4 million, or 58.3%. Operating profit margin advanced 380 basis points to 12.7% of net sales for the quarter ended November 30, 2006 from 8.9% of net sales in the year-ago period. Operating profit and margin were favorably impacted in the first quarter of fiscal 2007 by more favorable pricing, enhanced product mix, improved productivity, and increased volume discussed above. These benefits were partially offset by higher costs for certain raw materials and components, greater expense related to incentive and other compensation, higher commissions, and costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the first quarter of fiscal 2007 were $136.9 million compared with $132.6 million reported for the year-ago period, representing an increase of $4.3 million, or 3.2%. This increase was due primarily to favorable pricing across all customer channels, the positive impact of foreign currency translation, and modest volume growth in the I&I channel, partially offset by lower unit volume in the retail channel. The effect of foreign currency fluctuation favorably impacted net sales in the current quarter by $1.3 million. Unit volume in the domestic I&I market improved slightly over the year-ago period. The decline in unit volume in the retail channel was due primarily to fewer promotional programs and to inventory management controls set forth by ASP’s largest customer, partially offset by the introduction of new products.

Operating profit at ASP for the first quarter of fiscal 2007 declined to $7.5 million from $10.7 million reported for the year-ago period, representing a decrease of $3.2 million, or 29.9%. Operating profit margin decreased 260 basis points to 5.5% of net sales in the first quarter of fiscal 2007 from 8.1% in the prior-year period. The decreases in operating profit and margin were due primarily to the above mentioned decline in retail volume and higher operational expenses that were only partially offset by higher pricing. The increase in ASP’s operating expenses is due primarily to inflation in certain areas such as compensation and continued investment in productivity and customer service improvements as well as other investments in the up front cost of increasing the number of sales representatives at ASP.

Corporate

Corporate expenses were $7.9 million in the first quarter of fiscal 2007 compared with $7.1 million in the year-ago period, an increase of $0.8 million, or 11.3%. Corporate expense as a percentage of consolidated net sales was flat with the prior year at 1.3%. The majority of the increase relates to salaries and higher costs associated with Company-wide share-based compensation.

Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was 35.1%, compared with 34.7% in the first quarter of fiscal 2006. The Company will continue to evaluate its effective tax rate on a quarterly basis and, based on current facts and circumstances, expects the rate to be approximately 35.0% for the remainder of the year.

Other Expense

Other expense consisted primarily of interest expense and other miscellaneous non-operating activity including losses on foreign currency transactions. Interest expense, net, was $8.1 million, a decrease of $0.1 million, or 1.2%, from the year-ago period.

Outlook

Acuity Brands’ strong first quarter results reflect the benefits from programs implemented to create greater value for its customers, to invest in its associates to be more customer focused and productive, and to more effectively deploy assets to generate greater returns for the Company’s stakeholders. Management anticipates that the second quarter will once again be challenging due primarily to normal seasonal factors including inconsistent customer demand and inventory rebalancing by certain customers as well as continued cost pressures. In addition, management remains somewhat cautious about near term shipments at ABL due primarily to the decline in non-residential construction awards reported during the third quarter of calendar 2006, given the normal lag time between awards and shipments. The Company believes that shipments for lighting fixtures tend to lag non-residential construction contract awards by four to six months due to the normal installation cycle for commercial projects. However, based on the recent rebound in non-residential construction awards and other predictive indicators such as the Architecture Billings Index, management expects demand for lighting fixtures to resume its recovery during the course of the second half of the fiscal year, particularly in sectors where ABL participates to a significant degree. Management also anticipates that second quarter results will be impacted by rising costs in certain raw materials, component parts, and employee compensation and benefit related items. Lastly, the Company expects to make further investments in programs to drive future profitable growth including those that enhance customer service, improve productivity, and allow for expanded access to market. The Company expects to partially offset these costs through ongoing pricing review programs.

For the full year, management expects that ABL will continue to contribute a disproportionately higher share to the overall results of Acuity Brands due primarily to the success of strategies to drive profitable growth including new product introductions, enhancements to the mix of products sold, and productivity improvements as well as continued positive demand in key sectors of the non-residential construction market, the Company’s largest served market. The Company expects that its consolidated results will be somewhat tempered by the performance of ASP as management anticipates that ASP’s full year operating profit will approximate that earned in the year ago period due primarily to market challenges caused by rising costs, weak demand in certain key markets and geographies, and the expense of investments made to drive future profitable growth. While the results at ASP in the first quarter were less than anticipated, the Company believes that actions taken to enhance profitability, including programs to improve pricing, productivity and to expand unit volume will favorably impact the second half of 2007. Therefore, while the Company is not without its challenges, management remains optimistic that for the full fiscal year 2007, and particularly in the second half, the Company will make significant progress towards the achievement of its longer-term financial goals including operating margin expansion, earnings growth, and cash flow generation.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2006.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of cash flow from operations; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors, paying quarterly stockholder dividends as currently anticipated, and making required contributions into the Company’s benefit plans; (c) the planned spending of approximately $40.0 million to $50.0 million for equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal 2007; (d) the expected contribution by the Company to fund its defined benefit plans; (e) investing in assets and programs that will over time increase the overall return on its invested capital on stockholder value; (f) anticipated challenges in the second quarter due to normal seasonal factors as well as continued cost pressures; (g) statements regarding the impact of non-residential contract award activity on near term shipments at ABL; (h) expectations that demand for lighting fixtures will resume its recovery during the course of the second half of the fiscal year and particularly in sectors where the Company participates to a significant degree; (i) expectations that ABL will continue to contribute a disproportionately higher share to the overall results of Acuity Brands due primarily to the success of strategies to drive profitable growth as well as continued positive demand in key sectors of the non-residential construction market; (j) the anticipated tempering of full year consolidated results due to the performance of ASP; (k) the expectation that market challenges caused by rising costs, weak demand in certain key markets and geographies, and the expense of investments made to drive future profitable growth will lead to ASP’s full year operating profit approximating that earned in the year-ago period; (l) the belief that certain actions taken to enhance profitability will have a favorable impact on ASP’s results in the second half of 2007; and (m) the expectation that the Company will make significant progress towards the achievement of its longer-term financial goals.

A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. A number of those risks are discussed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, which is incorporated herein by reference.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2006. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business. The Company is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows, of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations, financial position, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006. Also, please see the discussion regarding the grand jury investigation of ASP environmental practices set forth in the Environmental Matters section of Note 9 of Notes to Consolidated Financial Statements, which discussion is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended November 30, 2006:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/06 – 9/30/06	382,100	$43.97	382,100	617,900
10/01/06 – 10/31/06	—	—	—	—
11/01/06 – 11/30/06	249,600	$52.64	249,600	368,300

Total	631,700	$47.42	631,700	368,300

(1)	On June 29, 2006, the Company received authorization from the Board of Directors for the repurchase of up to an additional two million shares of the Company’s common stock. Unless terminated earlier by the resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 22).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 4, 2007	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 4, 2007	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10(i)A	(a) Amendment No.4 to Receivables Facility, dated as of September 28, 2006.	Reference is made to Exhibit 10(i)A(20) to the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(a)* 2005 Supplemental Deferred Savings Plan	Reference is made to Exhibit 10.1 to the registrant’s Form 8-K as filed with the Commission on October 5, 2006, which is incorporated herein by reference.

	(b)* Amendment No.1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 to the registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.

	(c)* Amendment No.2 to Nonemployee Director Stock Option Plan.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

*	Identifies each management contract or compensatory plan required to be filed.