Form 10-Q/A
period 2006-11-30
ACUITY BRANDS INC
filed 2007-01-05
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Common Stock - $0.01 Par Value – 43,382,250 shares as of December 29, 2006.

EXPLANATORY NOTE

The cover page of the Quarterly Report on Form 10-Q for the three-month period ended November 30, 2006 filed by Acuity Brands, Inc. (the “Company”) with the Securities and Exchange Commission on January 4, 2007 inadvertently stated an incorrect number of outstanding shares of the Company’s common stock, par value $0.01 per share. The correct number of such outstanding shares as of December 29, 2006 was 43,382,250, as reflected on the cover page to this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not purport to provide an update or a discussion of any other developments subsequent to the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 5, 2007	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 5, 2007	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Exhibit Index

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q/A.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q/A.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q/A.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q/A.