Form 10-Q
period 2007-02-28
ACUITY BRANDS INC
filed 2007-04-04
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Common Stock—$0.01 Par Value – 43,440,400 shares as of March 30, 2007.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2007	AUGUST 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,055	$88,648
Accounts receivable, less reserve for doubtful accounts of $5,687 at February 28, 2007 and $6,205 at August 31, 2006	338,595	379,622
Inventories	209,482	209,319
Deferred income taxes	23,396	22,456
Prepayments and other current assets	48,807	37,600

Total Current Assets	743,335	737,645

Property, Plant, and Equipment, at cost:
Land	12,461	12,436
Buildings and leasehold improvements	169,834	167,488
Machinery and equipment	404,802	396,874

Total Property, Plant, and Equipment	587,097	576,798
Less - Accumulated depreciation and amortization	378,292	365,529

Property, Plant, and Equipment, net	208,805	211,269

Other Assets:
Goodwill	345,983	346,188
Intangible assets	118,694	120,287
Deferred income taxes	3,835	5,752
Other long-term assets	15,783	22,975

Total Other Assets	484,295	495,202

Total Assets	$1,436,435	$1,444,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$655	$643
Accounts payable	216,653	243,593
Accrued compensation	53,975	69,360
Other accrued liabilities	105,028	114,198

Total Current Liabilities	376,311	427,794
Long-Term Debt, less current maturities	371,001	371,252

Deferred Income Taxes	13,033	12,974

Self-Insurance Reserves, less current portion	15,662	14,774

Other Long-Term Liabilities	69,509	75,063

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,052,214 issued and 43,420,514 outstanding at February 28, 2007; and 48,062,506 issued and 43,062,506 outstanding at August 31, 2006	491	481
Paid-in capital	596,780	560,973
Retained earnings	237,066	192,155
Treasury stock, at cost, 5,631,700 shares at February 28, 2007 and 5,000,000 at August 31, 2006	(224,816)	(194,858)
Accumulated other comprehensive loss items	(18,602)	(16,492)

Total Stockholders’ Equity	590,919	542,259

Total Liabilities and Stockholders’ Equity	$1,436,435	$1,444,116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 28		SIX MONTHS ENDED FEBRUARY 28
	2007	2006	2007	2006
Net Sales	$575,384	$549,555	$1,189,872	$1,115,407
Cost of Products Sold	335,882	334,300	691,352	674,929

Gross Profit	239,502	215,255	498,520	440,478
Selling, Distribution, and Administrative Expenses	194,474	185,052	393,157	368,287

Operating Profit	45,028	30,203	105,363	72,191
Other Expense (Income):
Interest expense, net	7,856	8,314	15,995	16,554
Miscellaneous expense (income), net	(4)	(146)	490	(62)

Total Other Expense	7,852	8,168	16,485	16,492

Income before Provision for Income Taxes	37,176	22,035	88,878	55,699
Provision for Income Taxes	12,818	7,528	30,953	19,216

Net Income	$24,358	$14,507	$57,925	$36,483

Earnings Per Share:
Basic Earnings per Share	$0.57	$0.33	$1.37	$0.82

Basic Weighted Average Number of Shares Outstanding	42,544	44,419	42,380	44,331

Diluted Earnings per Share	$0.55	$0.32	$1.32	$0.80

Diluted Weighted Average Number of Shares Outstanding	43,911	45,826	43,771	45,699

Dividends Declared per Share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$57,925	$36,483
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19,273	20,187
Excess tax benefits from share-based payments	(12,271)	(10,224)
Loss on the sale or disposal of property, plant, and equipment	195	196
Deferred income taxes	1,037	1,417
Other non-cash items	2,731	776
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	41,027	21,370
Inventories	(163)	(1,385)
Prepayments and other current assets	(11,207)	(3,636)
Accounts payable	(26,940)	(36,961)
Other current liabilities	(16,881)	(21,487)
Other	6,148	9,200

Net Cash Provided by Operating Activities	60,874	15,936

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(16,069)	(9,015)
Proceeds from sale of property, plant, and equipment	43	2,859
Sale of businesses	82	68

Net Cash Used for Investing Activities	(15,944)	(6,088)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(273)	(322)
Employee stock purchase plan issuances	413	—
Stock options exercised	20,435	34,951
Repurchases of common stock	(29,958)	(69,815)
Excess tax benefits from share-based payments	12,271	10,224
Dividends paid	(13,014)	(13,490)

Net Cash Used for Financing Activities	(10,126)	(38,452)

Effect of Exchange Rate Changes on Cash	(397)	(117)

Net Change in Cash and Cash Equivalents	34,407	(28,721)
Cash and Cash Equivalents at Beginning of Period	88,648	98,533

Cash and Cash Equivalents at End of Period	$123,055	$69,812

Supplemental Cash Flow Information:
Income taxes paid during the period	$28,785	$27,758
Interest paid during the period	$17,176	$17,004

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Brands Lighting, Inc. (“ABL”) formerly known as Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2007 and August 31, 2006, the consolidated results of operations for the three and six months ended February 28, 2007 and 2006, and the consolidated cash flows for the six months ended February 28, 2007 and 2006. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 2, 2006 (File No. 001-16583).

The results of operations for the three and six months ended February 28, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2007.

2. ACCOUNTING STANDARDS YET TO BE ADOPTED

In February 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. We are currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, Acuity Brands does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations.

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

3. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $1.6 million related to intangible assets with finite lives during the six months ended February 28, 2007 and 2006. Amortization expense is currently estimated to be approximately $3.2 million in each of the next five years.

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

4. BUSINESS SEGMENT INFORMATION

	Three Months Ended February 28		Six Months Ended February 28
	2007	2006	2007	2006
Net Sales:
ABL	$444,334	$424,695	$921,951	$857,976
ASP	131,050	124,860	267,921	257,431

Total Net Sales	$575,384	$549,555	$1,189,872	$1,115,407

Operating Income (Loss):
ABL	$46,315	$32,107	$107,114	$70,547
ASP	5,928	7,042	13,403	17,749
Corporate	(7,215)	(8,946)	(15,154)	(16,105)

Total Operating Income	$45,028	$30,203	$105,363	$72,191

Depreciation:
ABL	$6,997	$6,997	$14,010	$14,122
ASP	1,701	2,115	3,552	4,324
Corporate	60	72	118	145

Total Depreciation	$8,758	$9,184	$17,680	$18,591

Amortization:
ABL	$788	$792	$1,579	$1,582
ASP	7	7	14	14

Total Amortization	$795	$799	$1,593	$1,596

Capital Expenditures:
ABL	$7,118	$4,581	$13,941	$7,577
ASP	1,156	839	2,113	1,433
Corporate	15	5	15	5

Total Capital Expenditures	$8,289	$5,425	$16,069	$9,015

	Total Assets
	February 28, 2007	August 31, 2006
ABL	$1,069,354	$1,110,602
ASP	229,144	231,668
Corporate	137,937	101,846

	$1,436,435	$1,444,116

5. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2007	August 31, 2006
Raw materials and supplies	$69,631	$70,839
Work in process	14,792	14,613
Finished goods	136,392	135,518

	220,815	220,970
Less: Reserves	(11,333)	(11,651)

	$209,482	$209,319

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and six months ended February 28, 2007 and 2006:

	Three Months Ended February 28		Six Months Ended February 28
	2007	2006	2007	2006
Basic earnings per share:
Net income	$24,358	$14,507	$57,925	$36,483
Basic weighted average shares outstanding	42,544	44,419	42,380	44,331

Basic earnings per share	$0.57	$0.33	$1.37	$0.82

Diluted earnings per share:
Net income	$24,358	$14,507	$57,925	$36,483
Basic weighted average shares outstanding	42,544	44,419	42,380	44,331
Common stock equivalents (stock options and restricted stock)	1,367	1,407	1,391	1,368

Diluted weighted average shares outstanding	43,911	45,826	43,771	45,699

Diluted earnings per share	$0.55	$0.32	$1.32	$0.80

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

	Three Months Ended February 28		Six Months Ended February 28
	2007	2006	2007	2006
Net income	$24,358	$14,507	$57,925	$36,483
Foreign currency translation adjustments, net of tax of $0 and $470 for three months ended and $0 and $1,085 for six months ended	(2,126)	1,583	(2,179)	913

Comprehensive income	$22,232	$16,090	$55,746	$37,396

Foreign currency translation adjustments for the three and six months ended February 28, 2007 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the Mexican Peso and the Canadian Dollar.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $284.1 million at February 28, 2007. There were no outstanding borrowings at February 28, 2007 and August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 28, 2007 and August 31, 2006. At February 28, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $189.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $10.8 million discussed below.

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

At February 28, 2007, the Company had outstanding letters of credit totaling $22.5 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At February 28, 2007, a total of $10.8 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

The majority of the Company’s long-term debt is comprised of fixed income securities consisting primarily of $360.0 million in publicly traded notes that are scheduled to mature in 2009 and 2010. Additionally, the Company maintains approximately $11.2 million in tax-exempt industrial revenue bonds that begin maturing in 2018. Further discussion of Acuity Brands’ long-term debt is included within Note 4. of the Notes to the Consolidated Financial Statements within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended February 28		Six Months Ended February 28
	2007	2006	2007	2006
Interest expense	$8,651	$8,612	$17,332	$17,167
Interest income	(795)	(298)	(1,337)	(613)

Interest expense, net	$7,856	$8,314	$15,995	$16,554

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

During the second quarter of fiscal year 2007, the Company reached a tentative resolution of the investigation by the United States Department of Justice (“DOJ”), through the United States Attorney for the Northern District of Georgia and the Environmental Crimes Section in Washington, D.C., of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. The past improper conduct underlying the DOJ investigation involved the inaccurate reporting of certain wastewater sampling results to the City of Atlanta (“City”) and conduct that interfered with the City’s efforts to sample ASP’s wastewater pretreatment plant effluent. Subject to finalization of the agreement with the DOJ and acceptance of the agreement by the federal district court, the Company expects that ASP will enter a guilty plea to one felony count of failure to comply with its wastewater permit, pay a fine of $3.8 million, and be subject to a three-year probation period incorporating a compliance agreement with the Environmental Protection Agency (“EPA”), which together will enable the Company and ASP to avoid the negative impact of protracted litigation. The Company expects that under the compliance agreement, it will be required to maintain an enhanced compliance program relating to ASP.

The Company had previously estimated and accrued a liability for the cost of resolution of the DOJ investigation and reserved an additional amount in the second quarter so that the total amount for the expected fine, which will not be tax deductible, was accrued at February 28, 2007. The resolution of this matter is not expected to lead to a material loss of ASP’s business, any disruption of ASP’s production, or materially higher operating costs at ASP. However, in the event of a material breach of the compliance agreement by ASP, those consequences could occur.

In connection with the DOJ investigation, the EPA and the Company each analyzed samples taken from certain sumps at the facility. The sample results from some of the sump tests indicated the presence of hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is conducting additional soil and groundwater studies pursuant to the Georgia Hazardous Site Response Act. It is likely the Company will incur additional costs in future periods related to these studies and the results from these studies, however, the amount and nature of such additional costs cannot be estimated at this time.

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

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall. At February 28, 2007, the Company had an accrued liability of $1.3 million with respect to the current capacitor-related recall and its possible expansion. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter. The Company intends to pursue vigorously the recovery of costs associated with any further expansion of the capacitor-related recall.

The changes in product warranty and recall reserves are summarized as follows:

Balance at August 31, 2006	$7,013
Adjustments to warranty and recall reserve	1,502
Payments made during the period	(3,234)

Balance at February 28, 2007	$5,281

10. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Director Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The Company recorded $3.4 million and $4.8 million of share-based expense for the three months ended February 28, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.2 million and $1.6 million in the three months ended February 28, 2007 and 2006, respectively. The Company recorded $6.8 million and $7.4 million of share-based expense for the six months ended February 28, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.4 million and $2.6 million in the six months ended February 28, 2007 and 2006, respectively.

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

Net periodic pension cost for the Company’s pension plans during the three months and six months ended February 28, 2007 and 2006 included the following components:

	Three Months Ended February 28		Six Months Ended February 28
	2007	2006	2007	2006
Service cost	$623	$709	$1,246	$1,418
Interest cost	2,004	1,923	4,008	3,846
Expected return on plan assets	(2,204)	(1,893)	(4,408)	(3,786)
Amortization of prior service cost	7	13	14	26
Amortization of transitional asset	—	(27)	—	(54)
Recognized actuarial loss	407	785	814	1,570

Net periodic pension cost	$837	$1,510	$1,674	$3,020

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

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the six months ended February 28, 2007 are summarized as follows:

Balance as of August 31, 2006	$5,737
Payments made during the period	(2,525)
Non-cash items	(285)

Balance as of February 28, 2007	$2,927

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the three and six month periods ended February 28, 2007 and 2006. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission on November 2, 2006, for additional information regarding the Company.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. While Acuity Brands has been publicly held as a stand-alone company for over five years, the two segments that make up the Company have long histories and well-known brands. Its lighting equipment segment is Acuity Brands Lighting (“ABL”) formerly known as Acuity Lighting Group, Inc.; its specialty products segment is Acuity Specialty Products Group (“ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

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

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s employee benefit plans, as well as for potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. During fiscal year 2006, the Board of Directors authorized the repurchase of six million shares of the Company’s outstanding common stock, five million of which had been repurchased as of August 31, 2006. Acuity Brands acquired approximately six hundred-thirty thousand of the remaining one million shares authorized for repurchase during the first quarter of fiscal year 2007, and did not repurchase any shares during the second quarter ended February 28, 2007. The Company currently expects to invest approximately $40.0 million to $50.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2007. The Company expects to contribute approximately $8.9 million during fiscal year 2007 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and net cash provided by operating activities in the six months ended February 28, 2007 to fund capital expenditures, to repurchase stock, to pay dividends, to repay a portion of its long-term debt, and to increase its available cash. The Company received $20.8 million in cash from stock issuances during the first six months of fiscal year 2007 and used $30.0 million in cash to repurchase shares of its outstanding common stock during the same period. The Company’s available cash position at February 28, 2007 was $123.1 million, an increase of $34.4 million from August 31, 2006. The increase in the Company’s available cash position was due primarily to the contributions from operating activities discussed below, and the proceeds from the exercise of stock options.

The Company generated $60.9 million of net cash provided by operating activities during the first six months of fiscal year 2007 compared with $15.9 million generated in the prior-year period. Net cash provided by operating activities improved $45.0 million due primarily to increased net income as well as improvement in operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable). The improvement attributable to operating working capital was due primarily to a reduction in accounts receivable driven by seasonal declines in sales partially offset by the decrease in accounts payable. Operating working capital decreased by approximately $13.9 million to $331.4 million at February 28, 2007 from $345.3 million at August 31, 2006. The benefit from improved net income and operating working capital was partially offset by increases in prepayments and other current assets as well as the effect of tax benefits from share-based payments (the offset of which is reflected as a financing activity within the statement of cash flows). Also offsetting these benefits were cash paid for accrued income taxes and for employee bonuses earned in connection with the prior fiscal year’s operating results. Additionally, the Company’s defined benefit plan contributions totaled approximately $5.6 million in the first half of fiscal year 2007.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $16.1 million and $9.0 million in the first six months of fiscal year 2007 and 2006, respectively, primarily for new tooling, machinery, equipment, and information technology. The Company continues to invest appropriately in these items to improve productivity and product quality, increase manufacturing efficiencies and capacity, and enhance customer service capabilities in each segment. As noted above, the Company expects to invest approximately $40.0 million to $50.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal year 2007.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of February 28, 2007, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. At $371.7 million, total debt outstanding at February 28, 2007 remained substantially unchanged from August 31, 2006 and consisted primarily of long-term, fixed-rate obligations.

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $284.1 million at February 28, 2007. There were no outstanding borrowings at February 28, 2007 or August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility at February 28, 2007 and August 31, 2006. At February 28, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $189.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $10.8 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first six months of fiscal year 2007, the Company’s consolidated stockholders’ equity increased $48.6 million to $590.9 million at February 28, 2007 from $542.3 million at August 31, 2006. The increase was due primarily to net income earned in the period as well as to stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan, partially offset by the repurchase of outstanding common stock and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 38.6% and 40.7% at February 28, 2007 and August 31, 2006, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 29.6% at February 28, 2007 and 34.3% at August 31, 2006.

Dividends

The Company paid cash dividends on common stock of $13.0 million ($0.30 per share) during the first six months of fiscal year 2007 compared with $13.5 million ($0.30 per share) during the first six months of fiscal year 2006. The Company does not currently plan to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Second Quarter of Fiscal year 2007 Compared with Second Quarter of Fiscal year 2006

Consolidated Results

Net sales for the quarter ended February 28, 2007 were $575.4 million compared with $549.6 million reported in the year-ago period, an increase of $25.8 million, or 4.7%. The growth in net sales, which occurred in both business segments, was due primarily to favorable pricing, a better mix of products sold, and higher sales in certain key channels. In addition, foreign currency fluctuations favorably impacted net sales by $2.2 million. The increase in net sales was partially offset by a decline in shipments of lighting products to the home center channel serving primarily residential markets, and seasonal inventory rebalancing efforts by certain key customers. Overall, the Company estimates that the majority of the increase in net sales in the second quarter of 2007 compared with the year-ago period was driven by the Company’s continued ability to realize the benefit of pricing initiatives instituted within the previous 12 months. Consolidated gross profit increased $24.2 million, or 11.2%, to $239.5 million for the quarter ended February 28, 2007 from $215.3 million in the year-ago period. Consolidated gross profit margins increased to 41.6% of net sales in the second quarter of fiscal year 2007 as compared with 39.2% of net sales reported in the year-ago period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing at both segments, incremental margins on volume growth, and a better mix of products sold at ABL including energy efficient products. These benefits more than offset increases in raw materials and component costs and incentive-based compensation expense.

Consolidated operating expenses increased $9.4 million, or 5.1%, to $194.5 million in the second quarter of fiscal year 2007 from $185.1 million reported in the year-ago period. Operating expenses in the current quarter increased over the prior year due primarily to higher commissions and incentive compensation incurred at the lighting business and the $2.3 million environmental charge incurred by the chemical business in connection with the investigation into certain of ASP’s environmental practices at its primary manufacturing facility. During the second quarter of fiscal year 2007, a tentative resolution was reached with regard to this matter, which is discussed more fully in Note 9 of the Notes to Consolidated Financial Statements. Consolidated operating expenses as a percentage of net sales remained flat in the current quarter compared to the year-ago period.

Consolidated operating profit was $45.0 million compared with $30.2 million reported in the year-ago period, an increase of $14.8 million or 49.0%. Operating profit margin was 7.8%, 230 basis points higher than the prior year’s second quarter margin of 5.5%. The increase in operating profit was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. The improvement in operating profit margin also reflects improved gross profit margins. Net income for the second quarter of fiscal year 2007 increased $9.9 million, or 68.3%, to $24.4 million from $14.5 million reported in the second quarter of fiscal year 2006. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share was $0.55 in the second quarter of fiscal year 2007 compared with $0.32 in the prior year period, which represents a 71.9% increase over the year-ago period. Earnings in the second fiscal quarter of 2007 included $0.07 per diluted share due to the additional cost of the above mentioned legal matter pertaining to certain of ASP’s environmental practices, while earnings in the second fiscal quarter of 2006 included $0.04 per diluted share of costs related to share-based incentive plans that were subject to variable accounting treatment and that was subsequently amended eliminating this added cost in fiscal year 2007.

Acuity Brands Lighting

Net sales at ABL in the second quarter of fiscal year 2007 were $444.3 million compared with $424.7 million reported in the year-ago period, an increase of $19.6 million, or 4.6%. The increase in net sales was due primarily to higher selling prices with moderate volume growth in the key non-residential commercial and institutional market. Net sales also benefited from foreign currency fluctuation of $1.5 million. Partially offsetting these benefits was a decline in sales to the home center channel, which primarily serves the residential market, and seasonal inventory rebalancing efforts by certain key customers. The year-over-year volume decline in the home center channel was a result of several factors including lower demand for residential product and inclement weather conditions occurring in certain parts of the country. The backlog at ABL increased approximately $10.9 million, or 7.0%, to $166.0 million at February 28, 2007 from $155.1 million at February 28, 2006.

Operating profit at ABL was $46.3 million for the second quarter of fiscal year 2007, compared with $32.1 million in the year-ago period, an increase of $14.2 million, or 44.2%. Operating profit margin advanced 280 basis points to 10.4% of net sales for the quarter ended February 28, 2007 from 7.6% of net sales in the year-ago period. Operating profit and margin were favorably impacted in the second quarter of fiscal year 2007 by more favorable pricing, enhanced product mix, and improved productivity. These benefits were partially offset by higher costs for certain raw materials and components, greater expense related to incentive compensation, higher commissions, and costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the second quarter of fiscal year 2007 were $131.1 million compared with $124.9 million reported for the year-ago period, representing an increase of $6.2 million, or 5.0%. The increase in net sales was due primarily to improved pricing and greater shipments in the retail channel and European markets. Also, the effect of foreign currency fluctuation favorably impacted net sales in the current quarter by $0.7 million. Overall unit volume within the domestic industrial and institutional markets remained flat when compared to the year-ago period.

Operating profit at ASP for the second quarter of fiscal year 2007 declined to $5.9 million from $7.0 million reported for the year-ago period, representing a decrease of $1.1 million, or 15.7%. Operating profit margin was 4.5% of net sales in the second quarter of fiscal year 2007 compared with 5.6% in the prior-year period. The decreases in operating profit and margin were due primarily to the $2.3 million environmental and legal costs incurred by the chemical business in connection with the investigation into certain of ASP’s environmental practices at its primary manufacturing facility and discussed further in Note 9 of the Notes to Consolidated Financial Statements, which represented an incremental $2.0 million increase over similar fees paid in the second quarter of fiscal year 2006. Additionally, operating profit was negatively affected by increases in raw material costs and freight, as well as by increases in compensation costs including those related to inflationary wage adjustments, severances, and other investments made to sustain the current workforce. Partially offsetting these costs were gains in pricing and volume, as well as a $0.7 million recovery in product recall costs from an outside supplier.

Corporate

Corporate expenses were $7.2 million in the second quarter of fiscal year 2007 compared with $8.9 million in the year-ago period, a decrease of $1.7 million, or 19.1%. Prior to June 2006, several of the Company’s share-based award programs were subject to variable accounting treatment which resulted in the recording of additional expense during periods of significant stock price appreciation. During the fourth quarter of fiscal year 2006, the Company amended these programs, and by doing so is no longer required to record additional expense related to stock price appreciation. The comparable prior year period’s earnings reflect $2.6 million of higher pretax expense related to these share-based incentive programs due to the 27% appreciation in the Company’s stock price in the second quarter of fiscal year 2006.

Income Taxes

The effective tax rate for the second quarter of fiscal year 2007 was 34.5%, compared with 34.2% in the second quarter of fiscal year 2006. The current period tax rate was adversely affected by the non-deductible fine incurred due to the investigation discussed further in Note 9 of the Notes to Consolidated Financial Statements. The impact of this event was offset by the benefits of the current year repatriation of earnings from certain of our foreign subsidiaries. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 35.0% for the remainder of the fiscal year.

Other Expense (Income)

Other expense consisted primarily of interest expense and other miscellaneous non-operating activity including losses on foreign currency transactions. Interest expense, net, was $7.9 million, a decrease of $0.4 million, or 5.0%, from the year-ago period.

Six Months of Fiscal year 2007 Compared with Six Months of Fiscal year 2006

Consolidated Results

Net sales for the six months ended February 28, 2007 were $1,189.9 million compared with $1,115.4 million reported in the year-ago period, an increase of $74.5 million, or 6.7%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing and greater shipments. In addition, foreign currency fluctuations favorably impacted net sales by $5.7 million. Consolidated gross profit increased $58.0 million, or 13.2%, to $498.5 million for the six months ended February 28, 2007 from $440.5 million in the year-ago period. Gross profit margins improved to 41.9% of net sales in the first six months of fiscal year 2007 as compared with 39.5% of net sales reported in the year-ago period. The increase in gross profit and margins was due primarily to the benefit of higher selling prices, a better mix of products sold, profit contribution from greater shipments, and improved operating efficiencies, partially offset by higher costs for certain raw materials and component parts.

Consolidated operating expenses increased $24.9 million, or 6.8%, to $393.2 million in the first six months of fiscal year 2007 from $368.3 million reported in the year-ago period. Operating expenses as a percentage of net sales have remained flat at 33.0% when compared to the year-ago period. Increased operating expenses in the first half of the fiscal year reflect increased compensation expense resulting from incentive-based compensation programs and, to a lesser extent, inflationary increases in wages, the aforementioned increase in environmental and related legal costs, continued investment in productivity and customer service initiatives, and investments designed to enhance future go-to-market strategies. These increases were partially offset by consolidated improvement in key areas of the business, and a reduction in fees paid for consulting and other professional services as well as for costs related to freight.

Consolidated operating profit of $105.4 million increased by $33.2 million, or 46.0%, in the first six months of fiscal year 2007 from $72.2 million reported in the year-ago period. Operating profit margin was 8.9%, 240 basis points higher than the prior year’s margin of 6.5%. The increase in operating profit was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. The improvement in operating profit margin reflected improved gross profit margins. Net income for the first six months of fiscal year 2007 increased $21.4 million, or 58.6%, to $57.9 million from $36.5 million reported in the first six months of fiscal year 2006. The increase in net income resulted primarily from the increase in operating profit noted above. Diluted earnings per share in the first six months of fiscal year 2007 of $1.32 increased $0.52 over prior year earnings per share of $0.80, which represents a 65.0% increase over the year-ago period.

Acuity Brands Lighting

Net sales at ABL in the first six months of fiscal year 2007 were $922.0 million compared with $858.0 million reported in the year-ago period, an increase of $64.0 million, or 7.5%. The increase in net sales was due primarily to higher selling prices in most channels, enhanced product mix, increased shipments resulting from improved service levels and the introduction of new products, and benefits from foreign currency fluctuation of $3.7 million. More than half of the increase in net sales was due to sustained pricing actions made necessary by continued increases in certain raw materials and component costs. Partially offsetting these increases were the previously mentioned volume declines in the home center channel.

Operating profit at ABL increased $36.6 million, or 51.9%, to $107.1 million in the first six months of fiscal year 2007 from $70.5 million reported in the first six months of fiscal year 2006. Operating profit margin advanced 340 basis points to 11.6% of net sales for the first six months of fiscal year 2007 from 8.2% of net sales in the year-ago period. Operating profit and margin were favorably impacted in the first half of fiscal year 2007 by more favorable pricing, enhanced product mix, and improved volume and productivity. These benefits were partially offset by higher costs for certain raw materials and components, greater expense related to incentive compensation, higher commissions, and costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the first six months of fiscal year 2007 were $267.9 million compared with $257.4 million reported for the year-ago period, representing an increase of $10.5 million, or 4.1%. Half of this increase in net sales was attributable to favorable pricing in the North American markets. The unit volume growth seen in all major markets was led by greater shipments in Europe as well as in the domestic retail market which benefited from new product launches. The effect of foreign currency fluctuation favorably impacted net sales in the year-to-date period by $2.0 million.

Operating profit at ASP for the first half of fiscal year 2007 declined to $13.4 million from $17.8 million reported for the year-ago period, representing a decrease of $4.4 million, or 24.7%. Operating profit margin decreased 190 basis points to 5.0% of net sales in the first half of fiscal year 2007 from 6.9% in the prior-year period. The decreases in operating profit and margin were due primarily to the increased cost of raw materials and freight, the environmental and related legal costs mentioned above and discussed more fully in Note 9 of the Notes to Consolidated Financial Statements, and increases in compensation costs including those related to inflationary wage adjustments, severances, and other investments made to sustain the current workforce.

Corporate

Corporate expenses were $15.2 million in the first six months of fiscal year 2007 compared with $16.1 million in the year-ago period. The decline in corporate expenses was due primarily to the aforementioned amendment of certain share-based award programs eliminating the variable accounting treatment previously associated with those programs.

Income Taxes

The effective tax rate for the first six months of fiscal year 2007 was 34.8%, compared with 34.5% in the first six months of fiscal year 2006. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 35.0% for the remainder of the year.

Other Expense (Income)

Other expense (income) for Acuity consisted primarily of interest expense and other miscellaneous non-operating activity including losses on foreign currency transactions. Interest expense, net, was $16.0 million, a decrease of $0.6 million, or 3.6%, from the year-ago period.

Outlook

Acuity Brands produced record second quarter results that exceeded internal expectations. The consolidated results for the three and six months ended February 28, 2007, reflect benefits from programs previously implemented to streamline operations, enhance customer service, improve manufacturing and transactional efficiencies, and introduce new products and services. These programs, as well as other continuous improvement actions, including ongoing product price reviews, benefited the Company’s performance and operating profit margins in the first six months of fiscal year 2007.

In the second half of fiscal year 2007, the Company expects to attain or exceed many of its stated longer-term financial goals of operating margin expansion, earnings growth, and cash flow generation by continuing to drive key initiatives to enhance pricing, introduce new products, and improve productivity. The Company expects full-year operating profit at ASP, excluding the second quarter environmental charge, to approximate that earned in the year-ago period as productivity improvements, growth in certain markets, and higher selling prices negate the impact of rising costs, weak demand in certain geographies, and the expense of investments made to drive future profitable growth. Regarding ABL, the Company continues to be cautiously optimistic about the prospects for industry-wide unit volume growth of lighting fixtures in the second half of fiscal year 2007 and beyond due to several key factors. The macro-economic environment in North America remains healthy including positive job creation, attractive long-term interest rates, and overall GDP expansion. In addition, leading indicators such as higher year-over-year new building contract awards, continued office space absorption, and positive readings from the Architectural Billings Index suggest the potential for continued positive demand in the non-residential lighting market. ABL’s backlog at the end of the second quarter was $166 million, a 7.0 percent increase over the prior year, and incoming order rates for lighting fixtures are encouraging. Management believes unit volume at its lighting business will continue to be at or above the overall growth trends in the non-residential lighting market as the Company continues to expand its product offering and enhance its service capability. Overall, management remains optimistic about the Company’s performance for the second half of fiscal year 2007 in spite of continued cost and pricing pressures. Management’s expectations for positive performance are due primarily to anticipated positive demand in the non-residential lighting market and to the many continuous improvement efforts to enhance service to customers, introduce new and innovative products and services, increase selling prices, and improve productivity.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of net cash provided by operating activities; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, repaying borrowings as currently scheduled, making required contributions into the Company’s benefit plans, as well as for potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors; (c) the planned spending of approximately $40.0 million to $50.0 million for equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal year 2007; (d) the expected contribution by the Company to fund its defined benefit plans; (e) investing in assets and programs that will over time increase the overall return on its invested capital on stockholder value; (f) the belief that in the remainder of the fiscal year the Company will attain or exceed many of its stated longer-term financial goals; (g) the expectation that ASP’s full year operating profit, excluding the second quarter environmental charge, will approximate that earned in the year-ago period; (h) the prospects for industry-wide unit volume growth of lighting fixtures in the second half of the Company’s fiscal year 2007 and beyond; (i) the belief that the macro-economic environment remains healthy and that certain leading economic indicators continue to suggest the potential for continued positive demand in the non-residential lighting market; (j) the anticipation that unit volume growth at the lighting business will continue to be at or above the overall growth trends in the non-residential lighting market; (k) optimism concerning performance in the second half of fiscal year 2007; and (l) expectations regarding the settlement of the ongoing Department of Justice investigation at ASP’s primary manufacturing facility in Atlanta, Georgia.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2007. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. Information set forth in this report’s Note 9 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2007, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter including but not limited to the tentative resolution of the investigation by the United States Department of Justice of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. Discussion of legal proceedings included within Note 9 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Acuity Brands, Inc. has received authorization from the Board of Directors to repurchase up to six million of its own common stock of which 5,631,700 have been repurchased. No such repurchases were executed during the three months ended February 28, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on January 11, 2007, all nominees to the Company’s board of directors were elected to the board without opposition. The board members elected by the Company’s stockholders were John L. Clendenin, Vernon J. Nagel, and Julia B. North.

The vote on this proposal was:

	For	Withheld
John L. Clendenin	38,357,097	524,411
Vernon J. Nagel	37,791,022	1,090,486
Julia B. North	38,477,411	404,097

The stockholders also ratified the appointment of the Company’s independent registered public accountants. The result of the vote was 38,138,042 shares for, 240,671 shares against, with 502,795 abstentions.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 24).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: April 4, 2007	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 4, 2007	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10(iii) A	(1) Termination of the Acuity Brands, Inc. Executive Benefits Trust Agreement and the Acuity Brands, Inc. Benefits Protection Trust Agreement.	Reference is made to the registrant’s Form 8-K as filed with the Commission on March 13, 2007, which is incorporated herein by reference.

	(2) Amendment No. 2 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.