Form 10-Q
period 2007-05-31
ACUITY BRANDS INC
filed 2007-07-10
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Common Stock—$0.01 Par Value – 43,646,880 shares as of July 6, 2007.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2007	AUGUST 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,391	$88,648
Accounts receivable, less reserve for doubtful accounts of $5,165 at May 31, 2007 and $6,205 at August 31, 2006	383,885	379,622
Inventories	206,082	209,319
Deferred income taxes	24,811	22,456
Prepayments and other current assets	43,714	37,600

Total Current Assets	836,883	737,645

Property, Plant, and Equipment, at cost:
Land	12,659	12,436
Buildings and leasehold improvements	173,946	167,488
Machinery and equipment	408,099	396,874

Total Property, Plant, and Equipment	594,704	576,798
Less—Accumulated depreciation and amortization	383,863	365,529

Property, Plant, and Equipment, net	210,841	211,269

Other Assets:
Goodwill	347,273	346,188
Intangible assets	117,898	120,287
Deferred income taxes	3,835	5,752
Other long-term assets	19,392	22,975

Total Other Assets	488,398	495,202

Total Assets	$1,536,122	$1,444,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$596	$643
Accounts payable	231,706	243,593
Accrued compensation	67,567	69,360
Other accrued liabilities	126,006	114,198

Total Current Liabilities	425,875	427,794
Long-Term Debt, less current maturities	371,017	371,252

Deferred Income Taxes	13,034	12,974

Self-Insurance Reserves, less current portion	16,261	14,774

Other Long-Term Liabilities	70,332	75,063

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,258,200 issued and 43,626,500 outstanding at May 31, 2007; and 48,062,506 issued and 43,062,506 outstanding at August 31, 2006	493	481
Paid-in capital	606,461	560,973
Retained earnings	269,077	192,155
Treasury stock, at cost, 5,631,700 shares at May 31, 2007 and 5,000,000 at August 31, 2006	(224,816)	(194,858)
Accumulated other comprehensive loss items	(11,612)	(16,492)

Total Stockholders’ Equity	639,603	542,259

Total Liabilities and Stockholders’ Equity	$1,536,122	$1,444,116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31
	2007	2006	2007	2006
Net Sales	$647,826	$603,265	$1,837,698	$1,718,672
Cost of Products Sold	374,332	354,223	1,065,684	1,029,152

Gross Profit	273,494	249,042	772,014	689,520
Selling, Distribution, and Administrative Expenses	206,059	196,803	599,216	565,090

Operating Profit	67,435	52,239	172,798	124,430
Other Expense (Income):
Interest expense, net	7,366	8,282	23,361	24,836
Miscellaneous (income) expense, net	(410)	143	80	81

Total Other Expense	6,956	8,425	23,441	24,917

Income before Provision for Income Taxes	60,479	43,814	149,357	99,513
Provision for Income Taxes	21,803	15,102	52,756	34,318

Net Income	$38,676	$28,712	$96,601	$65,195

Earnings Per Share:
Basic Earnings per Share	$0.90	$0.65	$2.27	$1.47

Basic Weighted Average Number of Shares Outstanding	42,861	44,054	42,535	44,239

Diluted Earnings per Share	$0.88	$0.63	$2.20	$1.43

Diluted Weighted Average Number of Shares Outstanding	44,118	45,504	43,859	45,711

Dividends Declared per Share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$96,601	$65,195
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,516	29,444
Excess tax benefits from share-based payments	(14,265)	(16,535)
Loss on the sale or disposal of property, plant, and equipment	203	470
Deferred income taxes	(377)	2,087
Other non-cash items	5,923	3,468
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(4,263)	(12,252)
Inventories	3,237	(2,322)
Prepayments and other current assets	(6,114)	(6,719)
Accounts payable	(11,887)	(2,451)
Other current liabilities	24,280	(1,607)
Other	1,571	5,095

Net Cash Provided by Operating Activities	123,425	63,873

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(24,870)	(16,087)
Proceeds from sale of property, plant, and equipment	200	3,676
Sale of businesses	123	110

Net Cash Used for Investing Activities	(24,547)	(12,301)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(332)	(245)
Employee stock purchase plan issuances	603	86
Stock options exercised	24,759	58,600
Repurchases of common stock	(29,958)	(134,799)
Excess tax benefits from share-based payments	14,265	16,535
Dividends paid	(19,679)	(20,163)

Net Cash Used for Financing Activities	(10,342)	(79,986)

Effect of Exchange Rate Changes on Cash	1,207	1,456

Net Change in Cash and Cash Equivalents	89,743	(26,958)
Cash and Cash Equivalents at Beginning of Period	88,648	98,533

Cash and Cash Equivalents at End of Period	$178,391	$71,575

Supplemental Cash Flow Information:
Income taxes paid during the period	$33,202	$30,703
Interest paid during the period	$27,520	$27,327

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries, including Acuity Brands Lighting, Inc. (“ABL”) formerly known as Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc. (“Acuity Specialty Products” or “ASP”). These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2007, its consolidated results of operations for the three and nine months ended May 31, 2007 and 2006, and its consolidated cash flows for the nine months ended May 31, 2007 and 2006. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 2, 2006 (File No. 001-16583).

The results of operations for the three and nine months ended May 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2007.

2. NEW ACCOUNTING STANDARDS

Accounting Standards Yet to Be Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. We are currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, Acuity Brands does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006, and are therefore effective for the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The Company is not currently able to quantify the actual effects of the adoption of SFAS No. 158 as plan assets and obligations are measured on an annual basis and the related assumptions used in the current fiscal year could differ from those previously used. However, based on the underfunded status of the Company’s employee benefit plans as of August 31, 2006, the Company estimates that the adoption will increase recorded benefit obligations by approximately $2.0 million, with no impact on results of operations or cash flows. The Company measures the funded status of its employee benefit plans as of May 31 each year, and does not anticipate the future change in measurement date to August 31 will have a material impact on the Company’s results of operations and financial position.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006, and is therefore effective for the Company in fiscal year 2008. Earlier adoption is permitted, provided companies have not yet issued financial statements, including interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s results of operations and financial position.

Accounting Standards Adopted in Fiscal 2007

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became effective for Acuity Brands during the third quarter of fiscal 2007. As a matter of accounting policy, the Company records all taxes within the scope of EITF 06-03 on a net basis.

3. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $2.4 million related to intangible assets with finite lives during the nine months ended May 31, 2007 and 2006. Amortization expense is currently estimated to be approximately $3.2 million in each of the next five years.

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

4. BUSINESS SEGMENT INFORMATION

	Three Months Ended May 31		Nine Months Ended May 31
	2007	2006	2007	2006
Net Sales:
ABL	$502,429	$458,748	$1,424,380	$1,316,724
ASP	145,397	144,517	413,318	401,948

Total Net Sales	$647,826	$603,265	$1,837,698	$1,718,672

Operating Income (Loss):
ABL	$66,730	$44,995	$173,844	$115,542
ASP	9,962	15,428	23,365	33,177
Corporate	(9,257)	(8,184)	(24,411)	(24,289)

Total Operating Income	$67,435	$52,239	$172,798	$124,430

Depreciation:
ABL	$6,729	$6,391	$20,739	$20,513
ASP	1,661	2,000	5,213	6,324
Corporate	55	72	173	217

Total Depreciation	$8,445	$8,463	$26,125	$27,054

Amortization:
ABL	$791	$787	$2,370	$2,369
ASP	7	7	21	21

Total Amortization	$798	$794	$2,391	$2,390

Capital Expenditures:
ABL	$7,938	$5,828	$21,879	$13,405
ASP	860	1,244	2,973	2,677
Corporate	3	—	18	5

Total Capital Expenditures	$8,801	$7,072	$24,870	$16,087

	Total Assets
	May 31, 2007	August 31, 2006
ABL	$1,108,231	$1,110,602
ASP	232,490	231,668
Corporate	195,401	101,846

	$1,536,122	$1,444,116

5. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2007	August 31, 2006
Raw materials and supplies	$68,889	$70,839
Work in process	14,376	14,613
Finished goods	134,123	135,518

	217,388	220,970
Less: Reserves	(11,306)	(11,651)

	$206,082	$209,319

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2007 and 2006:

	Three Months Ended May 31		Nine Months Ended May 31
	2007	2006	2007	2006
Basic earnings per share:
Net income	$38,676	$28,712	$96,601	$65,195
Basic weighted average shares outstanding	42,861	44,054	42,535	44,239

Basic earnings per share	$0.90	$0.65	$2.27	$1.47

Diluted earnings per share:
Net income	$38,676	$28,712	$96,601	$65,195
Basic weighted average shares outstanding	42,861	44,054	42,535	44,239
Common stock equivalents (stock options and restricted stock)	1,257	1,450	1,324	1,472

Diluted weighted average shares outstanding	44,118	45,504	43,859	45,711

Diluted earnings per share	$0.88	$0.63	$2.20	$1.43

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

	Three Months Ended May 31		Nine Months Ended May 31
	2007	2006	2007	2006
Net income	$38,676	$28,712	$96,601	$65,195
Foreign currency translation adjustments, net of tax of $0 and $454 for the three- month periods ended and $0 and $1,539 for the nine-month periods ended May 31, 2007 and 2006, respectively	6,989	371	4,810	1,284

Comprehensive income	$45,665	$29,083	$101,411	$66,479

Foreign currency translation adjustments for the three months ended May 31, 2007 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and the Mexican Peso. Foreign currency translation adjustments for the nine months ended May 31, 2007 resulted primarily from the weakening of the U.S. dollar against the Euro and the British Pound as well as the above-mentioned currencies.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $322.3 million at May 31, 2007. There were no outstanding borrowings at May 31, 2007 and August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at May 31, 2007 and August 31, 2006. At May 31, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $189.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $10.8 million discussed below.

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

At May 31, 2007, the Company had outstanding letters of credit totaling $22.5 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At May 31, 2007, a total of $10.8 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

The majority of the Company’s long-term debt is comprised of fixed income securities consisting primarily of $360.0 million in publicly traded notes that are scheduled to mature in 2009 and 2010. Additionally, the Company maintains approximately $11.2 million in tax-exempt industrial revenue bonds that begin maturing in 2018. Further discussion of Acuity Brands’ long-term debt is included within Note 4 of the Notes to the Consolidated Financial Statements within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended May 31		Nine Months Ended May 31
	2007	2006	2007	2006
Interest expense	$8,656	$8,636	$25,988	$25,803
Interest income	(1,290)	(354)	(2,627)	(967)

Interest expense, net	$7,366	$8,282	$23,361	$24,836

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

In June 2007, the Company reached a final resolution of the investigation by the United States Department of Justice (“DOJ”) of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta (“City”) and conduct that interfered with the City’s efforts to sample ASP’s wastewater pretreatment plant effluent. Consistent with the tentative resolution of this matter announced in April 2007, ASP entered a guilty plea to one felony count of failure to comply with its wastewater permit, agreed to pay a fine of $3.8 million, and be subject to a three-year probation period incorporating a compliance agreement with the Environmental Protection Agency (“EPA”). Under the compliance agreement, the Company will be required to maintain an enhanced compliance program relating to ASP. The Company recorded an additional $1.8 million charge in the second quarter of fiscal 2007 to reflect the entire $3.8 million fine. The resolution of this matter is not expected to lead to a material loss of ASP’s business, any disruption of ASP’s production, or materially higher operating costs at ASP. However, in the event of a material breach of the compliance agreement by ASP, those consequences could occur.

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

With respect to the only active site involving property which Acuity Brands does own and where it has been named as a PRP—ASP property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor the property for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, the EPA and the Company each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned soil and groundwater studies, the Company plans to conduct voluntary remediation of the site. The Company’s current estimate is that ASP will expend between $1.0 million and $7.5 million for the voluntary remediation of the site over approximately the next five years, and in May 2007 accrued a pre-tax liability of $5.0 million representing its best estimate of costs associated with remediation and other related groundwater issues. Further sampling and engineering studies could cause the Company to revise the current estimate. The Company believes that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. The Company arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Environmental Protection Division of the State of Georgia.

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

Product Warranty and Recall Related Matters

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

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving approximately 93,000 high intensity discharge (“HID”) lighting fixtures manufactured by ABL from April 2002 through October 2003 that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company initiated this recall in March 2004 and expanded it to its current scope in March 2005. ABL is providing a replacement fixture or capacitor for every fixture that meets the product recall criteria. In addition to the expenses associated with this product recall, ABL expects to incur higher-than-normal warranty expenses in connection with certain other types of indoor and outdoor HID fixtures that may incorporate the faulty capacitors produced by GE. ABL will repair or replace these fixtures upon failure. The Company has also submitted to the CPSC staff additional information about capacitor-related issues outside the date range of the expanded recall. At May 31, 2007, the Company had an accrued liability of $1.2 million with respect to the current capacitor-related recall and its possible expansion.

The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the current scope of the capacitor-related matter. While further expansion of the capacitor-related recall is not anticipated, the Company would pursue vigorously the recovery of costs associated with any such expansion.

The changes in product warranty and recall reserves are summarized as follows:

Balance at August 31, 2006	$7,013
Adjustments to warranty and recall reserve	2,328
Payments made during the period	(4,623)

Balance at May 31, 2007	$4,718

On April 19, 2007, Acuity Brands negotiated a favorable settlement of a commercial dispute. The settlement involved reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001. The Company received a cash payment of $6.6 million (net of related legal costs) in April 2007 as a result of this settlement. All amounts received and legal costs incurred in connection with the settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Operations.

10. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The Company recorded $3.4 million and $2.9 million of share-based expense for the three months ended May 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.2 million and $1.0 million in the three months ended May 31, 2007 and 2006, respectively. The Company recorded $10.2 million and $10.3 million of share-based expense for the nine months ended May 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.6 million in the nine months ended May 31, 2007 and 2006.

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

Net periodic pension cost for the Company’s pension plans during the three months and nine months ended May 31, 2007 and 2006 included the following components:

	Three Months Ended May 31		Nine Months Ended May 31
	2007	2006	2007	2006
Service cost	$623	$709	$1,869	$2,127
Interest cost	2,004	1,923	6,012	5,769
Expected return on plan assets	(2,204)	(1,893)	(6,612)	(5,679)
Amortization of prior service cost	7	13	21	39
Amortization of transitional asset	—	(27)	—	(81)
Recognized actuarial loss	407	785	1,221	2,355

Net periodic pension cost	$837	$1,510	$2,511	$4,530

12. SPECIAL CHARGE

On February 22, 2005, the Company announced additional actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company recorded a pre-tax charge of $23.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort included facility consolidations and process improvement initiatives and involved ABL, ASP, and the corporate office. The charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the nine months ended May 31, 2007 are summarized as follows:

Balance as of August 31, 2006	$5,737
Payments made during the period	(3,975)
Non-cash items	(285)

Balance as of May 31, 2007	$1,477

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) and its subsidiaries for the three and nine month periods ended May 31, 2007 and 2006. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed with the Securities and Exchange Commission on November 2, 2006, for additional information regarding the Company.

Overview

Company

Acuity Brands is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. While Acuity Brands has been publicly held as a stand-alone company for over five years, the two segments that make up the Company have long histories and well-known brands. Its lighting equipment segment is Acuity Brands Lighting (“ABL”) formerly known as Acuity Lighting Group, Inc.; its specialty products segment is Acuity Specialty Products Group (“ASP”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

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

ASP is a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end markets, primarily located throughout North America and Europe. ASP’s product portfolio includes anti-bacterial and industrial handcare products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. ASP sells over 9,000 catalog-listed products and over 6,000 other products primarily through its salaried and commissioned direct sales force, supported by highly skilled research and development and technical service teams, operates six manufacturing facilities, and serves approximately 350,000 customers through a network of strategically located distribution centers and warehouses.

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

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs will include funding its operations as currently planned, making anticipated capital investments, the funding of certain potential acquisitions, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. During fiscal year 2006, the Board of Directors authorized the repurchase of six million shares of the Company’s outstanding common stock, of which approximately five million six hundred-thirty thousand had been repurchased at May 31, 2007. The Company currently expects to invest approximately $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2007, of which $24.9 million has already been invested. Current fiscal year capital has also been dedicated to furthering ABL’s presence within the New York City marketplace through the construction and furnishing of a Manhattan sales office. The Company expects to contribute approximately $7.6 million during fiscal year 2007 to fund its defined benefit plans.

Cash Flow

Acuity Brands used available cash and net cash provided by operating activities in the nine months ended May 31, 2007 to fund capital expenditures, to repurchase stock, to pay dividends, to repay a portion of its long-term debt, and to increase its cash and cash equivalents. The Company received $25.4 million in cash from stock issuances during the first nine months of fiscal year 2007 and used $30.0 million in cash to repurchase shares of its outstanding common stock during the same period. The Company’s available cash position at May 31, 2007 was $178.4 million, an increase of $89.7 million from August 31, 2006. The increase in the Company’s available cash position was due primarily to the contributions from operating activities discussed below, and the proceeds from the exercise of stock options.

The Company generated $123.4 million of net cash provided by operating activities during the first nine months of fiscal year 2007 compared with $63.9 million generated in the prior-year period, an increase of $59.6 million or 93.2%. Net cash provided by operating activities improved due primarily to increased net income as well as increased accrued liabilities. The increase in accrued liabilities was due in part to greater accrued taxes payable, charges pertaining to certain environmental matters accrued in accordance with SFAS No. 5, Accounting for Contingencies and other legal and professional fees. The benefit from higher net income was partially offset by the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable). Operating working capital increased by approximately $12.9 million to $358.3 million at May 31, 2007 from $345.3 million at August 31, 2006. Operating working capital increased due primarily to a reduction in accounts payable as well as to increased accounts receivable balances that were driven by higher net sales. These increases in operating working capital were partially offset by ABL’s efforts to reduce inventory levels. Also negatively impacting net cash provided by operating activities were increases in prepayments and other current assets as well as the effect of tax benefits from share-based payments (the offset of which is reflected as a financing activity within the statement of cash flows). Additionally, the Company’s defined benefit plan contributions totaled approximately $7.1 million in the first three quarters of fiscal year 2007.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $24.9 million and $16.1 million in the first nine months of fiscal year 2007 and 2006, respectively, primarily for new tooling, machinery, equipment, and information technology. The Company continues to invest appropriately in these items to improve productivity and product quality, increase manufacturing efficiencies and capacity, and enhance customer service capabilities in each segment. As noted above, the Company expects to invest approximately $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal year 2007.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of May 31, 2007, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. At $371.6 million, total debt outstanding at May 31, 2007 remained substantially unchanged from August 31, 2006 and consisted primarily of long-term, fixed-rate obligations.

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and specialty products segments. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $322.3 million at May 31, 2007. There were no outstanding borrowings at May 31, 2007 or August 31, 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility at May 31, 2007 and August 31, 2006. At May 31, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $189.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less $10.8 million of outstanding letters of credit issued under the facility. See Note 8 of the Notes to Consolidated Financial Statements.

During the first nine months of fiscal year 2007, the Company’s consolidated stockholders’ equity increased $97.3 million to $639.6 million at May 31, 2007 from $542.3 million at August 31, 2006. The increase was due primarily to net income earned in the period as well as to stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan, partially offset by the repurchase of outstanding common stock and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 36.7% and 40.7% at May 31, 2007 and August 31, 2006, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 23.2% at May 31, 2007 and 34.3% at August 31, 2006.

Dividends

The Company paid cash dividends on common stock of $19.7 million ($0.45 per share) during the first nine months of fiscal year 2007 compared with $20.2 million ($0.45 per share) during the first nine months of fiscal year 2006. The Company does not currently plan to change its dividend rate; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Third Quarter of Fiscal 2007 Compared with Third Quarter of Fiscal 2006

Consolidated Results

Net sales for the quarter ended May 31, 2007 were $647.8 million compared with $603.3 million reported in the year-ago period, an increase of $44.6 million, or 7.4%. The increase in net sales, which occurred in both business segments, was due primarily to favorable higher selling prices, growth in sales of new products introduced over the last three years, and greater shipments of product offered by the lighting business. In addition, foreign currency fluctuations favorably impacted net sales by $3.1 million. The increase in net sales was partially offset by a decline in shipments by the chemical business. Overall, the Company estimates that the majority of the increase in net sales in the third quarter of 2007 compared with the year-ago period was driven by the Company’s continued ability to realize the benefit of pricing initiatives instituted within the previous 12 months.

Consolidated gross profit increased $24.5 million, or 9.8%, to $273.5 million for the quarter ended May 31, 2007 from $249.0 million in the year-ago period. Consolidated gross profit margins increased to 42.2% of net sales in the third quarter of fiscal year 2007 as compared with 41.3% of net sales reported in the year-ago period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing at both segments, incremental margins on overall volume growth, and a better mix of products sold at ABL including new, more energy efficient products introduced over the last three years. These benefits more than offset increases in raw materials and component costs as well as compensation and employee benefits costs.

Consolidated operating expenses increased $9.3 million, or 4.7%, to $206.1 million (31.8% of net sales) in the third quarter of fiscal year 2007 from $196.8 million (32.6% of net sales) reported in the year-ago period. While operating expenses as a percentage of net sales decreased by 80 basis points, operating costs increased compared with the prior year due primarily to higher commissions and incentive compensation resulting from improved performance as well as increased costs associated with the Company’s property and casualty insurance programs. Operating expenses were impacted by two partially offsetting events that were unique to the third quarter of the current fiscal year. In April 2007, ABL received a $6.6 million pre-tax cash payment (net of related legal costs) as settlement for a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001 (the “commercial dispute”). In May 2007, ASP recorded a $5.0 million pre-tax charge representing the Company’s best estimate of costs associated with a company-initiated remediation plan for groundwater contamination identified at ASP’s primary manufacturing facility located in Atlanta, Georgia. Environmental matters affecting the Company are discussed further in Note 9 of the Notes to Consolidated Financial Statements.

Consolidated operating profit was $67.4 million compared with $52.2 million reported in the year-ago period, an increase of $15.2 million or 29.1%. Operating profit margin was 10.4%, 170 basis points higher than the prior year’s third quarter margin of 8.7%. The increase in operating profit was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. The improvement in operating profit margin reflects the benefits of improved price realization and higher incremental margins on the increased shipments of ABL products. Net income for the third quarter of fiscal year 2007 increased $10.0 million, or 34.7%, to $38.7 million from $28.7 million reported in the third quarter of fiscal year 2006. The increase in net income resulted primarily from the above-noted increase in operating profit and reduced net interest expense partially offset by a higher effective tax rate.

Diluted earnings per share was $0.88 in the third quarter of fiscal year 2007 compared with $0.63 in the prior-year period, which represents a 39.7% increase over the year-ago period. Third quarter diluted earnings per share of $0.88 was negatively impacted by $0.01 per share due to a combination of several unusual items that include the special pre-tax charge of $5.0 million at Acuity Specialty Products for anticipated environmental remediation costs; higher corporate expense due to an increase in professional fees; and a non-recurring pre-tax gain of $6.6 million for a favorable legal settlement at Acuity Brands Lighting related to a long-standing commercial dispute.

Acuity Brands Lighting

Net sales at ABL in the third quarter of fiscal year 2007 were $502.4 million compared with $458.7 million reported in the year-ago period, an increase of $43.7 million, or 9.5%. The increase in net sales was due primarily to higher selling prices, enhanced mix of products sold, sales of new products, and increased shipments due largely to volume growth in key non-residential markets. More than half of the increase in net sales was due to sustained pricing actions made necessary by continued increases in certain raw materials and component costs. Net sales also benefited from foreign currency fluctuation of $2.0 million. The backlog at ABL decreased approximately $8.0 million, or 4.0%, to $190.0 million at May 31, 2007 from $198.0 million at May 31, 2006. However, the Company estimates that the third quarter fiscal 2006 backlog was inclusive of approximately $15.0 million in accelerated orders that were placed ahead of that period’s announced price increases.

Operating profit at ABL was $66.7 million for the third quarter of fiscal year 2007, compared with $45.0 million in the year-ago period, an increase of $21.7 million, or 48.3%. Operating profit margin advanced 350 basis points to 13.3% of net sales for the quarter ended May 31, 2007 from 9.8% of net sales in the year-ago period. Operating profit and margin were favorably impacted in the third quarter of fiscal year 2007 by improved pricing and an enhanced mix of products sold, a favorable $6.6 million (amount is net of related legal costs) cash settlement pertaining to a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001, and incremental margin due to greater shipments. All amounts received and legal costs incurred in connection with this cash settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Operations. The above-mentioned benefits were partially offset by greater expense related to incentive compensation, higher costs for certain raw materials and components, higher commissions, higher costs associated with property and casualty insurance, and costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the third quarter of fiscal year 2007 were $145.4 million compared with $144.5 million reported for the year-ago period, representing an increase of $0.9 million, or 0.6%. The increase in net sales was due primarily to improved pricing in the North American commercial, industrial and institutional market as well as to greater shipments in ASP’s European markets. Also, the effect of foreign currency fluctuation favorably impacted net sales in the current quarter by $1.1 million. These gains were partially offset by a decline in unit volume in certain U.S. commercial, industrial and institutional markets as well as the home improvement channel of the consumer market.

Operating profit at ASP for the third quarter of fiscal year 2007 declined to $10.0 million from $15.4 million reported for the year-ago period, representing a decrease of $5.5 million, or 35.4%. Operating profit margin was 6.9% of net sales in the third quarter of fiscal year 2007 compared with 10.7% in the prior-year period. The decreases in operating profit and margin were due primarily to the $5.0 million pre-tax environmental remediation charge recorded in the third quarter of the current fiscal year. This incremental $5.0 million pre-tax charge represents the Company’s best estimate of remediation costs associated with the groundwater contamination matter discussed in Note 9 of the Notes to Consolidated Financial Statements. Additionally, operating profit was negatively affected by the increased costs of ASP’s property and casualty insurance programs due to higher claims experience and compensation costs related to inflationary wage adjustments and severances. Also, ASP experienced increased manufacturing and freight-related costs compared with the same period in the prior year to enhance service and productivity. The positive impact of ASP’s pricing strategies and certain cost containment initiatives only partially offset the effect of the above-mentioned increased costs.

Corporate

Corporate expenses were $9.3 million in the third quarter of fiscal year 2007 compared with $8.2 million in the year-ago period, an increase of $1.1 million, or 13.1%. This fluctuation is primarily attributable to an approximate $1.3 million increase in professional fees that are infrequent in nature.

Income Taxes

The effective tax rate for the third quarter of fiscal year 2007 was 36.1%, compared with 34.5% in the third quarter of fiscal year 2006. The current period tax rate was adversely affected by an increase in certain costs that are not deductible when computing taxable income.

Other Expense (Income)

Other expense consisted primarily of interest expense and other miscellaneous non-operating activity including foreign currency transactions. Interest expense, net, was $7.4 million, a decrease of $0.9 million, or 11.1%, from the year-ago period.

Nine Months of Fiscal 2007 Compared with Nine Months of Fiscal 2006

Consolidated Results

Net sales for the nine months ended May 31, 2007 were $1,837.7 million compared with $1,718.7 million reported in the year-ago period, an increase of $119.0 million, or 6.9%. The growth in net sales, which occurred in both of the Company’s segments, was due primarily to favorable pricing attained by both the lighting and chemical businesses, the introduction of new products, and greater volume primarily at the lighting business. In addition, foreign currency fluctuations favorably impacted net sales by $8.8 million. Consolidated gross profit increased $82.5 million, or 12.0%, to $772.0 million for the nine months ended May 31, 2007 from $689.5 million in the year-ago period. Gross profit margins improved to 42.0% of net sales in the first nine months of fiscal year 2007 as compared with 40.1% of net sales reported in the year-ago period. The increase in gross profit and margins was due primarily to the benefit of higher selling prices, an enhanced mix of products sold, and incremental profit contribution from greater shipments, partially offset by higher costs for certain raw materials and component parts as well as compensation and benefits costs.

Consolidated operating expenses increased $34.1 million, or 6.0%, to $599.2 million in the first nine months of fiscal year 2007 from $565.1 million reported in the year-ago period. Operating expenses as a percentage of net sales declined 30 basis points to 32.6% when compared with the year-ago period. Increased operating expenses in the first nine months of the fiscal year were due primarily to increased compensation expense resulting from incentive-based compensation programs and, to a lesser extent, inflationary increases in wages, continued investment in productivity and customer service initiatives, increased costs associated with the Company’s insurance programs, and investments designed to enhance future go-to-market strategies.

Consolidated operating profit of $172.8 million increased by $48.4 million, or 38.9%, in the first nine months of fiscal year 2007 from $124.4 million reported in the year-ago period. Operating profit margin was 9.4%, 220 basis points higher than the prior year’s margin of 7.2%. The increase in operating profit was due primarily to greater gross profit as noted above, partially offset by higher operating expenses. The improvement in operating profit margin reflected improved gross profit margins. Net income for the first nine months of fiscal year 2007 increased $31.4 million, or 48.2%, to $96.6 million from $65.2 million reported in the first nine months of fiscal year 2006. The increase in net income resulted primarily from the above-noted increase in operating profit.

Diluted earnings per share in the first nine months of fiscal year 2007 of $2.20 increased $0.77 over prior-year earnings per share of $1.43, which represents a 53.8% increase over the year-ago period. Earnings in the first nine months of fiscal 2007 were negatively impacted by $0.07 per diluted share due to a combination of several unusual items that include the $6.9 million of incremental environmental and remediation charges as well as related legal expenses recorded in the current fiscal year by the chemical business; higher corporate expense due to an increase in professional fees; and a non-recurring pre-tax gain of $6.6 million (net of legal expenses) for a favorable settlement at the lighting business related to a long-standing commercial dispute. Earnings in the first nine months of fiscal 2006 included $0.04 per diluted share of costs related to share-based incentive plans that were subject to variable accounting treatment and that were amended in the last quarter of fiscal 2006 eliminating this added cost for fiscal year 2007.

Acuity Brands Lighting

Net sales at ABL in the first nine months of fiscal year 2007 were $1,424.4 million compared with $1,316.7 million reported in the year-ago period, an increase of $107.7 million, or 8.2%. The increase in net sales was due primarily to higher selling prices, enhanced product mix, and increased shipments resulting from improved service levels and continued demand for products in the non-residential commercial market. The effect of foreign currency fluctuation favorably impacted net sales in the year-to-date period by $5.6 million. More than half of the increase in net sales was due to sustained pricing actions made necessary by continued increases in certain raw materials and component costs.

Operating profit at ABL increased $58.3 million, or 50.5%, to $173.8 million in the first nine months of fiscal year 2007 from $115.5 million reported in the first nine months of fiscal year 2006. Operating profit margin advanced 340 basis points to 12.2% of net sales for the first nine months of fiscal year 2007 from 8.8% of net sales in the year-ago period. Operating profit and margin were favorably impacted in the first nine months of fiscal year 2007 by profit contribution from an improved pricing structure, enhanced product mix, and greater shipments to customers in key markets. Also, a favorable cash settlement of $6.6 million (net of related legal costs) regarding reimbursement of warranty and product liability costs associated with a product line purchased from a third party was received in April 2007. All amounts received and legal costs incurred in connection with this cash settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Operations. The above-mentioned benefits were partially offset by higher costs for certain raw materials and components, greater expense related to incentive compensation, higher commissions, increased cost associated with insurance programs, and costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net sales at ASP for the first nine months of fiscal year 2007 were $413.3 million compared with $401.9 million reported for the year-ago period, representing an increase of $11.4 million, or 2.8%. The increase in net sales was due primarily to favorable pricing actions taken in ASP’s North American markets. Adjustments to pricing in the current fiscal year were made necessary by the continued rise in ASP’s raw materials costs. The effect of foreign currency fluctuation favorably impacted net sales in the year-to-date period by $3.2 million. Overall unit volume at ASP declined in the first nine months of 2007 as the benefit of greater shipments in Europe and Canada were offset by decreased order rates in the domestic markets.

Operating profit at ASP for the first nine months of fiscal year 2007 declined to $23.4 million from $33.2 million reported for the year-ago period, representing a decrease of $9.8 million, or 29.6%. Operating profit margin decreased 260 basis points to 5.7% of net sales in the first nine months of fiscal year 2007 from 8.3% in the prior-year period. The decreases in operating profit and margin were due primarily to the incremental $6.9 million environmental and remediation charges including related legal expenses recorded in the current fiscal year and discussed more fully in Note 9 of the Notes to Consolidated Financial Statements. Also negatively impacting operating profit and margin were the increased costs of raw materials and freight, increases in compensation costs related to inflationary wage adjustments and severances, and increased insurance cost due primarily to higher claim experience.

Corporate

Corporate expenses were $24.4 million in the first nine months of fiscal year 2007 and were consistent when compared with the $24.3 million incurred during the year-ago period. Professional fees incurred by the corporate function increased approximately $1.1 million during the nine-month period. However, increases in professional fees were offset by reduced incentive compensation costs as the Company’s incentive-based reward programs are no longer affected by the variability in the Company’s stock price. Prior to June 2006, several of the Company’s share-based award programs were subject to variable accounting treatment which resulted in the recording of additional expense during periods of significant stock price appreciation. During the fourth quarter of fiscal year 2006, the Company amended these programs, and by doing so is no longer required to record additional expense related to stock price appreciation. The comparable prior-year period’s earnings reflect $2.6 million of higher pre-tax expense related to these share-based incentive programs due to the 35% appreciation in the Company’s stock price in the first nine months of fiscal year 2006.

Income Taxes

The effective tax rate for the first nine months of fiscal year 2007 was 35.3%, compared with 34.5% in the first nine months of fiscal year 2006. The current fiscal year tax rate was adversely affected by the non-deductible fine incurred due to the environmental investigation discussed further in Note 9 of the Notes to Consolidated Financial Statements and an increase in certain other non-deductible costs. The impact of this event was offset by the benefits of the anticipated current year repatriation of earnings from certain foreign subsidiaries. The Company will continue to evaluate its effective tax rate on a quarterly basis but, based on current facts and circumstances, expects the rate to be approximately 35.0% for the full year.

Other Expense (Income)

Other expense (income) for Acuity Brands consisted primarily of interest expense and other miscellaneous non-operating activity including foreign currency transactions. Interest expense, net, was $23.4 million, a decrease of $1.5 million, or 5.9%, from the year-ago period.

Outlook

Acuity Brands produced record third quarter results that exceeded internal expectations. The consolidated results for the three and nine months ended May 31, 2007, reflect benefits from greater sales volume, additional sales of higher margin products, and more favorable pricing required to offset continued increases in costs, including certain raw materials and component parts, as well as initiatives to improve customer service and productivity. These programs, as well as other continuous improvement actions benefited the Company’s performance and operating profit margins in the first nine months of fiscal year 2007.

The Company continues to be optimistic about its performance for the remainder of 2007 in spite of continued cost pressures and the potential impact of declining demand in the residential housing market. Management’s expectations for positive performance are due primarily to anticipated favorable demand in key sectors of the non-residential lighting market; benefits from the Company’s many actions to enhance service to its customers and improve productivity; the introduction of new innovative products and services; and higher selling prices. Looking beyond fiscal year 2007 and into 2008, management believes favorable conditions will remain intact in key sectors of the non-residential market despite the potential negative impact from a continuing weak residential housing market.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the expectation that the resolution of the investigation in to environmental issues at Acuity Specialty Products (“ASP”) will not lead to a material loss of ASP’s business, any disruption of ASP’s production, or materially higher operating costs at ASP; (b) the Company’s belief that additional groundwater remediation expenses may be necessary after an initial five-year remediation period; (c) the Company’s expectation that the capacitor-related recall will not be expanded further; (d) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of net cash provided by operating activities; (e) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, the funding of certain potential acquisitions, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors; (f) the planned spending of approximately $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities at both businesses during fiscal year 2007; (g) the expected contribution by the Company to fund its defined benefit plans; (h) the belief that investing in assets and programs that will over time increase the overall return on its invested capital on stockholder value is a key factor in driving stockholder value; (i) optimism concerning performance in the remainder of fiscal year 2007 which the Company expects will benefit from favorable demand that is anticipated in key sectors of the non-residential lighting market, from the Company’s many actions to enhance service to its customers and improve productivity, from the introduction of new innovative products and services, and from the Company’s pricing initiatives; and (j) the belief that conditions existing within key sectors of the non-residential market will remain favorable despite the potential negative impact from a continuing weak residential housing market.

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

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2007. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. Information set forth in this report’s Note 9 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2007, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter including but not limited to the final resolution of the investigation by the United States Department of Justice of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. Discussion of legal proceedings included within Note 9 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Acuity Brands, Inc. has received authorization from the Board of Directors to repurchase up to six million of its own common stock of which 5,631,700 have been repurchased. No such repurchases were executed during the three months ended May 31, 2007.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 25).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 10, 2007	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 10, 2007	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a) Restated Certificate of Incorporation of Acuity Brands, Inc.	Reference is made to Exhibit 3.1 to the registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Acuity Brands, Inc.	Reference is made to Exhibit 3(b) to the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated herein by reference.

EXHIBIT 10(iii) A	(1) Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 to the registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 to the registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

	(3) Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Filed with the Commission as part of this Form 10-Q.

	(4) Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Filed with the Commission as part of this Form 10-Q.

	(5) Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Filed with the Commission as part of this Form 10-Q.

	(6) Amendment No. 5 to Acuity Brands, Inc. 2001 Supplemental Deferred Savings Plan.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a) Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b) Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.