Form 10-K
period 2007-08-31
ACUITY BRANDS INC
filed 2007-10-30
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock of $55.37 as quoted on the New York Stock Exchange on February 28, 2007, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $2,398,789,471.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,246,456 shares as of October 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2007 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2007 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Overview

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. The Company was incorporated in 2001 under the laws of the State of Delaware. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets primarily throughout North America and Europe. Of the Company’s fiscal 2007 net sales of approximately $2.5 billion, the lighting equipment segment generated approximately 78% of total net sales while the specialty products segment provided the remaining 22%. Financial information relating to the Company’s segments for the past three fiscal years is included in Note 13 of the Notes to Consolidated Financial Statements included in this report.

Specialty Products Business Spin-off

On July 23, 2007, the Company announced its intention to separate its lighting and specialty products businesses by spinning off the specialty products business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company named Zep Inc. to Acuity Brands stockholders (“the spin-off”). The Board of Directors of Acuity Brands approved the completion of the spin-off on September 28, 2007, subject to the setting of the record date and the distribution date by the Executive Committee of the Board of Directors. The Executive Committee established the record date and distribution date for the spin-off on October 6, 2007.

Prior to the spin-off, the Company engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into the parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc., which is in turn a direct, wholly-owned subsidiary of Acuity Brands, Inc.

Acuity Brands expects to distribute pro rata to its stockholders all of the shares of Zep Inc. common stock by means of a stock dividend on October 31, 2007 (“the distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock will be paid pro rata to holders of Acuity Brands common stock who hold their shares at the close of business on October 17, 2007, which is the record date for the distribution. No fractional shares of Zep common stock will be distributed. Instead of fractional shares, Zep stockholders will receive cash. Following the distribution, Acuity Brands will not own any shares of Zep, and Zep will be an independent public company. The spin-off is intended to be tax-free to affected shareholders, and the Company has received a favorable ruling from the Internal Revenue Service as well as an opinion from its external counsel supporting the spin-off’s tax-free status. The stock of Zep Inc. is to be listed on the New York Stock Exchange under the ticker symbol “ZEP”.

Zep Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission, which was declared effective on October 11, 2007. The financial presentation of Zep Inc. in the Form 10 differs from the financial presentation of the Acuity Specialty Products segment in Acuity Brands financial statements primarily due to adjustments made to reflect the allocation of corporate expenses. The basis of presentation herein remains unaffected by the decision to spin-off the specialty products business as the related distribution will not be transacted until October 31, 2007. However, after the October 31, 2007, distribution date, the Acuity Specialty Products segment will be reflected as discontinued operations in all periods presented within Acuity Brands’ financial statements in accordance with Statements of Financial Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

Business Segments

Acuity Brands Lighting

The lighting equipment business of Acuity Brands is operated by Acuity Brands Lighting (“ABL”). ABL is one of the world’s leading providers of lighting fixtures for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional (“C&I”), industrial, infrastructure, and residential applications. ABL manufactures or procures lighting products in the United States, Mexico, Europe, and China. These products are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Gotham®, Hydrel®, Peerless®, Antique Street Lamps™, Carandini®, American Electric Lighting®, SpecLight®, Metal Optics®, and Mark Architectural Lighting®. ABL manufactures products in 14 plants in North America and three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, electric utilities, municipalities, and lighting showrooms located in North America and select international markets. In North America, ABL’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, ABL employs a sales force that utilizes distribution methods to meet specific individual customer or country requirements. In fiscal 2007, North American sales accounted for approximately 96% of ABL’s net sales. See Note 13 of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

Industry Overview

The current size of the North American lighting fixture market is estimated at $10.6 billion. The North American lighting fixture market consists of non-portable lighting fixtures as defined by the National Electrical Manufacturers Association and lighting related products such as emergency lighting equipment, poles, controls, and modular wiring systems. The U.S. market represents approximately 87% of the North American market. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 54% of the total North American lighting market. The remainder of the market is made up of an estimated 1,200 lighting manufacturers.

The primary demand driver for ABL’s core businesses is non-residential construction, which includes a broad range of commercial, institutional, and industrial buildings. Construction spending on infrastructure projects such as highways, streets, and urban developments also has a material impact on the demand for ABL’s infrastructure-focused products. Demand for ABL’s retail lighting products is highly dependent on economic drivers such as consumer spending and discretionary income, along with housing construction and home improvement spending.

Based on industry data for 2007, new construction accounts for approximately 84% of non-residential contract award values, while renovations account for approximately 16%, though this mix can vary depending on economic conditions. Major trends that can impact the industry include the development of new technologies for lamps, ballasts, and electronic light sources, more effective optical designs, federal and state regulatory requirements for updated energy codes, energy tax legislation, and design technologies addressing environmental sustainability.

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

Products

Acuity Brands Lighting produces a wide variety of lighting fixtures used in the following applications:

•

Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended fluorescent lighting products, recessed downlighting, and track lighting, as well as special application lighting products. The outdoor areas associated with these application products are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•

Industrial —Applications primarily include warehouses and manufacturing facilities. The lighting equipment business serves these applications with a variety of glass and acrylic high intensity discharge (“HID”) and fluorescent lighting products.

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

In addition to these product offerings, ABL provides services enabling customers to more effectively and efficiently manage their lighting assets. In fiscal 2007, ABL introduced the marketplace to Remote Operations Asset Management (ROAM™), an innovative service utilizing Machine to Machine (M2M) wireless network technology that allows utilities and municipalities to monitor and control their lighting systems and provide savings in energy and maintenance operations. ABL also offers turn-key labor renovation services that leverage ABL’s technological advances to reduce the customer’s operational lighting costs and financially justify the renovation of existing facilities with outdated lighting systems. These services are provided in the commercial, industrial, retail, manufacturing and warehousing markets.

Lighting fixtures for numerous applications in a multitude of industry segments accounted for approximately 66%, 67%, and 65% of total consolidated net sales for Acuity Brands in fiscal years 2007, 2006, and 2005, respectively. This does not include sales related to items such as wiring products, controls, and emergency lighting.

Sales and Marketing

Sales. ABL calls on customers in the North American market with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. These sales forces consist of approximately 220 company-employed salespeople and a network of approximately 160 independent sales agencies, each of which employs numerous salespeople. ABL also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.

Marketing. ABL markets its products to a multitude of end users through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the internet and other electronic media. On-site training is conducted at dedicated product training facilities in Conyers, Georgia and Austin, Texas. Additionally, in fiscal 2007 Holophane relocated and expanded its Light and Vision training center in Ohio. Acuity Brands Lighting also opened its Center for Light + Space during fiscal 2007, a new direct sales and marketing office dedicated to serving the New York City lighting market. New York continues to grow in importance in the world of lighting, with its influence accelerating around the country and the world. New technologies, new products and new applications are changing the industry, and Acuity Brands Lighting now offers lighting designers, architects, engineers, contractors and distributors the most efficient service with this new direct-to-market structure designed exclusively for this key metro area.

Customers

Customers of Acuity Brands Lighting include electrical distributors, retail home improvement centers, national accounts, electric utilities, utility distributors, municipalities, contractors, catalogs, and lighting showrooms. In addition, there are a variety of other buying influences, which for any given project could represent a significant influence in the product specification process. These generally include contractors, engineers, architects, and lighting designers.

A single customer of Acuity Brands Lighting, The Home Depot, accounted for approximately 15% of net sales of ABL during fiscal years 2007, 2006, and 2005, respectively. Approximately 85% of product purchased by The Home Depot is resold to end-users in the home improvement market as ABL serves both residential and commercial consumer needs of this customer. The remainder of product sourced to The Home Depot is installed in that retail center’s new and existing facilities. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.

Manufacturing

Acuity Brands Lighting operates 17 manufacturing facilities, including eight facilities in the United States, six facilities in Mexico, and three facilities in Europe. ABL utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, sockets, and ballasts, are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower ABL-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. ABL also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. Net sales of product manufactured by others currently accounts for approximately 23% of the total net sales of ABL. Of total product manufactured by ABL, U.S. operations produce approximately 43%; Mexico produces approximately 53%; and Europe produces approximately 4%. ABL has one supplier of significance and purchased approximately $73.1 million in finished goods from this supplier in 2007. However, the Company believes that sourcing alternatives currently available to ABL serve to mitigate exposure that would otherwise exist due to ABL’s utilization of this supplier.

During fiscal years 2002 through 2006, management focused on certain initiatives to make the Company more globally competitive. One of these initiatives at ABL related to enhancing its global supply chain and included the consolidation of certain manufacturing facilities into more efficient locations. During those years, ABL closed ten facilities as part of this initiative. This initiative, the Manufacturing Network Transformation (“MNT”), resulted in increased production in international locations, primarily Mexico, and greater sourcing from its network of worldwide vendors. Total square footage used for manufacturing at ABL was reduced by approximately 23% over those fiscal years as a result of MNT and other programs.

Distribution

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Research and Development

Research and development efforts at ABL are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp, ballast, and LED manufacturers are maintained to understand technology enhancements and incorporate them in ABL’s fixture designs. ABL operates five separate product development model facilities, incorporating eight photometers for testing and optimizing fixture photometric performance. The Conyers, Georgia lab is approved by the National Voluntary Laboratory Accreditation Program for both fluorescent and high intensity discharge fixtures. For fiscal years 2007, 2006, and 2005, research and development expense at ABL totaled $31.3 million, $30.0 million, and $27.1 million, respectively.

Competition

The lighting equipment industry served by ABL is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality, design and energy efficiency, customer relationships, and service capabilities. Primary competitors in the lighting industry include Cooper Industries Ltd., The Genlyte Group Incorporated, and Hubbell Incorporated. The Company estimates that the four largest lighting manufacturers (including ABL) have approximately a 54% share of the total North American lighting market.

Acuity Specialty Products

The specialty products business of Acuity Brands is operated by Acuity Specialty Products (“ASP”). ASP is a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. ASP’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. ASP’s products and services are marketed under well recognized and established brand names, such as Zep®, Zep Commercial®, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. Customers are reached through an experienced, international organization composed of approximately 1,600 sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for ASP’s customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value-added services that the Company believes distinguish ASP among its competitors.

Through ASP’s direct sales organization, convenient, highly effective cleaning and maintenance solutions are provided to approximately 350,000 customers in a broad array of commercial, industrial, and institutional end-markets, including transportation, food processing and service, manufacturing, government, and housekeeping. These customers include government entities and businesses ranging from small sole proprietorships to large corporations. In addition, ASP’s products are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through large and small home improvement retailers. The home improvement channel is supported by sales and management personnel who focus on customers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s, and Menard’s. In fiscal 2007, North American sales accounted for approximately 92% of ASP’s net sales. See Note 13 of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

Industry Overview

According to the 2006 Kline Group report, the United States commercial, industrial, and institutional cleaning chemicals market is an estimated $9.6 billion market. The Company believes it is one of the top four market leaders, which together hold slightly more than 40% of the total market share. The market is highly fragmented and is served by hundreds of regional and niche participants who sell either directly to end-users or through distributors. Approximately two-thirds of the market is currently served through distributors while one-third of the market is currently served through direct sales. ASP is a market leader in the direct sales channel and the significant majority of the specialty products business’ historical revenues have come from this channel. In general, the commercial, industrial, and institutional end-market enjoys growth consistent with GDP due to favorable end-market demographics, increasing government regulations, health and safety concerns, and consumer demand for cleanliness.

Additionally, based on company estimates and industry research, ASP estimates that the total size of the retail cleaning chemicals market is approximately $5.5 billion. This market is served through channels including grocery, mass merchandisers, home improvement, drug, and other specialty retailers. ASP primarily sells through the home improvement channel, which only serves a portion of the overall retail cleaning chemicals market. The Company believes sales through the home improvement channel are experiencing above market growth as customers diversify their purchasing locations.

While consumption of cleaning and maintenance products is somewhat discretionary, in health-driven, sophisticated markets such as North America and Western Europe, health and safety regulations and customer expectations buffer demand downturns. Increased legislation regulating food, health, and safety requires increased frequency of use, thus fueling increases in demand. Health and safety regulations are also shrinking the pool of available chemicals. Together, these trends are driving demand and development of improved product formulations and application methods. Also, the Company believes end-users in ASP’s markets are beginning to demand more effective and efficient products. Additionally, many corporate buyers are increasing centralized corporate buying activities and consolidating their respective purchases and suppliers.

Products

ASP produces a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer customers with more than 2,300 unique formulations that are used in manufacturing products for its customers. These include:

•	Transportation — Applications include products for automotive repair facilities, car washes, public transport, car rental facilities and trains, among others.

•	Food Processing and Preparation — Applications include products for farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants.

•	Manufacturing — Applications include products for professional maintenance and engineering staff in manufacturing, pharmaceutical and mining industries.

•	Government — Applications include products for federal, state and local government agencies, including cities, school districts, military, and police and fire departments.

•	Housekeeping — Applications include products for hospitality, healthcare, entertainment, and other janitorial housekeeping products.

•	Contractors and Small Business Owners — Applications include products for small business owners, contractors, and homeowners.

Sales of specialty chemical products, excluding items sold to facilitate the use of chemicals, accounted for approximately 19% of total consolidated net sales for Acuity Brands during fiscal years 2007 and 2006, and 20% of total consolidated net sales during fiscal year 2005.

Sales and Services

Sales. The sales organization at ASP consists of approximately 1,600 sales representatives worldwide. The compensation model is primarily commission-based. Net sales are largely dependent on the hiring, training, and retention of the commissioned sales representatives.

The ASP sales organization covers the U.S., Canada, Italy, Belgium, Luxemburg, and the Netherlands, and certain other smaller markets. The commercial, industrial, and institutional end-markets are serviced primarily through approximately 1,174 sales representatives in the United States, 142 sales representatives in Canada and 268 sales representatives throughout Europe, supplemented by a complement of customer and technical service personnel. ASP’s customers in the home improvement channel are served by approximately 50 salaried sales and management personnel.

Services. The specialty products business has a well-trained and experienced sales team, supported by their highly skilled research and development, and technical services teams that provide creative customized solutions for their customers’ diverse cleaning and maintenance needs. ASP provides value-added services to customers on application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training, and equipment and dispensers. Accordingly, ASP’s customers benefit from a more effective solution that includes a total cost of ownership for their cleaning and maintenance needs that the Company believes is superior to their competitors’ offerings.

Customers

ASP sells cleaning and maintenance solutions directly to approximately 350,000 customers. Customers focused in the commercial, industrial, and institutional end markets are responsible for approximately 85% of ASP’s net sales. The remainder of ASP’s net sales are attributable to customers accessed through the home improvement retail channel. ASP’s commercial, industrial, and institutional customers include government entities and businesses ranging from small sole proprietorships to the largest corporations in the U.S. These customers operate within various markets, including food processing and preparation, transportation, industrial, hospitality, government, and contractors. In addition, ASP’s cleaning and maintenance solutions are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through home improvement retailers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s, and Menard’s.

A single customer of Acuity Specialty Products, The Home Depot, accounted for approximately 13% of net sales of ASP during fiscal year 2007, and 12% of net sales during fiscal years 2006 and 2005, respectively. The loss of that customer could temporarily adversely affect ASP’s results of operations.

Manufacturing

ASP manufactures products at six facilities located in the United States, Canada, the Netherlands, and Italy. The three U.S. facilities produce approximately 89% of manufactured product; the Canadian facility produces approximately 7%; and the two European facilities produce approximately 4%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 19% of the net sales volume of ASP. Outsourced product is predominately manufactured in the U.S. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on the results of operations of ASP.

Distribution

Products sold to commercial, industrial, and institutional end-markets are shipped from 46 strategically located branch warehouses throughout North America and Europe, which are supplied directly from ASP’s production facilities and by one large distribution center in Atlanta, Georgia. The products sold to home improvement retailers are distributed nationwide from the Emerson, Georgia plant and one other warehouse. Products are primarily delivered through common and local carriers.

Research and Development

At ASP, research and development is directed at developing product systems that provide comprehensive solutions for broad-based customer applications. Additionally, efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products.

Special emphasis has been placed on the development of “green” products based on renewable and environmentally preferred raw materials. Technical expertise is employed to move proven technologies into new applications. Research and development expense at ASP for fiscal years 2007, 2006, and 2005, excluding technical services, was $2.3 million, $2.3 million, and $2.2 million, respectively.

Competition

The cleaning and maintenance solutions industry served by ASP is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets served by ASP. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab, Inc., JohnsonDiversey, Inc., NCH Corporation, Rochester Midland Corporation, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products including but not limited to Church & Dwight Co., Inc., Procter and Gamble, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. ASP also competes in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future.

Environmental Regulation

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands allocates considerable resources including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. See Item 3: Legal Proceedings for a discussion of certain environmental matters.

Raw Materials

The products produced by Acuity Brands require certain raw materials, including aluminum, plastics, electrical components, solvents, surfactants, other petroleum-based materials and components, and certain grades of steel. For example, Acuity Brands Lighting purchases approximately 116,000 tons of steel and aluminum on an annual basis depending on various factors including product mix. The use of steel and aluminum is not integral to the manufacturing processes of Acuity Specialty Products. The Company estimates that on a consolidated basis approximately 8% of purchased raw materials are petroleum-based. Acuity Brands purchases most raw materials on the open market and relies on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts, and finished goods), timing of price increases, and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of changes in the market price of these raw materials.

Acuity Brands does not expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to twelve months. Significant increases in the prices of Acuity Brands’ products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, the higher selling prices have lagged behind the increases in cost as seen in fiscal 2005. There can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

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

Backlog Orders

The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. ASP satisfies a significant portion of customer demand within 24 to 48 hours from the time a customer’s order is placed and, therefore, sales order backlogs for the specialty products business are not material. ABL ships approximately 40% of sales orders during the month that those orders are placed. Sales order backlogs of the lighting equipment business, believed to be firm as of August 31, 2007 and 2006, were $180.6 million and $176.0 million, respectively. This increase in backlog is net of a decrease in past due backlog resulting from improved delivery performance.

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

A significant portion of the net sales of ABL relates to customers in the new construction and renovation industries, primarily for commercial and institutional applications. The new construction industry is cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of ABL and Acuity Brands as a whole. In addition, net sales at ASP are dependent on the retail, wholesale, and industrial markets and demand for these markets is generally associated with GDP in the United States. Economic downturns and the potential decline in key construction markets and demand for specialty chemicals may have a material adverse effect on the net sales and operating income of Acuity Brands.

International Operations

Acuity Brands manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 57% and 11% of the products manufactured by the lighting equipment and specialty products segments, respectively, are manufactured outside the United States.

Of total product manufactured by ABL, approximately 53% is produced in Mexico. Most of these operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows Acuity Brands to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has resulted in increased labor costs and could result in increased labor costs in the future. Acuity Brands may be required to make additional investments in automated equipment to partially offset potential increase in labor and wage costs.

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

For fiscal year 2007, net sales outside the U.S. represented approximately 11% and 20% of the total net sales of the lighting equipment and specialty products businesses, respectively. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Acuity Brands

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company’s reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or on their website at www.sec.gov.

Additionally, the Company has adopted a written Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers, and employees, including its principal executive officer and senior financial officers. This Code of Ethics and Business Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics and Business Conduct and the Company’s Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on the Company’s website. Additionally, the Statement of Responsibilities of Committees of the Board and the Statement of Rules and Procedures of Committees of the Board, which contain the charters for the Company’s Audit Committee, Compensation Committee, and Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on the Company’s website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, the Statement of Responsibilities of Committees of the Board, and the Statement of Rules and Procedures of Committees of the Board is available in print to any stockholder of the Company that requests such document by contacting the Company’s Investor Relations department.

Employees

Acuity Brands employs approximately 10,000 people, of whom approximately 6,400 are employed in the United States, 2,700 in Mexico, 350 in Canada, and 550 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 4,400 persons (including approximately 2,100 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a. Risk Factors

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 42. The risks and uncertainties include risks related to the spin-off of the specialty products business as well as risks related to the Company’s continuing operations both prior to and following the spin-off. These risks include, without limitation:

Risks Related to the Spin-off of Acuity Specialty Products Group, Inc.

Failure of the distribution to qualify as a tax-free transaction could result in substantial liability.

Acuity Brands has received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to Acuity Brands, Zep Inc., and Acuity Brands stockholders for United States federal income tax purposes under section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling generally is binding on the Internal Revenue Service, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Acuity Brands will not be able to rely on the ruling. Moreover, the Internal Revenue Service will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Internal Revenue Code. Rather, the private letter ruling is based upon representations by Acuity Brands that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

Acuity Brands has received an opinion of King & Spalding LLP, counsel to Acuity Brands, to the effect that, with respect to the requirements referred to above on which the Internal Revenue Service will not rule, those requirements will be satisfied. The opinion is based on, among other things, certain assumptions and representations as to factual matters made by Acuity Brands and Zep Inc. which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

If the spin-off fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Acuity Brands, measured by the difference between (1) the aggregate fair market value of the shares of Zep common stock on the date of the spin-off and (2) Acuity Brands’ adjusted tax basis in the shares of Zep common stock on the date of the spin-off. The corporate level tax would be payable by Acuity Brands. However, Zep has agreed under certain circumstances to indemnify Acuity Brands for this tax liability. In addition, under the applicable Treasury regulations, each member of Acuity Brands’ consolidated group at the time of the spin-off (including Zep) is severally liable for such tax liability.

Furthermore, if the spin-off does not qualify as tax-free, each Acuity Brands stockholder generally would be taxed as if he or she had received a cash distribution equal to the fair market value of the shares of Zep common stock on the date of the spin-off.

Even if the spin-off otherwise qualifies as tax-free, Acuity Brands nevertheless could incur a substantial corporate tax liability under section 355(e) of the Internal Revenue Code, if 50 percent or more of the stock of Acuity Brands or Zep were to be acquired as part of a “plan (or a series of related transactions)” that includes the distribution. For this purpose, any acquisitions of the stock of Acuity Brands or of Zep stock that occur within two years before or after the spin-off are presumed to be part of such a plan, although Acuity Brands may be able to rebut that presumption. If such an acquisition of the stock of Acuity Brands or of Zep stock triggers the application of section 355(e), Acuity Brands would recognize taxable gain as described above, but the spin-off would generally remain tax-free to the Acuity Brands stockholders. If acquisitions of Zep’s stock trigger the application of section 355(e), Zep would be obligated to indemnify Acuity Brands for the resulting corporate-level tax liability.

The combined post-spin-off value of Acuity Brands and Zep shares may not equal or exceed the pre-spin-off value of Acuity Brands shares.

After the spin-off, Acuity Brands common stock will continue to be listed and traded on the New York Stock Exchange. Zep will also list its common stock on the New York Stock Exchange. There can be no assurances that the combined trading prices of Acuity Brands common stock and Zep common stock after the spin-off, as adjusted for any changes in the combined capitalization of both companies, will be equal to or greater than the trading price of Acuity Brands common stock prior to the spin-off. Until the market has fully evaluated the business of Acuity Brands without Zep’s business, the price at which Acuity Brands common stock trades may fluctuate significantly. Similarly, until the market has fully evaluated Zep’s business, the price at which Zep common stock trades may fluctuate significantly, and shareholders may not realize the full benefit of the spin-off.

Risks Related to the Business of Acuity Brands, Inc.

General business and economic conditions may affect the Company’s results from operations.

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

Acuity Brands is subject to risks related to operations outside the United States.

The Company has substantial operations outside the United States. Net sales outside the United States represented approximately 13% of the Company’s total net sales for the fiscal year ended August 31, 2007. Furthermore, as of August 31, 2007, approximately 57% of ABL’s and 11% of ASP’s products were manufactured outside the United States. The Company’s operations as well as those of key vendors are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both the Company’s U.S. and non-U.S. operations, the Company faces risks related to its foreign operations including but not limited to foreign currency fluctuations; unstable political, economic, financial, and market conditions; trade restrictions; and increases in tariffs and taxes. Some of these risks have affected the business of Acuity Brands in the past and may have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows in the future.

Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.

Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which the Company operates. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. These laws may impact the manufacture and distribution of the Company’s products and place restrictions on the products the Company can sell in certain geographical locations.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. The Company has established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, the Company’s potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on the Company’s financial condition or results. In addition, the presence of environmental contamination at the Company’s properties could adversely affect its ability to sell property, receive full value for a property, or use a property as collateral for a loan.

Acuity Brands may develop unexpected legal contingencies or lose insurance coverage.

Acuity Brands is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 million per occurrence, including toxic tort and other product liability claims, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, commercial disputes, patent infringement, and errors and omissions. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position or cash flows. In addition, Acuity Brands cannot guarantee that it will be able to maintain current levels of insurance coverage for all matters that are currently insured for costs that the Company considers to be reasonable. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim related costs to rise.

Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials.

The Company utilizes a variety of raw materials and components in its production process including petroleum based chemicals, steel, copper, ballasts, and aluminum. For example, Acuity Brands Lighting purchases approximately 116,000 tons of steel and aluminum on an annual basis depending on various factors including ABL’s product mix. The Company estimates that approximately 8% of the raw materials purchased are petroleum-based. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to achieve operating margins acceptable to shareholders. There can be no assurance that future raw material price increases will be successfully passed through to customers. The Company sources these goods from a number of suppliers and is, therefore, reasonably insulated from risks affecting any one supplier. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price.

Acuity Brands may pursue future growth through strategic acquisitions which may not yield anticipated benefits.

The Company has previously endeavored, and may again endeavor to improve the business through strategic acquisitions. The Company will gain from such activity only to the extent that it can effectively leverage the assets, including personnel, and operating processes of the acquired businesses. Uncertainty is inherent within the acquisition process, and unforeseen circumstances arising from future acquisitions could offset their anticipated benefits. Any of these factors could adversely affect the Company’s results of operations, including its ability to generate positive operating cash flows.

Technological developments by competitors could affect the Company’s operating profit margins and sales volume.

Acuity Brands Lighting is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances, including having access to technologies generated by others and the obtaining of appropriate patents, play a significant role in protecting Acuity Brands’ intellectual property and development activities. However, the continual development of new technologies (e.g., LEDs and lamp ballast systems) by existing and new source suppliers looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s, and specifically ABL’s, ability to sustain operating profit margin and desirable levels of volume.

Acuity Brands may be unable to sustain significant customer relationships.

Relationships forged with customers, including The Home Depot, which represent approximately 15% and 13% of the total net sales from ABL and ASP, respectively, are directly impacted by the Company’s ability to deliver high quality products and service. Acuity Brands does not have a written contract obligating The Home Depot to purchase its products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm the Company’s sales and profitability. Innovation in design and technology achieved by competitors could have a negative impact on customer acceptance of the Company’s products. Additionally, the Company sources many materials and components used in its production processes from third-party suppliers. The Company has recently incurred recall costs associated with faulty items purchased from third-party suppliers. While the Company anticipates reimbursement for the majority of the recall costs, the inability to effectively manage customer relationships during the recall process could have an adverse effect on the Company’s ability to maintain desired levels of profitability and volume.

If Acuity Brands products are improperly manufactured, packaged, or labeled or become adulterated, it may need to recall those items and may experience product liability claims if consumers are injured.

Acuity Brands may need to recall some of its products if they are improperly manufactured, packaged, or labeled or if they become adulterated. The Company’s quality control procedures relating to the raw materials, including packaging, that it receives from third-party suppliers as well as the Company’s quality control procedures relating to its products after those products are designed, manufactured or formulated and packaged may not be sufficient. Acuity Brands has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. Acuity Brands may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company. A significant product recall or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flow.

Acuity Brands could be adversely affected by disruptions of its operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s plants could have a material adverse effect on its financial results. Further, because many of the Company’s customers are, to varying degrees, dependent on planned deliveries from the Company’s plants, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against Acuity Brands. The Company may incur costs to correct any of these problems, in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed, resulting in a loss of business. While the Company maintains insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all losses and the Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and suffer substantial losses in operational capacity, any of which could have a material adverse effect on its financial results and cash flow.

The Company’s lighting equipment business is heavily dependent on the strength of construction activity.

Sales activity within the lighting equipment industry depends significantly on the level of activity in new construction, additions, and renovations. Demand for non-residential construction is driven by many factors, including but not limited to the availability of credit, fluctuation of interest rates, accessibility to public financing, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by the fluctuation of interest rates and the availability of credit as well as the supply of existing homes, price appreciation, and household formation rates. Significant decreases in either residential or non-residential construction activity could significantly impact the Company’s results of operations.

Acuity Brands is heavily dependent on the strength of construction activity, and this dependency will increase with the spin-off of its specialty products business.

Of Acuity Brands’ fiscal 2007 net sales of approximately $2.5 billion, the lighting equipment segment generated approximately 78% of total net sales while the specialty products segment provided the remaining 22%. Sales activity within the lighting equipment industry depends significantly on the level of activity in new construction, additions and renovations. Demand for non-residential construction is driven by many factors, including but not limited to general economic activity, the availability of credit, fluctuation of interest rates, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by the fluctuation of interest rates and the availability of credit as well as the supply of existing homes, price appreciation and household formation rates.

Acuity Brands’ exposure to the above listed trends affecting its lighting business has, to a degree, been buffered by the operations of its specialty products business. While some seasonality is inherent to the specialty products business, ASP’s performance remains generally unaffected by trends isolated to construction markets. Acuity Brands announced plans in July 2007 to separate the lighting and specialty chemical businesses by spinning off Acuity Specialty Products into an independent public company. During the past five years, ASP’s annual contribution to its parent’s operating cash flows, net of investing activity, has averaged approximately $37 million. The specialty products business has been responsible for approximately 22-25% of the consolidated parent company’s revenues over that period. Additionally, the specialty products business has contributed to the profitability of the consolidated entity; the specialty products group’s operating profit and operating profit margins during the previous five years have averaged approximately $41 million and 7.7%, respectively, excluding any allocation of corporate costs. In fiscal 2008, Acuity Brands, with Acuity Brands Lighting as its sole operating subsidiary, will proceed without the benefit from operations previously conducted by ASP. Therefore, Acuity Brands’ exposure to activity within the non-residential and residential construction markets will no longer be mitigated, to any extent, by the operations of its chemical business. Significant decreases non-residential construction activity and, to a lesser extent, retail construction activity could significantly impact the Company’s future results of operations.

Risks Related to Ownership of Acuity Brands Common Stock

The market price and trading volume of the Company’s shares may be volatile.

The market price of the Company’s common shares could fluctuate significantly for many reasons, including for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within Acuity Brands’ industries experience declines in their share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of the Company’s management and other resources.

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

Division	Owned	Leased	Nature of Facilities
Lighting Equipment	12	5	Manufacturing Facilities
	—	7	Warehouses
	1	5	Distribution Centers
	7	25	Offices

Specialty Products	4	2	Manufacturing Facilities
	3	38	Warehouses/Branches
	—	2	Distribution Centers
	—	7	Offices

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Canada	Mexico	Europe	Total
Lighting Equipment
Owned	6	—	5	1	12
Leased	2	—	1	2	5

Specialty Products
Owned	3	—	—	1	4
Leased	—	1	—	1	2

Total	11	1	6	5	23

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

Item 3. Legal Proceedings

General

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

In June 2007, ASP reached a final resolution of the investigation by the United States Department of Justice (“DOJ”) of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta (“City”) and conduct that interfered with the City’s efforts to sample ASP’s wastewater pretreatment plant effluent. Consistent with the tentative resolution of this matter announced in April 2007, ASP entered a guilty plea to one felony count of failure to comply with its wastewater permit, agreed to pay a fine of $3.8 million, and be subject to a three-year probation period incorporating a compliance agreement with the Environmental Protection Agency (“EPA”); however, effective upon the spin-off, Zep Inc. will be substituted for Acuity Brands, Inc. in the compliance agreement and Acuity Brands, Inc. will have no further obligations thereunder. Under the compliance agreement, the Company will be required to maintain an enhanced compliance program relating to ASP. The Company recorded an additional $1.8 million charge in the second quarter of fiscal 2007 to reflect the entire $3.8 million fine. The resolution of this matter is not expected to lead to a material loss of ASP’s business, any disruption of ASP’s production, or materially higher operating costs at ASP. However, in the event of a material breach of the compliance agreement by ASP, those consequences could occur.

ASP is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. With respect to each of the currently active sites which it does not own and where it has been named as a responsible party or a potentially responsible party (“PRP”), the Company believes its liability is immaterial, based on information currently available, due to its limited involvement at the site and/or the number of viable PRPs.

With respect to the only active site involving property which ASP does own and where it has been named as a PRP—a property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor the property for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, the EPA and the Company each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned soil and groundwater studies, ASP plans to conduct voluntary remediation of the site. ASP’s current estimate is it will expend between $1.0 million and $7.5 million for the voluntary remediation of the site over approximately the next five years, and in May 2007 accrued a pre-tax liability of $5.0 million representing its best estimate of costs associated with remediation and other related groundwater issues. Further sampling and engineering studies could cause ASP to revise the current estimate. ASP believes that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. ASP arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Environmental Protection Division of the State of Georgia.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI.” At October 26, 2007, there were 4,976 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2007
First Quarter	$54.48	$42.31	$0.15
Second Quarter	$60.18	$48.71	$0.15
Third Quarter	$62.16	$51.57	$0.15
Fourth Quarter	$66.89	$46.95	$0.15

2006
First Quarter	$31.96	$26.75	$0.15
Second Quarter	$40.42	$31.00	$0.15
Third Quarter	$44.35	$37.91	$0.15
Fourth Quarter	$45.18	$35.31	$0.15

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The following table reflects activity related to equity securities purchased by the Company during the quarter ended August 31, 2007:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/01/07 – 6/30/07	—	$—	—	368,300
7/01/07 – 7/31/07	—	$—	—	368,300
8/01/07 – 8/31/07	376,900	$52.40	376,900	1,991,400

Total	376,900	$52.40	376,900	1,991,400

(1)	On August 14, 2007, the Company received authorization from the Board of Directors for the repurchase of up to an additional two million shares of the Company’s common stock. Of the 376,900 shares purchased during the fourth quarter of fiscal 2007, 270,000 shares were purchased under the Company’s 10b5-1 stock purchase plans at an average price of $53.75. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2007. The historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto. Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001.

	Years Ended August 31,
	2007	2006	2005	2004	2003
	(In thousands, except per-share data)
Net sales	$2,530,668	$2,393,123	$2,172,854	$2,104,167	$2,049,308
Net income	148,054	106,562	52,229	67,214	47,782
Basic earnings per share	3.48	2.43	1.21	1.60	1.15
Diluted earnings per share	3.37	2.34	1.17	1.56	1.15

Cash and cash equivalents	222,816	88,648	98,533	14,135	16,053
Total assets	1,612,508	1,444,116	1,442,215	1,356,452	1,284,113
Long-term debt (less current maturities)	371,027	371,252	371,736	390,210	391,469
Total debt	371,323	371,895	372,303	395,721	445,808
Stockholders’ equity	671,966	542,259	541,793	477,977	408,294
Cash dividends declared per common share	0.60	0.60	0.60	0.60	0.60

On July 23, 2007, the Company announced its intention to separate its lighting and specialty products businesses by spinning off the specialty products business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company named Zep Inc. to Acuity Brands stockholders (“the spin-off”). The Board of Directors of Acuity Brands approved the completion of the spin-off on September 28, 2007, subject to the setting of the record date and the distribution date by the Executive Committee of the Board of Directors. The Executive Committee established the record date and distribution date for the spin-off on October 6, 2007.

Prior to the spin-off, the Company engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into its parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc., which is in turn a direct, wholly-owned subsidiary of Acuity Brands, Inc.

Zep Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission, which was declared effective on October 11, 2007. The financial presentation of Zep Inc. in the Form 10 differs from the financial presentation of the Acuity Specialty Products segment in Acuity Brands financial statements primarily due to adjustments made to reflect the allocation of corporate expenses. The basis of presentation herein remains unaffected by the decision to spin-off the specialty products business as the related distribution will not be transacted until October 31, 2007. However, after the October 31, 2007 distribution date, the Acuity Specialty Products segment will be reflected as discontinued operations in all periods presented within Acuity Brands’ financial statements in accordance with Statements of Financial Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2007, 2006, and 2005. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is a holding company that owns and manages two businesses that serve distinctive markets—lighting equipment and specialty products. The lighting equipment segment designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The specialty products segment is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets primarily throughout North America and Europe. Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 10,000 people worldwide.

Acuity Brands Lighting (“ABL”), produces a broad array of indoor and outdoor lighting fixtures for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading providers of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 23 factories and distribution facilities along with seven warehouses to serve its extensive customer base. Acuity Specialty Products (“ASP”) is a leading producer of specialty chemical products including cleaners, deodorizers, sanitizers, and pesticides for industrial and institutional, commercial, and residential applications primarily for various markets throughout North America and Europe. ASP has more than 2,300 unique formulations that are used in manufacturing products for its customers, operates six plants, and serves over 350,000 customers through a network of distribution centers and warehouses. While Acuity Brands has been publicly held as a stand-alone company for more than five years, the two segments that make up the Company have long histories and well-known brands.

Specialty Products Business Spin-off

The Board of Directors and management of Acuity Brands regularly review business conducted by Acuity Brands to ensure that resources are deployed and activities are pursued in the best interests of its stockholders. Management of Acuity Brands began discussing potential divestiture strategies relating to Acuity Brands’ specialty products business, including a potential sale of the business or a spin-off, in the fall of 2006. On July 23, 2007, the Company announced its intention to separate its lighting and specialty products businesses by spinning off the business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company to Acuity Brands shareholders (“the spin-off”). The Board of Directors of Acuity Brands approved the completion of the previously announced spin-off on September 28, 2007, subject to the setting of the record date and the distribution date by the Executive Committee of the Board of Directors. The Executive Committee established the record date and distribution date for the spin-off on October 6, 2007. Plans to spin-off Acuity Specialty Products were ultimately pursued to allow the lighting and chemical businesses of Acuity Brands the financial and operational flexibility to separately take advantage of significant growth opportunities facing their respective businesses, which the Company believes is in the best interest of its stockholders.

Prior to the spin-off, the Company engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into its parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc., which is in turn a direct, wholly-owned subsidiary of Acuity Brands, Inc.

Zep Inc. (“Zep”) will be listed on the New York Stock Exchange under the ticker symbol “ZEP.” Acuity Brands expects to distribute pro rata to its stockholders all of the shares of Zep common stock by means of a stock dividend on October 31, 2007. The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock will be paid pro rata to holders of Acuity Brands common stock who hold their shares at the close of business on October 17, 2007, which is the record date for the distribution. No fractional shares of Zep common stock will be distributed. Instead of fractional shares, Zep stockholders will receive cash. Following the distribution, Acuity Brands will not own any shares of Zep, and Zep will be an independent public company. The spin-off is intended to be tax free to affected shareholders, and the Company has received a favorable ruling from the Internal Revenue Service as well as a favorable opinion of external tax counsel supporting the spin-off’s tax-free status. To facilitate the separation of Zep Inc. from its parent, Acuity Brands will provide certain services to Zep Inc. during a transition period following completion of the spin-off. Additionally, the Company and Zep Inc. will enter into commercially reasonable service agreements in the normal course of business. As of August 31, 2007, Acuity Brands has incurred $2.1 million of incremental professional fees associated with the spin-off.

Zep Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission, which was declared effective on October 11, 2007. The financial presentation of Zep Inc. in the Form 10 differs from the financial presentation of the Acuity Specialty Products segment in Acuity Brands financial statements primarily due to adjustments made to reflect the allocation of corporate expenses. The basis of presentation herein remains unaffected by the decision to spin-off the specialty products business as the related distribution will not be transacted until October 31, 2007. However, after the October 31, 2007 distribution date, the Acuity Specialty Products segment will be reflected as discontinued operations in all periods presented within Acuity Brands’ financial statements in accordance with Statements of Financial Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

Strategy

Throughout 2007, Acuity Brands made significant progress towards key initiatives designed to enhance and streamline its operations, including its product development and service capabilities, to create a stronger, more effective organization that is capable of consistently achieving its long-term financial goals, which are as follows:

•	Generating consolidated operating margins in excess of 10%;

•	Growing earnings per share in excess of 15% per annum;

•	Providing a return on stockholders’ equity of 20% or better;

•	Maintaining the Company’s debt to total capitalization ratio below 40%; and

•	Generating cash flow from operations less capital expenditures that is in excess of net income.

Acuity Brands, with ABL as its lone operating subsidiary after the spin-off, will pursue the above-stated goals on a continuing operations basis. To increase the probability for the Company to achieve these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service, creating a globally competitive cost structure by eliminating non-value added activities, lowering transaction costs, improving productivity, and introducing new and innovative products more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas as well as to create a culture that demands excellence through continuous improvement. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

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

Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next twelve months. These needs will include funding its operations as currently planned, making anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s benefit plans, and repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. The Company’s Board of Directors has authorized the repurchase of eight million shares of the Company’s outstanding common stock, of which approximately six million had been acquired as of August 31, 2007. The Company, with ABL as its sole operating subsidiary, currently expects to invest approximately $35.0 million to $40.0 million for equipment, tooling, and new and enhanced information technology capabilities during fiscal 2008. The Company expects to contribute approximately $3.4 million in fiscal 2008 to fund its defined benefit plans.

Looking beyond fiscal 2008, the Company has $160.0 million of public notes scheduled to mature during January 2009 and $200.0 million of public notes scheduled to mature eighteen months later during 2010. The Company believes that it will be able to either refinance or retire these notes as they come due based on current cash balances; the recently executed $250.0 million 5-year Revolving Credit Facility maturing in October 2012; its $75.0 million Receivables Facility, which may be renewed annually; and future cash provided by operations.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. The Company applied $43.5 million of available cash towards acquisitions during fiscal year 2007. While the Company received $26.5 million in cash from stock issuances during fiscal year 2007, these receipts were more than offset by returns to shareholders in the form of repurchases of the Company’s common stock of $45.0 million and the payment of $26.4 million in dividends. In spite of these events, cash and cash equivalents at fiscal year-end totaled $222.8 million, an increase of $134.2 million since the beginning of the fiscal year.

In fiscal 2007, cash flow provided by operating activities totaled $241.2 million compared with $155.9 million and $137.1 million reported in 2006 and 2005, respectively. Cash flow provided by operating activities increased in 2007 compared with 2006 by $85.3 million or 54.7% due primarily to higher net income of $41.5 million, increased accrued liabilities of $49.1 million, and a $15.7 million decrease in cash required to fund consolidated operating working capital needs (operating working capital is calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable). The increase in accrued liabilities was due to several factors, the largest of which are as follows: greater accrued compensation of $14.9 million, which includes commissions and bonuses associated with positive operating performance; increased accrued taxes payable of $12.4 million, which was attributable to greater earnings and the timing of related payments; increased costs related to certain environmental matters totaling $5.0 million; increased costs of $3.7 million related to the Company’s property and casualty insurance programs; and other legal and professional fees primarily related to the spin-off of Acuity Specialty Products. Fluctuations in operating working capital are discussed below.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company spent $36.9 million and $28.6 million in 2007 and 2006, respectively, primarily for new tooling, machinery, equipment, and information technology. The Company continues to invest appropriately in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities in each segment. As noted above, the Company, with ABL as its sole operating subsidiary, expects capital spending in 2008 to range between $35.0 million and $40.0 million, due primarily to greater anticipated investment in equipment and tooling for new products as well as for further enhancement of its information technology capabilities. The Company believes that these investments will enhance its operations and financial performance in the future. In the fourth quarter of fiscal 2007 the Company applied $43.5 million of available cash towards acquiring substantially all of the assets and assuming certain liabilities of Mark Lighting Fixture Company, Inc. This transaction is discussed further in Note 9 of the Notes to the Consolidated Financial Statements.

Consolidated working capital at August 31, 2007 was $397.6 million compared with $309.9 million at August 31, 2006, an increase of $87.7 million. The increase in working capital in 2007 compared with 2006 was due primarily to the $134.2 million increase in cash and cash equivalents, partially offset by a $17.2 million decrease in inventory and a $28.7 million increase in other current liabilities. Almost half of the increase in other current liabilities was attributable to taxes payable, and the primary components of the remainder of the difference have been discussed above. The decrease in inventory was achieved through the successful implementation of certain inventory management initiatives at select locations of both the lighting and chemical businesses, and was aided by record selling performance in the last quarter of fiscal 2007. Operating working capital decreased by approximately $11.8 million to $333.5 million at August 31, 2007 from $345.3 million at August 31, 2006. Decreased operating working capital levels resulted from the successful implementation of inventory and payables management initiatives coupled with continued favorable development of receivables collections. Operating working capital as a percentage of net sales at the end of fiscal 2007 decreased to 13.2% from 14.4% in fiscal 2006. At August 31, 2007, the current ratio (calculated as total current assets divided by total current liabilities) of the Company was 1.8 compared with 1.7 at August 31, 2006.

During the course of the previous five years, Acuity Specialty Products’ annual contribution to its parent company’s aggregate operating and investing cash flows has averaged $37 million (amount is net of estimated corporate overhead costs). On October 31, 2007 (the “distribution date”), Acuity Brands will enter into a distribution agreement with Zep Inc. The distribution agreement will provide for the principal corporate transactions required to affect the spin-off. Pursuant to this distribution agreement, Zep Inc. will draw upon its credit facilities and remit a dividend to Acuity Brands in the amount of $62.5 million on the distribution date. Acuity Brands intends to use proceeds from this dividend to fund currently authorized share repurchases or to reduce its outstanding indebtedness. The distribution agreement further provides that after the spin-off, Acuity Brands will remit to Zep Inc. an amount equal to the positive net cash flow generated by Zep Inc. during the period from September 1, 2007 until the distribution date (less any cash in excess of $5.0 million held by Zep Inc. on the distribution date). Therefore, effective September 1, 2007, Acuity Brands will cease to benefit from positive operating cash flow generated by its specialty products business.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2007:

	Total	Payments Due by Period
		Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt (1)	$371,323	$296	$359,869	$—	$11,158
Interest Obligations (2)	162,509	33,761	59,028	18,792	50,928
Operating Leases (3)	92,461	23,181	33,694	21,381	14,205
Purchase Obligations (4)	107,874	103,391	3,832	651	—
Other Long-term Liabilities (5)	52,309	4,605	12,055	12,242	23,407

Total	$786,476	$165,234	$468,478	$53,066	$99,698

(1)	These amounts (which represent the amounts outstanding at August 31, 2007) are included in the Company’s Consolidated Balance Sheets. See Note 4: Long-Term Debt and Lines of Credit for additional information regarding debt and other matters.

(2)	These amounts represent the expected future interest payments on debt held by the Company at August 31, 2007 and the Company’s loans related to its corporate-owned life insurance policies (“COLI”). The substantial majority of interest payments on debt included in this table is based on a fixed rate. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected on the Company’s Consolidated Statements of Cash Flows.
(3)	The Company’s operating lease obligations are described in Note 7: Commitments and Contingencies.
(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(5)	These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term incentive programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, stock price fluctuations, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations absent those contributions. See Note 3: Pension and Profit Sharing Plans for additional information.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and the equity of its stockholders. As of August 31, 2007, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. Total debt outstanding at August 31, 2007, was $371.3 million compared with $371.9 million at August 31, 2006, and consisted mainly of fixed rate, long-term debt.

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of ABL and ASP. There were no outstanding borrowings at August 31, 2007 and 2006 under the Receivables Facility, which expired in October 2007. On October 19, 2007, the Company entered into separate Receivables Facility agreements (the “ABL Receivables Facility” and the “Zep Receivables Facility”, together referred to as the “Receivables Facilities”) in preparation of the spin-off of Zep Inc. The Receivables Facilities are for a one-year period with similar terms and conditions as the previous Receivables Facility. The ABL Receivables Facility allows for borrowings of funds up to $75.0 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable of ABL. The Zep Receivables Facility allows for borrowings of funds up to $40.0 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable of ASP.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2007 and 2006 under the Revolving Credit Facility. On October 19, 2007, the Company executed both a $250.0 million revolving credit facility (“Acuity Revolving Credit Facility”) and a $100.0 million revolving credit facility (“Zep Revolving Credit Facility”). The revolving credit facilities were executed to facilitate the spin-off of Zep Inc. The revolving credit facilities replaced the Company’s $200.0 million revolving credit facility which was scheduled to mature in January 2009. The Company will write-off approximately $0.3 million of deferred financing costs in connection with this replacement. The new revolving credit facilities both mature in October 2012. Both revolving credit facilities contain financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Acuity Revolving Credit Facility agreement and the Zep Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. Both the Zep Receivables Facility and the Zep Revolving Credit Facility will be assigned to and fully assumed by Zep Inc. upon the execution of the spin-off of Acuity Brands’ specialty products segment.

Acuity Brands has $160.0 million of public notes scheduled to mature during January 2009 and $200.0 million of public notes scheduled to mature eighteen months later during 2010. As of August 31, 2007, Acuity Brands, ABL, and ASP were each obligors under the notes. In connection with the subsidiary reorganization transactions, Acuity Specialty Products Group, Inc. has subsequently been released from its obligations under the notes. The Company believes that it will be able to either refinance or retire these notes as they come due based on current cash balances; the recently executed $250.0 million 5-year Revolving Credit Facility maturing in October 2012; its $75.0 million ABL Receivables Facility, which may be renewed annually; and future cash provided by operations. See Note 4 of the Notes to the Consolidated Financial Statements where each of the Company’s credit facilities is discussed in further detail.

During 2007, the Company’s consolidated stockholders’ equity increased $129.7 million, or 23.9%, to $672.0 million compared with $542.3 million in the prior year. Stockholders’ equity increased primarily due to increased net income earned in the current year period, the effect of which was partially offset by the impact of net stock activity and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) as of August 31, 2007 was 35.6% compared with 40.7% as of August 31, 2006. The ratio of debt, net of cash, to total capitalization, net of cash, was 18.1% at August 31, 2007, and 34.3% at August 31, 2006. The aforementioned spin-off of the Company’s specialty products business will affect the resulting Acuity Brands’ debt to equity relationship. Post-spin and assuming the proceeds from the spin related dividend are applied toward share repurchases, Acuity Brands’ debt to total capitalization ratio could approximate 40%, and its debt, net of cash, to total capitalization, net of cash, could approximate 21%.

Dividends

The Company paid cash dividends on common stock of $26.4 million ($0.60 per share) during 2007 compared with $26.9 million ($0.60 per share) in 2006. Acuity Brands has announced that it plans to pay quarterly dividends on its common stock at an initial annual rate of $0.52 per share following the spin-off. After taking into account the distribution ratio of one share of Zep common stock for every two shares of Acuity Brands common stock, the combined initial post-distribution dividend rates for Zep shares and Acuity Brands shares is identical to the dividend rate paid on Acuity Brands shares in the quarter ended August 31, 2007. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of Acuity Brands’ financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s board deems relevant.

Results of Operations

Fiscal 2007 Compared with Fiscal 2006

The following table sets forth information comparing the components of net income for the year ended August 31, 2007 with the year ended August 31, 2006:

(in millions)	Years Ended August 31,		Percent Change
	2007	2006
Net Sales	$2,530.7	$2,393.1	5.7%
Gross Profit	1,069.9	970.0	10.3%
Percent of net sales	42.3%	40.5%
Operating Profit	256.9	197.4	30.2%
Percent of net sales	10.2%	8.2%
Income before Provision for Taxes	227.9	163.8	39.2%
Percent of net sales	9.0%	6.8%
Net Income	$148.1	$106.6	38.9%

Consolidated Results

Consolidated net sales were $2,530.7 million in 2007 compared with $2,393.1 million reported in 2006, an increase of $137.5 million, or 5.7%. For the year ended August 31, 2007, the Company reported net income of $148.1 million compared with $106.6 million earned in 2006. Diluted earnings per share were $3.37 in 2007 as compared with $2.34 reported in 2006, an increase of 44.0%.

Consolidated Net Sales

Net sales increased approximately 6.7% and 2.5% at ABL and ASP, respectively. The growth in net sales was due primarily to favorable pricing at both the lighting and specialty products businesses, greater shipments of products offered by the lighting business, and benefits from foreign currency fluctuation. Improved pricing and an enhanced mix of products sold accounted for more than three quarters of the $137.5 million increase in consolidated net sales. Favorable fluctuation in foreign currency exchange rates contributed $12.1 million to net sales in fiscal 2007. Sales generated by both business units in the third and fourth quarters of fiscal 2007 outpaced those generated in the first half of the fiscal year due to the seasonal nature of the Company’s business. Also, second quarter net sales generated by both business units are typically adversely impacted by the decreased demand associated with inventory rebalancing efforts routinely undertaken by certain of the Company’s distribution and retail customers towards the end of those customers’ fiscal years.

Consolidated Gross Profit

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Net Sales	$2,530.7	$2,393.1	$137.5	5.7%
Cost of Products Sold	1,460.8	1,423.1	37.7	2.6%
Percent of net sales	57.7%	59.5%
Gross Profit	$1,069.9	$970.0	$99.9	10.3%
Percent of net sales	42.3%	40.5%

Consolidated gross profit margins increased to 42.3% of net sales in 2007 from 40.5% reported in 2006. Gross profit increased $99.9 million, or 10.3% to $1,069.9 million in 2007 compared with $970.0 million in 2006. The improvement in gross profit and gross profit margin was largely attributable to improved pricing at both segments, incremental margins on overall volume growth, and a better mix of products sold at ABL including new, more energy efficient products introduced over the last three years. These gains more than offset increases in raw materials and component costs as well as increases associated with employee wages and related benefits. Costs associated with raw materials and component parts increased more than $24 million during 2007 compared with the prior year.

Consolidated Operating Profit

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Gross Profit	$1,069.9	$970.0	$99.9	10.3%
Percent of net sales	42.3%	40.5%
Selling, Distribution, and Administrative Expenses	813.0	772.3	40.6	5.3%
Impairment Charge	—	0.3	(0.3)	(100)%
Operating Profit	$256.9	$197.4	$59.5	30.2%
Percent of net sales	10.2%	8.2%

Consolidated operating expenses were $813.0 million in fiscal 2007 compared with $772.3 million in 2006, which represented an increase of $40.6 million. Operating expenses that typically vary directly with sales, such as commissions paid to the Company’s sales force, bonuses designed to reward the profitable growth of revenues, and freight pertaining to shipments to customers increased approximately $30 million in 2007 from the prior year. Operating expenses were also negatively affected by merit based and inflationary wage increases of approximately $10.5 million as well as an increase in the cost of the Company’s property and casualty insurance programs.

Additionally, operating expenses were impacted by four partially offsetting events occurring during fiscal 2007. In April 2007, ABL received a $6.6 million pre-tax cash payment (net of related legal costs) as settlement for a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001 (the “commercial dispute”). In May 2007, ASP recorded a $5.0 million pre-tax charge representing the Company’s best estimate of costs associated with a company-initiated remediation plan for groundwater contamination identified at ASP’s primary manufacturing facility located in Atlanta, Georgia. In June 2007, the Company reached final resolution with regard to a previously disclosed investigation into certain of ASP’s environmental practices, and a $1.8 million charge was recorded during the year by the specialty products business in connection with this settlement. Environmental matters affecting the Company are discussed further in Note 7 of the Notes to Consolidated Financial Statements. Finally, professional fees incurred as of August 31, 2007, related to the spin-off of the Company’s specialty products totaled $2.1 million. While operating costs in total increased during fiscal 2007 compared with fiscal 2006, operating expenses as a percentage of net sales declined 20 basis points to 32.1% from 32.3% in the prior year.

Consolidated operating profit was $256.9 million (10.2% of net sales) in fiscal 2007 compared with $197.4 million (8.2% of net sales) reported in 2006, an increase of $59.5 million, or 200 basis points. The increase in operating profit in 2007 was due primarily to the increase in gross profit, partially offset by higher operating expenses as described above.

Consolidated Income Before Provision for Taxes

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Operating Profit	$256.9	$197.4	$59.5	30.2%
Percent of net sales	10.2%	8.2%
Other Expense (Income)
Interest Expense, net	30.1	33.2	(3.1)	(9.3)%
Miscellaneous Expense (Income)	(1.1)	0.4	(1.5)	(356.9)%
Total Other Expense (Income)	29.0	33.7	(4.6)	13.7%
Income before Provision for Taxes	$227.9	$163.8	$64.1	39.2%
Percent of net sales	9.0%	6.8%

Other expense for Acuity Brands was made up primarily of interest expense. Interest expense, net, was $30.1 million and $33.2 million in 2007 and 2006, respectively. Interest expense, net, decreased 9.3% in 2007 compared with 2006 due primarily to greater interest income earned on higher invested cash balances.

Consolidated Provision for Income Taxes and Net Income

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Income before Provision for Taxes	$227.9	$163.8	$64.1	39.2%
Percent of net sales	9.0%	6.8%
Provision for Income Taxes	79.8	57.2	22.6	39.6%
Effective tax rate	35.0%	34.9%
Net Income	$148.1	$106.6	$41.5	38.9%

Net income for 2007 increased $41.5 million to $148.1 million from $106.6 million reported in 2006. The increase in net income resulted primarily from the above-noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 35.0% and 34.9% in 2007 and 2006, respectively. The current period tax rate was adversely affected by an increase in certain costs that are not deductible when computing taxable income including professional fees associated with the anticipated spin-off of the specialty products business as well as fines associated with the settlement of certain environmental matters. The tax rate of Acuity Brands, with ABL as its sole operating subsidiary, is expected to approximate 35% following the spin-off.

Acuity Brands Lighting

Net Sales

Acuity Brands Lighting reported net sales of approximately $1,964.8 million and $1,841.0 million for the years ending August 31, 2007, and 2006, respectively, an increase of $123.7 million, or 6.7%. The increase in net sales was due primarily to higher selling prices, enhanced mix of products sold, sales of new products, and increased shipments due largely to volume growth in key non-residential markets. More than three quarters of the increase in net sales was due to improved pricing and an enhanced mix of product sold. Pricing actions taken by ABL were made necessary by increases in raw material and component costs as well as inflationary cost increases. Net sales also benefited from favorable foreign currency fluctuation of $7.4 million. Additionally, operations of the newly acquired Mark Lighting contributed $3.5 million to the growth of ABL’s net sales in fiscal 2007. The purchase of Mark Lighting is discussed further in Note 9 of the Notes to Consolidated Financial Statements. The backlog at ABL of $180.6 million at August 31, 2007 represented an increase of $4.6 million over the prior year and was reflective of continued strength in order rates resulting from improved market conditions and successful pricing strategies. This increase in backlog is net of a decrease in past due backlog resulting from improved delivery performance.

Gross Profit

Gross profit margins at ABL increased to 37.9% of net sales in 2007 from 35.5% in 2006. Gross profit increased $91.5 million, or 14.0% to $744.3 million in 2007 compared with $652.8 million in 2006. The improvement in gross profit and gross profit margin was largely attributable to ABL’s improved pricing, incremental margins on overall volume growth, and a better mix of products sold including new, more energy efficient products introduced over the last three years. These gains more than offset raw materials and component costs increases in excess of $20 million as well as increases in costs associated with employee wages and related benefits.

Operating Profit

Operating profit at ABL increased $69.7 million, or 38.4% in 2007 to $251.1 million from $181.4 million reported in 2006. Operating profit margins advanced more than 290 basis points to 12.8% in 2007 from 9.9% in 2006. In addition to the increase in gross profit discussed above, operating profit and margin were favorably impacted during fiscal 2007 by a $6.6 million (amount is net of related legal costs) cash settlement pertaining to a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001. All amounts received and legal costs incurred in connection with this cash settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Operations. These gains were partially offset by a $25.0 million increase in costs that typically vary with sales including commissions paid to ABL’s sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers; by the more than $20 million increase in costs associated with raw materials and components; and by increased costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net Sales

Net sales at ASP were $565.9 million in 2007 compared with $552.1 million in 2006, representing an increase of $13.8 million or 2.5%. The increase in net sales was due to more favorable price realization captured in all of ASP’s markets, and, to a lesser extent the effect of foreign currency translation on international sales. Higher selling prices and foreign currency fluctuation favorably impacted net sales in 2007 by approximately $11.9 million and $4.7 million, respectively. These benefits were partially offset by lower overall unit volume of approximately $3.4 million as greater shipments to ASP’s European customer base were more than offset by volume declines in its domestic markets. Volume within the domestic commercial, industrial, and institutional end market was negatively impacted by softening demand from customers concentrated in the transportation and food industries. Demand from home improvement retail channel customers was adversely affected by those customers’ inventory rebalancing efforts.

Gross Profit

Gross profit at ASP increased $8.4 million, or 2.6% to $325.6 million in fiscal 2007 compared with $317.2 million in the year-ago period. Improvement in gross profit was driven primarily by the pricing gains that resulted in $11.9 million of the total increase in net sales. The benefits from higher sales were partially offset by raw material and related freight cost increases of almost $4 million compared with the same period in fiscal 2006. While the cost of raw materials increased compared with the same period in the previous year, the rate of increase decelerated during fiscal 2007. Gross profit margin of 57.5% in fiscal 2007 remained consistent with that of the prior fiscal year.

Operating Profit

Operating profit at ASP decreased $9.2 million, or 18.8%, in 2007 to $39.6 million from $48.8 million reported in 2006. Operating profit margins were 7.0% in 2007 compared with 8.8% in 2006. While gross profit increased during the current year, these gains were more than offset by several items affecting operating profit. Operating profit and margins in 2007 were adversely impacted by costs associated with environmental matters affecting ASP. In May 2007, ASP recorded a $5.0 million pre-tax charge representing the Company’s best estimate of costs associated with a company-initiated remediation plan for groundwater contamination identified at ASP’s primary manufacturing facility located in Atlanta, Georgia. In June 2007, the Company reached final resolution with regard to a previously disclosed investigation into certain of ASP’s environmental practices, and a $1.8 million charge was recorded during the year by the specialty products business in connection with this settlement. Environmental matters affecting the Company are discussed further in Note 7 of the Notes to Consolidated Financial Statements. Additionally, operating profit was negatively affected by a $3.7 million increase in the cost of the ASP’s property and casualty insurance programs; by the almost $4 million increase in costs associated with raw materials and components; and by a $3.1 million increase in costs that typically vary with sales including commissions paid to ASP’s sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers. The adverse impact of these increased expenses on operating profit was only partially offset by the benefits of higher net sales.

Corporate

Corporate expenses increased approximately $1.0 million or 3.0% to $33.7 million in 2007 from the $32.8 million reported in 2006. Prior to June 2006, several of the Company’s share-based award programs were subject to variable accounting treatment, which resulted in the recording of additional expense during periods of significant stock price appreciation. During the fourth quarter of fiscal 2006, the Company amended these programs, and by doing so is no longer required to record additional expense related to stock price appreciation. The savings associated with amending these programs was more than offset by an approximate $2.5 million increase in professional fees (of which $2.1 million were incurred in connection with the anticipated spin-off of Acuity Specialty Products) and by an increase in incentive compensation that is designed to compensate individuals who contribute to the positive performance of the Company.

Fiscal 2006 Compared with Fiscal 2005

The following table sets forth information comparing the components of net income for the year ended August 31, 2006 with the year ended August 31, 2005:

(in millions)	Years Ended August 31,		Percent Change
	2006	2005
Net Sales	$2,393.1	$2,172.9	10.1%
Gross Profit	970.0	848.5	14.3%
Percent of net sales	40.5%	39.1%
Operating Profit	197.4	106.7	84.9%
Percent of net sales	8.2%	4.9%
Income before Provision for Taxes	163.8	74.8	118.8%
Percent of net sales	6.8%	3.4%
Net Income	$106.6	$52.2	104.0%

Consolidated Results

Consolidated net sales were $2,393.1 million in 2006 compared with $2,172.9 million reported in 2005, an increase of $220.3 million, or 10.1%. For the year ended August 31, 2006, the Company reported net income of $106.6 million compared with $52.2 million earned in 2005. Diluted earnings per share were $2.34 in 2006 as compared with $1.17 reported in 2005, an increase of 100%.

Consolidated Net Sales

Net sales increased approximately 12.4% and 3.2% at ABL and ASP, respectively, in spite of soft economic conditions in certain key markets, particularly for the first half of the year. More than half of the growth in net sales at ABL resulted from volume expansion and new product introductions, with the remainder attributable to improved pricing and product mix. Favorable fluctuation in foreign currency exchange rates contributed $6.8 million to net sales in fiscal 2006. At ASP, the increase in net sales was due primarily to higher selling prices in both the commercial, industrial, and institutional end-market and retail end-market. Sales generated by both business units in the third and fourth quarters of fiscal 2006 outpaced those generated in the first half of the fiscal year due to the seasonal nature of the Company’s business. Also, second quarter net sales generated by both business units are typically adversely impacted by the decreased demand associated with inventory rebalancing efforts routinely undertaken by certain of the Company’s distribution and retail customers towards the end of those customers’ fiscal years.

Consolidated Gross Profit

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Net Sales	$2,393.1	$2,172.9	$220.3	10.1%
Cost of Products Sold	1,423.1	1,324.3	98.8	7.5%
Percent of net sales	59.5%	60.9%
Gross Profit	$970.0	$848.5	$121.5	14.3%
Percent of net sales	40.5%	39.1%

Consolidated gross profit margins increased to 40.5% of net sales in 2006 from 39.1% reported in 2005. Gross profit increased $121.5 million, or 14.3% to $970.0 million in 2006 compared with $848.5 million in 2005 due primarily to the additional profit contribution from greater shipments, higher pricing, and improved productivity. Pricing actions taken by the Company over the last twelve months, improved productivity, and a better mix of products sold have allowed the Company to restore gross profit and margin to historical levels following previous declines that resulted primarily from rapidly rising costs, including for materials, which preceded these pricing actions. The Company experienced rising costs for many items including healthcare, freight, insurance, and compensation. Additionally, costs associated with raw materials and component parts increased more than $30 million in 2006 as compared with 2005.

Consolidated Operating Profit

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Gross Profit	$970.0	$848.5	$121.5	14.3%
Percent of net sales	40.5%	39.1%
Selling, Distribution, and Administrative Expenses	772.3	718.1	54.2	7.5%
Special Charge	—	23.0	(23.0)	—
Impairment Charge	0.3	0.7	(0.4)	(56.0)%
Operating Profit	$197.4	$106.7	$90.7	84.9%
Percent of net sales	8.2%	4.9%

Consolidated operating expenses were $772.6 million (32.3% of net sales) compared with $741.8 million (34.1% of net sales) in 2005. Operating expenses for the year-ago period included a pretax special charge of $23.0 million, reflecting costs of programs to streamline operations, improve customer service, and reduce transaction costs. The Company believes that it has generally realized its targeted annualized savings rate of

$50.0 million at the end of fiscal 2006 with regard to these programs. Operating expenses in 2006 increased from the prior year primarily as a result of a $43.2 million increase in costs that typically vary directly with sales, such as commissions paid to the Company’s sales force, bonuses designed to reward the profitable growth of revenues, and freight pertaining to shipments to customers. Also contributing to the increase were expenses related to incentive compensation, including costs associated with share-based compensation, as well as costs related to efforts to improve productivity and customer service and training and development for associates. While total operating expenses in 2006 increased compared with 2005, operating expense as a percentage of net sales in 2006 declined 180 basis points to 32.3% from 34.1% in the prior year.

Consolidated operating profit was $197.4 million (8.2% of net sales) in 2006 compared with $106.7 million (4.9% of net sales) reported in 2005, an increase of $90.7 million, or 84.9%. Operating profit in 2005 included the aforementioned $23.0 million special charge. The increase in operating profit in 2006 was due primarily to the increase in gross profit, partially offset by higher operating expenses as described above.

Consolidated Income Before Provision for Taxes

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Operating Profit	$197.4	$106.7	$90.7	84.9%
Percent of net sales	8.2%	4.9%
Other Expense (Income)
Interest Expense, net	33.2	35.7	(2.5)	(7.0)%
Miscellaneous Expense (Income)	0.4	(3.8)	4.2	111.1%
Total Other Expense (Income)	33.7	31.9	1.7	5.5%
Income before Provision for Taxes	$163.8	$74.8	$88.9	118.8%
Percent of net sales	6.8%	3.4%

Other expense for Acuity Brands was made up primarily of interest expense. Interest expense, net, was $33.2 million and $35.7 million in 2006 and 2005, respectively. Interest expense, net, decreased 7.0% in 2006 compared with 2005 due to lower debt balances over the course of the year in comparison with 2005 and greater interest income due to an increase in invested cash balances, partially offset by a higher weighted-average interest rate.

Consolidated Provision for Income Taxes and Net Income

(in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Income before Provision for Taxes	$163.8	$74.8	$88.9	118.8%
Percent of net sales	6.8%	3.4%
Provision for Income Taxes	57.2	22.6	34.6	153.0%
Effective tax rate	34.9%	30.2%
Net Income	$106.6	$52.2	$54.4	104.0%

Net income for 2006 increased $54.4 million to $106.6 million from $52.2 million reported in 2005, which included the pre-tax special charge of $23.0 million. The increase in net income resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 34.9% and 30.2% in 2006 and 2005, respectively. The fiscal 2005 tax rate included the benefit of certain non-recurring credits associated with both the

Company’s Mexican operations and state tax benefits. The fiscal 2006 tax rate was affected by certain long- term tax strategies involving the Company’s Mexican operations as well as by the current year repatriation of undistributed earnings from certain of the Company’s foreign subsidiaries done as part of the American Jobs Creation Act of 2004.

Acuity Brands Lighting

Net Sales

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

Gross Profit

Gross profit margins at ABL increased to 35.5% of net sales in 2006 from 32.8% in 2005. Gross profit increased $116.1 million, or 21.6% to $652.8 million in 2006 compared with $536.7 million in 2005 due primarily to the additional profit contribution from greater shipments, higher pricing that more than offset increased costs for certain raw materials and component parts, and improved productivity. The Company experienced rising costs for many items including healthcare, freight, insurance, and compensation. Additionally, costs associated with raw materials and component parts increased more than $22 million in 2006 as compared with 2005.

Operating Profit

Operating profit at ABL increased $86.8 million, or 91.8% in 2006 to $181.4 million from $94.6 million reported in 2005. Operating profit margins improved to 9.9% in 2006 from 5.8% in 2005. Operating profit in 2005 included $15.7 million of the above noted special charge. In addition to the absence of the special charge, operating profit in 2006 was positively impacted by profit contribution from the greater shipments and improved pricing and mix mentioned above as well as benefits from programs implemented to streamline operations, improve customer service, and reduce transaction costs. These benefits were partially offset by a $35.5 million increase in costs that typically vary with sales including commissions paid to ABL’s sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers; by the more than $22 million increase in costs associated with raw materials and components; and by increased costs related to efforts to improve productivity and customer service.

Acuity Specialty Products

Net Sales

Net sales at ASP were $552.1 million in 2006 compared with $535.0 million in 2005, representing an increase of $17.1 million, or 3.2%. The increase in net sales was due to higher selling prices in the domestic industrial and institutional and retail channels, and, to a lesser extent the effect of foreign currency translation on international sales. Higher selling prices and foreign currency fluctuation favorably impacted net sales in fiscal year 2006 by approximately $20.5 million and $2.6 million, respectively. These benefits were partially offset by overall lower unit volume of approximately $3.5 million, which was experienced primarily in the commercial, industrial, and institutional end-market. Volume within this end-market was affected by the Company’s separation from certain lower margin customers.

Gross Profit

Gross profit at ASP increased $5.4 million, or 1.7%, to $317.2 million in 2006 compared with $311.8 million in 2005. Gross profit benefited from the contributions of higher selling prices that resulted in ASP’s overall $17.1 million increase in net sales. Gross profit margins declined 80 basis points to 57.5% of net sales in fiscal 2006 from 58.3% reported in 2005. In fiscal 2006 gross profit and gross profit margin were negatively affected by continuing raw material and related freight cost increases. Costs associated with raw materials and related freight increased approximately $9 million in fiscal 2006 compared with fiscal 2005. These increased costs followed a fiscal year during which the costs of certain commodities utilized in ASP’s manufacturing process had already reached record highs. Also, increased costs for labor, waste disposal, and utilities adversely impacted gross profit and related margin by $2.1 million in fiscal 2006 compared with the prior fiscal year. Although the total dollar amount of the impact of certain of these factors was offset by higher selling prices, the gross profit margin percentage was reduced due to the magnitude of the above mentioned increases.

Operating Profit

Operating profit at ASP increased $6.5 million, or 15.4%, in 2006 to $48.8 million from $42.3 million reported in 2005. Operating profit margins improved to 8.8% in 2006 from 7.9% in 2005. Operating profit in 2005 included $3.6 million of the above mentioned special charge. In addition to the absence of the special charge, operating profit was positively impacted by the $20.5 million profit contribution from pricing, benefits from programs implemented to streamline operations, and benefits from cost containment programs. The pricing actions taken by ASP were necessary to offset increases in raw material and component part costs of almost $9 million. The benefits of higher selling prices and the aforementioned programs were further offset by a $4.7 million increase in costs that typically vary with sales including commissions paid to ASP’s sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers; by increased consulting fees of $2.3 million related to ASP’s productivity improvement initiatives; by increased legal expenses of $1.6 million related to environmental matters; and by a pre-tax charge of $1.2 million related to a product recall due to defective containers purchased from a vendor.

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

Financial Impact of Spin-off of Specialty Products Business

In 2007 Acuity Brands acted upon a key objective to create greater strategic clarity by narrowing the focus of the organization to markets where it enjoys clear competitive advantages and where it believes it can more effectively allocate its considerable resources to fully capitalize on opportunities within those markets. With that goal in mind, Acuity Brands announced plans in July 2007 to separate the lighting and specialty chemical businesses by spinning off Acuity Specialty Products into an independent public company. During the past five years, Acuity Specialty Products annual contribution to its parent’s operating cash flows, net of investing activity, has averaged approximately $37 million. The specialty products business has been responsible for approximately 22-25% of the consolidated parent company’s revenues over that period. Additionally, the Acuity Specialty Products business has contributed to the profitability of the consolidated entity; the specialty products group’s operating profit and operating profit margins during the previous five years have averaged approximately $41 million and 7.7%, respectively excluding any allocation of corporate costs. In 2008 Acuity Brands, with

Acuity Brands Lighting as its sole operating subsidiary, will proceed without the benefit from operations previously conducted by Acuity Specialty Products. However, Acuity Brands believes that by separating its lighting and chemical businesses, each business will be better able to tailor its own investment strategy to its individual cash flows and capital structure, while creating tighter alignment between the performance of each business and the expectations of its stockholders.

On October 31, 2007 (the “distribution date”), Acuity Brands will enter into a distribution agreement with Zep Inc. The distribution agreement will provide for the principal corporate transactions required to affect the spin-off. Pursuant to this distribution agreement, Zep Inc. will draw upon its credit facilities and remit a dividend to Acuity Brands in the amount of $62.5 million on the distribution date. Acuity Brands intends to use proceeds from this dividend to fund currently authorized share repurchases or to reduce its outstanding indebtedness. The distribution agreement further provides that after the spin-off, Acuity Brands will remit to Zep Inc. an amount equal to the positive net cash flow generated by Zep Inc. during the period from September 1, 2007 until the distribution date (less any cash in excess of $5.0 million held by Zep Inc. on the distribution date). Therefore, effective September 1, 2007, Acuity Brands will cease to benefit from positive operating cash flow generated by the specialty products business.

As a result of the spin-off of the specialty products business, certain corporate costs previously incurred by Acuity Brands, Inc. will be eliminated. Additionally, subsequent to the distribution, the Company, with ABL as its sole operating subsidiary, intends to simplify its structure with the intent to reduce certain consolidated costs of the corporate office and ABL. The Company expects to record a special charge in the first quarter of fiscal year 2008 related to this simplification of organizational structure, due primarily to the reduction of personnel and the early termination costs associated with vacating leased office space. While the amount of the charge has not yet been finalized, it is expected to total at least $8 million on a pre-tax basis. The Company estimates that, on an annual basis, cost reductions resulting from the spin-off and the simplification of the organizational structure will be at least $14 million. The benefit from these measures will most likely not be fully realized until two years following the spin-off. Management expects to conclude this review of its organizational structure, along with associated costs and benefits, during the first quarter of fiscal 2008. Also, the Company expects to incur in the first quarter of fiscal 2008 additional professional fees and other non-recurring costs related to the spin-off of approximately $4.5 million.

Outlook

The consolidated results of Acuity Brands for the year ended August 31, 2007, reflect benefits from favorable pricing strategies required to offset continued increases in costs, including certain raw materials and component parts, as well as programs designed to improve customer service and productivity; additional sales of higher margin products; and greater sales volume. Acuity Brands’ ability to successfully execute these programs along with other continuous improvement initiatives allowed the Company to again deliver record operating results to its shareholders.

Looking forward to fiscal 2008 and beyond, management is optimistic about the future prospects of Acuity Brands, with Acuity Brands Lighting as its sole operating subsidiary. However, in the shorter term the Company expects to face challenges such as continued cost pressures for certain raw materials, component parts, fuel, and employee related matters including health care. Also, Acuity Brands is highly dependent on the non-residential, and, to a lesser degree, the residential construction markets, which may be significantly impacted by the turmoil in the global credit markets during the summer and fall of 2007. A key factor in delivering positive results in 2008 while facing these external challenges will be management’s ability to continue to execute on and realize benefit from investments in programs intended to drive future profitable growth, including those that enhance customer service, improve productivity, expand access to market, and allow for the innovation of new products.

While these shorter term challenges may be considerable, management continues to be optimistic regarding its continued ability to deliver increasing value to shareholders in 2008 through the profitable growth opportunities at Acuity Brands Lighting, its sole operating business. A number of existing factors support the position that volume within the non-residential construction market could grow in the low single digits during fiscal 2008. For example, the recent rebound in non-residential building awards and other measures such as the Architecture Billings Index suggest demand for lighting fixtures will continue it positive trend. Other current conditions supporting a positive long-term growth trend in the non-residential construction market include, but are not limited to, favorable trends in commercial vacancy and rent rates, as well as increased government spending on infrastructure projects such as highways, though these have recently begun to level off. Acuity Brands Lighting is encouraged by success attained in and the opportunity afforded by the retrofit market as its commercial, retail, and industrial customers become increasingly interested in more efficient lighting fixtures that serve to reduce energy consumption while creating an enhanced aesthetic environment. Management will continue to proactively position Acuity Brands Lighting to better leverage ABL’s market presence through investments that enhance its go-to-market programs and strengthen its geographic footprint, which should aid in generating new unit sales volume. With proper execution and the continuation of positive growth within the non-residential construction sector, Acuity Brands expects to continue to grow in key markets by accelerating new product introductions and improving service and quality. Assuming no dramatic change in the current condition of the Company’s key markets, management expects in fiscal 2008 to meet or exceed its long-term financial goals of generating consolidated operating profit margins in excess of 10%, growing diluted earnings per share in excess of 15%, providing a return on stockholder’s equity of 20% or better, and generating cash flow from operations less capital expenditures in excess of net income.

Accounting Standards Yet to Be Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, Acuity Brands does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal 2008. Acuity Brands is in the process of finalizing its evaluation of the impact that adopting FIN 48 will have on the Company’s results of operations, however at this time the Company does not expect the impact to materially affect its operations.

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

Accounting Standards Adopted in Fiscal 2007

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became effective for Acuity Brands during the third quarter of fiscal 2007. As a matter of accounting policy, the Company records all taxes within the scope of EITF 06-03 on a net basis.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective for the Company at the end of fiscal year 2007. For additional information about the impact of SFAS 158 on the Company’s defined pension and profit sharing plans, refer to Note 3 of the Notes to Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The Company measures the funded status of its employee benefit plans as of May 31 each year, and does not anticipate the future change in measurement date to August 31 will have a material impact on the Company’s results of operations and financial position.

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

The management of Acuity Brands believes the following represent the Company’s critical accounting estimates:

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average-cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.

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

Specifically, Acuity Brands has three unamortized trade names with an aggregate carrying value of approximately $67.0 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. At August 31, 2007, the estimated fair value of the Company’s trade names significantly exceeds the aggregate carrying values of those assets.

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including employment practices, environmental, product recall, and patent infringement and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.

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

Share-Based Compensation Expense

On September 1, 2005, the Company adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in Note 6 of Notes to Consolidated Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recorded $13.3 million, $14.0 million, and $9.4 million of share-based expense for the years ended August 31, 2007, 2006, and 2005, respectively. Prior to September 1, 2005, as permitted by SFAS 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. The Company continues to account for any awards with graded vesting on a straight-line basis.

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

Therefore, expense related to share-based payments recognized in fiscal 2006 and 2007 has been reduced for estimated forfeitures. The Company’s assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2007, there was $28.7 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of August 31, 2007, there was $2.6 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of two years. The cumulative effect of adoption of SFAS No. 123(R) in fiscal 2006 was insignificant to the Company’s results of operations. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 2 and 6 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the adoption of SFAS No. 123(R).

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company, including, without limitation, statements made relating to: (a) the expected lack of engagement in significant commodity hedging transactions for raw materials and advanced purchases of certain materials; (b) the expected impact of increases in the cost of raw materials or a reduction in the number of suppliers on the Company’s operations; (c) the seasonality of the business; (d) the expected impact of the Company’s initiatives to become more globally competitive; (e) the activities that will be implemented to help the Company achieve its long-term goals, the expected outcome of these activities, and the Company’s progress towards those goals; (f) the potential impact of the loss of certain of the Company’s facilities and the related impact of various insurance programs in place; (g) the ability to increase production without substantial capital expenditures; (h) the Company’s expectations regarding liquidity and availability under its financing arrangements to fund its operations as currently planned and its anticipated capital investment and profit improvement initiatives, debt payments, dividend payments, potential repurchase of up to an additional million shares of the Company’s outstanding common stock, and required contributions into its defined benefit plans; (i) the planned spending of approximately $40 million to $45 million for new plant and equipment and new and enhanced information technology capabilities at both businesses during 2008; (j) the expected contribution by the Company to fund its defined benefit plans and the planned payment of annual dividends in 2008 consistent with those paid in 2007; (k) the expected realization of benefits from the additional actions to accelerate its efforts to streamline and improve its operations and to enhance the efficiencies of its facilities, the timing of the realization of those benefits, and the impact on fiscal 2008; (l) the expected effective income tax rate in fiscal 2008; (m) external forecasts that are projecting unit volume growth in calendar 2007 in the non-residential construction industry and the impact on the Company’s unit volume; (n) the impact of accounting standards yet to be adopted on the results of operations and financial position; (o) the impact of changes in critical accounting estimates on the results of operations; and (p) the expected benefits to the Company and its stockholders of the spin-off; (q) the tax-free nature of the distribution of Zep common stock to stockholders of Acuity Brands in the spin-off; (r) the intention to simplify the Company’s structure subsequent to the spin-off of its specialty products business, and any estimates pertaining to potential costs and/or savings from these actions; (s) statements estimating the amount of professional expected to be incurred in fiscal 2008 in connection with the spin-off; (t) statements regarding the Company’s debt to equity relationship subsequent to the spin-off; (u) the optimism surrounding Acuity Brands’ future prospects after the spin-off; (v) the non-residential and residential construction markets susceptibility to turmoil in the global credit markets; (w) the Company’s belief that key to delivering positive results in 2008 will be the ability to continue to execute on and realize benefit from investments in various programs; (x) the Company’s belief that conditions exist that could lead to growth in the non-residential construction market in 2008; (y) management’s intent to proactively position ABL to better leverage ABL’s market presence; (z) the belief that opportunity exists within the retrofit market; (aa) the expectation for Acuity Brands’ growth in key markets by accelerating new product introductions and improving service and quality; (bb) management’s expectations to meet or exceed its long-term financial goals assuming no dramatic change in the current condition of the Company’s key markets. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. A number of those risks are discussed above in Item 1a.: Risk Factors.

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

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $11.5 million at August 31, 2007. Based on outstanding borrowings at year end, a 10% increase in market interest rates at August 31, 2007, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the $359.9 million publicly traded fixed-rate notes, the Company’s primary debt. A 10% increase in market interest rates at August 31, 2007, would have decreased the fair value of these notes by approximately $4.4 million. See Note 4 of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s long-term debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a portion of products sold are sourced from the United States. A hypothetical decline in the Canadian dollar of 10% would negatively impact operating profit by approximately $8.0 million. Also, a portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $4.9 million. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in the Company’s foreign markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated October 25, 2007 appears on page 48 of this Form 10-K.

/s/ Vernon J. Nagel	/s/ Richard K. Reece
Vernon J. Nagel	Richard K. Reece
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during the year ended August 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R).”

As discussed in Note 2 to the consolidated financial statements, during the year ended August 31, 2006, the Company began recording share-based expense in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

October 25, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2007 of Acuity Brands, Inc. and our report dated October 25, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

October 25, 2007

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$222,816	$88,648
Accounts receivable, less reserve for doubtful accounts of $4,864 at August 31, 2007, and $6,205 at August 31, 2006	388,646	379,622
Inventories	192,070	209,319
Deferred income taxes	21,772	22,456
Prepayments and other current assets	42,681	37,600

Total current assets	867,985	737,645

Property, plant, and equipment, at cost:
Land	12,562	12,436
Buildings and leasehold improvements	172,620	167,488
Machinery and equipment	391,961	396,874

Total property, plant, and equipment	577,143	576,798
Less accumulated depreciation and amortization	363,405	365,529

Property, plant, and equipment, net	213,738	211,269

Other assets:
Goodwill	384,809	346,188
Intangible assets	118,892	120,287
Deferred income taxes	2,165	5,752
Defined benefit plan intangible assets	2,587	693
Other long-term assets	22,332	22,282

Total other assets	530,785	495,202

Total assets	$1,612,508	$1,444,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$296	$643
Accounts payable	247,176	243,593
Accrued compensation	79,835	69,360
Accrued pension liabilities, current	1,268	1,120
Other accrued liabilities	141,821	113,078

Total current liabilities	470,396	427,794
Long-term debt, less current maturities	371,027	371,252

Accrued pension liabilities, less current portion	22,043	28,448

Deferred income taxes	12,491	12,974

Self-insurance reserves, less current portion	16,404	14,774

Other long-term liabilities	48,181	46,615

Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 49,323,225 issued and 43,314,625 outstanding at August 31, 2007; and 48,062,506 issued and 43,062,506 outstanding at August 31, 2006	493	481
Paid-in capital	611,701	560,973
Retained earnings	313,850	192,155
Accumulated other comprehensive loss items	(9,513)	(16,492)
Treasury stock, at cost, 6,008,600 shares at August 31, 2007	(244,565)	(194,858)

Total stockholders’ equity	671,966	542,259

Total liabilities and stockholders’ equity	$1,612,508	$1,444,116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	Years Ended August 31,
	2007	2006	2005
Net Sales	$2,530,668	$2,393,123	$2,172,854
Cost of Products Sold	1,460,775	1,423,096	1,324,311

Gross Profit	1,069,893	970,027	848,543
Selling, Distribution, and Administrative Expenses	812,958	772,326	718,134
Special Charge	—	—	23,000
Impairment Charge	—	292	664

Operating Profit	256,935	197,409	106,745
Other Expense (Income):
Interest expense, net	30,140	33,231	35,731
Gain on sale of businesses	—	—	(538)
Miscellaneous (income) expense, net	(1,092)	425	(3,280)

Total Other Expense	29,048	33,656	31,913

Income before Provision for Income Taxes	227,887	163,753	74,832
Provision for Income Taxes	79,833	57,191	22,603

Net Income	$148,054	$106,562	$52,229

Earnings Per Share:
Basic Earnings per Share	$3.48	$2.43	$1.21

Basic Weighted Average Number of Shares Outstanding	42,585	43,884	43,135

Diluted Earnings per Share	$3.37	$2.34	$1.17

Diluted Weighted Average Number of Shares Outstanding	43,897	45,579	44,752

Dividends Declared per Share	$0.60	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2007	2006	2005
Cash Provided by (Used for) Operating Activities:
Net income	$148,054	$106,562	$52,229
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	38,405	39,012	41,075
Excess tax benefits from share-based payments	(15,360)	(17,282)	—
Loss (gain) on the sale of property, plant, and equipment	(207)	1,041	(1,871)
Gain on sale of business	—	—	(538)
Deferred income taxes	3,400	1,473	(2,239)
Other non-cash charges	8,958	7,287	9,110
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	(5,514)	(33,853)	(12,869)
Inventories	18,627	6,169	6,670
Prepayments and other current assets	(5,065)	(4,590)	2,213
Accounts payable	2,593	21,749	14,657
Other current liabilities	49,139	23,191	19,518
Other	(1,869)	5,124	9,132

Net Cash Provided by Operating Activities	241,161	155,883	137,087

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(36,869)	(28,560)	(32,636)
Proceeds from the sale of property, plant, and equipment	1,745	4,751	2,987
Sale of business	164	151	251
Acquisition of business	(43,523)	—	—

Net Cash Used for Investing Activities	(78,483)	(23,658)	(29,398)

Cash Provided by (Used for) Financing Activities:
Repayments of revolving credit facility, net	—	—	(4,000)
Repayments of long-term debt	(648)	(473)	(19,486)
Employee stock purchase plan issuances	741	272	1,589
Stock options exercised	25,756	61,202	25,519
Repurchases of common stock	(44,963)	(194,858)	—
Excess tax benefits from share-based payments	15,360	17,282	—
Dividends	(26,359)	(26,854)	(26,342)

Net Cash Used for Financing Activities	(30,113)	(143,429)	(22,720)

Effect of Exchange Rate Changes on Cash	1,603	1,319	(571)

Net Change in Cash and Cash Equivalents	134,168	(9,885)	84,398
Cash and Cash Equivalents at Beginning of Year	88,648	98,533	14,135

Cash and Cash Equivalents at End of Year	$222,816	$88,648	$98,533

Supplemental Cash Flow Information:
Income taxes paid during the year	$51,356	$40,946	$27,147
Interest paid during the year	34,304	34,184	36,517

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Items			Treasury Stock	Unearned Compen- sation on Restricted Stock	Total
					Minimum Pension Liability	Forward Contracts	Currency Translation Adjustment
Balance, August 31, 2004	—	426	425,807	86,560	(22,991)	(54)	(6,162)	—	(5,609)	477,977
Comprehensive income:
Net income	$52,229	—	—	52,229	—	—	—	—	—	52,229
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $1,169)	6,131	—	—	—	—	—	6,131	—	—	6,131
Forward contracts adjustment	54	—	—	—	—	54	—	—	—	54
Minimum pension liability adjustment (net of tax benefit of $6,801)	(11,580)	—	—	—	(11,580)	—	—	—	—	(11,580)

Other comprehensive income (loss)	(5,395)

Comprehensive income	$46,834

Amortization, issuance, and forfeitures of restricted stock grants	—	6	14,941	—	—	—	—	—	(6,927)	8,020
Employee Stock Purchase Plan issuances	—	1	1,588	—	—	—	—	—	—	1,589
Cash dividends of $0.60 per share paid on common stock	—	—	—	(26,342)	—	—	—	—	—	(26,342)
Stock options exercised	—	17	25,502	—	—	—	—	—	—	25,519
Tax effect on stock options and restricted stock	—	—	8,196	—	—	—	—	—	—	8,196

Balance, August 31, 2005	—	450	476,034	112,447	(34,571)	—	(31)	—	(12,536)	541,793
Comprehensive income:
Net income	$106,562	—	—	106,562	—	—	—	—	—	106,562
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $146)	5,387	—	—	—	—	—	5,387	—	—	5,387
Minimum pension liability adjustment (net of tax benefit of $7,708)	12,723	—	—	—	12,723	—	—	—	—	12,723

Other comprehensive income (loss)	18,110

Comprehensive income	$124,672

Amortization, issuance, and forfeitures of restricted stock grants	—	1	18,749	—	—	—	—	—	—	18,750
Reversal of prior recorded Unearned Compensation on Restricted Stock	—	—	(12,536)	—	—	—	—	—	12,536	—
Employee Stock Purchase Plan issuances	—	—	272	—	—	—	—	—	—	272
Cash dividends of $0.60 per share paid on common stock	—	—	—	(26,854)	—	—	—	—	—	(26,854)
Stock options exercised	—	30	61,172	—	—	—	—	—	—	61,202
Repurchases of common stock	—	—	—	—	—	—	—	(194,858)	—	(194,858)
Tax effect on stock options and restricted stock	—	—	17,282	—	—	—	—	—	—	17,282

Balance, August 31, 2006		$481	$560,973	$192,155	$(21,848)	$—	$5,356	$(194,858)	$—	$542,259
Comprehensive income:
Net income	$148,054	—	—	148,054	—	—	—	—	—	148,054
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment (net of tax expense of $0)	4,550	—	—	—	—	—	4,550	—	—	4,550
Minimum pension liability adjustment (net of tax of $6,415)	11,404	—	—	—	11,404	—	—	—	—	11,404

Other comprehensive income (loss)	15,954

Comprehensive income	$164,008

Impact of adopting SFAS 158 (net of tax of $5,015)					(8,975)					(8,975)
Amortization, issuance, and forfeitures of restricted stock grants	—	(1)	8,884	—	—	—	—	—	—	8,883
Employee Stock Purchase Plan issuances	—	—	741	—	—	—	—	—	—	741
Cash dividends of $0.60 per share paid on common stock	—	—	—	(26,359)	—	—	—	—	—	(26,359)
Stock options exercised	—	13	25,743	—	—	—	—	—	—	25,756
Repurchases of common stock	—	—	—	—	—	—	—	(49,707)	—	(49,707)
Tax effect on stock options and restricted stock	—	—	15,360	—	—	—	—	—	—	15,360

Balance, August 31, 2007		$493	$611,701	$313,850	$(19,419)	$—	$9,906	$(244,565)	$—	$671,966

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

On July 23, 2007, the Company announced its intention to separate its lighting and specialty products businesses by spinning off the business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company to Acuity Brands shareholders (“the spin-off”). Prior to the spin-off, the Company engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into its parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc., which is in turn a direct, wholly-owned subsidiary of Acuity Brands, Inc.

Zep Inc. filed a registration statement on Form 10 with the Securities and Exchange Commission, which was declared effective on October 11, 2007. The financial presentation of Zep Inc. in the Form 10 differs from the financial presentation of the Acuity Specialty Products segment in Acuity Brands financial statements primarily due to adjustments made to reflect the allocation of corporate expenses. The basis of presentation herein remains unaffected by the decision to spin-off the specialty products business as the related distribution will not be transacted until October 31, 2007. However, after the October 31, 2007 distribution date, the Acuity Specialty Products segment will be reflected as discontinued operations in all periods presented within Acuity Brands’ financial statements in accordance with Statements of Financial Standards (“SFAS”) No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Revenue Recognition

Acuity Brands records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded. The Company also maintains one-time

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Operations in accordance with Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which in most instances requires such costs be recorded as a reduction of revenue.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $60.9 million and $66.5 million at August 31, 2007 and 2006, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2007. Additionally, net sales to The Home Depot through ABL and ASP accounted for approximately 14% of consolidated net sales of Acuity Brands in fiscal years 2007, 2006, and 2005.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Reclassifications

Certain prior-period amounts have been reclassified to conform to current year presentation. In accordance with the Company’s adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) amounts related to the funded status of the Company’s pension and profit sharing plans have been separately reflected on the Consolidated Balance Sheets, whereas these amounts were previously recorded within other assets and other liabilities on those statements. See Note 3 of Notes to Consolidated Financial Statements for further detail regarding the adoption of SFAS No. 158.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2007	2006
Raw materials and supplies	$70,231	$70,839
Work in progress	12,922	14,613
Finished goods	120,231	135,518

	203,384	220,970
Less: Reserves	(11,314)	(11,651)

	$192,070	$209,319

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2007		August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,030	$(3,521)	$13,030	$(3,087)
Distribution network	53,000	(14,284)	53,000	(12,520)
Other	11,857	(7,995)	11,857	(7,007)

Total	$77,887	$(25,800)	$77,887	$(22,614)

Unamortized trade names:
Balance as of August 31, 2006	$65,014		$65,014
Mark Lighting Acquisition (1)	1,791		—

Balance as of August 31, 2007	$66,805		$65,014

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. This analysis did not result in an impairment charge during fiscal years 2007, 2006, or 2005. The Company recorded amortization expense of $3.2 million

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

related to intangible assets with finite lives during fiscal years 2007, 2006, and 2005. Amortization expense is not anticipated to fluctuate materially during the next five years.

The changes in the carrying amount of goodwill during the year are summarized as follows:

	ABL	ASP	Total
Goodwill:
Balance as of August 31, 2006	$314,633	$31,555	$346,188
Mark Lighting Acquisition (1)	37,226	—	37,226
Currency translation adjustments	1,086	309	1,395

Balance as of August 31, 2007	$352,945	$31,864	$384,809

(1)	On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Lighting Fixture Company, Inc. (“Mark Lighting”). The operating results of Mark Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Mark Lighting’s acquired assets and liabilities. Accordingly, the related amounts reflected in the Company’s August 31, 2007, financial statements are preliminary, including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. The purchase of Mark Lighting is discussed further in Note 9 of the Notes to Consolidated Financial Statements.

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company’s reporting units are ABL and ASP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value of ABL and ASP are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2007, 2006, or 2005.

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2007	2006
Long-term investments (1)	$12,079	$14,718
Note receivable, net	52	1,006
Debt issue costs	429	948
Assets held for sale	3,989	4,364
Miscellaneous (2)	5,783	1,246

	$22,332	$22,282

(1)

Long-term investments—The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Operations and generally offset the change in the deferred compensation liability. The decrease since August 31, 2006 was due primarily to payments made to certain participants in these deferred compensation arrangements.

(2)	Miscellaneous—In fiscal 2007 ABL began capitalizing certain costs associated with the development of marketable light monitoring and control service technologies in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. ABL also capitalized costs associated with securing the right to use intellectual property developed by others in connection with these service technologies. The majority of the increase in the miscellaneous line item depicted in the above listed tabular disclosure is reflective of capitalizable costs incurred on behalf of these initiatives.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2007	2006
Deferred compensation and postretirement benefits other than pensions (1)	$45,275	$45,256
Director deferred compensation plan	504	408
Postemployment benefit obligation (2)	421	421
Miscellaneous	1,981	530

	$48,181	$46,615

(1)	Postretirement benefits other than pensions—The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations. See Note 6 to the Notes to Consolidated Financial Statements for more information regarding these plans.
(2)	Postemployment benefit obligation—SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $120.3 million, $120.8 million, and $104.1 million in fiscal years 2007, 2006, and 2005, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Share-Based Compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. The Company adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (see Note 6 of Notes to Consolidated Financial Statements for further discussion of these plans). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to September 1, 2005, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated.

Had share-based expense for the Company’s stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards subsequent to the Distribution (see definition of Distribution in the Long-Term Debt section of Note 4 of Notes to Consolidated Financial Statements), consistent with the recognition provisions of SFAS No. 123(R), the Company’s net income and earnings per share would have been impacted as follows for the year ended August 31, 2005:

Year Ended August 31, 2005
Net income, as reported	$52,229
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	218
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	2,531

Net income, pro forma	$49,480

Earnings per share:
Basic earnings per share – as reported	$1.21

Basic earnings per share – pro forma	$1.14

Diluted earnings per share – as reported	$1.17

Diluted earnings per share – pro forma	$1.10

The pro forma effect of applying SFAS No. 123(R) may not be representative of the effect on reported net income in future years because options vest over several years, and varying amounts of awards are generally made each year. Employee contributions to the Acuity Brands, Inc. Employee Stock Purchase Plan were suspended at the end of the third quarter of fiscal 2005. The Company began accepting contributions under new terms in the third quarter of fiscal 2006. The new terms allow this plan to be considered non-compensatory under SFAS No. 123(R).

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

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $13.3 million, $14.0 million, and $9.4 million of share-based expense for the years ending August 31, 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.7 million, $4.9 million, $2.8 million for the years ended August 31, 2007, 2006, and 2005, respectively. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $15.4 million and $17.3 million were included in financing activities in the Company’s Statements of Cash Flows for the years ended August 31, 2007 and 2006.

See Note 6 of Notes to Consolidated Financial Statements for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 5 to 15 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Operations, are expensed as incurred. Research and development expenses amounted to $33.6 million, $32.3 million, and $29.3 million during the fiscal years 2007, 2006, and 2005, respectively.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Operations. These costs totaled $8.3 million, $9.6 million, and $8.7 million during fiscal years 2007, 2006, and 2005, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Service Arrangements with Customers

Acuity Brands Lighting maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $5.4 million, $5.6 million, and $4.9 million in fiscal years 2007, 2006, and 2005, respectively. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Operations in accordance with EITF Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Gains or losses resulting from foreign currency transactions are included in Miscellaneous expense (income), net in the Consolidated Statements of Operations and were insignificant in fiscal years 2007, 2006, and 2005.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term borrowings, and loans collateralized by assets related to the Acuity Brands company-owned life insurance program, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2007	2006	2005
Interest expense	$34,649	$34,535	$36,735
Interest income	(4,509)	(1,304)	(1,004)

Interest expense, net	$30,140	$33,231	$35,731

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions.

Accounting Standards Yet to Be Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, Acuity Brands does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal year 2008. Acuity Brands is in the process of finalizing its evaluation of the impact that adopting FIN 48 will have on the Company’s results of operations, however at this time the Company does not expect the impact to materially affect its operations.

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

Accounting Standards Adopted in Fiscal 2007

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became effective for Acuity Brands during the third quarter of fiscal 2007. As a matter of accounting policy, the Company records all taxes within the scope of EITF 06-03 on a net basis.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective for the Company at the end of fiscal year 2007. For additional information about the impact of SFAS 158 on the Company’s defined pension and other postretirement benefit plans, refer to Note 3 of the Notes to Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The Company measures the funded status of its employee benefit plans as of May 31 each year, and does not anticipate the future change in measurement date to August 31 will have a material impact on the Company’s results of operations and financial position.

Note 3: Pension and Profit Sharing Plans

Acuity Brands has several pension plans covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Acuity Brands makes annual contributions to the plans to the extent indicated by actuarial valuations and required by ERISA. Plan assets are invested primarily in equity and fixed income securities.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Effective August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2007 and 2006, subsequent to the adoption of SFAS No. 158. The values of the below listed amounts were measured as of May 31, 2007 and 2006, respectively:

	Domestic Plans August 31,			International Plans August 31,
	2007	2006		2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$103,610	$117,864		$35,029	$28,627
Service cost	2,420	2,779		71	55
Interest cost	6,275	6,035		1,804	1,409
Plan amendments	—	22		—	—
Actuarial loss (gain)	5,807	(16,983)		(920)	3,443
Benefits paid	(7,324)	(6,107)		(484)	(351)
Other	—	—		2,051	1,846

Benefit obligation at end of year	$110,788	$103,610		$37,551	$35,029

Change in Plan Assets:
Fair value of plan assets at beginning of year	$83,719	$77,298		$23,699	$17,605
Actual return on plan assets	13,318	7,206		3,683	3,992
Employer contributions	8,168	5,322		1,234	1,130
Benefits paid	(7,324)	(6,107)		(415)	(305)
Other	—	—		1,533	1,277

Fair value of plan assets at end of year	$97,881	$83,719		$29,734	$23,699

Funded status at August 31, 2007:
Net amount recognized in Consolidated Balance Sheets	$(12,907)	$(19,891)		$(7,817)	$(11,330)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$2,587	N/A	(1)	$—	N/A	(1)
Current liabilities	(1,194)	N/A	(1)	(74)	N/A	(1)
Non-current liabilities	(14,300)	N/A	(1)	(7,743)	N/A	(1)

Net amount recognized in Consolidated Balance Sheets	$(12,907)	N/A	(1)	$(7,817)	N/A	(1)

Accumulated Benefit Obligation	$108,928	$102,993		$35,214	$33,817

Amounts in accumulated other comprehensive income:
Prior service cost	$(436)	N/A	(1)	$—	N/A	(1)
Net actuarial loss	(24,387)	N/A	(1)	(9,400)	N/A	(1)

Accumulated other comprehensive income	$(24,823)	N/A	(1)	$(9,400)	N/A	(1)

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

	Domestic Plans August 31,			International Plans August 31,
	2007	2006		2007	2006

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$24	N/A	(1)	$—	N/A	(1)
Net actuarial loss (gain)	884	N/A	(1)	380	N/A	(1)

Incremental effect of adopting SFAS No. 158:
Increase in assets	$2,410	N/A	(1)	$—	N/A	(1)
Increase in liabilities	1,116	N/A	(1)	2,282	N/A	(1)
Decrease in accumulated other comprehensive income	11,720	N/A	(1)	2,270	N/A	(1)
Increase in deferred tax asset	4,379	N/A	(1)	636	N/A	(1)

(1)	These disclosures are required by and the underlying amounts have been measured in accordance with SFAS No. 158, which the Company adopted during fiscal 2007. The disclosures after adoption are not applicable for periods preceding the adoption of this pronouncement.

The fair value of plan assets associated with certain of the Company’s domestic defined benefit plans did not exceed those plans’ projected and accumulated benefit obligations in fiscal 2007. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $59.5 million, $57.6 million, and $43.4 million, respectively. Prior to fiscal 2007 both the projected and accumulated benefit obligations associated with all of the Company’s domestic defined benefit plans exceeded those plans’ respective plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were, as of August 31, 2006, and $103.6 million, $102.9 million, and $83.7 million, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $37.6 million, $35.2 million, and $29.7 million, respectively, as of August 31, 2007, and $35.0 million, $33.8 million, and $23.7 million, respectively, as of August 31, 2006.

The following table summarizes information about the Company’s employee benefit plans prior to the adoption of SFAS No. 158:

	Domestic Plans 2006	International Plans 2006
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(19,357)	$(10,211)
Intangible asset	693	—
Accumulated other comprehensive loss	25,182	9,209

Net amount recognized at end of year	$6,518	$(1,002)

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of net periodic pension cost for the fiscal years ended August 31, 2007, 2006, and 2005 included the following:

	Domestic Plans			International Plans
	2007	2006	2005	2007	2006	2005
Service cost	$2,420	$2,779	$2,396	$71	$55	$743
Interest cost	6,275	6,035	6,121	1,804	1,409	1,517
Expected return on plan assets	(7,099)	(6,444)	(6,089)	(1,777)	(1,145)	(1,183)
Amortization of prior service cost	26	52	89	—	—	—
Amortization of transitional asset	—	(108)	(131)	—	—	—
Recognized actuarial loss	1,051	2,255	1,428	599	579	368

Net periodic pension cost	$2,673	$4,569	$3,814	$697	$898	$1,445

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2007	2006	2007	2006
Discount rate	6.0%	6.3%	5.4%	5.0%
Rate of compensation increase	5.5%	5.5%	4.1%	3.8%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.3%	5.3%	6.5%	5.0%	5.0%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%	7.3%	6.8%	7.3%
Rate of compensation increase	5.5%	5.5%	5.5%	3.8%	3.5%	4.8%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost, the Company’s primary pension obligation, of approximately $1.1 million for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans increased by 100 basis points in 2007, which contributed to the decrease in net periodic pension cost associated with those plans. The discount rate used in computing the net periodic pension cost for the Company’s international plans remained consistent with that of the prior year. The larger of these two plans was frozen during fiscal 2005 and replaced with a defined contribution plan. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.0 million and $0.3 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2007, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2007, the international asset target allocation was 86% equity securities, 12% fixed income securities, and 2% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2007 and 2006 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2007	2006	2007	2006
Equity securities	54.7%	59.2%	83.1%	83.9%
Fixed income securities	38.8%	34.5%	14.8%	14.1%
Real estate	6.5%	6.3%	2.1%	2.0%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $2.1 million and $1.3 million to its domestic and international defined benefit plans, respectively, during 2008. These amounts are based on the total contributions needed during 2008 to satisfy current legal minimum funding requirements.

Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2008	$6,100	$477
2009	5,839	498
2010	6,001	520
2011	6,238	578
2012	6,515	658
2013-2017	37,760	5,110

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $8.3 million in 2007, $7.1 million in 2006, and $6.6 million in 2005. Effective February 2002, participants in all of the Company’s defined contribution plans were permitted to direct the investments of all funds in their respective plan, thereby eliminating the nonparticipant-directed funds. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2007, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $20.9 million, which represented approximately 5.0% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Long-Term Debt and Lines of Credit

Long-Term Debt

The Company’s long-term debt at August 31, 2007 and 2006, consisted of the following:

	2007	2006
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $59 in 2007 and $101 in 2006	$159,941	$159,899
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $72 in 2007 and $96 in 2006	199,928	199,904
Other notes	11,454	12,092

	371,323	371,895
Less – Amounts payable within one year included in current liabilities	296	643

	$371,027	$371,252

Future annual principal payments of long-term debt are as follows for fiscal years ending August 31:

Amount
2008	$296
2009	159,941
2010	199,928
2011	—
2012	—
Thereafter	11,158

$371,323

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

In January 1999, NSI issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0%. In August 2000, NSI issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375%. Pursuant to a supplemental indenture executed in contemplation of the Distribution, Acuity Brands and its principal operating subsidiaries have become the obligors of the notes, and NSI, effective as of the Distribution, was relieved of all obligations with respect to the notes. Because the $160.0 million and the $200.0 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on comparison of notes of similar size, ratings, and tenor, the fair values of the $160.0 million and $200.0 million notes are believed to approximate $160.2 million and $214.2 million, respectively at August 31, 2007. Excluding the $160.0 million and $200.0 million notes, long-term debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities. As of August 31, 2007, the notes were guaranteed by the subsidiaries, Acuity Brands Lighting, Inc. and Acuity Specialty Products Group, Inc. The guarantees of the subsidiaries were full and unconditional and joint and several. Acuity Brands has no independent assets or operations (as defined by Regulation S-X 3-10(h)(5)), and

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

each subsidiary of Acuity Brands, other than Acuity Brands Lighting, Inc. and Acuity Specialty Products Group, Inc., is “minor” (as defined by Regulation S-X 3-10(h)(6)). Furthermore, there are no significant restrictions on the ability of Acuity Brands or any guarantor to obtain funds from its subsidiaries by dividend or loan.

In September 2007, the Company reorganized by creating a new holding company structure and completed the reorganizations of its subsidiaries to facilitate the anticipated spin-off of Zep Inc. As a result of the reorganizations, Acuity Specialty Products Group, Inc. was relieved of all obligations with respect to the publicly traded notes.

In October 2002, Acuity Brands entered into a three-year loan agreement (“Term Loan”) secured by certain land and buildings of the Company. Proceeds from the Term Loan were used to reduce borrowings under the revolving credit facility then in effect and to provide the Company additional liquidity. The Term Loan was paid in full in July 2005.

Other notes consist primarily of two industrial revenue bonds (a $7.2 million bond maturing in 2018 and a $4.0 million bond maturing in 2021) and a five-year note with an outstanding balance of approximately $0.3 million at August 31, 2007. The industrial revenue bonds are tax-exempt variable rate instruments that reset on a weekly basis. The interest rates were approximately 3.7% and 3.5% for the $4.0 million bond and 3.7% and 3.4% for the $7.2 million bond at August 31, 2007 and 2006, respectively. The five-year note is denominated in Euros and bears interest at a variable rate, which was 5.0% and 4.8% at August 31, 2007 and 2006, respectively. Principal payments are made in equal semi-annual installments. In September 2007, the $7.2 million industrial revenue bond maturing in 2018 and the $0.3 million five-year note were assigned to and assumed by Acuity Specialty Products, Inc.

Lines of Credit

The Company maintains an agreement (“Receivables Facility”) to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable of ABL and ASP. Effective September 28, 2006, the Company renewed the $100.0 million Receivables Facility for a one-year period with similar terms and conditions. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $325.7 million at August 31, 2007. There were no outstanding borrowings at August 31, 2007 and 2006 under the Receivables Facility. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin. During fiscal years 2007 and 2006, commitment fees were computed respectively at rates of 0.125% and 0.175% per annum on the average unused balances for each of those years. Commitment fees paid during the years ended August 31, 2007 and 2006 were $0.1 million and $0.2 million, respectively.

On October 19, 2007, the Company entered into separate Receivables Facility agreements (the “ABL Receivables Facility” and the “Zep Receivables Facility”, together referred to as the “Receivables Facilities”) in preparation of the spin-off of Zep Inc. The Receivables Facilities are for a one-year period with similar terms and conditions as the previous Receivables Facility. The ABL Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable of ABL The ASP Receivables Facility allows for borrowings of funds up to $40 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable of ASP. Interest rates under the Receivables Facilities vary with asset-backed commercial paper rates plus an applicable margin. The commitment fees on the Receivables Facilities are 0.125% per annum on the average unused balances.

On April 2, 2004, the Company executed a $200.0 million revolving credit facility (“Revolving Credit Facility”), which matures in January 2009. The Revolving Credit Facility contains financial covenants including

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2007 and 2006 under the Revolving Credit Facility. At August 31, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $187.0 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $13.0 million discussed below. The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorganChase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, as of August 31, 2007 and 2006, the Applicable Margin was 0.50% and 0.50%, respectively. During fiscal years 2007 and 2006, commitment fees were computed at a rate of 0.125% and 0.125%, respectively, and commitment fees paid during each of those years were $0.3 million.

On October 19, 2007, the Company executed both a $250.0 million revolving credit facility (“Acuity Revolving Credit Facility”) and a $100.0 million revolving credit facility (“Zep Revolving Credit Facility”). The revolving credit facilities were executed to facilitate the spin-off of Zep Inc. The revolving credit facilities replaced the Company’s $200.0 million revolving credit facility which was scheduled to mature in January 2009. The Company will write-off approximately $0.3 million in deferred financing costs in connection with this replacement. The new revolving credit facilities both mature in October 2012. Both revolving credit facilities contain financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Acuity Revolving Credit Facility agreement and the Zep Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Acuity Revolving Credit Facility and the Zep Revolving Credit Facility allow for a Maximum Leverage Ratio of 3.50x and 3.25x, respectively. The revolving credit facilities bear interest at the option of the borrower based upon either (1) the higher of the JPMorganChase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Applicable Margin. The Applicable Margin for the Acuity Revolving Credit Facility is based on the Company’s leverage ratio excluding the operations of Zep Inc. and its subsidiaries. The Applicable Margin for the Zep Revolving Credit Facility is based on the leverage ratio of the operations of Zep Inc. and its subsidiaries. Upon execution of the new revolving credit facilities, the Applicable Margin for the Acuity Revolving Credit Facility was 0.41%, and the Applicable Margin for the Zep Revolving Credit Facility was 0.60%. Upon execution of the new revolving credit facilities, the commitment fees on the Acuity Revolving Credit Facility were 0.09% and the commitment fees on the Zep Revolving Credit Facility were 0.15%.

The Receivables Facilities and the Zep Revolving Credit Facility each contain ongoing “Material Adverse Effect” provisions. Generally, if the businesses were to experience an event causing a material adverse effect on the businesses’ financial condition, operations, or properties, as defined in the agreements, additional future borrowings under the facilities could be denied and payments on outstanding borrowings could be accelerated. The Acuity Revolving Credit Facility does not contain an ongoing “Material Adverse Effect” provision.

At August 31, 2007, the Company had outstanding letters of credit totaling $24.7 million primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bonds. At August 31, 2007, a total of $13.0

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

Note 5: Common Stock and Related Matters

Stockholder Protection Rights Agreement

The Company’s Board of Directors has adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”). The Rights Agreement contains provisions that are intended to protect the Company’s stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s Board of Directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, the Company’s Board of Directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of November 16, 2001. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of 15% or more of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”). Unless previously redeemed by the Company’s Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the Board of Directors.

Common Stock

Changes in common stock for the years ended August 31, 2005, 2006, and 2007 were as follows:

	Common Stock (in thousands)
	Shares	Amount
Balance, August 31, 2004	42,596	$426
Issuance of restricted stock grants, net of forfeitures	603	6
Employee stock purchase plan issuances	77	1
Stock options exercised	1,701	17

Balance, August 31, 2005	44,977	450
Issuance of restricted stock grants, net of forfeitures	128	1
Employee stock purchase plan issuances	7	—
Stock options exercised	2,951	30

Balance, August 31, 2006	48,063	481
Issuance of restricted stock grants, net of forfeitures	(3)	(1)
Stock options exercised	1,263	13

Balance, August 31, 2007	49,323	$493

During fiscal 2006, the Company’s Board of Directors authorized a stock repurchase program whereby 6.0 million shares of the Company’s outstanding common stock were approved for repurchase. At August, 31, 2006, the Company had repurchased 5.0 million shares at a cost of $194.9 million. During fiscal 2007, the

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Company’s Board of Directors authorized additional share repurchases of 2.0 million shares under this program. At August, 31, 2007, the Company had purchased a total of 6.0 million shares under the authorized repurchase program at a cost of $239.8 million. All repurchased shares were accounted for at cost and were recorded as treasury stock at current fiscal year-end.

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2007 and 2006.

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

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2007, 2006, and 2005:

	Years Ended August 31,
	2007	2006	2005
Basic earnings per share:
Net income	$148,054	$106,562	$52,229
Basic weighted average shares outstanding	42,585	43,884	43,135

Basic earnings per share	$3.48	$2.43	$1.21

Diluted earnings per share:
Net income	$148,054	$106,562	$52,229
Basic weighted average shares outstanding	42,585	43,884	43,135
Common stock equivalents (stock options and restricted stock)	1,312	1,695	1,617

Diluted weighted average shares outstanding	43,897	45,579	44,752

Diluted earnings per share	$3.37	$2.34	$1.17

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

As stated in Note 1 of Notes to the Consolidated Financial Statements, Acuity Brands has announced its intention to separate its lighting and specialty products businesses by spinning off the business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company to Acuity Brands shareholders (“the spin-off”). The effect that this transaction will have on the Company’s stock option and restricted stock awards is summarized at the end of this Note 6.

Restricted Stock Awards

Under the Amended Plan, in September 2006 the Company awarded approximately 408,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2007, approximately 385,000 shares were outstanding under this award. Compensation expense recognized related to this award was $4.0 million in fiscal 2007.

In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. Participants could elect to defer payments under this time-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 150,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006, deferrals will be distributed in shares of Common Stock rather than in cash. At August 31, 2007, approximately 187,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.8 million, $1.8 million, and $2.3 million in fiscal 2007, 2006 and 2005, respectively.

Under the Amended Plan, in December 2005 the Company awarded approximately 132,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2007, approximately 83,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.0 million and $0.6 million in fiscal 2007 and 2006, respectively.

In January 2005, the Company awarded approximately 306,000 shares of restricted stock to certain officers and other key employees under the Amended Plan. The shares vest over a four-year period. At August 31, 2007, approximately 117,000 shares were outstanding under this award. Compensation expense recognized related to this award was $1.5 million, $1.5 million, and $1.3 million in fiscal 2007, 2006, and 2005, respectively.

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are issued in 25% increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Originally, approximately two-thirds of the value of the restricted shares at the vesting date was paid to the participants in unrestricted shares of the Company and the remainder was paid in cash to offset taxes on the award. This provision was eliminated in August 2005 by an amendment to the award agreement that provides for the entire award to be payable in shares. Participants could elect to defer payments under this performance-based

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 110,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006 deferrals, will be distributed in shares of Common Stock rather than in cash. As of August 31, 2007, approximately 325,000 shares were outstanding under this award, of which approximately 120,000 were subsequently cancelled and used to offset taxes. Compensation expense recognized related to this award was $0.1 million, $2.1 million, and $2.6 million in fiscal 2007, 2006 and 2005, respectively.

In October 2000, NSI reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees. Under this award, restricted shares are granted in 20% increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the Distribution. As of August 31, 2007, approximately 187,000 shares were outstanding under this award. Compensation expense recognized related to this award was $0.4 million, $1.9 million, and $1.2 million in fiscal 2007, 2006, and 2005, respectively.

Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2007, 2006, and 2005. As of August 31, 2007, approximately 129,000 shares related to these awards were outstanding. Compensation expense recognized related to these awards was $1.5 million, $0.4 million, and $0.5 million in fiscal 2007, 2006, and 2005, respectively.

Restricted stock transactions for the restricted stock agreements during the years ended August 31, 2007 were as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2006	786	$25.32

Granted	497	$47.50
Vested	(251)	$22.22
Forfeited	(80)	$32.66

Outstanding at August 31, 2007	952	$36.56

As of August 31, 2007, there was $28.7 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the years ended August 31, 2007 and 2006, was approximately $12.9 million and $11.7 million, respectively.

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

Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2007, approximately 120,000 shares had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 1,700,000 at August 31, 2007, with additional shares available upon further shareholder approval. Shares available for grant under all plans were 2,200,000 at August 31, 2006 and 2005. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Director Stock Option Plan has been frozen with respect to future awards effective January 1, 2007.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2007	2006	2005
Dividend yield	1.6%	2.2%	2.3%
Expected volatility	35.0%	43.0%	42.4%
Risk-free interest rate	4.6%	4.4%	4.2%
Expected life of options	5 years	5 years	6 years
Weighted-average fair value of options granted	$15.01	$12.21	$10.89

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2005, 2006, and 2007 were as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	7,424	$20.32	4,936	$20.62

Granted	212	$28.54
Exercised	(1,892)	$16.36
Cancelled	(187)	$28.67

Outstanding at August 31, 2005	5,557	$21.70	4,604	$20.87

Granted	140	$33.10
Exercised	(2,992)	$21.16
Cancelled	(49)	$28.60

Outstanding at August 31, 2006	2,656	$22.78	2,028	$21.31

Granted	155	$45.62
Exercised	(1,298)	$21.50
Cancelled	(15)	$31.30

Outstanding at August 31, 2007	1,498	$26.18	1,196	$23.08

Range of option exercise prices:
$10.00 – $15.00 (average life – 4.2 years)	257	$13.91	257	$13.91
$15.01 – $20.00 (average life – 3.1 years)	148	$16.63	148	$16.63
$20.01 – $25.00 (average life – 5.5 years)	280	$23.71	280	$23.71
$25.01 – $30.00 (average life – 6.6 years)	389	$27.71	304	$27.30
$30.01 – $40.00 (average life – 7.7 years)	424	$37.15	207	$32.03

The total intrinsic value of options exercised during the years ended August 31, 2007 and 2006 was $41.5 million and $47.2 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2007 was $39.5 million, $38.8 million, and $35.2 million, respectively. As of August 31, 2007, there was $2.6 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan

In November 2001, the Company adopted the Acuity Brands, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees could purchase, through payroll deduction, the Company’s common stock at a 15% discount. Shares were purchased quarterly at 85% of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or the last business day of the quarterly plan period. Employee contributions to this plan were suspended at the end of the third quarter of fiscal 2005. The Company resumed accepting contributions during the third quarter of fiscal 2006 under new terms. Under the revised plan, employees are able to purchase common stock at a 5% discount on a monthly basis. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,100,000 shares remain available as of August 31, 2007. Employees may participate at their discretion.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals will be valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2007, approximately 120,000 share units were accounted for in this plan.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares will be valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2007 approximately 141,000 fully vested share units were accounted for in this plan.

Treatment of Stock Options, Restricted Stock Awards, and Restricted Stock Units pursuant to the Spin-off of Acuity Specialty Products

The employee benefits agreement entered into between Acuity Brands, Inc. and Zep Inc. provides that at the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) will generally be converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remains unaffected by the spin-off. The employee benefits agreement also provides that, at the time of the spin-off, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees will be adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Acuity Brands stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan.

Each of Acuity Brands and Zep’s current and former employees holding unvested shares of restricted stock of Acuity Brands will receive a dividend of one share of Zep restricted stock for each two shares of Acuity Brands unvested restricted stock held. The shares of Zep stock so received as a dividend will be subject to the same restrictions and terms as the Acuity Brands restricted stock. The shares of Zep common stock will be fully paid and non-assessable and the holders thereof will not be entitled to preemptive rights.

Effective immediately after the spin-off of the specialty products business, the number of shares represented by restricted stock units will be converted in the same manner as the above mentioned stock option awards.

Note 7: Commitments and Contingencies

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including employment practices, environmental, product recall, patent infringement, and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2007, are as follows: 2008—$23.2 million; 2009—$18.6 million; 2010—$15.1 million; 2011—$12.4 million; 2012—$9.0 million; after 2012—$14.2 million.

Total rent expense was $26.3 million in 2007, $26.9 million in 2006, and $27.7 million in 2005.

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2007 are as follows: 2008—$103.4 million; 2009—$1.9 million; 2010—$1.9 million; and 2011—$0.7 million As of August 31, 2007, the Company had no purchase obligations extending beyond August 31, 2011.

Collective Bargaining Agreements

Approximately 44% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 10% of the Company’s work force will expire within one year.

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs.

In June 2007, ASP reached a final resolution of the investigation by the United States Department of Justice (“DOJ”) of certain environmental issues at ASP’s primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta (“City”) and conduct that interfered with the City’s efforts to sample ASP’s wastewater pretreatment plant effluent. Consistent with the tentative resolution of this matter announced in April 2007, ASP entered a guilty plea to one felony count of failure to comply with its wastewater permit, agreed to pay a fine of $3.8 million, and be subject to a three-year probation period incorporating a compliance agreement with the Environmental Protection Agency (“EPA”); however, effective upon the spin-off, Zep Inc. will be substituted for Acuity Brands, Inc. in the compliance agreement and Acuity Brands, Inc. will have no further obligations thereunder. Under the compliance agreement, the Company will be required to maintain an enhanced compliance program relating to ASP. The Company recorded an additional $1.8 million charge in the second quarter of fiscal 2007 to reflect the entire $3.8 million fine. The resolution of this matter is not expected to lead to a material loss of ASP’s business, any disruption of ASP’s production, or materially higher operating costs at ASP. However, in the event of a material breach of the compliance agreement by ASP, those consequences could occur.

ASP is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites. With respect to each of the currently active sites which it does not own and where it has been named as a responsible party or a potentially responsible party (“PRP”), the Company believes its liability is immaterial, based on information currently available, due to its limited involvement at the site and/or the number of viable PRPs.

With respect to the only active site involving property which ASP does own and where it has been named as a PRP—a property on Seaboard Industrial Boulevard in Atlanta, Georgia—the Company and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor the property for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, the EPA and the Company each analyzed samples taken from certain sumps at the Seaboard

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, the Company notified the Georgia Environmental Protection Division and is conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned soil and groundwater studies, ASP plans to conduct voluntary remediation of the site. ASP’s current estimate is that it will expend between $1.0 million and $7.5 million for the voluntary remediation of the site over approximately the next five years, and in May 2007 accrued a pre-tax liability of $5.0 million representing its best estimate of costs associated with remediation and other related groundwater issues. Further sampling and engineering studies could cause ASP to revise the current estimate. ASP believes that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. ASP arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Environmental Protection Division of the State of Georgia.

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

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), conducted a voluntary product recall involving high intensity discharge (“HID”) lighting fixtures manufactured by ABL that may have incorporated faulty capacitors produced by The General Electric Company (“GE”), one of ABL’s former suppliers of capacitors. The Company completed its corrective action plan regarding this matter during fiscal year 2007, and the CPSC has closed its file with respect to the Company’s corrective action plan. The CPSC will reopen this file, however, if it finds that the Company’s corrective actions do not adequately protect the public from the risk of injury presented by this product.

At August 31, 2007, the Company had an accrued liability of $1.1 million with respect to remaining costs anticipated under the capacitor-related recall. The actual cost of these matters could be substantially different than the liability recorded by the Company. The Company expects to be reimbursed by GE for substantially all product recall expenses and additional warranty expenses regarding the capacitor-related matter.

The Company, in cooperation with the CPSC, also conducted a voluntary product recall involving indoor HID lighting fixtures that may utilize faulty cords manufactured by one of ABL’s suppliers. The Company also completed its corrective action plan in this matter during fiscal 2007, and the CPSC closed its file with respect to the Company’s corrective action plan. The CPSC will reopen this file, however, if it finds that the Company’s corrective actions do not adequately protect the public from the risk of injury presented by this product. At August 31, 2007, the Company had an accrued liability of $0.2 million with respect to the cord-related recall. The actual cost of this recall could be substantially different than the liability recorded by the Company. The Company successfully pursued the recovery of costs associated with the cord-related product recall and received reimbursement for a portion of the costs incurred during fiscal 2007.

In October of 2007, the Company received information indicating that connections between the back-up battery and the wire connector to the circuit board in certain of its emergency lighting fixtures may be loose and may cause affected units to not remain illuminated for the full specified period when operating in emergency mode. The batteries and fixtures at issue are sourced from other parties, and the Company is working with those parties to determine whether any product recall or other corrective action will be required. The likelihood and extent of any claims or costs of corrective action related to this issue are uncertain as the Company continues to gather information. Until further information is known, the Company cannot make a meaningful estimate of actual costs to be incurred. At this time, the Company does not anticipate future costs associated with this issue will be material.

The Company, in cooperation with the CPSC, initiated a voluntary product recall in May 2006 involving two ASP products packaged in approximately 15,000 five-gallon plastic pails manufactured by an outside supplier. The supplier informed ASP of the possibility that a crack could develop in the bottom of the pails. The two ASP products, which are potentially harmful in the event of skin contact, could leak from the cracked pails. During the third quarter of fiscal 2007, Acuity Brands was reimbursed for a portion of the costs incurred in connection with the recall by the manufacturer of the pails, and does not anticipate future costs associated with

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the recall will have a material impact on the operating costs of the Company. The changes in product warranty and recall reserves are summarized as follows during the year ended:

	2007	2006	2005
Balance, beginning of year	$7,013	$10,038	$11,694
Adjustments to warranty and recall reserve	3,687	1,985	4,143
Payments made during the year	(6,307)	(5,010)	(5,799)

Balance, end of year	$4,393	$7,013	$10,038

On April 19, 2007, Acuity Brands negotiated a favorable settlement of a commercial dispute. The settlement involved reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal 2001. The Company received a cash payment of $6.6 million (net of related legal costs) in April 2007 as a result of this settlement. All amounts received and legal costs incurred in connection with the settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Operations.

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

The changes in the special charge reserve (included in Accrued compensation on the Consolidated Balance Sheets) during the year ended August 31, 2007 are summarized as follows:

Balance as of August 31, 2006	$5,737
Payments made during the period	(4,100)
Non-cash items	(289)

Balance as of August 31, 2007	$1,348

As part of ABL’s ongoing initiative to enhance its global supply chain through the consolidation of certain manufacturing facilities the Company recognized approximately $0.5 million in impairment charges on assets held for sale related to these facilities in fiscal 2005 and none in fiscal 2006 or 2007. As of August 31, 2007, the Company had one facility classified as held for sale whose carrying amount totaled $4.0 million.

Note 9: Acquisitions

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Lighting Fixture Company, Inc. (“Mark Lighting”). Mark Lighting, located in Edison, New Jersey, is a specification-oriented manufacturer of high-quality lighting products. The acquisition gives Acuity Brands Lighting a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the recently opened Acuity Brands Lighting sales and marketing office in New York City. Mark Lighting, with fiscal 2006 sales of over $22 million, will continue operations in its existing facility, focusing on key customers and competencies. Mark Lighting contributed $3.5 million to ABL’s net sales during the fourth quarter of fiscal 2007. The operating results of Mark Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

continues to gather additional information about the fair value of Mark Lighting’s acquired assets and liabilities. Accordingly, the related amounts reflected in the Company’s August 31, 2007, financial statements are preliminary, including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Lighting does not represent a material acquisition as defined by that pronouncement.

Note 10: Derivative Financial Instruments

During fiscal 2004, the Company entered into certain foreign currency contracts to hedge its exposure to variability in exchange rates on certain anticipated intercompany transactions with a Canadian business unit. At August 31, 2007 and 2006, the Company had no foreign currency contracts outstanding.

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

Note 11: Income Taxes

Acuity Brands accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2007	2006	2005
Provision for current federal taxes	$67,035	$40,573	$24,910
Provision for current state taxes	6,009	2,668	1,392
Provision for current foreign taxes	9,644	9,468	7,890
(Benefit)/Provision for deferred taxes	(2,855)	4,482	(11,589)

Total provision for income taxes	$79,833	$57,191	$22,603

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2007	2006	2005
Federal income tax computed at statutory rate	$79,760	$57,314	$26,191
State income tax, net of federal income tax benefit	3,807	2,073	722
Foreign permanent differences and rate differential	(1,173)	(936)	(951)
Other, net	(2,561)	(1,260)	(3,359)

Total provision for income taxes	$79,833	$57,191	$22,603

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Components of the net deferred income tax asset at August 31, 2007 and 2006 include:

	August 31,
	2007	2006
Deferred Income Tax Liabilities:
Depreciation	$3,183	$3,128
Goodwill and intangibles	52,086	53,193
Other liabilities	1,593	1,979

Total deferred income tax liabilities	56,862	58,300

Deferred Income Tax Assets:
Self-insurance	(9,551)	(8,909)
Pension	(8,521)	(6,084)
Deferred compensation	(32,330)	(31,977)
Bonuses	(1,110)	(942)
Foreign tax losses	(163)	(380)
Other accruals not yet deductible	(13,532)	(17,154)
Other assets	(3,888)	(9,776)

Total deferred income tax assets	(69,095)	(75,222)
Valuation allowance	787	1,688

Net deferred income tax asset	$(11,446)	$(15,234)

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

With the exception of Acuity Holdings, which is comprised of certain of the Company’s Canadian entities, Acuity Brands currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $49.9 million at August 31, 2007; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable. The Company does anticipate future repatriation of undistributed earnings generated by Acuity Holdings, and has adjusted its deferred tax liability and provision for income taxes in accordance with SFAS No. 109.

Deferred tax assets were partially offset by valuation allowances of $0.8 million and $1.7 million at August 31, 2007 and August 31, 2006, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences and state tax credit carryforwards.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At August 31, 2007, foreign net operating loss carryforwards, which have no expiration, were approximately $0.6 million. Additionally, the Company has state tax credit carryforwards of approximately $1.6 million, which will expire between 2011 and 2016.

Note 12: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2007
1st Quarter	$614,488	$259,018	$51,702	$33,567	$0.80	$0.77
2nd Quarter	575,384	239,502	37,176	24,358	0.57	0.55
3rd Quarter	647,826	273,494	60,479	38,676	0.90	0.88
4th Quarter	692,970	297,879	78,530	51,453	1.20	1.16
2006
1st Quarter	$565,852	$225,223	$33,664	$21,976	$0.50	$0.48
2nd Quarter	549,555	215,255	22,035	14,507	0.33	0.32
3rd Quarter	603,265	249,042	43,814	28,712	0.65	0.63
4th Quarter	674,451	280,507	64,240	41,367	0.96	0.93

The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 13: Business Segment Information

	Years ended August 31,
	2007	2006	2005
Net Sales:
ABL	$1,964,782	$1,841,039	$1,637,902
ASP	565,886	552,084	534,952

Total Net Sales	$2,530,668	$2,393,123	$2,172,854

Gross Profit:
ABL	$744,315	$652,837	$536,704
ASP	325,578	317,190	311,839
Total Gross Profit	$1,069,893	$970,027	$848,543

Operating (Loss) Profit:
ABL	$251,085	$181,410	$110,267
Special Charge*	—	—	(15,652)
ASP	39,593	48,769	45,901
Special Charge*	—	—	(3,595)
Corporate	(33,743)	(32,770)	(26,423)
Special Charge*	—	—	(3,753)

Total Operating Profit	$256,935	$197,409	$106,745

Depreciation:
ABL	$27,959	$27,227	$28,470
ASP	7,030	8,298	8,947
Corporate	176	295	473

Total Depreciation	$35,165	$35,820	$37,890

Amortization:
ABL	$3,212	$3,166	$3,159
ASP	28	26	26
Corporate	—	—	—

Total Amortization	$3,240	$3,192	$3,185

Capital Expenditures:
ABL	$31,539	$23,439	$19,787
ASP	5,412	5,117	12,505
Corporate	(82)	4	344

Total Capital Expenditures	$36,869	$28,560	$32,636

*	See further discussion of Special Charge in Note 8.

	Total Assets
	August 31, 2007	August 31, 2006
ABL	$1,156,800	$1,110,602
ASP	234,102	231,668
Corporate	221,606	101,846

	$1,612,508	$1,444,116

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The geographic distribution of Acuity Brands’ net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2007	2006	2005
Net sales (1)
Domestic (2)	$2,213,439	$2,105,328	$1,915,904
International	317,229	287,795	256,950

	$2,530,668	$2,393,123	$2,172,854

Operating profit
Domestic (2)	$226,281	$168,535	$84,776
International	30,654	28,874	21,969

	$256,935	$197,409	$106,745

Long-lived assets (3)
Domestic (2)	$191,992	$188,033	$199,950
International	48,830	51,963	56,182

	$240,822	$239,996	$256,132

(1)	Net sales are attributed to each country based on the selling location.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Long-lived assets include net property, plant, and equipment, defined benefit plan intangible assets, long-term deferred income tax assets, and other long-term assets.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2007 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Executive Vice President and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. In addition, on February 12, 2007, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2008 or 2010 Annual Meetings and Directors with Terms Expiring at the 2008 or 2009 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management—Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Fiscal 2007 Summary Compensation Table, Fiscal 2007 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2007 Year-End, Option Exercises and Stock Vested in Fiscal 2007, Pension Benefits in Fiscal 2007, Fiscal 2007 Nonqualified Deferred Compensation, Employment Contracts, Severance Agreements, Change in Control Agreements, Equity Award Agreements and Deferred Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 10, 2008, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2007 and 2006

Consolidated Statements of Operations for the years ended August 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended August 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended

August 31, 2007, 2006, and 2005

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

INDEX TO EXHIBITS

EXHIBIT 2		Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference

EXHIBIT 3	(a)	Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

	(d)	First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc.*, L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e)	Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(f)	Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(g)	Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(h)	Second Supplemental Indenture between Acuity Brands, Inc. Acuity Brands Holdings, Inc. and Bank of New York, dated as of September 26, 2007.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

	(2)	Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

	(3)	Amended and Restated 364-Day Revolving Credit Agreement dated as of April 4, 2003 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time hereto, the Lenders from time to time parties hereto, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. as Syndication Agent.	Reference is made to Exhibit 10(i)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

	(4)	First Modification to Deed to Secure Debt and Security Agreement.	Reference is made to Exhibit 10(i)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(5)	Letter Agreement amending Agreement and Plan of Distribution.	Reference is made to Exhibit 10(i)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(6)	Agreement and Consent Relating to Tax Disaffiliation Agreement.	Reference is made to Exhibit 10(i)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

	(7)	Credit and Security Agreement dated as of September 2, 2003 among Acuity Enterprise, Inc. and Acuity Unlimited Inc., as Borrowers, Acuity Lighting Group, Inc. and Acuity Specialty Products Group, Inc., as Servicers, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party hereto and Wachovia Bank, National Association, as Agent.	Reference is made to Exhibit 10(i)A(19) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

	(8)	Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Specialty Products Group, Inc., as Seller, and Acuity Enterprise, Inc., as Buyer.	Reference is made to Exhibit 10(i)A(20) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(9)	Amended and Restated Receivables Sale and Contribution Agreement dated as of September 2, 2003 between Acuity Lighting Group, Inc., successor to National Service Industries, Inc., as Seller, and Acuity Unlimited, Inc., formerly known as L&C Funding, Inc., as Buyer.	Reference is made to Exhibit 10(i)A(21) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(10)	Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Unlimited, Inc.	Reference is made to Exhibit 10(i)A(22) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(11)	Performance Undertaking dated as of September 2, 2003, executed by Acuity Brands, Inc. in favor of Acuity Enterprise, Inc.	Reference is made to Exhibit 10(i)A(23) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(12)	5-Year Revolving Credit Agreement, dated as of April 2, 2004 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank One, NA (Main Office Chicago), Wachovia Bank, N.A. and LaSalle Bank National Association and Key Bank National Association, Banc One Capital Markets, Inc.	Reference is made to Exhibit 10(i)A-1(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

(13)	Reimbursement Agreement between Acuity Brands and The General Electric Company, dated February 27, 2004.	Reference is made to Exhibit 10(iii)A-(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

(14)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10(i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(15)	Amendment to Receivables Facility, dated as of September 29, 2005.	Reference is made to Exhibit 10(i)A(18) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(16)	Amendment No. 4 to Receivables Facility, dated as of September 28, 2006.	Reference is made to Exhibit 10(i)A(19) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

	(17)	5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Wachovia Bank, National Association; Bank of America, N.A.; Keybank National Association; Wells Fargo Bank, N.A.; and Branch Banking and Trust Company.	Filed with the Commission as part of this Form 10-K

	(18)	Amended and Restated Credit and Security Agreement dated as of October 19, 2007 among Acuity Unlimited Inc., as Borrower; Acuity Brands Lighting, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.	Filed with the Commission as part of this Form 10-K

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:

	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(3)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* with the Commission on July 3, 2001, which is incorporated herein by reference.

	(4)	Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(5)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(8)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(9)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(10)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(11)	Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(12)	Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr. dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13)	Employment Letter Agreement between National Service Industries, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of the Form 10-Q of National Service Industries, Inc. for the quarter ended January 14, 2002, which is incorporated herein by reference.

(14)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15)	Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(16)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(17)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(18)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(19)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(20)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(21)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(22)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10(iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(23)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10(iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(24)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(25)	Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(26)	Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A of the registrant’s Form 10-Q as filed with the Commission on January 14, 2004, which is incorporated by reference.

(27)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(28)	Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(29)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(30)	Letter Agreement between Acuity Brands, Inc. and John K. Morgan, dated June 24, 2004.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(31)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(32)	Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich, dated June 17, 2004.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(33)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(34)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(35)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.

(36)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(37)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(38)	Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(39)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(7) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(40)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

(41)	Letter Agreement dated April 26, 2005 between Acuity Brands, Inc. and Edward H. Bastian.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on April 27, 2005, which is incorporated herein by reference.

(42)	Amended and Restated Severance Agreement, entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(46) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(43)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(47) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(44)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(48) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(45)	Amendment to Severance Protection Agreement entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(49) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(46)	Letter Agreement dated August 1, 2005 between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(50) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(47)	Letter Agreement dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.

(48)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(49)	Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(50)	Form of Severance Agreement.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(51)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagle.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(52)	Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 99.4 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(53)	Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 99.5 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(54)	Letter Agreement dated May 8, 2006 between Acuity Brands, Inc. and William A. Holl.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on June 7, 2006, which is incorporated herein by reference.

(55)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(56)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(57)	Long-Term Incentive Plan Rules for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(58)	Management Compensation and Incentive Plan for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(59)	2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(60)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(61)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(62)	Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(63)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(64)	Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference

(65)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(66)	Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(67)	Amended and Restated Employment Letter with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(68)	Restricted Stock Award Agreement with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(69)	Amendment to Restricted Stock Award Agreements with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(70)	Amendment No. 1 to Amended and Restated Change in Control Agreement with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(71)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(72)	Confidentiality and Restrictive Covenants Agreement with John K. Morgan.	Filed with the Commission as part of this Form 10-K.

(73)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(74)	Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

	(75)	Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

	(76)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

	(77)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.

	(78)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.

	(79)	Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.

EXHIBIT 14		Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc. operated under the name L&C Spinco, Inc. from July 27, 2001 – November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 30, 2007	By:	/s/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	October 30, 2007

/S/ RICHARD K. REECE Richard K. Reece	Executive Vice President and Chief Financial Officer	October 30, 2007

* Peter C. Browning	Director	October 30, 2007

* John L. Clendenin	Director	October 30, 2007

* Earnest W. Deavenport, Jr.	Director	October 30, 2007

* Robert F. McCullough	Director	October 30, 2007

* Julia B. North	Director	October 30, 2007

* Ray M. Robinson	Director	October 30, 2007

* Neil Williams	Director	October 30, 2007

*BY: /S/ KENYON W. MURPHY Kenyon W. Murphy	Attorney-in-Fact	October 30, 2007

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2007, 2006, and 2005

(In thousands)

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts (1)
Year Ended August 31, 2007:
Reserve for doubtful accounts	$6,205	1,774	320	3,435	$4,864

Reserve for estimated warranty and recall costs	$7,013	3,687	—	6,307	$4,393

Reserve for estimated returns and allowances	$7,618	70,047	—	69,462	$8,203

Self-insurance reserve (2)	$20,601	17,176	—	14,080	$23,697

Year Ended August 31, 2006:
Reserve for doubtful accounts	$6,999	1,918	141	2,853	$6,205

Reserve for estimated warranty and recall costs	$10,038	4,534	(2,549)	5,010	$7,013

Reserve for estimated returns and allowances	$6,570	75,472	—	74,424	$7,618

Self-insurance reserve (2)	$21,315	13,019	—	13,733	$20,601

Year Ended August 31, 2005:
Reserve for doubtful accounts	$8,285	4,570	194	6,050	$6,999

Reserve for estimated warranty and recall costs	$11,694	4,143	—	5,799	$10,038

Reserve for estimated returns and allowances	$5,343	74,695	—	73,468	$6,570

Self-insurance reserve (2)	$23,057	10,166	—	11,908	$21,315

(1)	Includes recoveries and adjustments credited to the reserve.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.