Form 10-Q
period 2007-11-30
ACUITY BRANDS INC
filed 2008-01-08
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Common Stock—$0.01 Par Value – 41,024,399 shares as of January 4, 2008.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2007	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$201,709	$213,674
Accounts receivable, less reserve for doubtful accounts of $1,669 at November 30, 2007 and $1,361 at August 31, 2007	284,531	295,544
Inventories	146,881	146,536
Deferred income taxes	20,704	14,773
Prepayments and other current assets	35,357	38,853
Current assets related to discontinued operations	—	158,182

Total Current Assets	689,182	867,562

Property, Plant, and Equipment, at cost:
Land	9,359	9,286
Buildings and leasehold improvements	123,904	121,327
Machinery and equipment	317,861	314,030

Total Property, Plant, and Equipment	451,124	444,643
Less - Accumulated depreciation and amortization	289,213	282,632

Property, Plant, and Equipment, net	161,911	162,011

Other Assets:
Goodwill	353,776	352,945
Intangible assets	117,985	118,774
Deferred income taxes	3,274	1,731
Defined benefit plan intangible assets	2,587	2,587
Other long-term assets	19,358	22,274
Long-term assets related to discontinued operations	—	89,983

Total Other Assets	496,980	588,294

Total Assets	$1,348,073	$1,617,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$189,263	$210,402
Accrued compensation	43,985	64,147
Accrued pension liabilities, current	1,268	1,268
Other accrued liabilities	117,538	109,944
Current liabilities related to discontinued operations	—	84,635

Total Current Liabilities	352,054	470,396
Long-Term Debt	363,892	363,877

Accrued Pension Liabilities, less current portion	22,174	22,043

Deferred Income Taxes	24,255	17,437

Self-Insurance Reserves, less current portion	9,461	8,657

Other Long-Term Liabilities	50,059	44,167

Long-Term Liabilities related to discontinued operations	—	19,324

Commitments and Contingencies (see Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,464,269 issued and 41,395,669 outstanding at November 30, 2007; and 49,323,225 issued and 43,314,625 outstanding at August 31, 2007	495	493
Paid-in capital	616,096	611,701
Retained earnings	265,087	313,850
Accumulated other comprehensive loss items	(18,601)	(9,513)
Treasury stock, at cost, 8,068,600 shares at November 30, 2007 and 6,008,600 at August 31, 2007	(336,899)	(244,565)

Total Stockholders’ Equity	526,178	671,966

Total Liabilities and Stockholders’ Equity	$1,348,073	$1,617,867

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30
	2007	2006
Net Sales	$508,865	$477,617
Cost of Products Sold	305,676	297,167

Gross Profit	203,189	180,450
Selling, Distribution, and Administrative Expenses	133,646	126,938
Special Charge	14,638	—

Operating Profit	54,905	53,512

Other Expense (Income):
Interest expense, net	6,993	8,067
Miscellaneous (income) expense, net	(309)	257

Total Other Expense	6,684	8,324

Income from Continuing Operations before Provision for Income Taxes	48,221	45,188
Provision for Income Taxes	17,296	15,685

Income from Continuing Operations	30,925	29,503
Income from Discontinued Operations, net of tax of $2,799 at November 30, 2007 and $2,450 at November 30, 2006	147	4,064

Net Income	$31,072	$33,567

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.74	$0.70
Basic Earnings per Share from Discontinued Operations	0.00	0.10

Basic Earnings per Share	$0.74	$0.80

Basic Weighted Average Number of Shares Outstanding	41,783	42,204

Diluted Earnings per Share from Continuing Operations	$0.72	$0.68
Diluted Earnings per Share from Discontinued Operations	0.00	0.09

Diluted Earnings per Share	$0.72	$0.77

Diluted Weighted Average Number of Shares Outstanding	42,936	43,732

Dividends Declared per Share	$0.15	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$31,072	$33,567
Less: Income from Discontinued Operations	$147	$4,064

Income from Continuing Operations	$30,925	$29,503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,376	7,862
Excess tax benefits from share-based payments	(610)	(7,814)
(Gain)/Loss on the sale or disposal of property, plant, and equipment	(47)	3
Deferred income taxes	(656)	1,006
Other non-cash items	1,374	1,678
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	11,013	38,692
Inventories	(345)	2,251
Prepayments and other current assets	3,496	(7,834)
Accounts payable	(21,139)	(28,781)
Other current liabilities	(16,407)	3,707
Other	10,384	2,596

Net Cash Provided by Operating Activities	26,364	42,869

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(6,345)	(6,823)
Proceeds from sale of property, plant, and equipment	86	10

Net Cash Used for Investing Activities	(6,259)	(6,813)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(2)	—
Employee stock purchase plan issuances	239	239
Stock options exercised	1,248	12,706
Repurchases of common stock	(93,112)	(29,958)
Excess tax benefits from share-based payments	610	7,814
Dividend received from Zep Inc.	62,500	—
Dividends paid	(6,417)	(6,483)

Net Cash Used for Financing Activities	(34,934)	(15,682)

Cash flows from Discontinued Operations:
Net Cash Provided by (Used for) Operating Activities	799	(5,415)
Net Cash Used for Investing Activities	(410)	(912)
Net Cash Provided by Financing Activities	970	27

Net Cash Provided by (Used for) Discontinued Operations	1,359	(6,300)

Effect of Exchange Rate Changes on Cash	1,505	(1)

Net Change in Cash and Cash Equivalents	(11,965)	14,073
Cash and Cash Equivalents at Beginning of Period	213,674	88,648

Cash and Cash Equivalents at End of Period	$201,709	$102,721

Supplemental Cash Flow Information:
Income taxes paid during the period	$14,751	$2,306
Interest paid during the period	$10,936	$10,391

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is the parent company of Acuity Brands Lighting, Inc. formerly known as Acuity Lighting Group, Inc. and other subsidiaries (collectively referred to herein as “ABL”). ABL designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets.

In preparation for the spin-off of the specialty products business, the Company engaged in an internal restructuring, including a holding company reorganization, during the first quarter of fiscal 2008. As part of the internal restructuring, the business that had previously been conducted as Acuity Specialty Products Group, Inc. was merged into its parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc. (“Zep”). Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of ASP presented as discontinued operations through October 31, 2007. All historical statements have been restated to conform to this presentation. Refer to Note 3 of the Notes to Consolidated Financial Statements.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2007, its consolidated results of operations for the three months ended November 30, 2007 and 2006, and its consolidated cash flows for the three months ended November 30, 2007 and 2006. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2007 (File No. 001-16583) and the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 6, 2007.

The results of operations for the three months ended November 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2008.

2. NEW ACCOUNTING STANDARDS

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations and therefore the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, Acuity Brands does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact that implementation of this guidance will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The Company measures the funded status of its employee benefit plans as of May 31 each year, and does not anticipate the future change in measurement date to August 31 will have a material impact on the Company’s financial statements.

Accounting Standards Adopted in Fiscal 2008

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was therefore effective for the Company in the first quarter of fiscal year 2008. For additional information about the impact of FIN 48 on the Company’s results of operations and financial position, refer to Note 6 of the Notes to Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after

September 15, 2006, and was therefore effective for the Company in the first quarter of fiscal year 2008. The adoption of SFAS No. 155 did not have a material impact on the Company’s results of operations.

3. DISCONTINUED OPERATIONS

Acuity Brands completed the Spin-off on October 31, 2007. The Company distributed all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the specialty products business’ net assets, results of operations, and cash flows presented as discontinued operations through the effective date of the distribution, October 31, 2007. All historical statements have been restated to conform to this presentation.

Summarized financial information for discontinued operations is as follows:

August 31, 2007
Cash and cash equivalents	$9,142
Accounts receivable, net	93,102
Inventories	45,534
Other current assets	10,404

Current Assets related to Discontinued Operations	$158,182

Property, Plant & Equipment	51,727
Goodwill and Other Intangibles	31,982
Other Long-Term Assets	6,274

Long-Term Assets related to Discontinued Operations	89,983

Current maturities of long-term debt	(296)
Accounts payable	(36,774)
Other accrued liabilities	(47,565)

Current Liabilities related to Discontinued Operations	(84,635)

Long-Term Debt, less current maturities	(7,150)
Other Long-Term Liabilities	(12,174)

Long-Term Liabilities related to Discontinued Operations	(19,324)

Accumulated Other Comprehensive Income Items	(13,316)

Net Assets related to Discontinued Operations	$130,890

A summary of the operating results for the discontinued operations through the date of the Spin-off is as follows:

	September 1 – October 31, 2007	September 1 – November 30, 2006
Net Sales	$97,755	$136,871

Income before Provision for Income Taxes	$2,946	$6,514
Provision for Income Taxes	2,799	2,450

Net Income from Discontinued Operations	$147	$4,064

In conjunction with the Spin-off, the Company and Zep Inc. entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Pursuant to the distribution agreement, Zep drew on its financing arrangements and paid a $62.5 million dividend to the Company, which is subject to adjustment based on the actual cash flow performance of Zep prior to the Spin-off. The Company estimates a dividend adjustment of approximately $4.0 million payable to Zep. Information regarding guarantees and indemnities related to the Spin-off are included in Note 10 – Commitments and Contingencies.

4. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks which are amortized over their estimated useful lives of 30 years. Other acquired definite lived intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years and the estimated profit in acquired backlog of Mark Lighting Fixture Company, Inc. (“Mark Lighting”) that was amortized over approximately three months. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $1.2 million and $0.8 million related to intangible assets with finite lives during the three months ended November 30, 2007 and 2006, respectively. The increase in amortization expense is primarily due to the estimated profit in acquired backlog of Mark Lighting in the amount of $0.4 million, which was fully amortized during the first quarter of fiscal 2008. Excluding this increase in fiscal year 2008 due to the estimated profit in acquired backlog of Mark Lighting, amortization expense is not anticipated to fluctuate materially during the next five years.

The Company tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods, and the carrying value of goodwill in the current period was adjusted only for the effect of foreign currency translation.

5. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2007	August 31, 2007
Raw materials and supplies	$55,194	$56,954
Work in process	12,454	12,744
Finished goods	89,303	86,400

	156,951	156,098
Less: Reserves	(10,070)	(9,562)

	$146,881	$146,536

6. INCOME TAXES

As described in Note 2 of the Notes to Consolidated Financial Statements, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on September 1, 2007. The cumulative effect of adopting FIN 48 was approximately $0.5 million and was charged to retained earnings. The amount of gross unrecognized tax benefits as of the date of the adoption was approximately $7.8 million of which approximately $6.4 million, if recognized, would affect the effective tax rate. In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $1.4 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or for foreign income tax examinations before 2003. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

7. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2007 and 2006:

	Three Months Ended November 30
	2007	2006
Basic earnings per share from continuing operations:
Income from continuing operations	$30,925	$29,503
Basic weighted average shares outstanding	41,783	42,204

Basic earnings per share from continuing operations	$0.74	$0.70

Diluted earnings per share from continuing operations:
Income from continuing operations	$30,925	$29,503
Basic weighted average shares outstanding	41,783	42,204
Common stock equivalents (stock options and restricted stock)	1,153	1,528

Diluted weighted average shares outstanding	42,936	43,732

Diluted earnings per share from continuing operations	$0.72	$0.68

Basic earnings per share from discontinued operations:
Income from discontinued operations	$147	$4,064
Basic weighted average shares outstanding	41,783	42,204

Basic earnings per share from discontinued operations	$0.00	$0.10

Diluted earnings per share:
Income from discontinued operations	$147	$4,064
Basic weighted average shares outstanding	41,783	42,204
Common stock equivalents (stock options and restricted stock)	1,153	1,528

Diluted weighted average shares outstanding	42,936	43,732

Diluted earnings per share from discontinued operations	$0.00	$0.09

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

	Three Months Ended November 30
	2007	2006
Income from Continuing Operations	$30,925	$29,503
Foreign currency translation adjustments	(4,228)	(999)

Comprehensive income from continuing operations	$26,697	$28,504

Foreign currency translation adjustments for the three months ended November 30, 2007 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and the Euro. In addition to changes noted above, the balance in Accumulated Other Comprehensive Income was reduced by approximately $13.3 million for currency translation adjustments related to the specialty products business as a result of the Spin-off.

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As disclosed in the Annual Report on Form 10-K, the Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off of Zep Inc. The Receivables Facility is for a one-year period with similar terms and conditions as the previous receivables facility. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. The commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances.

On October 19, 2007, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200.0 million revolving credit facility scheduled to mature in January 2009. The Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The new Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2007 under the Revolving Credit Facility. At November 30, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

The Company’s Receivables Facility contains a “Material Adverse Effect” provision. Generally, if the Company were to experience an event causing a material adverse effect on the Company’s financial condition, operations, or properties, as defined in the Receivables Facility, additional future borrowings under the facility could be denied and payments on outstanding borrowings could be accelerated. The Revolving Credit Facility does not contain a “Material Adverse Effect” provision.

At November 30, 2007, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At November 30, 2007, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

The Company’s long-term debt is primarily comprised of fixed income securities consisting of $360.0 million in publicly traded notes that are scheduled to mature in 2009 and 2010. Additionally, the Company maintains approximately $4.0 million in a tax-exempt industrial revenue bond that matures in 2021. Further discussion of Acuity Brands’ long-term debt is included within Note 4 of the Notes to Consolidated Financial Statements within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense from continuing operations increased due primarily to short-term borrowings during the first two months of fiscal 2008 incurred to finance common stock repurchases and interest associated with the settlement of a tax-related matter. Short-term borrowings used to finance stock repurchases were paid-off with proceeds from the $62.5 million dividend from Zep Inc. Interest expense, net related to discontinued operations was $0.3 million and $0.1 million for the three months ended November 30, 2007 and 2006, respectively.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30
	2007	2006
Interest expense for continuing operations	$9,077	$8,586
Interest income for continuing operations	(2,084)	(519)

Interest expense, net	$6,993	$8,067

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

Under the Compliance Agreement entered into with the Environmental Protection Agency by the specialty products business in connection with the resolution in 2007 of certain environmental issues at its primary manufacturing facility, Acuity Brands was required to maintain an enhanced compliance program with respect to the specialty products business. However, effective upon the Spin-off, Zep Inc. (“Zep”) was substituted for Acuity Brands in the Compliance Agreement and Acuity Brands has no further obligations thereunder.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common for the Company to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of a business are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or cash flow.

In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and Zep entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with Zep after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify Zep for liabilities related to the businesses that comprise Acuity Brands. The tax disaffiliation agreement provides that Acuity Brands will indemnify Zep for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of Zep for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.

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

In October 2007, the Company received information indicating that connections between the back-up battery and the wire connector to the circuit board in certain of its emergency lighting fixtures might be loose and might cause affected units to not remain illuminated for the full specified period when operating in emergency mode. The batteries and fixtures at issue are sourced from other parties, and the Company is working with those parties to determine whether any product recall or other corrective action will be required. At November 30, 2007, the Company had an accrued liability of $0.9 million with respect to this issue and is pursuing the recovery of costs associated with this issue from the outside supplier. At this time, the Company does not anticipate that future costs associated with this issue will be material.

The changes in product warranty and recall reserves during the three months ended November 30, 2007 are summarized as follows:

Balance at August 31, 2007	$4,393
Adjustments to the warranty and recall reserve	978
Payments made during the period	(1,088)

Balance at November 30, 2007	$4,283

11. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The Company recorded $2.8 million and $3.4 million of share-based expense for the three months ended November 30, 2007 and 2006, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the Special Charge (See note 13 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 million and $7.7 million for the three months ended November 30, 2007 and 2006, respectively.

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

Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2007 and 2006 included the following components:

	Three Months Ended November 30
	2007	2006
Service cost	$721	$623
Interest cost	2,100	2,004
Expected return on plan assets	(2,579)	(2,204)
Amortization of prior service cost	6	7
Amortization of transitional asset	—	—
Recognized actuarial loss	313	407

Net periodic pension cost	$561	$837

13. SPECIAL CHARGES

As has already been disclosed, certain corporate costs previously incurred by Acuity Brands will be eliminated, as a result of the Spin-off. Additionally, the Company intends to streamline and simplify its operations. In the quarter ended November 30, 2007, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share (including $0.8 million pre-tax related to share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees) related to these planned actions to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the estimated costs associated with the early termination of certain leases.

On February 22, 2005, the Company announced actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, the Company previously recorded a pre-tax charge of $23.0 million to reflect the costs associated with the elimination of approximately 1,100 positions worldwide. This number is comprised of approximately 500 hourly and 600 salaried personnel. This Company-wide streamlining effort included facility consolidations and process improvement initiatives and involved ABL, the specialty products business, and the corporate office. The charges included severance and related employee benefits.

The changes in the reserves related to these programs (included in Accrued compensation on the Consolidated Balance Sheets) during the three months ended November 30, 2007 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2007	$1,348	$—
Special charge	12,188	2,450
Transfer of liability to Zep Inc.	(432)	—
Payments made during the period	(744)	—

Balance as of November 30, 2007	$12,360	$2,450

14. ACQUISITIONS

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Lighting. Mark Lighting, located in Edison, New Jersey, is a specification-oriented manufacturer of high-quality lighting products. The acquisition gives the Company a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the Company’s sales and marketing office in New York City. Mark Lighting, which had fiscal 2006 sales of over $22 million, will continue operations in its existing facility, focusing on key customers and competencies. Mark Lighting contributed $6.0 million to the Company’s net sales during the first quarter of fiscal 2008. The operating results of Mark Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Mark Lighting’s acquired assets and liabilities. Accordingly, the related amounts reflected in the Company’s financial statements are preliminary; including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Lighting does not represent a material acquisition as defined by that pronouncement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) and its subsidiaries for the three-month periods ended November 30, 2007 and 2006. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on October 30, 2007, and the current report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2007, for additional information regarding the Company.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as “ABL”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 7,000 people worldwide.

ABL designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. ABL is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. ABL operates 23 factories and distribution facilities along with seven warehouses to serve its extensive customer base.

In preparation for the spin-off of the specialty products business, the Company engaged in an internal restructuring, including a holding company reorganization, during the first quarter of fiscal 2008. As part of the internal restructuring, the business that had previously been conducted as Acuity Specialty Products Group, Inc. was merged into its parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc. (“Zep”). Acuity Brands completed the spin-off (the “Spin-off”) of its specialty products business on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations through the effective date of the distribution, October 31, 2007. All historical statements have been restated to conform to this presentation.

Liquidity and Capital Resources

Principle sources of liquidity for the Company are operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and access certain capital markets, including banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 8.1 million had been repurchased at November 30, 2007. The Company currently expects to invest approximately $35.0 to $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008, of which $6.3 million has already been invested. The Company expects to contribute approximately $3.4 million during fiscal year 2008 to fund its defined benefit plans.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the three months ended November 30, 2007, the Company received $1.5 million in cash from stock issuances in connection with stock option exercises and a cash dividend from Zep Inc. of $62.5 million as part of the Spin-off. These receipts were more than offset by returns to shareholders during the quarter in the form of repurchases of the Company’s common stock of $93.1 million and the payment of $6.4 million in dividends. The Company’s available cash position at November 30, 2007 was $201.7 million, a decrease of $12.0 million from August 31, 2007. The decrease in the Company’s available cash position was due primarily to the repurchase of stock, dividends paid and capital investments partially offset by the contribution from operating activities discussed below, the dividend received from Zep Inc., and the proceeds from the exercise of stock options.

The Company generated $26.4 million of net cash provided by operating activities from continuing operations during the first three months of fiscal year 2008 compared with $42.9 million generated in the prior-year period, a decrease of $16.5 million or 38.5%. Net cash provided by operating activities declined due primarily to the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and decreased accrued liabilities. Operating working capital increased due primarily to a reduction in accounts payable partially offset by a reduction in accounts receivable, both driven by lower seasonal volume. Operating working capital increased by approximately $10.4 million to $242.1 million at November 30, 2007 from $231.7 million at August 31, 2007. The decrease in accrued liabilities is due in part to payments under the Company’s variable incentive plans. This decline was partially offset by higher net income and decreases in prepayments and other current assets.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $6.3 million and $6.8 million in the first three months of fiscal year 2008 and 2007, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest between $35.0 million and $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of November 30, 2007, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. As of November 30, 2007, total debt outstanding of $363.9 million remained substantially unchanged from August 31, 2007 and consisted primarily of long-term, fixed-rate obligations.

The Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off. The Receivables Facility is for a one-year period with similar terms and conditions as the previous receivables facility. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. Commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances.

On October 19, 2007, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200.0 million revolving credit facility scheduled to mature in January 2009. The Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2007 under the Revolving Credit Facility. At November 30, 2007, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below. See Note 9 of the Notes to Consolidated Financial Statements.

During the first three months of fiscal year 2008, the Company’s consolidated stockholders’ equity decreased $145.8 million to $526.2 million at November 30, 2007 from $672.0 million at August 31, 2007. The decrease was due primarily to the distribution of Zep Inc., the repurchase of outstanding common stock and the payment of dividends, partially offset by net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 40.9% and 35.1% at November 30, 2007 and August 31, 2007, respectively.

The ratio of debt, net of cash, to total capitalization, net of cash, was 23.6% at November 30, 2007 and 18.3% at August 31, 2007.

Dividends

The Company paid cash dividends on common stock of $6.4 million ($0.15 per share) during the first three months of fiscal year 2008 compared with $6.5 million ($0.15 per share) during the first three months of fiscal year 2007. The Company currently plans to pay quarterly dividends at an initial annual rate of $0.52 per share following the Spin-off; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the three months ended November 30, 2007 with the three months ended November 30, 2006:

(in millions)	Three Months Ended November 30,		Percent Change
	2007 *	2006
Net Sales	$508.9	$477.6	6.6%
Gross Profit	203.2	180.5	12.6%
Percent of net sales	39.9%	37.8%
Operating Profit	54.9	53.5	2.6%
Percent of net sales	10.9%	11.2%
Income before Provision for Taxes	48.2	45.2	6.6%
Percent of net sales	9.5%	9.5%
Income from Continuing Operations	$30.9	$29.5	4.7%

*	Operating profit for the three months ended November 30, 2007 includes a special pre-tax charge of $14.6 million ($9.1 million after-tax) for estimated costs related to actions the Company intends to take to simplify and streamline its operations as a result of the Spin-off.

Results from Continuing Operations

Net sales were $508.9 million for the three months ended November 30, 2007 compared with $477.6 million reported in the prior-year period, an increase of $31.3 million, or 6.6%. For the three months ended November 30, 2007, the Company reported income from continuing operations of $30.9 million (including a $9.1 million special charge for estimated costs the Company intends to incur to simplify and streamline its operations as a result of the Spin-off) compared with $29.5 million earned for the three months ended November 30, 2006. Diluted earnings per share from continuing operations were $0.72 (including $0.21 related to the special charge) for the first quarter of 2008 as compared with $0.68 reported for the first quarter of 2007, an increase of 5.9%.

Net Sales

The growth in net sales was due primarily to favorable pricing and enhanced mix of products sold, greater volume of shipments, and benefits from foreign currency fluctuation. The Company estimates that improved pricing and an enhanced mix of products sold accounted for approximately two-thirds of the increase in net sales. The Company further estimates that greater volume of shipments of products serving the non-residential construction market accounts for approximately one-third of the increase, partially offset by a decline in the volume of shipments for products serving the residential construction market. Favorable fluctuation in foreign currency exchange rates contributed $5.1 million to the increase in net sales in the first quarter of fiscal 2008. The Mark Lighting Fixture Company, Inc. (“Mark Lighting”) business, acquired in the fourth quarter of fiscal 2007, contributed $6.0 million in sales in the first quarter of fiscal 2008, included in the volume increase noted above. The Company’s sales and profitability continue to benefit from a disciplined approach to pricing and a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features, such as more energy efficiency and an improved lighting experience.

Gross Profit

(in millions)	Three Months Ended November 30,		Increase	Percent Change
	2007	2006
Net Sales	$508.9	$477.6	$31.3	6.6%
Cost of Products Sold	305.7	297.1	8.6	2.9%
Percent of net sales	60.1%	62.2%
Gross Profit	$203.2	$180.5	$22.7	12.6%
Percent of net sales	39.9%	37.8%

Gross profit margins increased 210 basis points to 39.9% of net sales for the three months ended November 30, 2007 from 37.8% reported for the prior-year period. Gross profit increased $22.7 million, or 12.6% to $203.2 million for the three months ended November 30, 2007 compared with $180.5 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, a greater mix of higher-margin products sold, incremental margins on overall volume growth, and the contribution of Mark Lighting. In addition, benefits from programs to improve productivity, delivery performance, and quality contributed to the increased profitability. These gains more than offset increases in raw materials and component costs as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

(in millions)	Three Months Ended November 30,		Increase	Percent Change
	2007	2006
Gross Profit	$203.2	$180.5	$22.7	12.6%
Percent of net sales	39.9%	37.8%
Selling, Distribution, and Administrative Expenses	133.6	126.9	6.7	5.3%
Special Charge	14.6	—	14.6	100%
Operating Profit	$54.9	$53.5	$1.4	2.6%
Percent of net sales	10.8%	11.2%

Selling, distribution, and administrative expenses (“SD&A expenses”) were $133.6 million for the three months ended November 30, 2007 compared with $126.9 million in the prior-year period, which represented an increase of $6.7 million. The increase in SD&A expenses was due primarily to higher commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, of $4.4 million in the first quarter of fiscal 2008 from the prior-year period. SD&A expenses were also negatively affected by merit based and inflationary wage increases as well as an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates. The increase was partially offset by lower expenses for the Company’s incentive and share-based compensation plans and other general and administrative costs due to cost containment programs.

Gross profit less SD&A expenses was $69.6 million in the first quarter of 2008 compared with $53.5 million in the prior-year period, which represented an increase of $16.1 million, or 30.1%. The increase was due to gross profit improvements partially offset by increased SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

As part of the Company’s initiative to streamline and simplify operations, largely in connection with actions related to the Spin-off, the Company recorded a pre-tax charge of $14.6 million to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases. See the Outlook section for expected savings from these actions.

Operating profit was $54.9 million (10.8% of net sales) for the three months ended November 30, 2007 compared with $53.5 million (11.2% of net sales) reported for the prior-year period, an increase of $1.4 million, or 2.6%. Operating profit margin declined 40 basis points to 10.8% compared with 11.2% in the year ago period. The decrease in operating profit margin in the first quarter of fiscal 2008 compared with the prior-year period was due to the special charge (2.9% of net sales) partially offset by the increase in gross profit. While operating costs in total increased during the first quarter of fiscal 2008 compared with the prior-year period, SD&A expenses as a percentage of net sales declined 30 basis points to 26.3% from 26.6% in the prior-year period.

Income from Continuing Operations Before Provision for Taxes

(in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2007	2006
Operating Profit	$54.9	$53.5	$1.4	2.6%
Percent of net sales	10.8%	11.2%
Other Expense (Income)
Interest Expense, net	7.0	8.1	(1.1)	(13.5)%
Miscellaneous Expense (Income)	(0.3)	0.2	(0.5)	(250.0)%

Total Other Expense	6.7	8.3	(1.6)	(19.3)%
Income from Continuing Operations before Provision for Taxes	$48.2	$45.2	$3.0	6.6%
Percent of net sales	9.5%	9.5%

Other expense for Acuity Brands consists primarily of interest expense. Interest expense, net, was $7.0 million and $8.1 million for the three months ended November 30, 2007 and 2006, respectively. Interest expense, net, decreased 13.5% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due primarily to greater interest income earned on higher invested cash balances.

Provision for Income Taxes and Income from Continuing Operations

(in millions)	Three Months Ended November 30,		Increase	Percent Change
	2007	2006
Income from Continuing Operations before Provision for Taxes	$48.2	$45.2	$3.0	6.6%
Percent of net sales	9.5%	9.5%
Provision for Income Taxes	17.3	15.7	1.6	10.2%
Effective tax rate	35.9%	34.7%
Income from Continuing Operations	$30.9	$29.5	$1.4	4.7%

Income from continuing operations for the first quarter of fiscal 2008 increased $1.4 million to $30.9 million (including $9.1 million for the special charge) from $29.5 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 35.9% and 34.7% for the three months ended November 30, 2007 and 2006, respectively. The current period tax rate was adversely affected by increased income in jurisdictions with higher rates. In addition, the first quarter of fiscal 2007 benefited from a discrete item that did not recur in the first quarter of fiscal 2008. The Company estimates that the effective tax rate for the year will be approximately 35.5%.

Results from Discontinued Operations and Net Income

(in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2007	2006
Income from Continuing Operations	$30.9	$29.5	$1.4	4.7%
Income from Discontinued Operations, net of tax	0.1	4.1	(4.0)	(97.6)%
Net Income	$31.1	$33.6	$(2.5)	(7.4)%

Income from discontinued operations for the first quarter of fiscal 2008 was $0.1 million, a decrease of $4.0 million from the prior-year period. The decrease was due primarily to the contribution of only two months of operating results in the first quarter of fiscal 2008 rather than a full quarter’s results in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off. Net income for the first quarter of fiscal 2008 decreased $2.5 million to $31.1 million from $33.6 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from discontinued operations.

Outlook

Acuity Brands produced record quarterly results from continuing operations (excluding the special charge) for the first quarter. The strong first quarter performance reflects the benefits from programs implemented to create greater value for customers, to invest in associates to be more customer-focused and productive, and to more effectively deploy assets to generate greater returns for stakeholders.

While the Company anticipates the second quarter will be challenging due primarily to normal seasonal factors including inconsistent customer demand and the potential for inventory rebalancing by certain customers and the other economic factors described below, the Company believes that consolidated first quarter results support positive performance expectations for 2008. Backlog at the end of the first quarter was $171 million, a 7 percent increase over the prior year, and incoming order rates for lighting fixtures, while sometimes inconsistent, continue to be encouraging.

Overall, the Company remains positive about its performance for the remainder of fiscal 2008. Certain key markets are experiencing economic headwinds that will influence demand. The Company will continue to focus on driving profitable growth by providing customers with superior value through ongoing programs to enhance service, improve product quality, and accelerate the introduction of new, innovative and energy-efficient products and services, while maintaining a disciplined approach to pricing. In addition, results going forward should benefit from previous price increases and ongoing initiatives to improve productivity and contain costs, including expected savings from the special charge taken this quarter. The Company expects to realize annual cost savings of $14 million as a result of the actions related to the special charge. While the Company expects to realize the benefits from a more simplified organization throughout the remainder of fiscal 2008, the full benefits are expected to be realized beginning in the first quarter of fiscal 2009. Based on current order rates and third-party projections of construction activity, the Company also anticipates continued positive unit volume growth in key areas of the non-residential construction market through the remainder of the fiscal year.

While the Company is positive about future prospects, the Company does face challenges in 2008. Management continues to monitor economic factors such as costs for energy, raw materials and components; the uncertainty caused by the potential for more strict lending standards for commercial projects; the potential for a slowing U.S. economy, which could impact the pace of growth in non-residential construction; the potential economic repercussions that could result from instability caused by worldwide political events; the risk for changes in competitive pricing dynamics; and the impact of the significant decline in the residential housing market. However, all this notwithstanding, the Company believes that it is well positioned to continue to prosper in this environment. The Company is focused on expanding its industry-leading, energy-efficient product portfolio, providing its customers with unparalleled service, and improving company-wide productivity. As such, the Company expects to meet or exceed its longer-term financial goals including operating margin expansion, earnings growth, and cash flow generation.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K for the year ended August 31, 2007.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of net cash provided by operating activities; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding foreseen improvement initiatives, repaying borrowings as currently scheduled, paying quarterly stockholder dividends as currently anticipated, making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors; (c) the planned spending of approximately $35.0 to $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008; (d) the expected contribution by the Company to fund its defined benefit plans; (e) the Company’s expectation that future product recall costs associated with potentially faulty connections between the back-up battery and wire connectors to the circuit board in certain of its emergency lighting fixtures will not be material; (f) optimism concerning performance in the remainder of fiscal year 2008 which the Company expects will benefit from favorable demand that is anticipated in the non-residential lighting market, from the Company’s many continuous improvement efforts to enhance service to its customers and improve productivity, from the introduction of new innovative and energy-efficient products and services, and from the Company’s pricing initiatives; and (g) the belief that conditions existing within the non-residential construction market will remain positive through the remainder of the fiscal year.

The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, which is incorporated herein by reference.

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

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2007. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. Information set forth in this report’s Note 10 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2007, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 10 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended November 30, 2007:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/01/07 – 09/30/07	700,000	$50.79	700,000	1,291,400
10/01/07 – 10/31/07	480,000	$50.63	480,000	2,811,400
11/01/07 – 11/30/07	880,000	$36.84	880,000	1,931,400

Total	2,060,000	$44.79	2,060,000	1,931,400

(1)	On October 31, 2007, the Company received authorization from the Board of Directors for the repurchase of up to an additional two million shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Company has purchased all shares authorized for repurchase under the program.

Subsequent to November 30, 2007 through January 4, 2008, the Company repurchased an additional 390,000 shares at an average price of $42.24 under a 10b5-1 plan. The maximum number of shares that may yet be purchased under the program equals 1.5 million shares.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 26).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 8, 2008	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 8, 2008	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Holdings, Inc., dated September 25, 2007.		Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii) A	(1)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Filed with the Commission as part of this Form 10-Q.

	(2)	Long-Term Incentive Plan Rules for Executive Officers for Fiscal Year 2008.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

	(3)	Management Compensation and Incentive Plan Rules for Executive Officers for Fiscal Year 2008.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.