Form 10-Q
period 2008-02-29
ACUITY BRANDS INC
filed 2008-04-03
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock—$0.01 Par Value – 40,602,289 shares as of March 31, 2008.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 29, 2008	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$185,066	$213,674
Accounts receivable, less reserve for doubtful accounts of $1,613 at February 29, 2008 and $1,361 at August 31, 2007	270,770	295,544
Inventories	146,650	146,536
Deferred income taxes	21,693	14,773
Prepayments and other current assets	34,775	38,853
Current assets related to discontinued operations	—	158,182

Total Current Assets	658,954	867,562

Property, Plant, and Equipment, at cost:
Land	9,407	9,286
Buildings and leasehold improvements	125,630	121,327
Machinery and equipment	324,961	314,030

Total Property, Plant, and Equipment	459,998	444,643
Less - Accumulated depreciation and amortization	296,621	282,632

Property, Plant, and Equipment, net	163,377	162,011

Other Assets:
Goodwill	354,109	352,945
Intangible assets	117,196	118,774
Deferred income taxes	3,783	1,731
Defined benefit plan intangible assets	2,587	2,587
Other long-term assets	13,768	22,274
Long-term assets related to discontinued operations	—	89,983

Total Other Assets	491,443	588,294

Total Assets	$1,313,774	$1,617,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$159,962	$—
Accounts payable	179,223	210,402
Accrued compensation	49,335	64,147
Accrued pension liabilities, current	1,268	1,268
Other accrued liabilities	94,503	109,944
Current liabilities related to discontinued operations	—	84,635

Total Current Liabilities	484,291	470,396
Long-Term Debt	203,945	363,877

Accrued Pension Liabilities, less current portion	21,667	22,043

Deferred Income Taxes	25,256	17,437

Self-Insurance Reserves, less current portion	9,738	8,657

Other Long-Term Liabilities	42,162	44,167

Long-Term Liabilities related to discontinued operations	—	19,324

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,591,452 issued and 40,708,152 outstanding at February 29, 2008; and 49,323,225 issued and 43,314,625 outstanding at August 31, 2007	496	493
Paid-in capital	619,723	611,701
Retained earnings	293,863	313,850
Accumulated other comprehensive loss	(16,251)	(9,513)
Treasury stock, at cost, 8,883,300 shares at February 29, 2008 and 6,008,600 at August 31, 2007	(371,116)	(244,565)

Total Stockholders’ Equity	526,715	671,966

Total Liabilities and Stockholders’ Equity	$1,313,774	$1,617,867

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 29, 2008	FEBRUARY 28, 2007	FEBRUARY 29, 2008	FEBRUARY 28, 2007
Net Sales	$482,584	$444,334	$991,449	$921,951
Cost of Products Sold	290,548	279,273	596,224	576,440

Gross Profit	192,036	165,061	395,225	345,511
Selling, Distribution, and Administrative Expenses	131,307	125,375	264,952	252,313
Special Charge	—	—	14,638	—

Operating Profit	60,729	39,686	115,635	93,198
Other Expense (Income):
Interest expense, net	7,107	7,783	14,101	15,850
Miscellaneous expense (income), net	192	(59)	(116)	198

Total Other Expense	7,299	7,724	13,985	16,048

Income from Continuing Operations before Provision for Income Taxes	53,430	31,962	101,650	77,150
Provision for Income Taxes	19,286	9,959	36,581	25,644

Income from Continuing Operations	34,144	22,003	65,069	51,506
Income from Discontinued Operations	—	2,355	147	6,419

Net Income	$34,144	$24,358	$65,216	$57,925

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.84	$0.52	$1.58	$1.22
Basic Earnings per Share from Discontinued Operations	—	0.05	0.00	0.15

Basic Earnings per Share	$0.84	$0.57	$1.58	$1.37

Basic Weighted Average Number of Shares Outstanding	40,446	42,544	41,164	42,308

Diluted Earnings per Share from Continuing Operations	$0.82	$0.50	$1.54	$1.18
Diluted Earnings per Share from Discontinued Operations	—	0.05	0.00	0.15

Diluted Earnings per Share	$0.82	$0.55	$1.55	$1.32

Diluted Weighted Average Number of Shares Outstanding	41,475	43,911	42,124	43,771

Dividends Declared per Share	$0.13	$0.15	$0.28	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED
	FEBRUARY 29, 2008	FEBRUARY 28, 2007
Cash Provided by (Used for) Operating Activities:
Net income	$65,216	$57,925
Less: Income from Discontinued Operations	147	6,419

Income from Continuing Operations	65,069	51,506
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,592	15,708
Excess tax benefits from share-based payments	(4,194)	(12,271)
(Gain)/Loss on the sale or disposal of property, plant, and equipment	(16)	2
Deferred income taxes	(1,153)	3,474
Other non-cash items	512	2,731
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	24,774	38,335
Inventories	(114)	3,802
Prepayments and other current assets	4,078	(9,945)
Accounts payable	(31,179)	(23,590)
Other current liabilities	(27,710)	(10,256)
Other	8,912	5,393

Net Cash Provided by Operating Activities	55,571	64,889

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(14,612)	(13,956)
Proceeds from sale of property, plant, and equipment	95	11

Net Cash Used for Investing Activities	(14,517)	(13,945)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(4)	—
Employee stock purchase plan issuances	316	413
Stock options exercised	2,654	20,435
Repurchases of common stock	(130,686)	(29,958)
Excess tax benefits from share-based payments	4,194	12,271
Dividend received from Zep Inc.	62,500	—
Dividends paid	(11,786)	(13,014)

Net Cash Used for Financing Activities	(72,812)	(9,853)

Cash flows from Discontinued Operations:
Net Cash Provided by Operating Activities	799	1,909
Net Cash Used for Investing Activities	(410)	(1,999)
Net Cash Provided by (Used for) Financing Activities	970	(273)

Net Cash Provided by (Used for) Discontinued Operations	1,359	(363)

Effect of Exchange Rate Changes on Cash	1,791	(397)

Net Change in Cash and Cash Equivalents	(28,608)	40,331
Cash and Cash Equivalents at Beginning of Period	213,674	80,520

Cash and Cash Equivalents at End of Period	$185,066	$120,851

Supplemental Cash Flow Information:
Income taxes paid during the period	$52,566	$28,785
Interest paid during the period	$17,749	$17,716

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

Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations through October 31, 2007. All historical statements have been restated to conform to this presentation. Refer to Note 2 - Discontinued Operations.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 29, 2008, its consolidated results of operations for the three and six months ended February 29, 2008 and February 28, 2007, and its consolidated cash flows for the six months ended February 29, 2008 and February 28, 2007. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2007 (File No. 001-16583) and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007.

The results of operations for the six months ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2008.

2. DISCONTINUED OPERATIONS

As described in Note 1 – Description of Business and Basis of Presentation, the Company completed the Spin-off of the specialty products business on October 31, 2007. Summarized financial information for discontinued operations relating to the specialty products business is as follows:

August 31, 2007
Cash and cash equivalents	$9,142
Accounts receivable, net	93,102
Inventories	45,534
Other current assets	10,404

Current Assets related to Discontinued Operations	158,182
Property, Plant & Equipment	51,727
Goodwill and Other Intangibles	31,982
Other Long-Term Assets	6,274

Long-Term Assets related to Discontinued Operations	89,983
Current maturities of long-term debt	(296)
Accounts payable	(36,774)
Other accrued liabilities	(47,565)

Current Liabilities related to Discontinued Operations	(84,635)
Long-Term Debt, less current maturities	(7,150)
Other Long-Term Liabilities	(12,174)

Long-Term Liabilities related to Discontinued Operations	(19,324)
Accumulated Other Comprehensive Income Items	(13,316)

Net Assets related to Discontinued Operations	$130,890

A summary of the operating results for the discontinued operations through the date of the Spin-off is as follows:

	September 1 – October 31, 2007	September 1, 2006 – February 28, 2007
Net Sales	$97,755	$267,921

Income before Provision for Income Taxes	$2,946	$11,728
Provision for Income Taxes	2,799	5,309

Net Income from Discontinued Operations	$147	$6,419

In conjunction with the Spin-off, the Company and Zep Inc. entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Pursuant to the distribution agreement, Zep drew on its financing arrangements and paid a $62.5 million dividend to the Company, which is subject to adjustment based on the actual cash flow performance of Zep prior to the Spin-off. The Company estimates a dividend adjustment of approximately $4 million plus interest payable to Zep. Information regarding guarantees and indemnities related to the Spin-off are included in Note 9 – Commitments and Contingencies.

3. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands has acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks, which are amortized over their estimated useful lives of 30 years. Other acquired definite lived intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years and the estimated profit in acquired backlog of Mark Lighting Fixture Company, Inc. (“Mark Architectural Lighting”) that was amortized over approximately three months. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $1.9 million and $1.6 million related to intangible assets with finite lives during the six months ended February 29, 2008 and February 28, 2007, respectively. The increase in amortization expense is primarily due to the estimated profit in acquired backlog of Mark Architectural Lighting in the amount of $0.4 million, which was fully amortized during the first quarter of fiscal 2008. Excluding this increase in fiscal year 2008 due to the estimated profit in acquired backlog of Mark Architectural Lighting, amortization expense is not anticipated to fluctuate materially during the next five years.

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

4. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 29, 2008	August 31, 2007
Raw materials and supplies	$54,982	$56,954
Work in process	13,413	12,744
Finished goods	89,894	86,400

	158,289	156,098
Less: Reserves	(11,639)	(9,562)

	$146,650	$146,536

5. INCOME TAXES

As described in Note 14 - New Accounting Standards, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on September 1, 2007. The cumulative effect of adopting FIN 48 was not material. The amount of gross unrecognized tax benefits as of the date of the adoption was approximately $7.8 million of which approximately $6.4 million, if recognized, would affect the effective tax rate. The gross amount of unrecognized tax benefits as of February 29, 2008 totaled $7.4 million, which includes $6.1 million of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2004 or for foreign income tax examinations before 2003. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and six months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Basic earnings per share from continuing operations:
Income from continuing operations	$34,144	$22,003	$65,069	$51,506
Basic weighted average shares outstanding	40,446	42,544	41,164	42,308

Basic earnings per share from continuing operations	$0.84	$0.52	$1.58	$1.22

Diluted earnings per share from continuing operations:
Income from continuing operations	$34,144	$22,003	$65,069	$51,506
Basic weighted average shares outstanding	40,446	42,544	41,164	42,308
Common stock equivalents (stock options and restricted stock)	1,029	1,367	960	1,463

Diluted weighted average shares outstanding	41,475	43,911	42,124	43,771

Diluted earnings per share from continuing operations	$0.82	$0.50	$1.54	$1.18

Basic earnings per share from discontinued operations:
Income from discontinued operations	$—	$2,355	$147	$6,419
Basic weighted average shares outstanding	40,446	42,544	41,164	42,308

Basic earnings per share from discontinued operations	$—	$0.05	$0.00	$0.15

Diluted earnings per share:
Income from discontinued operations	$—	$2,355	$147	$6,419
Basic weighted average shares outstanding	40,446	42,544	41,164	42,308
Common stock equivalents (stock options and restricted stock)	1,029	1,367	960	1,463

Diluted weighted average shares outstanding	41,475	43,911	42,124	43,771

Diluted earnings per share from discontinued operations	$—	$0.05	$0.00	$0.15

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

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Income from Continuing Operations	$34,144	$22,003	$65,069	$51,506
Foreign currency translation adjustments	2,350	(655)	6,578	344

Comprehensive income from continuing operations	$36,494	$21,348	$71,647	$51,850

Foreign currency translation adjustments for the three and six months ended February 29, 2008 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and the Euro. In addition to changes noted above, the balance in Accumulated Other Comprehensive Income was reduced by approximately $13.3 million for currency translation adjustments related to the specialty products business as a result of the Spin-off.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As disclosed in the Annual Report on Form 10-K, the Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off of Zep Inc. The Receivables Facility is for a one-year period with similar terms and conditions as the previous receivables facility. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. The commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances. No amounts were outstanding under the Receivables Facility at February 29, 2008 and August 31, 2007.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal year 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The new Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 29, 2008 under the Revolving Credit Facility. At February 29, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

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

At February 29, 2008, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At February 29, 2008, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

The Company’s long-term debt is primarily comprised of fixed income securities consisting of $360 million in publicly traded notes that are scheduled to mature in 2009 and 2010. During the second quarter, the Company reclassified $160.0 million related to the publicly traded notes scheduled to mature in 2009 to Current maturities of long-term debt. Additionally, the Company maintains approximately $4.0 million in a tax-exempt industrial revenue bond that matures in 2021. Further discussion of Acuity Brands’ long-term debt is included within Note 4 of the Notes to Consolidated Financial Statements within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense from continuing operations increased due primarily to short-term borrowings during the first two months of fiscal 2008 incurred to finance common stock repurchases. Short-term borrowings used to finance stock repurchases were paid-off with proceeds from the $62.5 million dividend from Zep Inc. Interest expense, net related to discontinued operations was $0.3 million and $0.2 million for the six months ended February 29, 2008 and February 28, 2007, respectively.

The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Interest expense for continuing operations	$8,659	$8,567	$17,737	$17,153
Interest income for continuing operations	(1,552)	(784)	(3,636)	(1,303)

Interest expense, net	$7,107	$7,783	$14,101	$15,850

9. COMMITMENTS AND CONTINGENCIES

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

Under a Compliance Agreement entered into with the Environmental Protection Agency in 2007 by the specialty products business in connection with the resolution in 2007 of certain environmental issues at its primary manufacturing facility, Acuity Brands was required to maintain an enhanced compliance program with respect to the specialty products business. However, effective upon the Spin-off, Zep Inc. was substituted for Acuity Brands in the Compliance Agreement and Acuity Brands has no further obligations thereunder.

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

In October 2007, the Company received information indicating that connections between the back-up battery and the wire connector to the circuit board in certain of its emergency lighting fixtures might be loose and might cause affected units to not remain illuminated for the full specified period when operating in emergency mode. The batteries and fixtures at issue are sourced from other parties, and the Company is working with those parties to determine whether any product recall or other corrective action will be required. During the first quarter of fiscal year 2008, the Company recorded a liability of $0.9 million with respect to this issue and is pursuing the recovery of costs associated with this issue from the outside supplier. At this time, the Company does not anticipate that future costs associated with this issue will be material.

The increase in product warranty and recall reserve is due primarily to reserves for certain specifically identified issues and general warranty costs. The changes in product warranty and recall reserves during the six months ended February 29, 2008 are summarized as follows:

Balance at August 31, 2007	$4,393
Adjustments to the warranty and recall reserve	4,418
Payments made during the period	(2,310)

Balance at February 29, 2008	$6,501

10. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Nonemployee Directors’ Stock Option Plan was frozen effective January 2007. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The Company recorded $3.3 million and $3.4 million of share-based expense for the three months ended February 29, 2008 and February 28, 2007, respectively. The Company recorded $6.1 million and $6.8 million of share-based expense for the six months ended February 29, 2008 and February 28, 2007, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the Special Charge (See Note 12 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.2 million and $12.3 million for the six months ended February 29, 2008 and February 28, 2007, respectively.

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

Net periodic pension cost for the Company’s pension plans during the three and six months ended February 29, 2008 and February 28, 2007 included the following components:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$721	$623	$1,442	$1,246
Interest cost	2,100	2,004	4,200	4,008
Expected return on plan assets	(2,579)	(2,204)	(5,158)	(4,408)
Amortization of prior service cost	6	7	12	14
Recognized actuarial loss	313	407	626	814

Net periodic pension cost	$561	$837	$1,122	$1,674

12. SPECIAL CHARGES

As a result of the Spin-off of Zep , the Company streamlined and simplified its operations, including the elimination of certain corporate costs it previously incurred. In the quarter ended November 30, 2007, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share (including $0.8 million pre-tax related to share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees) related to these planned actions to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the estimated costs associated with the early termination of certain leases.

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

The changes in the reserves related to these programs (included in Accrued compensation on the Consolidated Balance Sheets) during the six months ended February 29, 2008 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2007	$1,348	$—
Special charge	12,188	2,450
Transfer of liability to Zep Inc.	(432)	—
Payments made during the period	(4,978)	(202)

Balance as of February 29, 2008	$8,126	$2,248

13. ACQUISITIONS

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Architectural Lighting. Mark Architectural Lighting, located in Edison, New Jersey, is a specification-oriented manufacturer of high-quality lighting products. The acquisition gives the Company a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the Company’s sales and marketing office in New York City. Mark Architectural Lighting, which had fiscal 2006 sales of over $22 million, will continue operations in its existing facility, focusing on key customers and competencies. Mark Architectural Lighting contributed $4.8 million and $10.8 million to the Company’s net sales during the second quarter and first half of fiscal 2008, respectively. The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Mark Architectural Lighting’s acquired assets and liabilities. Accordingly, the related amounts reflected in the Company’s financial statements are preliminary; including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Architectural Lighting does not represent a material acquisition as defined by that pronouncement.

14. NEW ACCOUNTING STANDARDS

Accounting Standards Yet to Be Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations and therefore the impact cannot be determined at this time.

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

Accounting Standards Adopted in Fiscal 2008

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was therefore effective for the Company in the first quarter of fiscal year 2008. For additional information about the impact of FIN 48 on the Company’s results of operations and financial position, refer to Note 5 – Income Taxes.

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) and its subsidiaries for the three and six month periods ended February 29, 2008 and February 28, 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on October 30, 2007, and the current report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2007, for additional information regarding the Company.

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

Acuity Brands completed the spin-off (the “Spin-off”) of its specialty products business, Zep Inc. (“Zep”), on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations through the effective date of the distribution, October 31, 2007. All historical statements have been restated to conform to this presentation.

Liquidity and Capital Resources

Principle sources of liquidity for the Company are operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and access certain capital markets, including borrowing from banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 8.9 million had been repurchased as of February 29, 2008. The Company currently expects to invest approximately $35.0 to $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008, of which $14.6 million has already been invested. The Company expects to contribute approximately $3.4 million during fiscal year 2008 to fund its defined benefit plans.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options, if any, to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the six months ended February 29, 2008, the Company received $3.0 million in cash from stock issuances in connection with stock option exercises and employee stock purchases and a cash dividend from Zep Inc. of $62.5 million as part of the Spin-off. These receipts were more than offset by returns to shareholders during the quarter in the form of repurchases of the Company’s common stock totaling $130.7 million and the payment of $11.8 million in dividends. The Company’s available cash position at February 29, 2008 was $185.1 million, a decrease of $28.6 million from August 31, 2007. The decrease in the Company’s available cash position was due primarily to the repurchase of stock, dividends paid and capital investments partially offset by the contribution from operating activities discussed below, the dividend received from Zep Inc., and the proceeds from the exercise of stock options.

The Company generated $55.6 million of net cash provided by operating activities from continuing operations during the first six months of fiscal year 2008 compared with $64.9 million generated in the prior-year period, a decrease of $9.3 million or 14.3%. Net cash provided by operating activities declined due primarily to the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and decreased accrued liabilities. Operating working capital increased due primarily to a reduction in accounts payable partially offset by a reduction in accounts receivable, both driven by lower seasonal volume. Operating working capital increased by approximately $6.5 million to $238.2 million at February 29, 2008 from $231.7 million at August 31, 2007. The decrease in accrued liabilities is due in part to payments under the Company’s variable incentive plans and for periodic tax filings. This decline was partially offset by higher net income and decreases in prepayments and other current assets.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $14.6 million and $14.0 million in the first six months of fiscal year 2008 and 2007, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest between $35.0 million and $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of February 29, 2008, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. As of February 29, 2008, total debt outstanding of $363.9 million remained substantially unchanged from August 31, 2007 and consisted primarily of fixed-rate obligations.

The Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off. The Receivables Facility is for a one-year period with similar terms and conditions as the previous receivables facility. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. No amounts were outstanding under the Receivables Facility as of February 29, 2008. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. Commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 29, 2008 under the Revolving Credit Facility. At February 29, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below. See Note 8 of the Notes to Consolidated Financial Statements.

During the first six months of fiscal year 2008, the Company’s consolidated stockholders’ equity decreased $145.3 million to $526.7 million at February 29, 2008 from $672.0 million at August 31, 2007. The decrease was due primarily to the distribution of Zep Inc., the repurchase of outstanding common stock and the payment of dividends, partially offset by net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 40.9% and 35.1% at February 29, 2008 and August 31, 2007, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 25.3% at February 29, 2008 and 18.3% at August 31, 2007.

Dividends

The Company paid cash dividends on common stock of $11.8 million ($0.28 per share) during the first six months of fiscal year 2008 compared with $13.0 million ($0.30 per share) during the first six months of fiscal year 2007. The Company currently plans to pay quarterly dividends at an initial annual rate of $0.52 per share following the Spin-off; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the three months ended February 29, 2008 with the three months ended February 28, 2007:

(in millions)	Three Months Ended
	February 29, 2008	February 28, 2007	Percent Change
Net Sales	$482.6	$444.3	8.6%
Gross Profit	192.0	165.1	16.3%
Percent of net sales	39.8%	37.2%
Operating Profit	60.7	39.7	52.9%
Percent of net sales	12.6%	8.9%
Income from Continuing Operations before Provision for Taxes	53.4	32.0	66.9%
Percent of net sales	11.1%	7.2%
Income from Continuing Operations	$34.1	$22.0	55.0%

Results from Continuing Operations

Net sales were $482.6 million for the three months ended February 29, 2008 compared with $444.3 million reported in the prior-year period, an increase of $38.3 million, or 8.6%. For the three months ended February 29, 2008, the Company reported income from continuing operations of $34.1 million compared with $22.0 million earned for the three months ended February 28, 2007, an increase of 55.0%. Diluted earnings per share from continuing operations were $0.82 for the second quarter of 2008 as compared with $0.50 reported for the second quarter of 2007, an increase of 64.0%.

Net Sales

The Company estimates that slightly more than half of the 8.6% increase in net sales is due to an enhanced mix of products sold and improved pricing. The Company’s sales and profitability continue to benefit from a disciplined approach to pricing and a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features, such as more energy efficiency and an improved lighting experience. Favorable fluctuation in foreign currency exchange rates and the Mark Architectural Lighting acquisition each contributed approximately one percentage point to the increase in net sales in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007. Greater shipments of products was the primary reason for the remaining increase in net sales in the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007.

Gross Profit

(in millions)	Three Months Ended
	February 29, 2008	February 28, 2007	Increase	Percent Change
Net Sales	$482.6	$444.3	$38.3	8.6%
Cost of Products Sold	290.5	279.3	11.2	4.0%
Percent of net sales	60.2%	62.9%
Gross Profit	$192.0	$165.1	$26.9	16.3%
Percent of net sales	39.8%	37.2%

Gross profit margins increased 260 basis points to 39.8% of net sales for the three months ended February 29, 2008 from 37.2% reported for the prior-year period. Gross profit increased $26.9 million, or 16.3% to $192.0 million for the three months ended February 29, 2008 compared with $165.1 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, a greater mix of higher-margin products sold, incremental margins on overall volume growth, and the contribution of Mark Architectural Lighting. In addition, benefits from programs to improve productivity, delivery performance, and quality contributed to the increased profitability. These gains offset increases in raw materials and component costs as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

(in millions)	Three Months Ended		Increase	Percent Change
	February 29, 2008	February 28, 2007
Gross Profit	$192.0	$165.1	$26.9	16.3%
Percent of net sales	39.8%	37.2%
Selling, Distribution, and Administrative Expenses	131.3	125.4	5.9	4.7%
Percent of net sales	27.2%	28.2%
Operating Profit	$60.7	$39.7	$21.0	52.9%
Percent of net sales	12.6%	8.9%

Selling, distribution, and administrative expenses (“SD&A expenses”) were $131.3 million for the three months ended February 29, 2008 compared with $125.4 million in the prior-year period, which represented an increase of $5.9 million, or 4.7%. The increase in SD&A expenses was due primarily to higher commissions paid to the Company’s sales forces and agents and freight costs, which typically vary directly with sales, in the second quarter of fiscal 2008 from the prior-year period. SD&A expenses were also negatively affected by merit-based and inflationary wage increases as well as an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates. The increase was partially offset by reductions in other general and administrative expenses due to cost containment programs, including benefits from the recent actions taken to streamline and simplify operations. While total operating costs increased during the second quarter of fiscal 2008 compared with the prior-year period, SD&A expenses as a percentage of net sales declined 100 basis points to 27.2% from 28.2% in the prior-year period.

Operating profit was $60.7 million (12.6% of net sales) for the three months ended February 29, 2008 compared with $39.7 million (8.9% of net sales) reported for the prior-year period, an increase of $21.0 million, or 52.9%. Operating profit margin increased 370 basis points to 12.6% compared with 8.9% in the year ago period. The increase in operating profit margin in the second quarter of fiscal 2008 compared with the prior-year period was due primarily to the increase in gross profit.

Income from Continuing Operations Before Provision for Taxes

(in millions)	Three Months Ended		Increase (Decrease)	Percent Change
	February 29, 2008	February 28, 2007
Operating Profit	$60.7	$39.7	$21.0	52.9%
Percent of net sales	12.6%	8.9%
Other Expense (Income)
Interest Expense, net	7.1	7.8	(0.7)	(9.0)%
Miscellaneous Expense (Income)	0.2	(0.1)	0.3	300.0%

Total Other Expense	7.3	7.7	(0.4)	(5.2)%
Income from Continuing Operations before Provision for Taxes	$53.4	$32.0	$21.4	66.9%
Percent of net sales	11.1%	7.2%

Other expense for Acuity Brands consists primarily of interest expense. Interest expense, net, was $7.1 million and $7.8 million for the three months ended February 29, 2008 and February 28, 2007, respectively. Interest expense, net, decreased 9.0% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 due primarily to greater interest income earned on higher invested cash balances.

Provision for Income Taxes and Income from Continuing Operations

(in millions)	Three Months Ended		Increase	Percent Change
	February 29, 2008	February 28, 2007
Income from Continuing Operations before Provision for Taxes	$53.4	$32.0	$21.4	66.9%
Percent of net sales	11.1%	7.2%
Provision for Income Taxes	19.3	10.0	9.3	93.0%
Effective tax rate	36.1%	31.3%
Income from Continuing Operations	$34.1	$22.0	$12.1	55.0%

Income from continuing operations for the second quarter of fiscal 2008 increased $12.1 million to $34.1 million from $22.0 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 36.1% and 31.3% for the three months ended February 29, 2008 and February 28, 2007, respectively. The current period tax rate was adversely affected by increased income in jurisdictions with higher rates. In addition, the second quarter of fiscal 2007 benefited from a discrete item that did not recur in the second quarter of fiscal 2008. The Company estimates that the effective tax rate for the year will be approximately 35.5%.

Results from Discontinued Operations and Net Income

(in millions)	Three Months Ended		Increase (Decrease)	Percent Change
	February 29, 2008	February 28, 2007
Income from Continuing Operations	$34.1	$22.0	$12.1	55.0%
Income from Discontinued Operations, net of tax	—	2.4	(2.4)	(100.0)%
Net Income	$34.1	$24.4	$9.7	39.8%

Discontinued operations contributed no income during the second quarter of fiscal 2008, as the Spin-off was effected during the first quarter. During the second quarter of fiscal 2007, income from discontinued operations was $2.4 million. Net income for the second quarter of fiscal 2008 increased $9.7 million to $34.1 million from $24.4 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations partially offset by the decrease in income from discontinued operations.

Six Months of Fiscal 2008 Compared with Six Months of Fiscal 2007

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the six months ended February 29, 2008 with the six months ended February 28, 2007:

(in millions)	Six Months Ended		Percent Change
	February 29, 2008	February 28, 2007
Net Sales	$991.4	$922.0	7.5%
Gross Profit	395.2	345.5	14.4%
Percent of net sales	39.9%	37.5%
Operating Profit	115.6	93.2	24.0%
Percent of net sales	11.7%	10.1%
Income from Continuing Operations before Provision for Taxes	101.7	77.2	31.7%
Percent of net sales	10.3%	8.4%
Income from Continuing Operations	$65.1	$51.5	26.4%

Results from Continuing Operations

Net sales were $991.4 million for the six months ended February 29, 2008 compared with $922.0 million reported in the prior-year period, an increase of $69.4 million, or 7.5%. For the six months ended February 29, 2008, the Company reported income from continuing operations of $65.1 million (including a $9.1 million after-tax special charge for estimated costs the Company intends to incur to simplify and streamline its operations as a result of the Spin-off) compared with $51.5 million earned for the six months ended February 29, 2008. Diluted earnings per share from continuing operations were $1.54 (including $0.21 related to the special charge) for the first half of 2008 as compared with $1.18 reported for the first half of 2007, an increase of 30.5%.

Net Sales

The Company estimates that an enhanced mix of products sold and improved pricing accounted for almost two-thirds of the 7.5% increase in net sales. Favorable fluctuation in foreign currency exchange rates contributed approximately one percentage point of the increase in net sales in the first half of fiscal 2008. Mark Architectural Lighting also contributed approximately one percentage point of the increase in net sales in the first half of fiscal 2008. Greater shipments of products was the primary reason for the remaining increase in net sales in the first half of fiscal 2008 as compared with the first half of fiscal 2007.

Gross Profit

(in millions)	Six Months Ended		Increase	Percent Change
	February 29, 2008	February 28, 2007
Net Sales	$991.4	$922.0	$69.4	7.5%
Cost of Products Sold	596.2	576.4	19.8	3.4%
Percent of net sales	60.1%	62.5%
Gross Profit	$395.2	$345.5	$49.7	14.4%
Percent of net sales	39.9%	37.5%

Gross profit margins increased 240 basis points to 39.9% of net sales for the six months ended February 29, 2008 from 37.5% reported for the prior-year period. Gross profit increased $49.7 million, or 14.4% to $395.2 million for the six months ended February 29, 2008 compared with $345.5 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, a greater mix of higher-margin products sold, incremental margins on overall volume growth, and the contribution of Mark Architectural Lighting. In addition, benefits from programs to improve productivity, delivery performance, and quality contributed to the increased profitability. These gains offset increases in raw materials and component costs as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

(in millions)	Six Months Ended		Increase	Percent Change
	February 29, 2008	February 28, 2007
Gross Profit	$395.2	$345.5	$49.7	14.4%
Percent of net sales	39.9%	37.5%
Selling, Distribution, and Administrative Expenses	265.0	252.3	12.7	5.0%
Special Charge	14.6	—	14.6	100.0%
Operating Profit	$115.6	$93.2	$22.4	24.0%
Percent of net sales	11.7%	10.1%

SD&A expenses were $265.0 million for the six months ended February 29, 2008 compared with $252.3 million in the prior-year period, which represented an increase of $12.7 million, or 5.0%. More than half of the increase in SD&A expenses was due to higher commissions paid to the Company’s sales forces and agents, which typically vary directly with sales. The balance of the increase in SD&A expenses was due primarily to merit based and inflationary wage increases as well as an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates. The increase was partially offset by lower expenses for the Company’s incentive and share-based compensation plans and other general and administrative costs due to cost containment programs, including benefits from the recent actions taken to streamline and simplify operations. While operating costs in total increased during the first half of fiscal 2008 compared with the prior-year period, SD&A expenses as a percentage of net sales declined 70 basis points to 26.7% from 27.4% in the prior-year period.

Gross profit less SD&A expenses was $130.2 million in the first half of 2008 compared with $93.2 million in the prior-year period, which represented an increase of $37.0 million, or 39.7%. The increase was due to gross profit improvements partially offset by increased SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

As part of the Company’s initiative to streamline and simplify operations, largely in connection with actions related to the Spin-off, the Company recorded during the first quarter of fiscal 2008 a pre-tax charge of $14.6 million to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases.

Operating profit was $115.6 million (11.7% of net sales) for the six months ended February 29, 2008 compared with $93.2 million (10.1% of net sales) reported for the prior-year period, an increase of $22.4 million, or 24.0%. Operating profit margin increased 160 basis points to 11.7% compared with 10.1% in the year ago period. The improvement in operating profit margin in the first half of fiscal 2008 compared with the prior-year period was due primarily to the increased gross profit noted above partially offset by the special charge (1.5% of net sales).

Income from Continuing Operations Before Provision for Taxes

(in millions)	Six Months Ended		Increase (Decrease)	Percent Change
	February 29, 2008	February 28, 2007
Operating Profit	$115.6	$93.2	$22.4	24.0%
Percent of net sales	11.7%	10.1%
Other Expense (Income)
Interest Expense, net	14.1	15.9	(1.8)	(11.3)%
Miscellaneous Expense (Income)	(0.1)	0.2	(0.3)	(150.0)%

Total Other Expense	14.0	16.1	(2.1)	(13.0)%
Income from Continuing Operations before Provision for Taxes	$101.7	$77.2	$24.5	31.7%
Percent of net sales	10.3%	8.4%

Other expense for Acuity Brands consists primarily of interest expense. Interest expense, net, was $14.1 million and $15.9 million for the six months ended February 29, 2008 and February 28, 2007, respectively. Interest expense, net, decreased 11.3% in the first half of fiscal 2008 compared with the first half of fiscal 2007 due primarily to greater interest income earned on higher invested cash balances.

Provision for Income Taxes and Income from Continuing Operations

(in millions)	Six Months Ended		Increase	Percent Change
	February 29, 2008	February 28, 2007
Income from Continuing Operations before Provision for Taxes	$101.7	$77.2	$24.5	31.7%
Percent of net sales	10.3%	8.4%
Provision for Income Taxes	36.6	25.6	11.0	43.0%
Effective tax rate	36.0%	33.2%
Income from Continuing Operations	$65.1	$51.5	$13.6	26.4%

Income from continuing operations for the first half of fiscal 2008 increased $13.6 million to $65.1 million (including $9.1 million after-tax for the special charge) from $51.5 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 36.0% and 33.2% for the six months ended February 29, 2008 and February 28, 2007, respectively. The current period tax rate was adversely affected by increased income in jurisdictions with higher rates. In addition, the first half of fiscal 2007 benefited from discrete items that did not recur in the first half of fiscal 2008. The Company estimates that the effective tax rate for the year will be approximately 35.5%.

Results from Discontinued Operations and Net Income

(in millions)	Six Months Ended		Increase (Decrease)	Percent Change
	February 29, 2008	February 28, 2007
Income from Continuing Operations	$65.1	$51.5	$13.6	26.4%
Income from Discontinued Operations, net of tax	0.1	6.4	(6.3)	(98.4)%
Net Income	$65.2	$57.9	$7.3	12.6%

Income from discontinued operations for the first half of fiscal 2008 was $0.1 million, a decrease of $6.3 million from the prior-year period. The decrease was due primarily to the contribution of only two months of operating results in the first half of fiscal 2008 rather than a full six month’s results in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off. Net income for the first six months of fiscal 2008 increased $7.3 million to $65.2 million from $57.9 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations partially offset by the decrease in income from discontinued operations.

Outlook

Acuity Brands delivered record quarterly results from continuing operations in the second quarter of 2008, its 12 th quarter in a row. These results reflect the benefits from programs implemented to create greater value for customers, invest in associates to be more customer-focused and productive, and more effectively deploy assets to generate greater returns for shareholders. Looking to the second half of 2008 and beyond, the Company continues to see challenges as well as opportunities.

While the United States economy is experiencing a slowdown resulting from the disruption in the housing and credit markets, it is impossible to predict the precise timing or impact on the growth rate of non-residential construction, the Company’s primary market. Several factors influence the future rate of growth of new construction in the non-residential market including: economic vitality, employment, commercial property values and rental rates, occupancy rates, the cost and availability of financing for new construction, the costs of building materials, and to a lesser degree the relative strength of the housing market. Concerns by building owners and developers regarding several of these factors, particularly current economic vitality, as well as availability of capital to fund projects, contributed to the decline in reported non-residential contract awards for February 2008, potentially a harbinger for decline in future commercial construction activity in certain sectors of the market. Although these concerns are worrisome, the Federal Reserve and the U.S. Treasury implemented a number of actions designed to boost investor and public confidence about the overall direction of the U.S. economy, including lowering interest rates and increasing liquidity in the financial markets. The Company expects these actions will have a positive influence on the longer-term trends for overall construction in North America.

Overall, the Company remains positive about its performance for the remainder of fiscal 2008, in which it expects to meet or exceed its long-term financial goals including operating margin expansion, earnings growth, and cash flow generation. While the Company’s backlog was $162.6 million at February 29, 2008, a decline of 2% from the year-ago period, the decline was due primarily to improved cycle times, the timing of certain orders, and a reduction in late backlog. More importantly, incoming orders in March continued at a positive pace compared with the year-ago period. To help offset a recent spike in various commodity prices, the Company recently announced a price increase on most products ranging between 3 and 10 percent, effective early May. Also, the Company expects to realize benefits from its ongoing initiatives to improve productivity and contain costs, including expected savings from efforts to streamline the organization announced in the first quarter of fiscal 2008. In addition, management continues to position the Company, by expanding its extensive product offerings and enhancing its service capabilities, to benefit from opportunities in the growing renovation and the lighting retrofit markets as businesses seek to reduce energy costs and improve aesthetics.

Looking beyond 2008, management believes both past and future actions to provide customers with superior value propositions, create new and innovative products and services, expand into new markets, and simplify and streamline the organization will enhance the Company’s opportunity to prosper over the long-term.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of net cash provided by operating activities; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors; (c) the planned spending of approximately $35.0 to $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008; (d) optimism concerning performance in the remainder of fiscal year 2008 which the Company expects will benefit from the Company’s many continuous improvement efforts to enhance service to its customers and improve productivity and contain costs, including expected savings from recent reorganization efforts, from the introduction of new innovative and energy-efficient products and services, and from the Company’s pricing initiatives; (e) the belief that actions taken by the Federal Reserve and U.S. Treasury will have a positive influence on the longer-term trends for construction in North America; and (f) the belief that the Company will meet or exceed all of its long-term financial goals including operating margin expansion, earnings growth, and cash flow generation.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. Information set forth in this report’s Note 9 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 29, 2008, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 9 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended February 29, 2008:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/01/07 – 12/31/07	350,000	$42.11	350,000	1,581,400
01/01/08 – 01/31/08	385,000	$41.11	385,000	1,196,400
02/01/08 – 02/29/08	79,700	$45.51	79,700	1,116,700

Total	814,700	$41.97	814,700	1,116,700

Subsequent to February 29, 2008 through April 3, 2008, the Company repurchased an additional 116,700 shares at an average price of $41.48 under a 10b5-1 plan. The maximum number of shares that may yet be purchased under the program equals 1.0 million shares.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on January 10, 2008 in Atlanta, Georgia, the shareholders elected the following nominees to the Board of Directors for three-year terms. Votes cast were as follows:

	For	Withheld
Robert F. McCullough	36,250,128	1,216,310
Neil Williams	36,243,884	1,222,554

In addition to Messrs. McCullough and Williams, the directors whose term of office continued after the meeting are as follows: Peter C. Browning, John L. Clendenin, Vernon J. Nagel, Julia B. North, and Ray M. Robinson. Also, on March 27, 2008, George C. (Jack) Guynn was appointed to the Board of Directors.

Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of amended and restated Acuity Brands, Inc. Long-Term Incentive Plan	19,081,818	14,596,914	184,686	3,603,020
Approval of Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan	35,185,135	2,055,702	225,601	—
Ratification of the Audit Committee’s appointment of E&Y as the Company’s independent registered public accounting firm	37,258,638	149,548	58,252	—

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 29).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: April 3, 2008	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 3, 2008	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Merger among Acuity Brands,Inc., Acuity Merger Sub, Inc. and Acuity Holdings, Inc.,dated September 25, 2007.		Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii) A	(1)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 16, 2008, which is incorporated herein by reference.

	(2)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

	(3)	Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan.	Reference is made to Exhibit B of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

EXHIBIT 11		Computation of per share earnings.	Provided in Note 6 of the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share.”

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.