Form 10-Q
period 2008-05-31
ACUITY BRANDS INC
filed 2008-07-02
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Common Stock—$0.01 Par Value – 40,658,479 shares as of June 27, 2008.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2008	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$216,314	$213,674
Accounts receivable, less reserve for doubtful accounts of $1,723 at May 31, 2008 and $1,361 at August 31, 2007	288,725	295,544
Inventories	150,294	146,536
Deferred income taxes	19,836	14,773
Prepayments and other current assets	31,209	38,853
Current assets related to discontinued operations	—	158,182

Total Current Assets	706,378	867,562

Property, Plant, and Equipment, at cost:
Land	9,585	9,286
Buildings and leasehold improvements	126,984	121,327
Machinery and equipment	330,638	314,030

Total Property, Plant, and Equipment	467,207	444,643
Less - Accumulated depreciation and amortization	303,040	282,632

Property, Plant, and Equipment, net	164,167	162,011

Other Assets:
Goodwill	354,368	352,945
Intangible assets	119,948	118,774
Deferred income taxes	3,783	1,731
Defined benefit plan intangible assets	2,587	2,587
Other long-term assets	14,809	22,274
Long-term assets related to discontinued operations	—	89,983

Total Other Assets	495,495	588,294

Total Assets	$1,366,040	$1,617,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$159,972	$—
Accounts payable	188,683	210,402
Accrued compensation	58,386	64,147
Accrued pension liabilities, current	1,268	1,268
Other accrued liabilities	87,770	109,944
Current liabilities related to discontinued operations	—	84,635

Total Current Liabilities	496,079	470,396
Long-Term Debt	203,949	363,877

Accrued Pension Liabilities, less current portion	21,474	22,043

Deferred Income Taxes	28,115	17,437

Self-Insurance Reserves, less current portion	9,738	8,657

Other Long-Term Liabilities	41,284	44,167

Long-Term Liabilities related to discontinued operations	—	19,324

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,648,601 issued and 40,648,601 outstanding at May 31, 2008; and 49,323,225 issued and 43,314,625 outstanding at August 31, 2007	496	493
Paid-in capital	623,885	611,701
Retained earnings	329,616	313,850
Accumulated other comprehensive loss	(12,636)	(9,513)
Treasury stock, at cost, 9,000,000 shares at May 31, 2008 and 6,008,600 at August 31, 2007	(375,960)	(244,565)

Total Stockholders’ Equity	565,401	671,966

Total Liabilities and Stockholders’ Equity	$1,366,040	$1,617,867

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31,		NINE MONTHS ENDED MAY 31,
	2008	2007	2008	2007
Net Sales	$512,438	$502,429	$1,503,887	$1,424,380
Cost of Products Sold	304,246	313,780	900,470	890,220

Gross Profit	208,192	188,649	603,417	534,160
Selling, Distribution, and Administrative Expenses	136,488	128,965	401,440	381,278
Special Charge	—	—	14,638	—

Operating Profit	71,704	59,684	187,339	152,882
Other Expense (Income):
Interest expense, net	7,174	7,284	21,274	23,134
Miscellaneous expense (income), net	1,592	(277)	1,476	(79)

Total Other Expense	8,766	7,007	22,750	23,055

Income from Continuing Operations before Provision for Income Taxes	62,938	52,677	164,589	129,827
Provision for Income Taxes	21,280	18,363	57,862	44,007

Income from Continuing Operations	41,658	34,314	106,727	85,820
Income (Loss) from Discontinued Operations and $2,450 at November 30, 2006	(525)	4,362	(377)	10,781

Net Income	$41,133	$38,676	$106,350	$96,601

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$1.04	$0.80	$2.61	$2.02
Basic Earnings (Loss) per Share from Discontinued Operations	(0.01)	0.10	(0.01)	0.25

Basic Earnings per Share	$1.03	$0.90	$2.60	$2.27

Basic Weighted Average Number of Shares Outstanding	40,190	42,861	40,865	42,535

Diluted Earnings per Share from Continuing Operations	$1.01	$0.78	$2.55	$1.96
Diluted Earnings (Loss) per Share from Discontinued Operations	(0.01)	0.10	(0.01)	0.25

Diluted Earnings per Share	$1.00	$0.88	$2.54	$2.20

Diluted Weighted Average Number of Shares Outstanding	41,247	44,118	41,825	43,859

Dividends Declared per Share	$0.13	$0.15	$0.41	$0.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31,
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$106,350	$96,601
Less: Income (Loss) from Discontinued Operations	(377)	10,781

Income from Continuing Operations	106,727	85,820
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	24,808	23,283
Excess tax benefits from share-based payments	(4,696)	(14,265)
(Gain)/Loss on the sale or disposal of property, plant, and equipment	(22)	12
Deferred income taxes	3,563	2,087
Other non-cash items	3,281	5,923
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	6,819	(3,138)
Inventories	(3,758)	6,487
Prepayments and other current assets	7,644	(4,718)
Accounts payable	(21,719)	(8,720)
Other current liabilities	(20,161)	20,504
Other	8,106	1,170

Net Cash Provided by Operating Activities	110,592	114,445

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(21,407)	(21,897)
Proceeds from sale of property, plant, and equipment	133	108
Acquisition of business	(3,500)	—

Net Cash Used for Investing Activities	(24,774)	(21,789)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(6)	—
Employee stock purchase plan issuances	410	603
Stock options exercised	3,434	24,759
Repurchases of common stock	(136,139)	(29,958)
Excess tax benefits from share-based payments	4,696	14,265
Dividend received from Zep Inc.	58,379	—
Dividends paid	(17,132)	(19,679)

Net Cash Used for Financing Activities	(86,358)	(10,010)

Cash flows from Discontinued Operations:
Net Cash Provided by Operating Activities	274	12,319
Net Cash Used for Investing Activities	(410)	(2,758)
Net Cash Provided by (Used for) Financing Activities	970	(332)

Net Cash Provided by Discontinued Operations	834	9,229

Effect of Exchange Rate Changes on Cash	2,346	1,207

Net Change in Cash and Cash Equivalents	2,640	93,082
Cash and Cash Equivalents at Beginning of Period	213,674	80,520

Cash and Cash Equivalents at End of Period	$216,314	$173,602

Supplemental Cash Flow Information:
Income taxes paid during the period	$64,174	$33,202
Interest paid during the period	$28,115	$27,520

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2 - Discontinued Operations.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2008, its consolidated results of operations for the three and nine months ended May 31, 2008 and 2007, and its consolidated cash flows for the nine months ended May 31, 2008 and 2007. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2007 (File No. 001-16583) and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007.

The results of operations for the nine months ended May 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2008.

2. DISCONTINUED OPERATIONS

As described in Note 1 – Description of Business and Basis of Presentation, the Company completed the Spin-off of the specialty products business on October 31, 2007. Summarized financial information for discontinued operations relating to the specialty products business is as follows:

August 31, 2007
Cash and cash equivalents	$9,142
Accounts receivable, net	93,102
Inventories	45,534
Other current assets	10,404

Current Assets related to Discontinued Operations	158,182

Property, Plant & Equipment	51,727
Goodwill and Other Intangibles	31,982
Other Long-Term Assets	6,274

Long-Term Assets related to Discontinued Operations	89,983

Current maturities of long-term debt	(296)
Accounts payable	(36,774)
Other accrued liabilities	(47,565)

Current Liabilities related to Discontinued Operations	(84,635)

Long-Term Debt, less current maturities	(7,150)
Other Long-Term Liabilities	(12,174)

Long-Term Liabilities related to Discontinued Operations	(19,324)

Accumulated Other Comprehensive Income Items	(13,316)

Net Assets related to Discontinued Operations	$130,890

A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales	$—	$145,397	$97,755	$413,318

Income before Provision for Income Taxes	$—	$7,802	$2,946	$19,530
Provision for Income Taxes	525	3,440	3,323	8,749

Net Income (Loss) from Discontinued Operations	$(525)	$4,362	$(377)	$10,781

The loss from discontinued operations for the first nine months of fiscal 2008 was $0.4 million, a decrease of $11.2 million from the prior-year period. The decrease was due primarily to the contribution of only two months of operating results in the first nine months of fiscal 2008 rather than a full nine month’s results in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off.

In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Pursuant to the distribution agreement, Zep drew on its financing arrangements and paid a $62.5 million dividend to the Company, which was subject to adjustment based on the actual cash flow performance of Zep prior to the Spin-off. A dividend adjustment of approximately $4 million plus interest was disbursed to Zep by the Company during the third quarter of fiscal 2008 resulting in a reduction of the dividend received from Zep. Information regarding guarantees and indemnities related to the Spin-off are included in Note 9 – Commitments and Contingencies.

3. GOODWILL AND INTANGIBLE ASSETS

Acuity Brands has acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks, which are amortized over their estimated useful lives of 30 years. Other acquired definite lived intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge in the current or prior periods. The Company recorded amortization expense of $2.8 million and $2.4 million related to intangible assets with finite lives during the nine months ended May 31, 2008 and 2007, respectively. Amortization expense is not anticipated to fluctuate materially during the next five years.

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

4. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2008	August 31, 2007
Raw materials and supplies	$58,423	$56,954
Work in process	12,435	12,744
Finished goods	90,311	86,400

	161,169	156,098
Less: Reserves	(10,875)	(9,562)

	$150,294	$146,536

5. INCOME TAXES

As described in Note 14 - New Accounting Standards, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on September 1, 2007. The cumulative effect of adopting FIN 48 was not material. The amount of gross unrecognized tax benefits as of the date of the adoption was approximately $7.8 million of which approximately $6.4 million, if recognized, would affect the effective tax rate. The gross amount of unrecognized tax benefits as of May 31, 2008 totaled $7.4 million, which includes $6.1 million of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2005 or for foreign income tax examinations before 2003. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

6. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2008 and 2007:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Basic earnings per share from continuing operations:
Income from continuing operations	$41,658	$34,314	$106,727	$85,520
Basic weighted average shares outstanding	40,190	42,861	40,865	42,535

Basic earnings per share from continuing operations	$1.04	$0.80	$2.61	$2.02

Diluted earnings per share from continuing operations:
Income from continuing operations	$41,658	$34,314	$106,727	$85,820
Basic weighted average shares outstanding	40,190	42,861	40,865	42,535
Common stock equivalents (stock options and restricted stock)	1,057	1,257	960	1,324

Diluted weighted average shares outstanding	41,247	44,118	41,825	43,859

Diluted earnings per share from continuing operations	$1.01	$0.78	$2.55	$1.96

Basic earnings per share from discontinued operations:
(Loss) Income from discontinued operations	$(525)	$4,362	$(377)	$10,781
Basic weighted average shares outstanding	40,190	42,861	40,865	42,535

Basic earnings per share from discontinued operations	$(0.01)	$0.10	$(0.01)	$0.25

Diluted earnings per share:
(Loss) Income from discontinued operations	$(525)	$4,362	$(377)	$10,781
Basic weighted average shares outstanding	40,190	42,861	40,865	42,535
Common stock equivalents (stock options and restricted stock)	1,057	1,257	960	1,324

Diluted weighted average shares outstanding	41,247	44,118	41,825	43,859

Diluted earnings per share from discontinued operations	$(0.01)	$0.10	$(0.01)	$0.25

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

	Three Months Ended May 31		Nine Months Ended May 31
	2008	2007	2008	2007
Income from continuing operations	$41,658	$34,314	$106,727	$85,820
Foreign currency translation adjustments	3,615	1,499	10,193	1,843

Comprehensive income from continuing operations	$45,273	$35,813	$116,920	$87,663

Foreign currency translation adjustments for the three and nine months ended May 31, 2008 resulted primarily from the weakening of the U.S. Dollar against certain currencies, particularly the Mexican Peso and the Euro. Foreign currency translation adjustments for the nine months ended May 31, 2008 were also impacted by the weakening of the U.S. Dollar against the Canadian Dollar. In addition to the changes noted above, the balance in Accumulated Other Comprehensive Income was reduced by approximately $13.3 million for currency translation adjustments related to the specialty products business as a result of the Spin-off.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As disclosed in the Annual Report on Form 10-K, the Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off of Zep. The Receivables Facility is for a one-year period. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. The commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances. No amounts were outstanding under the Receivables Facility at May 31, 2008 and August 31, 2007. The Company intends to terminate the Receivables Facility during the fourth quarter of fiscal 2008 due to several factors including the reduced interest savings afforded by the Receivables Facility in the current credit market environment as well as the Company’s liquidity position.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal year 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The new Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at May 31, 2008 under the Revolving Credit Facility. At May 31, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

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

At May 31, 2008, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At May 31, 2008, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

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

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term secured borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense from continuing operations for the nine months ending May 31, 2008 increased over the prior-year period due primarily to short-term borrowings during the first two months of fiscal 2008 incurred to finance common stock repurchases. Short-term borrowings used to finance stock repurchases were paid-off in the first fiscal quarter of 2008 with proceeds from the $62.5 million pre-spin dividend from Zep. Interest expense, net related to discontinued operations was $0.3 million and $0.2 million for the nine months ended May 31, 2008 and 2007, respectively.

The following table summarizes the components of interest expense, net:

	Three Months Ended May 31		Nine Months Ended May 31
	2008	2007	2008	2007
Interest expense for continuing operations	$8,506	$8,562	$26,243	$25,715
Interest income for continuing operations	(1,332)	(1,278)	(4,969)	(2,581)

Interest expense, net	$7,174	$7,284	$21,274	$23,134

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

The increase in the product warranty and recall reserve is due primarily to reserves for certain specifically identified issues and general warranty costs. The changes in product warranty and recall reserves during the nine months ended May 31, 2008 are summarized as follows:

Balance at August 31, 2007	$4,393
Adjustments to the warranty and recall reserve	5,780
Payments made during the period	(3,967)

Balance at May 31, 2008	$6,206

10. SHARE-BASED PAYMENTS

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to the Company’s employees and directors including stock options and restricted shares (all part of the Company’s Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan) and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Nonemployee Directors’ Stock Option Plan was frozen effective January 2007. Each of these award programs are more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The Company recorded $2.9 million and $3.4 million of share-based expense for the three months ended May 31, 2008 and 2007, respectively. The Company recorded $9.0 million and $10.3 million of share-based expense for the nine months ended May 31, 2008 and 2007, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the Special Charge (See Note 12 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.7 million and $14.3 million for the nine months ended May 31, 2008 and 2007, respectively.

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

Net periodic pension cost for the Company’s pension plans during the three and nine months ended May 31, 2008 and 2007 included the following components:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Service cost	$721	$623	$2,163	$1,869
Interest cost	2,100	2,004	6,301	6,012
Expected return on plan assets	(2,579)	(2,204)	(7,736)	(6,612)
Amortization of prior service cost	6	7	18	21
Recognized actuarial loss	313	407	940	1,221

Net periodic pension cost	$561	$837	$1,686	$2,511

12. SPECIAL CHARGES

As a result of the Spin-off of Zep, the Company streamlined and simplified its operations, including the elimination of certain corporate costs it previously incurred. In the quarter ended November 30, 2007, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share (including $0.8 million pre-tax related to share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees) related to these planned actions to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the estimated costs associated with the early termination of certain leases.

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

The changes in the reserves related to these programs during the nine months ended May 31, 2008 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2007	$1,348	$—
Special charge	12,188	2,450
Transfer of liability to Zep	(432)	—
Payments made during the period	(7,301)	(377)

Balance as of May 31, 2008	$5,803	$2,073

13. ACQUISITIONS

On May 7, 2008, Acuity Brands acquired substantially all the assets of Guardian Networks LLC (“Guardian”). Guardian, located in Kennesaw, Georgia, is a leading provider of remote asset management software and service that enable utility, municipal, and other customers to efficiently monitor and manage facility and infrastructure assets such as lighting systems. The acquisition will become an integral part of the Acuity Brands Technology Services business, ROAM ®, a leading provider of streetlight monitoring services. The operating results of Guardian have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Guardian’s acquired assets. Accordingly, the related amounts reflected in the Company’s financial statements are preliminary; including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Guardian does not represent a material acquisition as defined by that pronouncement.

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Architectural Lighting. Mark Architectural Lighting, located in Edison, New Jersey, is a specification-oriented manufacturer of high-quality lighting products. The acquisition gives the Company a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the Company’s sales and marketing office in New York City. Mark Architectural Lighting, which had fiscal 2006 sales of over $22 million, will continue operations in its existing facility, focusing on key customers and competencies. Mark Architectural Lighting contributed $5.5 million and $16.3 million to the Company’s net sales during the third quarter and first nine months of fiscal 2008, respectively. The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Mark Architectural Lighting’s acquired assets and liabilities. Accordingly, the related amounts reflected in the Company’s financial statements are preliminary; including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Architectural Lighting does not represent a material acquisition as defined by that pronouncement.

14. NEW ACCOUNTING STANDARDS

Accounting Standards Yet to Be Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations, and therefore, the impact cannot be determined at this time.

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) and its subsidiaries for the three and nine month periods ended May 31, 2008 and 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on October 30, 2007, and the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2007, for additional information regarding the Company.

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation.

Liquidity and Capital Resources

Principle sources of liquidity for the Company are cash on hand, operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and access certain capital markets, including borrowing from banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which 9.0 million had been repurchased as of May 31, 2008. The Company currently expects to invest approximately $35.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008, of which $21.4 million has already been invested as of May 31, 2008. The Company expects to contribute approximately $3.4 million during fiscal year 2008 to fund its defined benefit plans. Barring any significant cash requirements for possible acquisitions, the Company currently intends to use cash on hand to pay off the $160 million in publicly traded notes that are scheduled to mature during the second quarter of fiscal 2009.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options, if any, to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the nine months ended May 31, 2008, the Company received $3.8 million in cash from stock issuances in connection with stock option exercises and employee stock purchases and a cash dividend from Zep of $58.4 million as part of the Spin-off. These receipts were more than offset by returns to shareholders during the period in the form of repurchases of the Company’s common stock totaling $136.1 million and the payment of $17.1 million in dividends. The Company’s available cash position at May 31, 2008 was $216.3 million, an increase of $2.6 million from August 31, 2007. The increase in the Company’s available cash position was due primarily to the contribution from operating activities discussed below, the dividend received from Zep, and the proceeds from the exercise of stock options partially offset by the repurchase of stock, dividends paid, and capital investments.

The Company generated $110.6 million of net cash provided by operating activities from continuing operations during the first nine months of fiscal year 2008 compared with $114.4 million generated in the prior-year period, a decrease of $3.8 million or 3.3%. Net cash provided by operating activities declined due primarily to the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and decreased accrued liabilities. Operating working capital used cash of approximately $18.7 million and $5.4 million during the first nine months of fiscal 2008 and 2007, respectively. The variance is due primarily to reduced payment terms as the Company negotiated favorable discount terms with key suppliers. The decrease in accrued liabilities is due in part to payments under the Company’s variable incentive plans and for periodic tax filings. This decline was partially offset by higher net income and decreases in prepayments and other current assets.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $21.4 million and $21.9 million in the first nine months of fiscal year 2008 and 2007, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest approximately $35.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of May 31, 2008, the Company had no amounts outstanding under its asset-backed securitization program or borrowings under the Revolving Credit Facility discussed below. As of May 31, 2008, total debt outstanding of $363.9 million remained substantially unchanged from August 31, 2007 and consisted primarily of fixed-rate obligations.

The Company maintains an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off. The Receivables Facility is for a one-year period. The Receivables Facility allows for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. No amounts were outstanding under the Receivables Facility as of May 31, 2008. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin. Commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances. The Company intends to terminate the Receivables Facility during the fourth quarter of fiscal 2008 due to several factors including the reduced interest savings afforded by the Receivables Facility in the current credit market environment as well as the Company’s liquidity position.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at May 31, 2008 under the Revolving Credit Facility. At May 31, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below. See Note 8 of the Notes to Consolidated Financial Statements.

During the first nine months of fiscal year 2008, the Company’s consolidated stockholders’ equity decreased $106.6 million to $565.4 million at May 31, 2008 from $672.0 million at August 31, 2007. The decrease was due primarily to the distribution of Zep, the repurchase of outstanding common stock and the payment of dividends, partially offset by net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 39.2% and 35.1% at May 31, 2008 and August 31, 2007, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 20.7% at May 31, 2008 and 18.3% at August 31, 2007.

Dividends

The Company paid cash dividends on common stock of $17.1 million ($0.41 per share) during the first nine months of fiscal year 2008 compared with $19.7 million ($0.45 per share) during the first nine months of fiscal year 2007. The Company currently plans to pay quarterly dividends at a rate of $0.13 per share following the Spin-off; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Third Quarter of Fiscal 2008 Compared with Third Quarter of Fiscal 2007

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the three months ended May 31, 2008 with the three months ended May 31, 2007:

	Three Months Ended May 31,		Percent Change
(in millions)	2008	2007
Net Sales	$512.4	$502.4	2.0%
Gross Profit	208.2	188.6	10.4%
Percent of net sales	40.6%	37.5%
Operating Profit	71.7	59.7	20.1%
Percent of net sales	14.0%	11.9%
Income from Continuing Operations before Provision for Taxes	62.9	52.7	19.4%
Percent of net sales	12.3%	10.5%
Income from Continuing Operations	$41.7	$34.3	21.6%

Results from Continuing Operations

Net sales were $512.4 million for the three months ended May 31, 2008 compared with $502.4 million reported in the prior-year period, an increase of $10.0 million, or 2.0%. For the three months ended May 31, 2008, the Company reported income from continuing operations of $41.7 million compared with $34.3 million earned for the three months ended May 31, 2007, an increase of 21.6%. Diluted earnings per share from continuing operations were $1.01 for the third quarter of 2008 as compared with $0.78 reported for the third quarter of 2007, an increase of 29.5%. Prior year’s third quarter results included a pre-tax gain of $6.6 million or $0.10 in diluted earnings per share from a favorable legal settlement related to a long-standing commercial dispute.

Net Sales

The 2.0% increase in net sales is due primarily to an enhanced mix of products sold, improved pricing, greater shipments of the Company’s energy efficient products both for new construction and relighting of existing non-residential buildings, the contribution of the Mark Architectural Lighting acquisition, and the impact of favorable fluctuation in foreign currency exchange rates. These benefits were partially offset by a decline in volume resulting from weakness in the residential market and reduced new store openings by certain large retailers which the Company estimates reduced the year-over-year net sales by approximately 4%. The Company’s sales and profitability continue to benefit from a disciplined approach to pricing and a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features, such as more energy efficiency and an improved lighting experience. The Mark Architectural Lighting acquisition contributed approximately $5.5 million and favorable currency fluctuation added approximately $4.6 million to the increase in net sales in the third quarter of fiscal 2008.

Gross Profit

	Three Months Ended May 31,		Increase/ (Decrease)	Percent Change
(in millions)	2008	2007
Net Sales	$512.4	$502.4	$10.0	2.0%
Cost of Products Sold	304.3	313.8	(9.5)	(3.0)%
Percent of net sales	59.4%	62.5%
Gross Profit	$208.2	$188.6	$19.6	10.4%
Percent of net sales	40.6%	37.5%

Gross profit margins increased 310 basis points to 40.6% of net sales for the three months ended May 31, 2008 from 37.5% reported for the prior-year period. Gross profit increased $19.6 million, or 10.4%, to $208.2 million for the three months ended May 31, 2008 compared with $188.6 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, a greater mix of higher-margin products sold, and the contribution of Mark Architectural Lighting. In addition, benefits from programs to improve productivity, delivery performance, and quality contributed to the increased profitability. These gains offset increases in raw material and component costs as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

	Three Months Ended May 31		Increase	Percent Change
(in millions)	2008	2007
Gross Profit	$208.2	$188.6	$19.6	10.4%
Percent of net sales	40.6%	37.5%
Selling, Distribution, and Administrative Expenses	136.5	129.0	7.5	5.8%
Percent of net sales	26.6%	25.7%
Operating Profit	$71.7	$59.7	$12.0	20.1%
Percent of net sales	14.0%	11.9%

Selling, distribution, and administrative expenses (“SD&A expenses”) were $136.5 million for the three months ended May 31, 2008 compared with $129.0 million in the prior-year period, which represented an increase of $7.5 million, or 5.8%. The third quarter of fiscal 2007 was favorably impacted by a $6.6 million pre-tax gain (net of related legal costs) resulting from a settlement for a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001. The remaining increase in SD&A expenses was due primarily to higher commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, in the third quarter of fiscal 2008 from the prior-year period. SD&A expenses were also negatively affected by an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates, which were partially offset by reductions in other general and administrative expenses due to cost containment programs. Merit-based and inflationary wage increases were fully offset by benefits from recent actions taken to streamline and simplify operations. The increase in SD&A expenses as a percentage of net sales for the three months ended May 31, 2008 compared with the prior year is due to the favorable commercial dispute resolved in the prior-year period.

Operating profit was $71.7 million (14.0% of net sales) for the three months ended May 31, 2008 compared with $59.7 million (11.9% of net sales) reported for the prior-year period, an increase of $12.0 million, or 20.1%. Operating profit margin increased 210 basis points to 14.0% compared with 11.9% in the year ago period. The prior year period operating profit benefited 130 basis points from the favorable legal settlement. The increase in operating profit margin in the third quarter of fiscal 2008 compared with the prior-year period was due to the increase in gross profit partially offset by the increase in SD&A expense described above.

Income from Continuing Operations before Provision for Taxes

	Three Months Ended May 31,		Increase (Decrease)	Percent Change
(in millions)	2008	2007
Operating Profit	$71.7	$59.7	$12.0	20.1%
Percent of net sales	14.0%	11.9%
Other Expense (Income)
Interest Expense, net	7.2	7.3	(0.1)	(1.4)%
Miscellaneous Expense (Income)	1.6	(0.3)	1.9	(633.3)%

Total Other Expense	8.8	7.0	1.8	25.7%
Income from Continuing Operations before Provision for Taxes	$62.9	$52.7	$10.2	19.4%
Percent of net sales	12.3%	10.5%

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange rate gain or loss. Interest expense, net, was $7.2 million and $7.3 million for the three months ended May 31, 2008 and 2007, respectively. Interest expense, net, decreased 1.4% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due primarily to greater interest income earned on higher invested cash balances. The fluctuation in miscellaneous expense (income) is primarily due to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

	Three Months Ended May 31,		Increase	Percent Change
(in millions)	2008	2007
Income from Continuing Operations before Provision for Taxes	$62.9	$52.7	$10.2	19.4%
Percent of net sales	12.3%	10.5%
Provision for Income Taxes	21.3	18.4	2.9	15.8%
Effective tax rate	33.9%	34.9%
Income from Continuing Operations	$41.7	$34.3	$7.4	21.6%

Income from continuing operations for the third quarter of fiscal 2008 increased $7.4 million to $41.7 million from $34.3 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 33.9% and 34.9% for the three months ended May 31, 2008 and 2007, respectively. The third quarter of fiscal 2008 benefited from a larger deduction representing a benefit from increased export of goods manufactured in the U.S. compared with the third quarter of fiscal 2007. The Company estimates that the effective tax rate for the year will be approximately 35.5%.

Results from Discontinued Operations and Net Income

	Three Months Ended May 31,		Increase (Decrease)	Percent Change
(in millions)	2008	2007
Income from Continuing Operations	$41.7	$34.3	$7.4	21.6%
(Loss) Income from Discontinued Operations, net of tax	(0.5)	4.4	(4.9)	(111.4)%
Net Income	$41.1	$38.7	$2.4	6.2%

Discontinued operations were impacted by additional tax reserves recorded during the third quarter. During the third quarter of fiscal 2007, income from discontinued operations was $4.4 million. Net income for the third quarter of fiscal 2008 increased $2.4 million to $41.1 million from $38.7 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations partially offset by the decrease in income from discontinued operations.

Nine Months of Fiscal 2008 Compared with Nine Months of Fiscal 2007

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the nine months ended May 31, 2008 with the nine months ended May 31, 2007:

	Nine Months Ended May 31,		Percent Change
(in millions)	2008	2007
Net Sales	$1,503.9	$1,424.4	5.6%
Gross Profit	603.4	534.2	13.0%
Percent of net sales	40.1%	37.5%
Operating Profit	187.3	152.9	22.5%
Percent of net sales	12.5%	10.7%
Income from Continuing Operations before Provision for Taxes	164.6	129.8	26.8%
Percent of net sales	10.9%	9.1%
Income from Continuing Operations	$106.7	$85.8	24.4%

Results from Continuing Operations

Net sales were $1,503.9 million for the nine months ended May 31, 2008 compared with $1,424.4 million reported in the prior-year period, an increase of $79.5 million, or 5.6%. For the nine months ended May 31, 2008, the Company reported income from continuing operations of $106.7 million (including a $9.1 million after-tax special charge for estimated costs the Company intends to incur to simplify and streamline its operations as a result of the Spin-off) compared with $85.8 million earned for the nine months ended May 31, 2008. Diluted earnings per share from continuing operations were $2.55 (including $0.21 loss related to the special charge) for the first nine months of 2008 as compared with $1.96 reported for the first nine months of 2007, an increase of 30.1%.

Net Sales

The Company estimates that an enhanced mix of products sold and improved pricing accounted for approximately half of the 5.6% increase in net sales. Favorable fluctuation in foreign currency exchange rates contributed approximately one percentage point of the increase in net sales in the first nine months of fiscal 2008. Mark Architectural Lighting also contributed approximately one percentage point of the increase in net sales in the first nine months of fiscal 2008. Increased shipments to the non-residential market partially offset by a decline in shipments to the residential market were the primary reason for the remaining increase in net sales in the first nine months of fiscal 2008 as compared with the first nine months of fiscal 2007.

Gross Profit

	Nine Months Ended May 31,		Increase	Percent Change
(in millions)	2008	2007
Net Sales	$1,503.9	$1,424.4	$79.5	5.6%
Cost of Products Sold	900.5	890.2	10.3	1.2%
Percent of net sales	59.9%	62.5%
Gross Profit	$603.4	$534.2	$69.2	13.0%
Percent of net sales	40.1%	37.5%

Gross profit margins increased 260 basis points to 40.1% of net sales for the nine months ended May 31, 2008 from 37.5% reported for the prior-year period. Gross profit increased $69.2 million, or 13.0% to $603.4 million for the nine months ended May 31, 2008 compared with $534.2 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, a greater mix of higher-margin products sold, incremental margins on overall volume growth, and the contribution of Mark Architectural Lighting. In addition, benefits from programs to improve productivity, delivery performance, and quality contributed to the increased profitability. These gains offset increases in raw material and component costs as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

	Nine Months Ended May 31,		Increase	Percent Change
(in millions)	2008	2007
Gross Profit	$603.4	$534.2	$69.2	13.0%
Percent of net sales	40.1%	37.5%
Selling, Distribution, and Administrative Expenses	401.4	381.3	20.1	5.3%
Special Charge	14.6	—	14.6	100.0%
Operating Profit	$187.3	$152.9	$34.4	22.5%
Percent of net sales	12.5%	10.7%

SD&A expenses were $401.4 million for the nine months ended May 31, 2008 compared with $381.3 million in the prior-year period, which represented an increase of $20.1 million, or 5.3%. More than half of the increase in SD&A expenses was due to higher commissions paid to the Company’s sales forces and agents, which typically vary directly with sales. Additionally, the first nine months of fiscal 2007 were favorably impacted by a $6.6 million pre-tax gain (net of related legal costs) resulting from a settlement for a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2001. The balance of the increase in SD&A expenses was due primarily to an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates partially offset by lower expenses for the Company’s share-based compensation plans and other general and administrative costs due to cost containment programs. Merit based and inflationary wage increases were fully offset by benefits from the recent actions taken to streamline and simplify operations.

Gross profit less SD&A expenses was $202.0 million in the first nine months of 2008 compared with $152.9 million in the prior-year period, which represented an increase of $49.1 million, or 32.1%. The increase was due to gross profit improvements partially offset by increased SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

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

Operating profit was $187.3 million (12.5% of net sales) for the nine months ended May 31, 2008 compared with $152.9 million (10.7% of net sales) reported for the prior-year period, an increase of $34.4 million, or 22.5%. Operating profit margin increased 180 basis points to 12.5% compared with 10.7% in the year ago period. The improvement in operating profit margin in the first nine months of fiscal 2008 compared with the prior-year period was due primarily to the increased gross profit noted above partially offset by the special charge and the favorable commercial dispute settlement in the prior-year period.

Income from Continuing Operations before Provision for Taxes

	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
(in millions)	2008	2007
Operating Profit	$187.3	$152.9	$34.4	22.5%
Percent of net sales	12.5%	10.7%
Other Expense (Income)
Interest Expense, net	21.3	23.1	(1.8)	(7.8)%
Miscellaneous Expense (Income)	1.5	(0.1)	1.6	(1600.0)%

Total Other Expense	22.8	23.1	(0.3)	(1.3)%
Income from Continuing Operations before Provision for Taxes	$164.6	$129.8	$34.8	26.8%
Percent of net sales	10.9%	9.1%

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange rate gain or loss. Interest expense, net, was $21.3 million and $23.1 million for the nine months ended May 31, 2008 and 2007, respectively. Interest expense, net, decreased 7.8% in the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007 due primarily to greater interest income earned on higher invested cash balances. The fluctuation in miscellaneous expense (income) is primarily due to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

	Nine Months Ended		Increase	Percent Change
(in millions)	2008	2007
Income from Continuing Operations before Provision for Taxes	$164.6	$129.8	$34.8	26.8%
Percent of net sales	10.9%	9.1%
Provision for Income Taxes	57.9	44.0	13.9	31.6%
Effective tax rate	35.2%	33.9%
Income from Continuing Operations	$106.7	$85.8	$20.9	24.4%

Income from continuing operations for the first nine months of fiscal 2008 increased $20.9 million to $106.7 million (including $9.1 million after-tax for the special charge) from $85.8 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 35.2% and 33.9% for the nine months ended May 31, 2008 and 2007, respectively. The current period tax rate was adversely affected by increased income in jurisdictions with higher rates. In addition, the first nine months of fiscal 2007 benefited from discrete items that did not recur in the first nine months of fiscal 2008 partially offset by a larger fiscal 2008 deduction representing a benefit from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for the year will be approximately 35.5%.

Results from Discontinued Operations and Net Income

(in millions)	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
	2008	2007
Income from Continuing Operations	$106.7	$85.8	$20.9	24.4%
(Loss) Income from Discontinued Operations, net of tax	(0.4)	10.8	(11.2)	(103.7)%
Net Income	$106.4	$96.6	$9.8	10.1%

The loss from discontinued operations for the first nine months of fiscal 2008 was $0.4 million, a decrease of $11.2 million from the prior-year period. The decrease was due primarily to the contribution of only two months of operating results in the first nine months of fiscal 2008 rather than a full nine month’s results in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off. Net income for the first nine months of fiscal 2008 increased $9.8 million to $106.4 million from $96.6 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations partially offset by the loss from discontinued operations.

Outlook

Acuity Brands delivered its 13th quarter in a row of record results from continuing operations. Benefits from programs implemented to create greater customer value and increase productivity contributed to these record results. In addition, the Company benefitted over the last few years from an increase in non-residential construction in North America, the Company’s primary market. However, various leading indicators such as employment, housing demand, bank lending standards, and commodity prices are signaling a slowdown in future non-residential construction activity. Accordingly, the Company anticipates unit sales growth to be challenging for the remainder of fiscal year 2008 and into 2009. The Company’s backlog at May 31, 2008 was $182 million, down 4% compared with the prior year. While positive factors such as a decline in past due orders and reduced lead times resulting from the Company’s improved delivery performance contributed to this decline, the Company has experienced a modest softness in incoming orders over the past couple of months and expect them to remain soft for the foreseeable future. In addition, the Company expects pressure on gross margins in the fourth quarter as a result of significant increases in commodity costs such as steel, aluminum, plastics and copper as well as higher freight costs due to the significant rise in the price of diesel fuel.

Despite these near-term economic challenges, the Company sees opportunity for continued performance improvement allowing it to meet or exceed its long-term financial goals including annual operating margin expansion, earnings growth, and cash flow generation. The Company believes these opportunities exist as a result of ongoing efforts to provide customers with superior value propositions, the creation of new and innovative products and services, and the expansion into new markets. The Company continues to invest and deploy resources to capitalize on growth opportunities in the renovation and relighting markets offering new proprietary energy-saving products and services to its customers while also providing an aesthetically superior lighting environment. Also, the Company sees growth opportunities by furthering its market presence such as its expansion into the New York City metropolitan area where the Company has historically had limited participation in this large and dynamic market.

Looking beyond 2008, management remains positive about future performance. Clearly, headwinds that prevail in certain markets will influence demand and escalating commodity costs are worrisome. While the Company announced a price increase ranging between three and ten percent effective in early May, the Company expects to announce additional price increases to help offset rising commodity prices. The Company intends to maintain its disciplined approach to pricing seeking to recover increases in its costs and to earn appropriate margins for its differentiated products and services. The Company also expects to realize benefits from its ongoing initiatives to introduce new and innovative products, improve productivity and contain costs. Past and future actions to create value for customers, to invest in associates to be more customer-focused and productive, and to more effectively deploy assets to generate greater returns for shareholders should enhance the Company’s opportunity to prosper over the long-term.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of the Company may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Such statements that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. Forward-looking statements made in this report include, without limitation, statements made relating to: (a) the Company’s expectations regarding liquidity based on cash on hand, availability under its existing financing arrangements, and current projections of net cash provided by operating activities; (b) liquidity needs including funding its operations as currently planned, making its anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of the Company’s outstanding common stock as authorized by the Company’s Board of Directors; (c) the planned spending of approximately $35.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2008; (d) optimism concerning performance in the remainder of fiscal year 2008 which the Company expects will benefit from the Company’s many continuous improvement efforts to enhance service to its customers and improve productivity and contain costs, including expected savings from recent reorganization efforts, from the introduction of new innovative and energy-efficient products and services, and from the Company’s pricing initiatives; (e) the Company’s ability to capitalize on growth opportunities in the renovation and relighting markets and in the New York City metropolitan area; and (f) the belief that the Company will meet or exceed all of its long-term financial goals including operating margin expansion, earnings growth, and cash flow generation.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. Information set forth in this report’s Note 9 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2008, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 9 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reflects activity related to equity securities purchased by the Company during the quarter ended May 31, 2008:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/08 – 03/31/08	116,700	$41.48	116,700	1,000,000
04/01/08 – 04/30/08	—	$—	—	1,000,000
05/01/08 – 05/31/08	—	$—	—	1,000,000

Total	116,700	$41.48	116,700	1,000,000

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 28).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 2, 2008	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 2, 2008	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 11		Computation of per share earnings.	Provided in Note 6 of the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share.”

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.