Form 10-K
period 2008-08-31
ACUITY BRANDS INC
filed 2008-10-27
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008.

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

Based on the closing price of the Registrant’s common stock of $44.41 as quoted on the New York Stock Exchange on February 29, 2008, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,812,828,413.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 40,366,011 shares as of October 23, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2008 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2008 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Overview

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. and other subsidiaries (collectively referred to herein as “the Company”). Acuity Brands was incorporated in 2001 under the laws of the State of Delaware. The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets.

The Company is one of the world’s leading providers of lighting fixtures for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional, industrial, infrastructure, and residential applications. The Company manufactures or procures lighting products in the United States, Mexico, Europe, and China. These products and related services are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, SpecLight®, Metal Optics®, Antique Street Lamps™, Synergy® Lighting Controls, SAERIS™ and ROAM®. As of August 31, 2008, the Company manufactures products in 13 plants in North America and three plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, electric utilities, municipalities, and lighting showrooms located in North America and select international markets. In North America, the Company’s products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the Company employs a sales force that utilizes distribution methods to meet specific individual customer or country requirements. In fiscal 2008, North American sales accounted for approximately 96% of net sales. See Note 13: Geographic Information of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

Specialty Products Business Spin-off

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

As a result of the Spin-off, Acuity Brands’ financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2—Discontinued Operations of the Notes to Consolidated Financial Statements.

Industry Overview

Based on industry sources, the Company estimates that in fiscal 2008 the size of the North American lighting and lighting-related fixture market was approximately $11.2 billion. This includes non-portable light fixtures (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting products, and emergency lighting fixtures. This market estimate excludes portable and vehicular lighting fixtures and related lighting components such as lighting ballasts. The U.S. market, which represents approximately 85% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent approximately 54% of the total North American lighting market. The remainder of the North American lighting market is made up of hundreds of smaller lighting manufacturers.

The Company operates in a highly competitive industry that is affected by volatility in a number of general business and economic factors, such as gross domestic product growth, employment, credit availability and commodity costs. The construction market, including non-residential, the Company’s primary market, as well as residential, is sensitive to the volatility of these general economic factors. Based on industry sources, the Company estimates that new construction and additions in fiscal 2008 accounted for approximately 83% of the non-residential market while alterations accounted for approximately 17%. This mix can vary over time depending on economic conditions. Construction spending on infrastructure projects such as highways, streets, and urban developments also has a material impact on the demand for the Company’s infrastructure-focused products. Demand for the Company’s lighting products sold though its retail channels are highly dependent on economic drivers such as consumer spending and discretionary income, along with housing construction and home improvement spending.

A growing source of demand for the lighting industry is being attributed to the renovation and replacement of lighting systems in existing buildings. The potential market size is estimated to be significant (possibly greater than $70 billion of installed base) due to square footage of existing non-residential buildings containing older, less efficient lighting systems.

The industry is influenced by the development of new lighting technologies including light emitting diode (“LED”), electronic ballasts, embedded controls, more effective optical designs, federal and state requirements for updated energy codes, and design technologies addressing sustainability. The traditional lighting manufacturers, including the Company, are offering product solutions based on these technologies utilizing internally developed, licensed, or acquired intellectual property. In addition, the traditional lighting manufacturers are experiencing competition from new smaller entrants with a focus on new technology based lighting solutions.

Consolidation remains a key trend in both the lighting and broader electrical industries leading to more extensive product offerings and increased globalization. Recent combinations among electrical distributors and the acquisition by Koninklijke Philips Electronics N.V. of The Gentlyte Group Incorporated are evidence of this trend.

Products

The Company produces a wide variety of lighting fixtures and related products and services used in the following applications:

•

Commercial & Institutional — Applications are represented by stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface and suspended lighting products, recessed downlighting, and track lighting, as well as special application lighting products. The outdoor areas associated with these application products are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Applications primarily include warehouses and manufacturing facilities, utilizing a variety of glass and acrylic high intensity discharge (“HID”) and fluorescent lighting products.

•	Infrastructure — Applications include highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, and sign lighting.

•	Residential — Applications are addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Other Applications & Products — Other products include emergency lighting fixtures, which are primarily used in non-residential buildings, and lighting control and flexible wiring systems.

•

Services — Applications include monitoring and controlling of lighting systems through machine to machine wireless network technology in the utility and municipality markets as well as energy audit and turn-key labor renovation and relight services in the commercial, industrial, retail, manufacturing, and warehousing markets.

Lighting fixtures for numerous applications in a multitude of industry segments accounted for approximately 85%, 86%, and 87% of total consolidated net sales for Acuity Brands in fiscal years 2008, 2007, and 2006, respectively. This does not include sales related to items such as wiring products, controls, poles, emergency lighting and services.

Sales and Marketing

Sales. The Company calls on customers in the North American market with separate sales forces targeted at delivering appropriate products and services to specific customer, channel, and geographic segments. As of August 31, 2008, these sales forces consist of approximately 240 company-employed salespeople and a network of approximately 160 independent sales agencies, each of which employs numerous salespeople. The Company also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.

Marketing. The Company markets its products to a multitude of end users through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the Internet and other electronic media. The Company owns and operates many training and display facilities, including its Center for Light + Space, a new direct sales and marketing office dedicated to serving the New York City lighting market. New York continues to grow in importance in the world of lighting, with its influence accelerating around the country and the world.

Customers

Customers of the Company include electrical distributors, retail home improvement centers, national accounts, electric utilities, utility distributors, municipalities, contractors, catalogs, and lighting showrooms. In addition, there are a variety of other professionals, which for any given project could represent a significant influence in the product specification process. These generally include contractors, engineers, architects, and lighting designers.

A single customer of Acuity Brands Lighting, The Home Depot, accounted for approximately 11%, 15%, and 15% of net sales of the Company during fiscal years 2008, 2007, and 2006, respectively. Approximately 90% of product purchased by The Home Depot is resold to end-users in the home improvement market as the Company serves both residential and commercial consumer needs of this customer. The remainder of product sourced to The Home Depot is installed in that retail center’s new and existing facilities. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.

Manufacturing

The Company operates 16 manufacturing facilities, including seven facilities in the United States, six facilities in Mexico, and three facilities in Europe. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, such as reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, sockets, and ballasts, are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The integration of local suppliers’ factories and warehouses also provides an opportunity to lower Company-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. Net sales of product manufactured by others currently accounts for approximately 22% of the Company’s net sales. Of total product manufactured by the Company, U.S. operations produce approximately 45%; Mexico produces approximately 51%; and Europe produces approximately 4%.

Management continues to focus on certain initiatives to make the Company more globally competitive. One of these initiatives relates to enhancing the Company’s global supply chain and includes the consolidation of certain manufacturing facilities into more efficient locations. Since the beginning of fiscal 2002, the Company has closed eleven manufacturing facilities which reduced the total square footage used for manufacturing by approximately 25%. This initiative resulted in increased production in international locations, primarily Mexico, and greater sourcing from the Company’s network of worldwide vendors.

Subsequent to fiscal 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. The impact of these actions will result in the closure of two manufacturing facilities and the downsizing of a third facility. These actions will allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.

Distribution

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Research and Development

Research and development efforts are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp, ballast, and LED manufacturers are maintained to understand technology enhancements and incorporate them in the Company’s fixture designs. For fiscal years 2008, 2007, and 2006, research and development expense totaled $30.3 million, $31.3 million, and $30.0 million, respectively.

Competition

The lighting equipment industry served by the Company is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality, product design, energy efficiency, customer relationships, and service capabilities. Primary competitors in the lighting industry include Cooper Industries Ltd., Hubbell Incorporated, and Koninklijke Philips Electronics N.V. The Company estimates that the four largest lighting manufacturers (including Acuity Brands Lighting, Inc.) have approximately a 54% share of the total North American lighting market.

The competitive landscape for the lighting and lighting-related fixture market continues to evolve. Consolidation remains a key trend. Certain broader and more global electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting and building automation products. In addition, there has been a growing number of new technology based lighting manufacturers offering LED product solutions to potentially compete with traditional lighting manufacturers.

Environmental Regulation

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company allocates considerable resources including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. See Item 3: Legal Proceedings for further discussion of environmental matters.

Raw Materials

The products produced by the Company require certain raw materials, including aluminum, plastics, electrical components, other petroleum-based materials and components, and certain grades of steel. For example, the Company purchases approximately 120,000 tons of steel and aluminum on an annual basis depending on various factors including product mix. The Company estimates that approximately 5% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately 3.5 million gallons of diesel fuel are consumed annually through the Company’s distribution activities. The Company purchases most raw materials on the open market and relies on third parties for providing certain finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods.

The Company does not currently engage in or expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to 12 months. Significant increases in the prices of the Company’s products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, there can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

The Company constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as ballasts), and finished goods.

Backlog Orders

The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The Company ships approximately 40% of sales orders during the month that those orders are placed. Sales order backlogs, believed to be firm as of August 31, 2008 and 2007, were $177.1 million and $170.3 million, respectively. This increase in backlog was influenced by orders placed in advance of a price increase that went in effect at the end of August 2008.

Patents, Licenses and Trademarks

The Company owns or has licenses to use various domestic and foreign patents and trademarks related to its products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to the products of Acuity Brands, are important factors for its businesses. To protect these proprietary rights, the Company relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of the Company. Management is not aware of any pending claims where the Company does not have the right to use any intellectual property material to the Company. While patents and patent applications in the aggregate are important to the competitive position of the Company, no single patent or patent application is material to the Company.

Seasonality and Cyclicality

The Company’s business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, as well as the annual budget cycles of major customers. Because of these seasonal factors, the Company has experienced, and generally expects to experience, its highest sales in the last two quarters of each fiscal year.

A significant portion of net sales relates to customers in the new construction and renovation industries, primarily for commercial and institutional applications. The new construction industry is cyclical in nature and subject to changes in general economic conditions. Volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.

International Operations

The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 55% of the products manufactured by the Company are manufactured outside the United States.

Of total product manufactured by the Company, approximately 51% is produced in Mexico. Most of these operations are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Many companies have established Maquiladora operations, increasing demand for labor, particularly skilled labor and professionals. This increase in demand, from new and existing Maquiladora operations, has resulted in increased labor costs and could result in future increased labor costs. The Company may be required to make additional investments in automated equipment to partially offset potential increases in labor and wage costs.

The Company’s initiatives to become more globally competitive include streamlining its global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased production in international locations, primarily Mexico, and will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.

For fiscal year 2008, net sales outside the U.S. represented approximately 11% of total net sales. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

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

Employees

Acuity Brands employs approximately 6,500 people, of whom approximately 3,700 are employed in the United States, 2,500 in Mexico, 20 in Canada, and 240 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 3,700 persons (including approximately 1,700 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a. Risk Factors

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 34. These risks include, without limitation:

Risks Related to the Business of Acuity Brands, Inc.

General business and economic conditions may affect demand for the Company’s products and services which could impact results from operations.

The Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as gross domestic product growth, employment, credit availability, and interest rates. The construction market in North America and Europe, including residential and non-residential sectors, are directly impacted by the general economic vitality of those regions, which, as of late October 2008, are experiencing a great deal of volatility. Therefore, declines in general economic activity negatively impact new construction and renovation projects, which in turn impact demand for the Company’s product and service offerings. The recent volatility in the economy has created a great deal of uncertainty in the Company’s key construction markets thus lowering demand while component and certain commodity prices remain high. Management expects these conditions to continue for the foreseeable future. The impact of these factors could adversely effect the Company’s financial position, results from operations, and cash flows.

Tightening credit conditions could impair the ability of the Company’s customers to effectively access capital markets, resulting in a negative impact on demand for the Company’s products and services.

The impact of tightening credit conditions has and could continue to impair customers of the Company ability to effectively access capital markets, resulting in a decline in construction, renovation, and relight projects. The inability of the Company’s customers to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and may adversely affect the Company’s results from operations and cash flow. The lack of credit availability as of the end of October 2008 has negatively impacted the Company’s results from operations by reducing orders from both residential and non-residential customers.

Acuity Brands is heavily dependent on the strength of construction activity.

Sales activity within the lighting equipment industry depends significantly on the level of activity in new construction, additions, and renovations. Demand for non-residential construction is driven by many factors, including but not limited to the general economic activity, availability of credit, fluctuation of interest rates, accessibility to public financing, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by the fluctuation of interest rates and the availability of credit as well as the supply of existing homes, price appreciation, and household formation rates. Significant decreases in either residential or non-residential construction activity could significantly impact the Company’s results of operations. During fiscal 2008, the Company experienced an estimated 3% decline in sales volume resulting from weakness in the residential market and reduced new store construction by certain large retailers. Construction market forecasts as of the end of October 2008 for fiscal 2009 by independent third parties project an upper single digit to lower double digit percent decline in unit volume year-over-year due to a forecasted decrease in U.S. construction activity.

Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials.

The Company utilizes a variety of raw materials and components in its production process including petroleum based chemicals, steel, copper, ballasts, and aluminum. For example, the Company purchases approximately 120,000 tons of steel and aluminum on an annual basis depending on various factors including product mix. The Company estimates that approximately 5% of the raw materials purchased are petroleum-based. Additionally, the Company estimates that approximately 3.5 million gallons of diesel fuel are consumed annually through the Company’s distribution activities. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to achieve operating margins acceptable to shareholders. There can be no assurance that future raw material price increases will be successfully passed through to customers. The Company sources these goods from a number of suppliers and is, therefore, reasonably insulated from risks affecting any one supplier. However, as a consequence of recent consolidation in the electrical industry, certain suppliers are becoming competitors, which could negatively impact, at least on a short term basis, the Company’s ability to access certain component parts. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price.

Acuity Brand’s results may be adversely affected by the Company’s ability to maintain pricing.

Aggressive competitive pricing by the Company’s primary competitors may affect the Company’s ability to achieve desired volume growth and profitability levels under its current pricing strategies. The Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the

Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more that the cost increases which could negatively impact gross margin percentages. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels, which could impact both revenue and gross margin growth.

Acuity Brands may experience difficulties in the consolidation of manufacturing facilities which could impact the shipments to customers and the ability to realize the expected savings from accelerated streamlining actions.

Subsequent to fiscal 2008, the Company announced plans to accelerate its ongoing programs to streamline operations through the consolidation of certain manufacturing facilities and the reduction of overhead costs. Upon completion of these actions, the Company expects to realize annualized benefits of more than $36 million. The Company will gain from such activity only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits and disrupt service to the customer.

Tightening credit conditions could impair the Company’s ability to effectively access capital markets.

Tightening credit conditions as well as changes in interest and foreign currency rates could impair the Company’s ability to effectively access capital markets. This could impair the Company’s ability to refinance debt as it becomes due or to acquire additional credit, if needed. Capital market conditions as of the end of October 2008 are in a state of flux and continued uncertainty could impair the ability of the financial institutions committed under the Company’s credit lines to fund borrowings under those lines. The inability to effectively access capital markets could adversely affect the Company’s profitable growth plans, financial position and results from operations.

Acuity Brands is subject to risks related to operations outside the United States.

The Company has substantial operations outside the United States. Net sales outside the United States represented approximately 11% of the Company’s total net sales for the fiscal year ended August 31, 2008. Furthermore, as of August 31, 2008, approximately 55% of the Company’s products were manufactured outside the United States. The Company’s operations as well as those of key vendors are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both the Company’s U.S. and non-U.S. operations, the Company faces risks related to its foreign operations including but not limited to foreign currency fluctuations; unstable political, economic, financial, and market conditions; trade restrictions; and increases in tariffs and taxes. Some of these risks have affected the business of Acuity Brands in the past and may have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows in the future.

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

Acuity Brands is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 million per occurrence, including product liability claims, and is fully self-insured for certain other types of claims, including environmental, product recall, commercial disputes, and patent infringement. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position or cash flows. In addition, Acuity Brands cannot guarantee that it will be able to maintain current levels of insurance coverage for all matters that are currently insured for costs that the Company considers reasonable. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.

Acuity Brands may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits.

The Company has previously endeavored, and may again endeavor to improve the business through strategic acquisitions and alliances. The Company will gain from such activity only to the extent that it can effectively leverage the assets, including personnel, and operating processes of the acquired businesses and alliances. Uncertainty is inherent within the acquisition and alliance process, and unforeseen circumstances arising from future acquisitions or alliances could offset their anticipated benefits. Any of these factors could adversely affect the Company’s results of operations, including its ability to generate positive operating cash flows.

Technological developments by competitors could affect the Company’s operating profit margins and sales volume.

The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies generated by others and the obtaining of appropriate patents, play a significant role in protecting Acuity Brands’ intellectual property and development activities. However, the continual development of new technologies (e.g., LEDs and lamp ballast systems) by existing and new source suppliers looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margin and desirable levels of volume.

Acuity Brands may be unable to sustain significant customer relationships.

Relationships forged with customers, including The Home Depot, which represents approximately 11% of the total net sales for fiscal year 2008, are directly impacted by the Company’s ability to deliver high quality products and service. Acuity Brands does not have a written contract obligating The Home Depot to purchase its products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm the Company’s sales and profitability. Innovation in design and technology achieved by competitors and implemented in their products could have a negative impact on customer acceptance of the Company’s products.

If Acuity Brands products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items and could be the target of product liability claims if consumers are injured.

The Company may need to recall some of its products if they are improperly designed, manufactured, packaged, or labeled. The Company’s quality control procedures relating to the raw materials, including packaging, that it receives from third-party suppliers, as well as the Company’s quality control procedures relating to its products after those products are designed, manufactured and packaged, may not be sufficient. Acuity Brands has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. Acuity Brands may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company. A significant product recall or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flow.

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

The market price of the Company’s common shares could fluctuate significantly for many reasons, including for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within Acuity Brands’ industry experience declines in their share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against the Company could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.

Risks Related to the Spin-off of Zep Inc.

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

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	12	4
Warehouses	—	4
Distribution Centers	1	5
Offices	7	25

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Total
Owned	6	5	1	12
Leased	1	1	2	4

Total	7	6	3	16

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain may continue to result in the consolidation of certain manufacturing facilities. However, the Company believes that the remaining facilities will have sufficient capacity to serve the current and projected needs of its customers.

Subsequent to fiscal 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. The impact of these actions will result in the closure of two manufacturing facilities and the downsizing of a third facility in the United States. These actions will allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI.” At October 23, 2008, there were 4,116 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2007
First Quarter	$54.48	$42.31	$0.15
Second Quarter	$60.18	$48.71	$0.15
Third Quarter	$62.16	$51.57	$0.15
Fourth Quarter	$66.89	$46.95	$0.15
2008
First Quarter	$54.42	$34.04	$0.15
Second Quarter	$48.61	$36.33	$0.13
Third Quarter	$53.91	$38.40	$0.13
Fourth Quarter	$53.74	$36.89	$0.13

Effective October 31, 2007, Acuity Brands completed the spin-off of Zep Inc. Prices per share after October 31, 2007 reflect the impact of the spin-off. Prices per share prior to October 31, 2007 do not reflect any adjustment as a result of the spin-off. As a result of the spin-off, Acuity Brands announced plans to pay quarterly dividends on its common stock at an initial annual rate of $0.52 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of Acuity Brands’ financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Acuity Brands board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The following table reflects activity related to equity securities purchased by the Company during the quarter ended August 31, 2008:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/01/08 – 6/30/08	—	$—	—	1,000,000
7/01/08 – 7/31/08	428,300	$39.82	428,300	571,700
8/01/08 – 8/31/08	59,400	$41.10	59,400	512,300

Total	487,700	$39.98	487,700	512,300

The maximum number of shares that may yet be purchased under the program equals 512,300. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of August 31, 2008.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2008. Amounts have been restated to reflect the specialty products business as discontinued operations as a result of the spin-off. Refer to Part 1 Item 1 above for additional information regarding the spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2008	2007*	2006*	2005*	2004*
	(In thousands, except per-share data)
Net sales	$2,026,644	$1,964,781	$1,841,039	$1,637,902	$1,580,498

Income from Continuing Operations	148,632	128,687	79,671	24,676	42,407
Income (loss) from Discontinued Operations	(377)	19,367	26,891	27,553	24,807

Net Income	148,255	148,054	106,562	52,229	67,214
Basic earnings per share from Continuing Operations	$3.66	$3.02	$1.82	$0.57	$1.01
Basic earnings (loss) per share from Discontinued Operations	(0.01)	0.45	0.61	0.64	0.59

Basic earnings per share	$3.65	$3.48	$2.43	$1.21	$1.60

Diluted earnings per share from Continuing Operations	$3.57	$2.93	$1.75	$0.55	$0.98
Diluted earnings (loss) per share from Discontinued Operations	(0.01)	0.44	0.59	0.62	0.57

Diluted earnings per share	$3.56	$3.37	$2.34	$1.17	$1.56

Cash and cash equivalents	297,096	213,674	80,520	86,740	11,070
Total assets*	1,408,691	1,617,867	1,444,116	1,442,215	1,356,452
Long-term debt (less current maturities)	203,953	363,877	363,802	363,737	381,662
Total debt	363,936	363,877	363,802	363,737	386,611
Stockholders’ equity	575,546	671,966	475,476	491,636	434,486
Cash dividends declared per common share	0.54	0.60	0.60	0.60	0.60

*	Total assets for years ended August 31, 2007, 2006, 2005, and 2004 include amounts related to discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2008 and 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as “the Company”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 6,500 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. As of August 31, 2008, the Company operates 16 manufacturing facilities and six distribution facilities along with four warehouses to serve its extensive customer base.

Acuity Brands completed the Spin-off of its specialty products business, Zep, on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation.

Strategy

Throughout 2008, Acuity Brands made significant progress towards key initiatives designed to enhance and streamline its operations, including its product development and service capabilities, to create a stronger, more effective organization that is capable of consistently achieving its long-term financial goals, which are as follows:

•	Generating operating margins in excess of 12%;

•	Growing earnings per share in excess of 15% per annum;

•	Providing a return on stockholders’ equity of 20% or better;

•	Maintaining the Company’s debt to total capitalization ratio below 40%; and

•	Generating cash flow from operations less capital expenditures that is in excess of net income.

To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure by eliminating non-value added activities, lowering transaction costs, and improving productivity; and introducing new and innovative products and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas as well as to create a culture that demands excellence through continuous improvement. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

Liquidity and Capital Resources

Principle sources of liquidity for Acuity Brands are cash on hand, operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of Acuity Brands to generate sufficient cash flow from operations and access certain capital markets, including borrowing from banks, is necessary for Acuity Brands to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of Acuity Brands’ outstanding common stock as authorized by the Company’s Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of August 31, 2008. The Company currently expects to invest approximately $35.0 to $40.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009. The Company expects to contribute approximately $3.8 million during fiscal year 2009 to fund its defined benefit plans. Barring any significant cash requirements for possible acquisitions, the Company currently intends to use cash on hand to pay off the $160 million in publicly traded notes that are scheduled to mature during the second quarter of fiscal 2009.

Looking beyond fiscal 2009, the Company has $200 million of public notes scheduled to mature during fiscal 2010. The Company believes that it will be able to either refinance or retire these notes as they come due based on current cash balances, the recently executed $250 million 5-year Revolving Credit Facility maturing in October 2012, and future cash provided by operations.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options, if any, to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During fiscal 2008, Acuity Brands received $4.5 million in cash from stock issuances in connection with stock option exercises and employee stock purchases and a cash dividend from Zep of $58.4 million as part of the Spin-off. These receipts were more than offset by returns to shareholders during the period in the form of repurchases of Acuity Brands’ common stock totaling $155.7 million and the payment of $22.5 million in dividends. Acuity Brands’ available cash position at August 31, 2008 was $297.1 million, an increase of $83.4 million from August 31, 2007. The increase in Acuity Brands’ available cash position was due primarily to the contribution from operating activities discussed below, the dividend received from Zep, and the proceeds from the exercise of stock options partially offset by the repurchase of stock, dividends paid, and capital investments.

The Company generated $221.8 million of net cash provided by operating activities from continuing operations during fiscal year 2008 compared with $208.7 million generated in the prior-year period, an increase of $13.1 million or 6.3%. Net cash provided by operating activities increased due primarily to higher income from continuing operations and the cash flow impact of decreased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and less prepayments and certain other current assets, partially offset by decreased accrued liabilities. Changes in operating working capital provided cash of approximately $22.8 million and $16.0 million during fiscal 2008 and 2007, respectively. The variance during fiscal 2008 is due primarily to improved collections of accounts receivable partially offset by lower accounts payable. The decrease in accrued liabilities during fiscal year 2008 is due in part to payments under the Company’s variable incentive plans and for periodic tax filings. Operating working capital as a percentage of net sales at the end of fiscal 2008 decreased to 10.3% from 11.8% in fiscal 2007. At August 31, 2008, the current ratio (calculated as total current assets divided by total current liabilities) of the Company was 1.4 compared with 1.8 at August 31, 2007.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $27.2 million and $31.5 million in fiscal year 2008 and 2007, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest approximately $35.0 to $40.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009. Barring any significant cash requirements for possible acquisitions, the Company currently intends to use cash on hand to pay off the $160 million in publicly traded notes that are scheduled to mature during the second quarter of fiscal 2009.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2008:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt(1)	$363,936	$159,983	$199,953	$—	$4,000
Interest Obligations(2)	136,030	28,774	37,123	17,417	52,716
Operating Leases(3)	51,361	14,801	21,566	11,182	3,812
Purchase Obligations(4)	155,829	153,259	2,560	10	—
Other Long-term Liabilities(5)	52,229	6,582	12,509	10,100	23,038

Total	$759,385	$363,399	$273,711	$38,709	$83,566

(1)

These amounts (which represent the amounts outstanding at August 31, 2008) are included in the Company’s Consolidated Balance Sheets. See Note 5: Debt and Lines of Credit for additional information regarding debt and other matters.

(2)

These amounts represent the expected future interest payments on debt held by the Company at August 31, 2008 and the Company’s loans related to its corporate-owned life insurance policies (“COLI”). The substantial majority of interest payments on debt included in this table is based on a fixed rate. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected on the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in Note 8: Commitments and Contingencies.
(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(5)

These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term incentive programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, stock price fluctuations, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations absent those contributions. See Note 4: Pension and Profit Sharing Plans for additional information.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of August 31, 2008, the Company had no borrowings under the Revolving Credit Facility discussed below. As of August 31, 2008, total debt outstanding of $363.9 million remained substantially unchanged from August 31, 2007 and consisted primarily of fixed-rate obligations.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2008 under the Revolving Credit Facility. At August 31, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million.

Acuity Brands has $160 million of public notes scheduled to mature during February 2009 and $200 million of public notes scheduled to mature in August 2010. The Company believes that it will be able to either refinance or retire these notes as they come due based on current cash balances, the recently executed $250 million 5-year Revolving Credit Facility maturing in October 2012, and future cash provided by operations. See Note 5: Debt and Lines of Credit of the Notes to Consolidated Financial Statements.

During fiscal year 2008, the Company’s consolidated stockholders’ equity decreased $96.5 million to $575.5 million at August 31, 2008 from $672.0 million at August 31, 2007. The decrease was due primarily to the distribution of Zep, the repurchase of outstanding common stock and the payment of dividends, partially offset by net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 38.7% and 35.1% at August 31, 2008 and August 31, 2007, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 10.4% at August 31, 2008 and 18.3% at August 31, 2007.

Dividends

Acuity Brands paid cash dividends on common stock of $22.5 million ($0.54 per share) during 2008 compared with $26.4 million ($0.60 per share) in 2007. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of Acuity Brands’ financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands’ board deems relevant.

Results of Operations

Fiscal 2008 Compared with Fiscal 2007

The following table sets forth information comparing the components of net income for the year ended August 31, 2008 with the year ended August 31, 2007:

($ in millions, except per-share data)	Years Ended August 31,		Increase (Decrease)		Percent Change
	2008	2007
Net Sales	$2,026.6	$1,964.8	$61.8		3.1%
Cost of Products Sold	1,210.8	1,220.5	(9.7)		(0.8)%

Gross Profit	815.8	744.3	71.5		9.6%

Percent of net sales	40.3%	37.9%	240	bp
Selling, Distribution, and Administrative Expenses	540.1	521.9	18.2		3.5%
Special Charge	14.6	—	14.6		100.0%

Operating Profit	261.1	222.4	38.7		17.4%

Percent of net sales	12.9%	11.3%	160	bp
Other Expense (Income)
Interest Expense, net	28.4	29.9	(1.5)		(5.0)%
Miscellaneous Expense (Income)	2.1	(1.6)	3.7		231.3%

Total Other Expense (Income)	30.5	28.3	2.2		7.8%

Income from Continuing Operations before Provision for Income Taxes	230.6	194.2	36.4		18.7%

Percent of net sales	11.4%	9.9%	150	bp
Provision for Taxes	81.9	65.5	16.4		25.0%

Effective tax rate	35.5%	33.7%
Income from Continuing Operations	148.6	128.7	19.9		15.5%
Income (Loss) from Discontinued Operations, net of tax	(0.4)	19.4	(19.8)		(102.1)%

Net Income	$148.3	$148.1	$0.2		0.1%

Diluted Earnings per Share from Continuing Operations	$3.57	$2.93	$0.64		21.8%

Results from Continuing Operations

Net sales were $2,026.6 million for fiscal 2008 compared with $1,964.8 million reported in the prior-year period, an increase of $61.8 million, or 3.1%. For fiscal 2008, the Company reported income from continuing operations of $148.6 million (including a $9.1 million after-tax special charge for estimated costs the Company incurred to simplify and streamline its operations as a result of the Spin-off) compared with $128.7 million earned in fiscal 2007. Diluted earnings per share from continuing operations were $3.57 (including $0.21 loss related to the special charge) for fiscal 2008 as compared with $2.93 reported for fiscal 2007, an increase of 21.8%.

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

Net Sales

The 3.1% increase in net sales is due primarily to an enhanced mix of products sold and improved pricing. The Company’s sales and profitability continue to benefit from a disciplined approach to pricing and a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features, such as more energy efficiency and an improved lighting experience. The Company estimates that greater shipments of the Company’s products both for new construction and relighting of existing non-residential buildings, excluding large retailers, increased by approximately 2% in fiscal year 2008 compared with 2007, partially offset by an approximately 3% decline in volume resulting from weakness in the residential market and reduced new store openings by certain large retailers. The Mark Architectural Lighting acquisition contributed approximately $18.0 million incrementally to net sales for fiscal 2008. Additionally, favorable foreign currency fluctuation added approximately $19.1 million to the increase in net sales in fiscal 2008.

Gross Profit

Gross profit margins increased 240 basis points to 40.3% of net sales for fiscal 2008 from 37.9% reported for the prior-year period. Gross profit increased $71.5 million, or 9.6% to $815.8 million for fiscal 2008 compared with $744.3 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing and a greater mix of higher-margin products sold. In addition, benefits from the contribution of Mark Architectural Lighting and programs to improve productivity and quality contributed to the increased profitability. These gains offset increases in costs for raw materials, components, and freight as well as increases associated with employee wages and related benefits and freight costs.

Operating Profit

Selling, Distribution, and Administrative (“SD&A”) expenses were $540.1 million for fiscal 2008 compared with $521.9 million in the prior-year period, which represented an increase of $18.2 million, or 3.5%. Approximately half of the increase in SD&A expenses was due to higher commissions paid to the Company’s sales forces and agents, which typically vary directly with sales. Additionally, fiscal 2007 was favorably impacted by a $6.6 million pre-tax gain (net of related legal costs) resulting from a settlement for a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal year 2002. The balance of the increase in SD&A expenses was due primarily to an increase in the Company’s investment in product marketing and development activities and the impact from fluctuations in foreign currency exchange rates partially offset by lower expenses for the Company’s other general and administrative costs due to cost containment programs. Merit based and inflationary wage increases were fully offset by benefits from the actions taken during fiscal 2008 to streamline and simplify operations.

Gross profit less SD&A expenses was $275.7 million in fiscal 2008 compared with $222.4 million in the prior-year period, which represented an increase of $53.3 million, or 24.0%. The increase was due to gross profit improvements partially offset by increased SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

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

Operating profit was $261.1 million for fiscal 2008 compared with $222.4 million reported for the prior-year period, an increase of $38.7 million, or 17.4%. Operating profit margin increased 160 basis points to 12.9% compared with 11.3% in the year-ago period. The improvement in operating profit in fiscal 2008 compared with the prior-year period was due primarily to the increased gross profit noted above, partially offset by the $14.6 million special charge and the $6.6 million favorable commercial dispute settlement in the prior-year period.

Income from Continuing Operations before Provision for Taxes

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange rate gain or loss. Interest expense, net, was $28.4 million and $29.9 million for fiscal 2008 and 2007, respectively. Interest expense, net, decreased 5.0% in fiscal 2008 compared with fiscal 2007 due primarily to greater interest income earned on higher invested cash balances, partially offset by lower short-term interest rates. The fluctuation in miscellaneous expense (income) is primarily due to the impact of exchange rates on foreign currency transactions and other non-operating items.

Provision for Income Taxes and Income from Continuing Operations

Income from continuing operations for fiscal 2008 increased $19.9 million to $148.6 million (including $9.1 million after-tax for the special charge) from $128.7 million reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 35.5% and 33.7% for fiscal 2008 and 2007, respectively. The current period tax rate was adversely affected by taxes related to the repatriation of foreign cash and increased income in jurisdictions with higher tax rates. The Company estimates that the effective tax rate for fiscal 2009 will be approximately 35.5%.

Results from Discontinued Operations and Net Income

The loss from discontinued operations for fiscal 2008 was $0.4 million, a decrease of $19.8 million from the prior-year period income of $19.4 million. The decrease was due primarily to the contribution of only two months of operating results in fiscal 2008 rather than a full year in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off.

Net income for fiscal 2008 increased $0.2 million to $148.3 million from $148.1 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations, partially offset by the results from discontinued operations.

Fiscal 2007 Compared with Fiscal 2006

The following table sets forth information comparing the components of net income for the year ended August 31, 2007 with the year ended August 31, 2006:

($ in millions, except per-share data)	Years Ended August 31,		Increase (Decrease)		Percent Change
	2007	2006
Net Sales	$1,964.8	$1,841.0	$123.8		6.7%
Cost of Products Sold	1,220.5	1,188.2	32.3		2.7%

Gross Profit	744.3	652.8	91.5		14.0%

Percent of net sales	37.9%	35.5%	240	bp
Selling, Distribution, and Administrative Expenses	521.9	500.4	21.5		4.3%
Impairment Charge	—	0.3	(0.3)		(100.0)%

Operating Profit	222.4	152.1	70.3		46.2%

Percent of net sales	11.3%	8.3%	300	bp
Other Expense (Income)
Interest Expense, net	29.9	33.0	(3.1)		(9.4)%
Miscellaneous Expense (Income)	(1.6)	0.3	(1.9)		(633.3)%

Total Other Expense (Income)	28.3	33.3	(5.0)		(15.0)%

Income from Continuing Operations before Provision for Taxes	194.2	118.8	75.4		63.5%

Percent of net sales	9.9%	6.5%	340	bp
Provision for Taxes	65.5	39.2	26.3		67.1%

Effective tax rate	33.7%	33.0%
Income from Continuing Operations	128.7	79.7	49.0		61.5%
Income from Discontinued Operations, net of tax	19.4	26.9	(7.5)		(27.9)%

Net Income	$148.1	$106.6	$41.5		38.9%

Diluted Earnings per Share from Continuing Operations	$2.93	$1.75	$1.18		67.4%

Results from Continuing Operations

Net sales were $1,964.8 million in 2007 compared with $1,841.0 million reported in 2006, an increase of $123.8 million, or 6.7%. For the year ended August 31, 2007, the Company reported income from continuing operations of $128.7 million compared with $79.7 million earned in 2006. Diluted earnings per share from continuing operations were $2.93 in 2007 as compared with $1.75 reported in 2006, an increase of 67.4%.

Net Sales

The Company reported net sales of $1,964.8 million and $1,841.0 million for the years ending August 31, 2007, and 2006, respectively, an increase of $123.8 million, or 6.7%. The increase in net sales was due primarily to higher selling prices, enhanced mix of products sold, sales of new products, and increased shipments due largely to volume growth in key non-residential markets. More than three quarters of the increase in net sales was due to improved pricing and an enhanced mix of product sold. Pricing actions taken by the Company were made necessary by increases in raw material and component costs as well as inflationary cost increases. Net sales also benefited from favorable foreign currency fluctuation of $7.4 million. Additionally, operations of the newly acquired Mark Architectural Lighting contributed $3.5 million to the growth in net sales during fiscal 2007. The purchase of Mark Architectural Lighting is discussed further in Note 10: Acquisitions of the Notes to Consolidated Financial Statements.

Gross Profit

Gross profit margins increased to 37.9% of net sales in 2007 from 35.5% in 2006. Gross profit increased $91.5 million, or 14.0% to $744.3 million in 2007 compared with $652.8 million in 2006. The improvement in gross profit and gross profit margin was largely attributable to improved pricing, incremental margins on overall volume growth, and an enhanced mix of products sold including new, more energy efficient products introduced over the last three years. These gains more than offset raw materials and component cost increases in excess of $20 million as well as increases in costs associated with employee wages and related benefits.

Operating Profit

SD&A expenses increased $21.5 million, or 4.3%, to $521.9 million in 2007 compared to $500.4 million in 2006. The increase was primarily due to an increase in costs that typically vary with sales including commissions paid to the Company’s sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers; and by increased costs related to efforts to improve productivity and customer service. SD&A expenses were also negatively affected by merit based and inflationary wage increases as well as an increase in the cost of the Company’s property and casualty insurance programs. These increases were partially offset by the favorable impact in fiscal 2007 of a $6.6 million pre-tax gain (net of related legal costs) pertaining to a commercial dispute involving reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal 2002. While SD&A expenses were higher in 2007 than 2006, SD&A expenses declined 60 basis points as a percentage of sales during the same period.

Operating profit increased $70.3 million, or 46.2% in 2007 to $222.4 million from $152.1 million reported in 2006. Operating profit margins advanced approximately 300 basis points to 11.3% in 2007 from 8.3% in 2006. This increase is primarily due to the increase in gross profit discussed above partially offset by the increase in SD&A expenses.

Income from Continuing Operations before Provision for Taxes

Other expense for Acuity Brands was made up primarily of interest expense and other non-operating items. Interest expense, net, was $29.9 million and $33.0 million in 2007 and 2006, respectively. Interest expense, net, decreased 9.4% in 2007 compared with 2006 due primarily to greater interest income earned on higher invested cash balances. Miscellaneous expense (income) consists primarily of gain or loss on foreign currency transactions and other non-operating items.

Provision for Income Taxes and Income from Continuing Operations

Income from continuing operations for 2007 increased $49.0 million to $128.7 million from $79.7 million reported in 2006. The increase in net income resulted primarily from the above-noted increase in operating profit and decrease in other expense, partially offset by higher tax expense.

The effective income tax rate reported by the Company was 33.7% and 33.0% in 2007 and 2006, respectively. The 2007 tax rate was adversely affected by an increase in certain costs that are not deductible when computing taxable income including professional fees associated with the anticipated spin-off of the specialty products business.

Results from Discontinued Operations and Net Income

Income from discontinued operations for 2007 decreased $7.5 million to $19.4 million from $26.9 million reported in 2006. The decrease was due primarily to the adverse impact of costs associated with environmental matters affecting the specialty products business. In May 2007, the specialty products business recorded a $5.0 million pre-tax charge representing the Company’s best estimate of costs associated with a company-initiated remediation plan for groundwater contamination identified at Zep’s primary manufacturing facility located in Atlanta, Georgia. In June 2007, the Company reached final resolution with regard to a previously disclosed investigation into certain of Zep’s environmental practices, and a $1.8 million charge was recorded during the year by the specialty products business in connection with this settlement. Additionally, discontinued operations incurred $2.1 million in professional fees related to the spin-off transaction.

Net income for fiscal 2007 increased $41.5 million to $148.1 million from $106.6 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations offset by the decrease in income from discontinued operations.

Outlook

The performance of Acuity Brands, like most companies, is influenced by a multitude of factors including the health of the economic environment. Today, it is clear many of the major economies and financial markets throughout the world are experiencing unprecedented volatility, creating uncertainty both for consumers and businesses. This situation is exacerbated by political uncertainties in many countries, including the United States. The vitality of the Company’s business is determined by underlying economic factors such as employment levels, credit availability, consumer demand, commodity costs and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, the current conditions make it difficult to forecast the direction or intensity of future economic activity. This is evidenced by some independent third party forecasting entities in late October 2008 adjusting their projections for non-residential construction in North America to be down upper single digit to lower double digit percentage points in unit volume year-over-year due to a forecasted decrease in spending as a result of these weak economic conditions and tighter lending requirements. While the Company’s backlog at August 31, 2008 increased 4% to $177.1 million from a comparable $170.3 million at the end of the prior year, management believes the increase was influenced by orders placed in advance of a price increase that went into effect at the end of August 2008, which could adversely affect orders during the first quarter of fiscal 2009. As a result of the economic uncertainty noted above, the Company is currently experiencing softness in incoming orders and expects orders to remain soft for the foreseeable future due to contracting North American and European construction activity.

In addition, during much of fiscal 2008, the Company experienced significantly rising component and commodities prices, particularly for steel and petroleum. Prices on these commodities have recently declined somewhat, though management expects a high degree of volatility in pricing for these products to continue which could pressure the Company’s margins. While the Company has taken and expects to continue to take actions to recover higher component, raw material and freight costs through price increases, management does not believe competitive market forces will allow the Company to pass on more than these expected cost increases or to significantly retain current pricing on commodity sensitive products should those specific commodity costs sharply decline.

To meet these market challenges and to better realize the opportunities, the Company is accelerating its continuous improvement efforts to streamline and enhance operations, reducing spending in certain areas and accelerating investments in others offering greater growth potential. The Company intends to record a special cash charge of approximately $17 million in the first quarter of fiscal 2009 related to the planned consolidation of certain manufacturing operations and a reduction in workforce. As a part of the manufacturing consolidation, the Company also expects to incur an additional non-cash charge for the impairment of assets related to the closing of two manufacturing facilities and the downsizing of a third facility; however, the amount of such charge has not been determined at this time.

The Company expects to realize benefits from these streamlining actions during fiscal year 2009 that will exceed the amount of the cash charge incurred. Upon completing the planned consolidation of the manufacturing operations, which is scheduled to be finished by the fiscal fourth quarter of 2009, the Company expects to realize annualized benefits of more than $36 million. These actions will directly impact approximately 800 personnel including both manufacturing positions and salaried positions in mostly non-customer interfacing areas of the business. These planned actions will enable the Company to redeploy and invest resources in other areas where the Company believes it can create greater value for all stakeholders and accelerate profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, relighting, and customer connectivity. In addition, as part of these growth initiatives management expects to introduce more new products during the coming year than in any other period in its history, many of which will incorporate LED technology.

The Company continues to invest and deploy resources to capitalize on growth opportunities in the renovation and relight markets offering new proprietary energy-efficient products and services to customers while also providing an aesthetically superior lighting environment. Management also sees opportunities to expand market presence in key markets, such as the New York City metropolitan area where the Company has historically had limited participation in this large and dynamic market. The Company expects cash flow from operations to remain strong in 2009 and intends to invest between $35 million and $40 million in capital expenditures during the year. Also, the Company estimates the annual tax rate to approximate 35.5% for 2009.

Looking ahead to 2009 and beyond, management believes its focus on improving productivity, accelerating investments to introduce more innovative and energy-efficient products, expanding market presence in key sectors such as the renovation and relight markets, and enhancing services to customers will provide growth opportunities which will enable Acuity Brands to outperform the market. Additionally, management believes these actions and investments will position the Company to meet or exceed its long-term financial goals.

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met prior to the acquisition date. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations, and therefore, the impact cannot be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option; therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date to August 31 will result in an adjustment to retained earnings of approximately $0.9 million. This adjustment will be recorded during the first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis are effective for the Company on September 1, 2008. The adoption of these provisions of SFAS No. 157 did not have a impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on September 1, 2009. The Company does not expect the adoption of these provisions to have a material impact on its results of operations and financial position.

Accounting Standards Adopted in Fiscal 2008

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was therefore effective for the Company in the first quarter of fiscal year 2008. For additional information about the impact of FIN 48 on the Company’s results of operations and financial position, refer to Note 11: Income Taxes of the Notes to Consolidated Financial Statements.

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

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See Note 3: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

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

Long-Lived and Intangible Assets and Goodwill

Acuity Brands reviews goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the long-lived asset below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow.

Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flows from operations.

Specifically, Acuity Brands has three unamortized trade names with an aggregate carrying value of approximately $73.6 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. Accordingly, an impairment charge would be recorded at that time. At August 31, 2008, the estimated fair value of the Company’s trade names exceeds the aggregate carrying values of those assets.

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates calculated are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.

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

Share-Based Compensation Expense

On September 1, 2005, Acuity Brands adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. Acuity Brands adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for Acuity Brands’ stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in Note 7: Share Based Payments of Notes to Consolidated Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Acuity Brands recorded $12.0 million, $11.1 million, and $11.4 million of share-based expense in continuing operations for the years ended August 31, 2008, 2007, and 2006, respectively. Amounts recorded for share-based expense in discontinued operations were $2.2 million and $2.6 million for the years ended August 31, 2007 and 2006, respectively.

SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and Acuity Brands continues to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments recognized in fiscal 2008, 2007 and 2006 has been reduced for estimated forfeitures. Acuity Brands’ assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2008 there was $24.9 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. As of August 31, 2008, there was $2.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.8 years. The cumulative effect of adoption of SFAS No. 123(R) in fiscal 2006 was insignificant to Acuity Brands’ result of operations. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 3 and 7 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

Product Warranty and Recall Costs

The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to recalls due to faulty components provided by third parties, historical warranty costs have been within expectations. However, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results and cash flow in future periods.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks of Acuity Brands.

Interest Rates. Interest rate fluctuations expose the variable-rate debt of Acuity Brands to changes in interest expense and cash flows. The variable-rate debt of Acuity Brands, primarily long-term industrial revenue bonds, amounted to $4.0 million at August 31, 2008. Based on outstanding borrowings at year end, a 10% increase in market interest rates at August 31, 2008, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the $359.9 million publicly traded fixed-rate notes, the Company’s primary debt. A 10% increase in market interest rates at August 31, 2008, would have decreased the estimated fair value of these notes by approximately $2.4 million. See Note 5 of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of Acuity Brands are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a portion of products sold are sourced from the United States. A hypothetical decline in the Canadian dollar of 10% would negatively impact operating profit by approximately $8.0 million. Also, a portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $5.0 million. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in the Company’s foreign markets.

Commodity Prices. Acuity Brands utilizes a variety of raw materials and components in its production process including petroleum based products, steel, and aluminum. For example, the Company purchases approximately 120,000 tons of steel and aluminum per year on an annual basis depending on various factors including product mix. The Company estimates that approximately 5% of the raw materials purchased are petroleum-based and that approximately 3.5 million gallons of diesel fuel are consumed annually. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to maintain or increase operating margins.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated October 24, 2008 appears on page 39 of this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel	Richard K. Reece
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, during the year ended August 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R).”

As discussed in Note 3 to the consolidated financial statements, during the year ended August 31, 2006, the Company began recording share-based expense in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

October 24, 2008

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2008 of Acuity Brands, Inc. and our report dated October 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

October 24, 2008

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31, 2008	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$297,096	$213,674
Accounts receivable, less reserve for doubtful accounts of $1,640 at August 31, 2008 and $1,361 at August 31, 2007	268,971	295,544
Inventories	145,725	146,536
Deferred income taxes	18,251	14,773
Prepayments and other current assets	26,104	38,853
Current assets related to discontinued operations	—	158,182

Total Current Assets	756,147	867,562

Property, Plant, and Equipment, at cost:
Land	9,501	9,286
Buildings and leasehold improvements	126,450	121,327
Machinery and equipment	334,641	314,030

Total Property, Plant, and Equipment	470,592	444,643
Less — Accumulated depreciation and amortization	309,086	282,632

Property, Plant, and Equipment, net	161,506	162,011

Other Assets:
Goodwill	342,306	352,945
Intangible assets	129,319	118,774
Deferred income taxes	2,226	1,731
Defined benefit plan intangible assets	1,078	2,587
Other long-term assets	16,109	22,274
Long-term assets related to discontinued operations	—	89,983

Total Other Assets	491,038	588,294

Total Assets	$1,408,691	$1,617,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$159,983	$—
Accounts payable	205,776	210,402
Accrued compensation	67,463	64,147
Accrued pension liabilities, current	1,252	1,268
Other accrued liabilities	88,092	109,944
Current liabilities related to discontinued operations	—	84,635

Total Current Liabilities	522,566	470,396
Long-Term Debt	203,953	363,877

Accrued Pension Liabilities, less current portion	26,686	22,043

Deferred Income Taxes	23,983	17,437

Self-Insurance Reserves, less current portion	8,853	8,657

Other Long-Term Liabilities	47,104	44,167

Long-Term Liabilities related to discontinued operations	—	19,324

Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,689,408 issued and 40,201,708 outstanding at August 31, 2008; and 49,323,225 issued and 43,314,625 outstanding at August 31, 2007	497	493
Paid-in capital	626,435	611,701
Retained earnings	366,904	313,850
Accumulated other comprehensive loss	(22,819)	(9,513)
Treasury stock, at cost, 9,487,700 shares at August 31, 2008 and 6,008,600 at August 31, 2007	(395,471)	(244,565)

Total Stockholders’ Equity	575,546	671,966

Total Liabilities and Stockholders’ Equity	$1,408,691	$1,617,867

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2008	2007	2006
Net Sales	$2,026,644	$1,964,781	$1,841,039
Cost of Products Sold	1,210,849	1,220,466	1,188,202

Gross Profit	815,795	744,315	652,837
Selling, Distribution, and Administrative Expenses	540,097	521,892	500,426
Impairment Charge	—	—	292
Special Charge	14,638	—	—

Operating Profit	261,060	222,423	152,119
Other Expense (Income):
Interest expense, net	28,415	29,851	33,017
Miscellaneous expense (income), net	2,095	(1,614)	279

Total Other Expense	30,510	28,237	33,296

Income from Continuing Operations before Provision for Income Taxes	230,550	194,186	118,823
Provision for Income Taxes	81,918	65,499	39,152

Income from Continuing Operations	148,632	128,687	79,671
Income (Loss) from Discontinued Operations	(377)	19,367	26,891

Net Income	$148,255	$148,054	$106,562

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$3.66	$3.02	$1.82
Basic Earnings (Loss) per Share from Discontinued Operations	(0.01)	0.45	0.61

Basic Earnings per Share	$3.65	$3.48	$2.43

Basic Weighted Average Number of Shares Outstanding	40,655	42,585	43,884

Diluted Earnings per Share from Continuing Operations	$3.57	$2.93	$1.75
Diluted Earnings (Loss) per Share from Discontinued Operations	(0.01)	0.44	0.59

Diluted Earnings per Share	$3.56	$3.37	$2.34

Diluted Weighted Average Number of Shares Outstanding	41,609	43,897	45,579

Dividends Declared per Share	$0.54	$0.60	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2008	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$148,255	$148,054	$106,562
Less: Income (Loss) from Discontinued Operations	(377)	19,367	26,891

Income from Continuing Operations	148,632	128,687	79,671
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	33,840	31,348	30,688
Excess tax benefits from share-based payments	(5,022)	(15,360)	(17,282)
Loss (gain) on the sale of property, plant, and equipment	177	(845)	692
Deferred income taxes	2,573	2,534	2,343
Other non-cash charges	5,355	8,958	7,287
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	26,573	(2,352)	(29,635)
Inventories	811	17,678	6,010
Prepayments and other current assets	12,749	(5,120)	(4,619)
Accounts payable	(4,626)	707	18,594
Other current liabilities	(10,903)	45,621	24,475
Other	11,644	(3,151)	6,288

Net Cash Provided by Operating Activities	221,803	208,705	124,512

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(27,166)	(31,457)	(23,443)
Proceeds from the sale of property, plant, and equipment	198	1,618	4,717
Acquisition of business	(3,500)	(43,523)	—

Net Cash Used for Investing Activities	(30,468)	(73,362)	(18,726)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(8)	—	—
Employee stock purchase plan issuances	509	741	272
Stock options exercised	4,039	25,756	61,202
Repurchases of common stock	(155,650)	(44,963)	(194,858)
Excess tax benefits from share-based payments	5,022	15,360	17,282
Dividend received from Zep	58,379	—	—
Dividends	(22,466)	(26,359)	(26,854)

Net Cash Used for Financing Activities	(110,175)	(29,465)	(142,956)

Cash flows from Discontinued Operations:
Net Cash Provided by Operating Activities	4,250	31,442	35,035
Net Cash Used for Investing Activities	(410)	(5,121)	(4,932)
Net Cash Used for Financing Activities	(2,333)	(647)	(473)

Net Cash Provided by Discontinued Operations	1,507	25,674	29,630

Effect of Exchange Rate Changes on Cash	755	1,602	1,320

Net Change in Cash and Cash Equivalents	83,422	133,154	(6,220)
Cash and Cash Equivalents at Beginning of Year	213,674	80,520	86,740

Cash and Cash Equivalents at End of Year	$297,096	$213,674	$80,520

Supplemental Cash Flow Information:
Income taxes paid during the year	$84,381	$51,356	$40,946
Interest paid during the year	34,847	34,304	34,184

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

					Accumulated Other Comprehensive Income (Loss) Items			Unearned Compensation on Restricted Stock
	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Minimum Pension Liability	Currency Translation Adjustment	Treasury Stock		Total
Balance, August 31, 2005	—	$450	$476,034	$112,447	$(34,571)	$(31)	$—	$(12,536)	$541,793
Comprehensive income:
Net income	$106,562	—	—	106,562	—	—	—	—	106,562
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $146)	5,387	—	—	—	—	5,387	—	—	5,387
Minimum pension liability adjustment (net of tax benefit of $7,708)	12,723	—	—	—	12,723	—	—	—	12,723

Other comprehensive income	18,110

Comprehensive income	$124,672

Amortization, issuance, and forfeitures of restricted stock grants		1	18,749	—	—	—	—	—	18,750
Reversal of prior recorded Unearned Compensation on Restricted Stock		—	(12,536)	—	—	—	—	12,536	—
Employee Stock Purchase Plan issuances		—	272	—	—	—	—	—	272
Cash dividends of $0.60 per share paid on common stock		—	—	(26,854)	—	—	—	—	(26,854)
Stock options exercised		30	61,172	—	—	—	—	—	61,202
Repurchases of common stock		—	—	—	—	—	(194,858)	—	(194,858)
Tax effect on stock options and restricted stock		—	17,282	—	—	—	—	—	17,282

Balance, August 31, 2006		$481	$560,973	$192,155	$(21,848)	$5,356	$(194,858)	$—	$542,259
Comprehensive income:
Net income	$148,054	—	—	148,054	—	—	—	—	148,054
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	4,550	—	—	—	—	4,550	—	—	4,550
Minimum pension liability adjustment (net of tax of $6,415)	11,404	—	—	—	11,404	—	—	—	11,404

Other comprehensive income	15,954

Comprehensive income	$164,008

Impact of adopting SFAS 158 (net of tax of $5,015)					(8,975)				(8,975)
Amortization, issuance, and forfeitures of restricted stock grants		(1)	8,884	—	—	—	—	—	8,883
Employee Stock Purchase Plan issuances		—	741	—	—	—	—	—	741
Cash dividends of $0.60 per share paid on common stock		—	—	(26,359)	—	—	—	—	(26,359)
Stock options exercised		13	25,743	—	—	—	—	—	25,756
Repurchases of common stock		—	—	—	—	—	(49,707)	—	(49,707)
Tax effect on stock options and restricted stock		—	15,360	—	—	—	—	—	15,360

Balance, August 31, 2007		$493	$611,701	$313,850	$(19,419)	$9,906	$(244,565)	$—	$671,966

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME — (Continued)

(In thousands, except share and per-share data)

					Accumulated Other Comprehensive Income (Loss) Items			Unearned Compensation on Restricted Stock
	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Minimum Pension Liability	Currency Translation Adjustment	Treasury Stock		Total
Comprehensive income:
Net income	$148,255	—	—	148,255	—	—	—	—	148,255
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	5,012	—	—	—	—	5,012	—	—	5,012
Minimum pension liability adjustment (net of tax of $2,457)	(6,508)	—	—	—	(6,508)	—	—	—	(6,508)

Other comprehensive loss	(1,496)

Comprehensive income	$146,759

Impact of spin-off of specialty products		—	—	(71,553)	—	(11,810)	—	—	(83,363)
Impact of adopting FIN 48		—	—	(1,182)	—	—	—	—	(1,182)
Amortization, issuance, and forfeitures of restricted stock grants		2	5,166	—	—	—	—	—	5,168
Employee Stock Purchase Plan issuances		—	509	—	—	—	—	—	509
Cash dividends of $0.54 per share paid on common stock		—	—	(22,466)	—	—	—	—	(22,466)
Stock options exercised		2	4,037	—	—	—	—	—	4,039
Repurchases of common stock		—	—	—	—	—	(150,906)	—	(150,906)
Tax effect on stock options and restricted stock		—	5,022	—	—	—	—	—	5,022

Balance, August 31, 2008		$497	$626,435	$366,904	$(25,927)	$3,108	$(395,471)	$—	$575,546

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. formerly known as Acuity Lighting Group, Inc. and other subsidiaries (collectively referred to herein as “the Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets.

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2 — Discontinued Operations.

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.

Note 2: Discontinued Operations

As described in Note 1 — Description of Business and Basis of Presentation, the Company completed the Spin-off of the specialty products business on October 31, 2007. Summarized financial information for discontinued operations relating to the specialty products business is as follows:

August 31, 2007
Cash and cash equivalents	$9,142
Accounts receivable, net	93,102
Inventories	45,534
Other current assets	10,404

Current Assets related to Discontinued Operations	158,182
Property, Plant & Equipment	51,727
Goodwill and Other Intangibles	31,982
Other Long-Term Assets	6,274

Long-Term Assets related to Discontinued Operations	89,983
Current maturities of long-term debt	(296)
Accounts payable	(36,774)
Other accrued liabilities	(47,565)

Current Liabilities related to Discontinued Operations	(84,635)
Long-Term Debt, less current maturities	(7,150)
Other Long-Term Liabilities	(12,174)

Long-Term Liabilities related to Discontinued Operations	(19,324)
Accumulated Other Comprehensive Income Items	(13,316)

Net Assets related to Discontinued Operations	$130,890

A summary of the operating results for the discontinued operations is as follows:

	Years Ended August 31,
	2008	2007	2006
Net Sales	$97,755	$565,887	$552,084

Income before Provision for Income Taxes	$2,946	$33,701	$44,930
Provision for Income Taxes	3,323	14,334	18,039

Net Income (Loss) from Discontinued Operations	$(377)	$19,367	$26,891

The loss from discontinued operations for fiscal 2008 was $0.4 million, a decrease of $19.8 million from the prior-year period. The decrease was due primarily to the contribution of only two months of operating results in fiscal 2008 rather than a full year in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial advice and other professional fees to complete the Spin-off.

In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Pursuant to the distribution agreement, Zep drew on its financing arrangements and paid a $62.5 million dividend to the Company, which was subject to adjustment based on the actual cash flow performance of Zep prior to the Spin-off. A dividend adjustment of approximately $4 million plus interest was disbursed to Zep by the Company during the third quarter of fiscal 2008 resulting in a reduction of the dividend received from Zep. Information regarding guarantees and indemnities related to the Spin-off are included in Note 8 — Commitments and Contingencies.

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Income in accordance with Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which in most instances requires such costs be recorded as a reduction of revenue.

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

For the Company’s turn key labor renovation and relight services, revenue is earned on installation services and lighting fixtures. Revenue is recognized for the service and fixtures in the period that the installation of the fixtures is completed.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $35.2 million and $46.6 million at August 31, 2008 and 2007, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2007. Additionally, net sales to The Home Depot accounted for approximately 11%, 15%, and 15% of net sales of Acuity Brands in fiscal years 2008, 2007, and 2006, respectively.

Reclassifications

Certain prior-period amounts have been reclassified to conform to current year presentation.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2008	2007
Raw materials and supplies	$66,919	$56,954
Work in progress	12,508	12,744
Finished goods	76,470	86,400

	155,897	156,098
Less: Reserves	(10,172)	(9,562)

	$145,725	$146,536

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2008		August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$13,000	$(3,936)	$13,000	$(3,504)
Distribution network	53,000	(16,047)	53,000	(14,281)
Other	18,926	(9,237)	11,500	(7,746)

Total	$84,926	$(29,220)	$77,500	$(25,531)

Unamortized trade names	$73,613		$66,805

The Company amortizes trademarks associated with specific products with finite lives and the distribution network over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years and customer relationships that is amortized over its estimated useful life of 5 years. Unamortized intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests unamortized intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by SFAS No. 142, Goodwill and Other Intangible Assets. This analysis did not result in an impairment charge during fiscal years 2008, 2007, or 2006. The Company recorded amortization expense of $3.7 million, $3.2 million and $3.2 million related to intangible assets with finite lives during fiscal years 2008, 2007, and 2006, respectively. Amortization expense is expected to be approximately $4.0 million in fiscal years 2009, 2010, and 2011 and $3.0 and $2.2 million in fiscal years 2012 and 2013, respectively. The decrease in expected amortization expense in fiscal year 2012 is due to the completion of the amortization of patented technology assets during fiscal year 2011. The decrease in fiscal year 2013 is due to the completion of the amortization of the customer relationship during fiscal year 2012.

The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2007	$352,945
Mark Architectural Lighting Acquisition(1)	(10,926)
Currency translation adjustments	287

Balance as of August 31, 2008	$342,306

(1)

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Lighting Fixture Company, Inc. (“Mark Architectural Lighting”). The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the allocation of the purchase price to the Mark Architectural Lighting acquired assets and liabilities during fiscal 2008. The purchase of Mark Architectural Lighting is discussed further in Note 10 of the Notes to Consolidated Financial Statements.

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair value is determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2008, 2007, or 2006.

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2008	2007
Long-term investments(1)	$5,078	$12,079
Debt issue costs	341	429
Assets held for sale	3,989	3,989
Miscellaneous(2)	6,701	5,777

	$16,109	$22,274

(1)

Long-term investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2007 was due primarily to payments made to certain participants in these deferred compensation arrangements and a decrease in the market value of the assets.

(2)

Miscellaneous — In fiscal 2007 the Company began capitalizing certain costs associated with the development of marketable light monitoring and control service technologies in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company also capitalized costs associated with securing the right to use intellectual property developed by others in connection with these service technologies. These capitalized costs are amortized over a five year useful life. The majority of the balance in the miscellaneous line item depicted in the above listed tabular disclosure is reflective of capitalizable costs incurred on behalf of these initiatives.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2008	2007
Deferred compensation and postretirement benefits other than pensions(1)	$35,659	$41,831
Director deferred compensation plan	550	504
Postemployment benefit obligation(2)	387	387
FIN 48 Liability, including interest(3)	7,696	—
Miscellaneous	2,812	1,445

	$47,104	$44,167

(1)

Postretirement benefits other than pensions — The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations. See Note 7 to the Notes to Consolidated Financial Statements for more information regarding these plans.

(2)

Postemployment benefit obligation — SFAS No. 112, Employers’ Accounting for Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Acuity Brands’ accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

(3)

The Company adopted FIN No. 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 effective September 1, 2007. See Note 11 to the Notes to Consolidated Financial Statements for more information.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $84.6 million, $83.3 million, and $85.4 million in fiscal years 2008, 2007, and 2006, respectively.

Share-Based Compensation

The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires compensation cost relating to share-based payment transactions to be recognized in financial statements and that this cost be measured based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. Effective September 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (see Note 7 — Share Based Payments of Notes to Consolidated Financial Statements for further discussion of these plans). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $12.0 million, $11.1 million, and $11.4 million of share-based expense continuing operations for the years ending August 31, 2008, 2007, and 2006, respectively. Amounts recorded for share-based expense in discontinued operations were $2.2 million and $2.6 million for the years ended August 31, 2007 and 2006, respectively. The total income tax benefit recognized in continuing operations for share-based compensation arrangements was $4.3 million, $3.9 million, $4.0 million for the years ended August 31, 2008, 2007, and 2006, respectively. The total income tax benefit recognized for share-based compensation arrangements in discontinued operations was less than $1 million in both fiscal 2007 and 2006. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $5.0 million, $15.4 million, and $17.3 million were included in financing activities in the Company’s Statements of Cash Flows for the years ended August 31, 2008, 2007, and 2006.

See Note 7 — Share-Based Payments of Notes to Consolidated Financial Statements for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 5 to 15 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter. Depreciation expense amounted to $29.7 million, $28.1 million, and $27.5 million during the fiscal years 2008, 2007, and 2006, respectively.

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, are expensed as incurred. Research and development expenses amounted to $30.3 million, $31.3 million, and $30.0 million during the fiscal years 2008, 2007, and 2006, respectively.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These costs totaled $7.6 million, $7.6 million, and $8.2 million during fiscal years 2008, 2007, and 2006, respectively.

Service Arrangements with Customers

The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $5.1 million, $5.4 million, and $5.6 million in fiscal years 2008, 2007, and 2006, respectively. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Income in accordance with EITF Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Gains or losses resulting from foreign currency transactions are included in Miscellaneous expense (income), net in the Consolidated Statements of Income and were income of $2.3 million, expense of $0.2 million, and expense of $0.1 million in fiscal years 2008, 2007, and 2006, respectively.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term borrowings, and loans collateralized by assets related to the Acuity Brands company-owned life insurance program, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2008	2007	2006
Interest expense	$34,749	$34,303	$34,243
Interest income	(6,334)	(4,452)	(1,226)

Interest expense, net	$28,415	$29,851	$33,017

Interest expense, net related to discontinued operations was $0.3 million, $0.3 million and $0.2 million during the fiscal years 2008, 2007, and 2006, respectively.

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions and other non-operating items.

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met prior to the acquisition date. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations, and therefore, the impact cannot be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option and, therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date to August 31 will result in an adjustment to retained earnings of approximately $0.9 million. This adjustment will be recorded in during the first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis are effective for the Company on September 1, 2008. The adoption of these provisions of SFAS No. 157 did not have a impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on September 1, 2009. The Company does not expect the adoption of these provisions to have a material impact on its results of operations and financial position.

Accounting Standards Adopted in Fiscal 2008

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was therefore effective for the Company in the first quarter of fiscal year 2008. For additional information about the impact of FIN 48 on the Company’s results of operations and financial position, refer to Note 11 — Income Taxes.

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

Note 4: Pension and Profit Sharing Plans

Acuity Brands has several pension plans, both qualified and non-quailifed, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Acuity Brands makes annual contributions to the plans to the extent indicated by actuarial valuations and required by ERISA or foreign regulatory requirements. Plan assets are invested primarily in equity and fixed income securities.

Effective August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2008 and 2007, subsequent to the adoption of SFAS No. 158. The values of the below listed amounts were measured as of May 31, 2008 and 2007, respectively:

	Domestic Plans August 31,		International Plans August 31,
	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$110,788	$103,610	$37,551	$35,029
Service cost	2,812	2,420	70	71
Interest cost	6,451	6,275	1,980	1,804
Actuarial loss (gain)	(2,977)	5,807	663	(920)
Benefits paid	(6,573)	(7,324)	(656)	(484)
Other	—	—	(3,741)	2,051

Benefit obligation at end of year	$110,501	$110,788	$35,867	$37,551

Change in Plan Assets:
Fair value of plan assets at beginning of year	$96,190	$83,719	$29,734	$23,699
Actual return on plan assets	237	13,318	(1,618)	3,683
Employer contributions	3,021	6,477	1,370	1,234
Benefits paid	(6,573)	(7,324)	(656)	(415)
Other	—	—	(2,813)	1,533

Fair value of plan assets at end of year	$92,875	$96,190	$26,017	$29,734

Funded status at end of year:
Funded Status	$(17,625)	$(14,598)	$(9,850)	$(7,817)
Employer contributions from measurement date to fiscal year end	607	1,691	8	—

Net amount recognized in Consolidated Balance Sheets	$(17,018)	$(12,907)	$(9,842)	$(7,817)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$1,078	$2,587	$—	$—
Current liabilities	(1,176)	(1,194)	(76)	(74)
Non-current liabilities	(16,920)	(14,300)	(9,766)	(7,743)

Net amount recognized in Consolidated Balance Sheets	$(17,018)	$(12,907)	$(9,842)	$(7,817)

Accumulated Benefit Obligation	$108,541	$108,928	$32,857	$35,214

Amounts in accumulated other comprehensive income:
Prior service cost	$(412)	$(436)	$—	$—
Net actuarial loss	(28,039)	(24,387)	(12,340)	(9,400)

Accumulated other comprehensive income	$(28,451)	$(24,823)	$(12,340)	$(9,400)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$29	$24	$—	$—
Net actuarial loss	1,154	884	609	380

Incremental effect of adopting SFAS No. 158:
Increase in assets	N/A (1)	$2,410	N/A (1)	$—
Increase in liabilities	N/A (1)	1,116	N/A (1)	2,282
Decrease in accumulated other comprehensive income	N/A (1)	11,720	N/A (1)	2,270
Increase in deferred tax asset	N/A (1)	4,379	N/A (1)	636

(1)

These disclosures are required by and the underlying amounts have been measured in accordance with SFAS No. 158, which the Company adopted during fiscal 2007. The disclosures are not applicable for periods after the adoption of this pronouncement.

The fair value of plan assets associated with certain of the Company’s domestic defined benefit plans did not exceed those plans’ projected and accumulated benefit obligations in fiscal 2008 and 2007. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were, as of August 31, 2008, $90.1 million, $88.2 million, and $71.4 million, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were, as of August 31, 2007, and $68.2 million, $66.3 million, and $51.8 million, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $35.9 million, $32.9 million, and $26.0 million, respectively, as of August 31, 2008, and $37.6 million, $35.2 million, and $29.7 million, respectively, as of August 31, 2007.

Components of net periodic pension cost for the fiscal years ended August 31, 2008, 2007, and 2006 included the following:

	Domestic Plans			International Plans
	2008	2007	2006	2008	2007	2006
Service cost	$2,812	$2,420	$2,779	$70	$71	$55
Interest cost	6,451	6,275	6,035	1,980	1,804	1,409
Expected return on plan assets	(8,058)	(7,099)	(6,444)	(2,292)	(1,777)	(1,145)
Amortization of prior service cost	24	26	52	—	—	—
Amortization of transitional asset	—	—	(108)	—	—	—
Recognized actuarial loss	884	1,051	2,255	373	599	579

Net periodic pension cost	$2,113	$2,673	$4,569	$131	$697	$898

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2008	2007	2008	2007
Discount rate	6.3%	6.0%	5.7%	5.4%
Rate of compensation increase	5.5%	5.5%	4.7%	4.1%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	6.3%	5.3%	5.4%	5.0%	5.0%
Expected return on plan assets	8.5%	8.5%	8.5%	7.4%	7.3%	6.8%
Rate of compensation increase	5.5%	5.5%	5.5%	4.1%	3.8%	3.5%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point reduction in the discount rate would result in additional net periodic pension cost of approximately $1.0 million for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 30 basis points in 2008, which contributed to the change in net periodic pension cost associated with those plans. The increase in service and interest costs associated with the lower discount rate were offset by increased expected return on assets due to higher asset balances. The discount rate used in computing the net periodic pension cost for the Company’s international plans increased 40 basis points in 2008 over the prior year, resulting in lower net periodic pension cost. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.9 million and $0.3 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2008, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2008, the international asset target allocation was 86% equity securities, 12% fixed income securities, and 2% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2008 and 2007 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2008	2007	2008	2007
Equity securities	53.6%	54.7%	84.0%	83.1%
Fixed income securities	40.6%	38.8%	14.1%	14.8%
Real estate	5.8%	6.5%	1.9%	2.1%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $2.6 million and $1.2 million to its domestic and international defined benefit plans, respectively, during 2009. These amounts are based on the total contributions needed during 2009 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.

Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2009	$6,145	$465
2010	6,111	482
2011	6,262	532
2012	6,478	602
2013	6,732	722
2014-2018	38,841	5,071

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $5.5 million in 2008, $5.5 million in 2007, and $4.7 million in 2006. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2008, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $7.3 million, which represented approximately 3.4% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

Note 5: Debt and Lines of Credit

Debt

The Company’s debt at August 31, 2008 and 2007 consisted of the following:

	August 31,
	2008	2007
6% notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $17 in 2008 and $59 in 2007	$159,983	$159,941
8.375% notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $47 in 2007 and $72 in 2006	199,953	199,928
Other notes	4,000	4,008

	363,936	363,877
Less — Amounts payable within one year included in current liabilities	159,983	—

	$203,953	$363,877

Future annual principal payments of long-term debt are as follows for fiscal years ending August 31:

Amount
2009	$159,983
2010	199,953
2011	—
2012	—
2013	—
Thereafter	4,000

$363,936

Acuity Brands and its principal operating subsidiary, Acuity Brands Lighting, Inc. are the obligors of the notes. Because the $160 million and the $200 million notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. However, based on comparison of notes of similar size, ratings, and tenor, the fair values of the $160 million and $200 million notes are believed to approximate $160.8 million and $210.3 million, respectively at August 31, 2008. Excluding the $160 million and $200 million notes, debt recorded in the accompanying Consolidated Balance Sheets approximates fair value based on similar instruments with similar terms and average maturities. As of August 31, 2008, the notes were guaranteed by the subsidiary, Acuity Brands Lighting, Inc. The guarantee of the subsidiary was full and unconditional and joint and several. Acuity Brands has no independent assets or operations (as defined by Regulation S-X 3-10(h)(5)), and each subsidiary of Acuity Brands, other than Acuity Brands Lighting, Inc., is “minor” (as defined by Regulation S-X 3-10(h)(6)). Furthermore, there are no significant restrictions on the ability of Acuity Brands or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Other notes consist of a $4.0 million industrial revenue bond maturing in 2021. The industrial revenue bonds are tax-exempt variable rate instruments that reset on a weekly basis. The interest rates were approximately 1.9% and 4.0% for the $4.0 million bond at August 31, 2008 and 2007, respectively.

Lines of Credit

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”) that replaced the $200 million revolving credit facility scheduled to mature in January 2009. During the first quarter of fiscal year 2008, the Company wrote off $0.3 million in deferred financing costs as additional interest expense in connection with this replacement. The new Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2008 under the Revolving Credit Facility. At August 31, 2008, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorganChase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the Eurodollar Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, as of August 31, 2008 and 2007, the Applicable Margin was 0.41% and 0.50%, respectively. During fiscal years 2008 and 2007, commitment fees were computed at a rate of 0.09% and 0.125%, respectively, and commitment fees paid during each of those years were $0.2 million and $0.3 million, respectively.

At August 31, 2008, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At August 31, 2008, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

The Company maintained an agreement to borrow, on an ongoing basis, funds secured by undivided interests in a defined pool of trade accounts receivable through the fourth quarter of fiscal 2008. On October 19, 2007, the Company entered into a receivables facility agreement (the “Receivables Facility”) to replace the previous agreement in preparation for the Spin-off of Zep. The Receivables Facility was for a one-year period. The Receivables Facility allowed for borrowings of funds up to $75 million, on an ongoing basis, secured by undivided interests in a defined pool of trade accounts receivable. Interest rates under the Receivables Facility varied with asset-backed commercial paper rates plus an applicable margin. The commitment fees on the Receivables Facility were 0.125% per annum on the average unused balances. No amounts were outstanding under the Receivables Facility at August 31, 2007. The Company terminated the Receivables Facility during the fourth quarter of fiscal 2008 due to several factors including the reduced interest savings afforded by the Receivables Facility in the current credit market environment as well as the Company’s liquidity position.

None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

Note 6: Common Stock and Related Matters

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

Common Stock

Changes in common stock for the years ended August 31, 2008, 2007, and 2006 were as follows:

	Common Stock
	Shares	Amount
	(in thousands)
Balance, August 31, 2005	44,977	$450
Issuance of restricted stock grants, net of forfeitures	128	1
Employee stock purchase plan issuances	7	—
Stock options exercised	2,951	30

Balance, August 31, 2006	48,063	481
Issuance of restricted stock grants, net of forfeitures	(3)	(1)
Stock options exercised	1,263	13

Balance, August 31, 2007	49,323	$493
Issuance of restricted stock grants, net of forfeitures	154	2
Stock options exercised	212	2

Balance, August 31, 2008	49,689	$497

Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock. At August 31, 2008, the Company had repurchased 9.5 million shares at a cost of $395.5 million. All repurchased shares were accounted for at cost and were recorded as treasury stock at the fiscal year-ends.

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, 5,000,000 of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2008 and 2007.

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

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2008, 2007, and 2006:

	Years Ended August 31,
	2008	2007	2006
Basic earnings per share from continuing operations:
Income from continuing operations	$148,632	$128,687	$79,671
Basic weighted average shares outstanding	40,655	42,585	43,884

Basic earnings per share from continuing operations	$3.66	$3.02	$1.82

Diluted earnings per share from continuing operations:
Income from continuing operations	$148,632	$128,687	$79,671
Basic weighted average shares outstanding	40,655	42,585	43,884
Common stock equivalents (stock options and restricted stock)	954	1,312	1,695

Diluted weighted average shares outstanding	41,609	43,897	45,579

Diluted earnings per share from continuing operations	$3.57	$2.93	$1.75

Basic earnings (loss) per share from discontinued operations:
(Loss) Income from discontinued operations	$(377)	$19,367	$26,891
Basic weighted average shares outstanding	40,655	42,585	43,884

Basic (loss) earnings per share from discontinued operations	$(0.01)	$0.45	$0.61

Diluted earnings (loss) per share:
(Loss) Income from discontinued operations	$(377)	$19,367	$26,891
Basic weighted average shares outstanding	40,655	42,585	43,884
Common stock equivalents (stock options and restricted stock)	954	1,312	1,695

Diluted weighted average shares outstanding	41,609	43,897	45,579

Diluted (loss) earnings per share from discontinued operations	$(0.01)	$0.44	$0.59

Note 7: Share-Based Payments

Long-term Incentive and Directors’ Equity Plans

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel. An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards. The Amended Plan was further amended in October 2007, including the release of the remaining 2.0 million shares and an increase of an additional 500,000 shares. In addition to the Amended Plan, in November 2001 the Company adopted the Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors.

Restricted Stock Awards

Under the Amended Plan, in November 2007 the Company awarded approximately 302,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2008, approximately 295,000 shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $2.4 million in fiscal 2008.

Under the Amended Plan, in September 2006 the Company awarded approximately 408,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2008, approximately 238,000 shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $3.4 million and $3.2 million in fiscal 2008 and 2007, respectively. Compensation expense recognized in discontinued operations related to this award was $0.8 million in fiscal 2007.

Under the Amended Plan, in December 2005 the Company awarded approximately 132,000 shares of restricted stock to officers and other key employees. The shares vest over a four-year period. At August 31, 2008, approximately 46,000 shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $0.6 million, $0.8 million, and $0.5 million in fiscal 2008, 2007 and 2006, respectively. Compensation expense recognized in discontinued operations related to this award was $0.2 million and $0.1 million in fiscal 2007 and 2006, respectively.

In January 2005, the Company awarded approximately 306,000 shares of restricted stock to certain officers and other key employees under the Amended Plan. The shares vest over a four-year period. At August 31, 2008, approximately 50,000 shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $1.1 million, $1.2 million, and $1.1 million in fiscal 2008, 2007, and 2006, respectively. Compensation expense recognized in discontinued operations related to this award was $0.3 million and $0.4 million in fiscal 2007 and 2006, respectively.

In December 2003, the Company awarded approximately 420,000 shares of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period. Participants could elect to defer payments under this time-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 150,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006, deferrals will be distributed in shares of Common Stock rather than in cash. At August 31, 2008, no shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $0.5 million, $1.4 million, and $1.4 million in fiscal 2008, 2007 and 2006, respectively. Compensation expense recognized in discontinued operations related to this award was $0.4 million in both fiscal 2007 and 2006.

In December 2002, the Company reserved approximately 490,000 shares of performance-based restricted stock for issuance to officers and other key employees under the Plan. The shares are issued in 25% increments upon the achievement of at least two of three progressive defined performance measures and the completion of related target years (as defined in the agreement). The performance measures relate to specified levels of debt reduction, cumulative earnings per share measured at each fiscal quarter-end for the trailing four quarters, and stock price targets. The shares vest at the later of (a) determination by the Compensation Committee of the Board of Directors that at least two of the three performance measures are achieved or (b) November 30 of the specified target year. Originally, approximately two-thirds of the value of the restricted shares at the vesting date was paid to the participants in unrestricted shares of the Company and the remainder was paid in cash to offset taxes on the award. This provision was eliminated in August 2005 by an amendment to the award agreement that provides for the entire award to be payable in shares. Participants could elect to defer payments under this performance-based restricted stock plan into a separate deferred compensation plan. If shares were deferred into the deferred compensation plan, the value of the restricted shares was converted to share units that ultimately would be paid in cash. Approximately 110,000 shares were deferred into the deferred compensation plan. As discussed further in the Share Units section of this footnote, effective June 2006, deferrals will be distributed in shares of Common Stock rather than in cash. As of August 31, 2008, no shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $0.1 million, and $1.6 million in fiscal 2007 and 2006, respectively. Compensation expense recognized in discontinued operations related to this award was $0.5 million in fiscal 2006.

Prior to November 30, 2001, Acuity Brands was a wholly-owned subsidiary of National Service Industries, Inc. (“NSI”) owning and operating the lighting equipment and specialty products businesses. Acuity Brands was spun off from NSI into a separate publicly traded company with its own management and Board of Directors through a tax-free distribution (“NSI Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands on November 30, 2001.

In October 2000, NSI reserved approximately 240,000 shares of performance-based restricted stock for issuance to officers and other key employees. Under this award, restricted shares are granted in 20% increments when the Company’s stock price equals or exceeds certain stock price targets for thirty consecutive calendar days (the vesting start date) and vest ratably in four equal annual installments beginning one year from the vesting start date. At the time of the NSI Distribution and in accordance with the employee benefits agreement, each employee of Acuity Brands holding outstanding shares of NSI restricted stock received a dividend of one Acuity Brands restricted share for each NSI restricted share held. Acuity Brands restricted shares received as a dividend on NSI restricted stock are subject to the same restrictions and terms, including vesting provisions, of the NSI restricted stock. Restricted share awards that had not reached a vesting start date, and their related stock price targets, were converted to Acuity Brands restricted share awards in the same manner as stock options. Shares that have not reached a vesting start date expire five years from the date of the grant. All other terms of the converted grants remain the same as those in effect immediately prior to the NSI Distribution. As of August 31, 2008, approximately 14,000 shares were outstanding under this award. Compensation expense recognized in continuing operations related to this award was $0.2 million, $0.3 million, and $1.4 million in fiscal 2008, 2007, and 2006, respectively. Compensation expense recognized in discontinued operations related to this award was $0.1 million and $0.5 million in fiscal 2007 and 2006, respectively.

Additionally, the Company awarded restricted stock to certain employees on an individual basis in fiscal 2008, 2007, and 2006. As of August 31, 2008, approximately 122,000 shares related to these awards were outstanding. Compensation expense recognized in continuing operations related to these awards was $1.4 million, $1.1 million, and $0.2 million in fiscal 2008, 2007, and 2006, respectively. Compensation expense recognized in discontinued operations related to these awards was $0.4 million and $0.2 million in fiscal 2007 and 2006, respectively.

Restricted stock transactions for the restricted stock agreements during the years ended August 31, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at August 31, 2007	952	$36.56
Granted	343	$41.34
Vested	(443)	$31.18
Forfeited	(105)	$40.68

Outstanding at August 31, 2008	747	$41.88

As of August 31, 2008, there was $24.9 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended August 31, 2008 and 2007, was approximately $17.8 million and $12.9 million, respectively.

Stock Options

Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2008, approximately 120,000 shares had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 3,800,000 at August 31, 2008. Shares available for grant under all plans were 1,700,000 and 2,200,000 at August 31, 2007 and 2006. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Director Stock Option Plan has been frozen with respect to future awards effective January 1, 2007.

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

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2008	2007	2006
Dividend yield	1.1%	1.6%	2.2%
Expected volatility	36.4%	35.0%	43.0%
Risk-free interest rate	4.0%	4.6%	4.4%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options granted	$13.90	$15.01	$12.21

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2008, 2007, and 2006 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(share data in thousands)		(share data in thousands)
Outstanding at August 31, 2005	5,557	$21.70	4,604	$20.87
Granted	140	$33.10
Exercised	(2,992)	$21.16
Cancelled	(49)	$28.60

Outstanding at August 31, 2006	2,656	$22.78	2,028	$21.31
Granted	155	$45.62
Exercised	(1,298)	$21.50
Cancelled	(15)	$31.30

Outstanding at August 31, 2007	1,498	$26.18	1,196	$23.08
Spin Conversion	194	$21.69
Granted	166	$40.29
Exercised	(211)	$19.67
Cancelled	(49)	$25.42

Outstanding at August 31, 2008	1,598	$23.78	1,283	$20.26

Range of option exercise prices:
$10.00 – $15.00 (average life –2.9 years)	376	$12.14	376	$12.14
$15.01 – $20.00 (average life –4.6 years)	258	$19.47	258	$19.47
$20.01 – $25.00 (average life –5.9 years)	333	$22.27	333	$22.27
$25.01 – $30.00 (average life –5.9 years)	261	$26.06	241	$26.02
$30.01 – $40.00 (average life –8.5 years)	370	$38.41	75	$36.33

The total intrinsic value of options exercised during the years ended August 31, 2008 and 2007 was $9.7 million and $41.5 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2008 was $31.5 million, $31.3 million, and $29.8 million, respectively. As of August 31, 2008, there was $2.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan

Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1,500,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1,100,000 shares remain available as of August 31, 2008. Employees may participate at their discretion.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals will be valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2008, approximately 155,000 share units were accounted for in this plan.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares will be valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2008 approximately 91,000 fully vested share units were accounted for in this plan.

Treatment of Stock Options, Restricted Stock Awards, and Restricted Stock Units pursuant to the Spin-off of Zep

The employee benefits agreement entered into between Acuity Brands, Inc. and Zep Inc. provided that at the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remains unaffected by the spin-off. The employee benefits agreement also provided that, at the time of the spin-off, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees were adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Acuity Brands stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan.

Each of Acuity Brands and Zep’s current and former employees holding unvested shares of restricted stock of Acuity Brands received a dividend of one share of Zep restricted stock for each two shares of Acuity Brands unvested restricted stock held. The shares of Zep stock received as a dividend are subject to the same restrictions and terms as the Acuity Brands restricted stock. The shares of Zep common stock were fully paid and non-assessable and the holders thereof are not entitled to preemptive rights.

Effective immediately after the spin-off of the specialty products business, the number of shares represented by restricted stock units were converted in the same manner as the above mentioned stock option awards.

Note 8: Commitments and Contingencies

Self-Insurance

It is the policy of Acuity Brands to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including employment practices, environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2008, are as follows: 2009 — $14.8 million; 2010 — $11.8 million; 2011 — $9.7 million; 2012 — $6.7 million; 2013 — $4.5 million; after 2013 — $3.8 million.

Total rent expense was $18.8 million, $18.7 million, and $19.1 million in fiscal 2008, 2007, and 2006, respectively.

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2008 are as follows: 2009 — $153.3 million; 2010 — $1.9 million; 2011 — $0.6 million; and 2012 — less than $0.1 million. As of August 31, 2008, the Company had no purchase obligations extending beyond August 31, 2012.

Collective Bargaining Agreements

Approximately 57% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 38% of the Company’s work force will expire within one year.

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

The increase in the product warranty and recall reserve is due primarily to reserves for certain specifically identified issues and general warranty costs. The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2008 and 2007 are summarized as follows:

	2008	2007
Balance, beginning of year	$4,393	$7,013
Adjustments to warranty and recall reserve	6,189	3,687
Payments made during the year	(5,694)	(6,307)

Balance, end of year	$4,888	$4,393

On April 19, 2007, Acuity Brands negotiated a favorable settlement of a commercial dispute. The settlement involved reimbursement of warranty and product liability costs associated with a product line purchased from a third party in fiscal 2002. The Company received a cash payment of $6.6 million (net of related legal costs) in April 2007 as a result of this settlement. All amounts received and legal costs incurred in connection with the settlement were recorded within Selling, Distribution, and Administrative Expenses on the Consolidated Statements of Income.

Note 9: Special Charge and Impairment Charge

As a result of the Spin-off of Zep, the Company streamlined and simplified its operations, including the elimination of certain corporate costs it previously incurred. In the first fiscal quarter of 2008, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share (including $0.8 million pre-tax related to share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees) related to these planned actions to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the estimated costs associated with the early termination of certain leases.

The changes in the special charge reserve (included in Accrued compensation (severance) and Other accrued liabilities (exit costs) on the Consolidated Balance Sheets) during the year ended August 31, 2008 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2007	$1,348	$—
Special charge	12,188	2,450
Transfer of liability to Zep	(432)	—
Payments made during the period	(9,695)	(602)

Balance as of August 31, 2008	$3,409	$1,848

As part of the ongoing initiative to enhance the Company’s global supply chain through the consolidation of certain manufacturing facilities, the Company had one facility classified as held for sale whose carrying amount totaled $4.0 million as of August 31, 2008 and 2007.

Note 10: Acquisitions

On May 7, 2008, Acuity Brands acquired substantially all the assets of Guardian Networks LLC (“Guardian”). Guardian, located in Kennesaw, Georgia, is a leading provider of remote asset management software and service that enable utility, municipal, and other customers to efficiently monitor and manage facility and infrastructure assets such as lighting systems. The acquisition will become an integral part of the Acuity Brands Technology Services business, ROAM®, a leading provider of streetlight monitoring services. The operating results of Guardian have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during the fiscal year 2008 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2008. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Guardian does not represent a material acquisition.

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Architectural Lighting. Mark Architectural Lighting, located in Edison, New Jersey, is a specification-oriented manufacturer of high-quality lighting products. The acquisition gives the Company a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the Company’s sales and marketing office in New York City. Mark Architectural Lighting, which had fiscal 2006 sales of over $22 million, will continue operations in its existing facility, focusing on key customers and competencies. The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal year 2008 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2008. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Architectural Lighting does not represent a material acquisition.

Note 11: Income Taxes

The Company accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2008	2007	2006
Provision for current federal taxes	$62,045	$56,405	$28,125
Provision for current state taxes	7,255	5,229	2,062
Provision for current foreign taxes	5,290	5,620	5,052
Provision (Benefit) for deferred taxes	7,328	(1,755)	3,913

Total provision for income taxes	$81,918	$65,499	$39,152

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2008	2007	2006
Federal income tax computed at statutory rate	$80,694	$67,965	$41,588
State income tax, net of federal income tax benefit	4,704	3,347	1,667
Foreign permanent differences and rate differential	(1,466)	(1,382)	(1,478)
Change in valuation allowance	—	—	(1,258)
Tax on repatriation of foreign earnings	1,018	(1,488)	—
Other, net	(3,032)	(2,943)	(1,367)

Total provision for income taxes	$81,918	$65,499	$39,152

Components of the net deferred income tax asset at August 31, 2008 and 2007 include:

	August 31,
	2008	2007
Deferred Income Tax Liabilities:
Depreciation	$5,267	$1,936
Goodwill and intangibles	52,663	51,405
Other liabilities	1,707	1,130

Total deferred income tax liabilities	59,637	54,471

Deferred Income Tax Assets:
Self-insurance	(5,295)	(5,131)
Pension	(7,560)	(8,521)
Deferred compensation	(27,705)	(28,349)
Bonuses	(1,295)	(1,110)
Other accruals not yet deductible	(12,635)	(7,738)
Other assets	(1,641)	(2,754)

Total deferred income tax assets	(56,131)	(53,603)
Valuation allowance	—	65

Net deferred income tax liability	$3,506	$933

Acuity Brands currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $26.4 million at August 31, 2008; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

Deferred tax assets were partially offset by a valuation allowance of $0.1 million August 31, 2007. This allowance is required to reflect the net realizable value of state tax credit carryforwards. At August 31, 2008, there were no valuation allowances offsetting the deferred tax assets.

At August 31, 2008 the Company has state tax credit carryforwards of approximately $0.8 million, which will expire between 2012 and 2017.

As described in Note 3 — Summary of Significant Accounting Policies, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on September 1, 2007. The cumulative effect of adopting FIN 48 was not material. The amount of gross unrecognized tax benefits as of the date of the adoption was approximately $7.8 million of which approximately $6.4 million, if recognized, would affect the effective tax rate. The gross amount of unrecognized tax benefits as of August 31, 2008 totaled $6.9 million, which includes $5.7 million of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months. With limited exceptions, the Company is no longer subject to Federal, state, or local income tax examinations for years ended before 2005 or for foreign income tax examinations before 2003.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from September 1, 2007 through August 31, 2008 are as follows:

Unrecognized tax benefits balance at September 1, 2007	$7,824
Additions based on tax positions related to the current year	874
Additions for tax positions of prior years	41
Reductions due to spin-off of specialty products business	(947)
Reductions for tax positions of prior years	(374)
Reductions due to settlements	—
Reductions due to lapse of statute of limitations	(546)

Unrecognized tax benefits balance at August 31, 2008	$6,872

During fiscal 2008, the Company decreased its interest accrual associated with uncertain tax positions by approximately $0.3 million. Total accrued interest as of August 31, 2008 is $1.0 million. There were no penalty accruals during fiscal 2008. Interest, net of tax benefit, and penalties are included in tax expense. The classification of interest and penalties did not change as a result of the Company’s adoption of FIN 48.

Note 12: Quarterly Financial Data (Unaudited)

	Fiscal Year 2008				Fiscal Year 2007
	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$508,865	$482,584	$512,438	$522,757	$477,617	$444,334	$502,429	$540,401
Gross Profit	203,189	192,036	208,192	212,378	180,450	165,061	188,649	210,155
Income from Continuing Operations	30,925	34,144	41,658	41,906	29,503	22,003	34,314	42,867
Income (Loss) from Discontinued Operations	147	—	(525)	—	4,064	2,355	4,362	8,586

Net Income	$31,072	$34,144	$41,133	$41,906	$33,567	$24,358	$38,676	$51,453

Basic Earnings per Share from Continuing Operations	$0.74	$0.84	$1.04	$1.05	$0.70	$0.52	$0.80	$1.00
Basic Earnings per Share from Discontinued Operations	0.00	—	(0.01)	—	0.10	0.05	0.10	0.20

Basic Earnings per Share	$0.74	$0.84	$1.03	$1.05	$0.80	$0.57	$0.90	$1.20

Diluted Earnings per Share from Continuing Operations	$0.72	$0.82	$1.01	$1.02	$0.68	$0.50	$0.78	$0.97
Diluted Earnings per Share from Discontinued Operations	0.00	—	(0.01)	—	0.09	0.05	0.10	0.19

Diluted Earnings per Share	$0.72	$0.82	$1.00	$1.02	$0.77	$0.55	$0.88	$1.16

(1)

Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for the first quarter of fiscal 2008 include a pre-tax special charge of $14.6 million ($9.4 million after-tax), or $0.21 per share for estimated costs the company incurred to simplify and streamline its operations as a result of the spin-off.

The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

Note 13: Geographic Information

The geographic distribution of Acuity Brands’ net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2008	2007	2006
Net sales(1)
Domestic(2)	$1,804,628	$1,758,383	$1,655,105
International	222,016	206,398	185,934

	$2,026,644	$1,964,781	$1,841,039

Operating profit
Domestic(2)	$243,464	$201,604	$134,843
International	17,596	20,819	17,276

	$261,060	$222,423	$152,119

Income from Continuing Operations before Provision for Income Taxes
Domestic(2)	$213,937	$173,338	$101,818
International	16,613	20,848	17,005

	$230,550	$194,186	$118,823

Long-lived assets(3)
Domestic(2)	$138,979	$145,333	$132,154
International	41,940	43,270	46,715

	$180,919	$188,603	$178,869

(1)	Net sales are attributed to each country based on the selling location.
(2)	Domestic amounts include net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets for U.S. based operations.
(3)	Long-lived assets include net property, plant, and equipment, defined benefit plan intangible assets, long-term deferred income tax assets, and other long-term assets for continuing operations

Note 14: Subsequent Events

Subsequent to fiscal year 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions will allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. As a result of these actions, the Company intends to record a special cash charge of approximately $17 million in the first quarter of fiscal 2009 related to the planned consolidation of certain manufacturing operations and a reduction in workforce. As a part of the manufacturing consolidation, the Company also expects to incur an additional non-cash charge for the impairment of assets related to the closing of two manufacturing facilities and the downsizing of a third facility; however, the amount of such charge has not been determined at this time.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2008 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. In addition, on February 10, 2008, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 9b. Other Information

On October 24, 2008, the Company entered into amendments to the Amended and Restated Change in Control Agreements with John T. Hartman, Executive Vice President and Chief Commercial Officer of Acuity Brands Lighting, and Jeremy M. Quick, Executive Vice President and Chief Financial Officer of

Acuity Brands Lighting. Among other things, these amendments (i) increase the multiple from 1.5 times to 2 times the executive officer’s salary and bonus payable following a change in control and a termination of the executive’s employment by the Company without cause or by the executive for good reason and (ii) provide certain changes designed to comply with Section 409A of the Internal Revenue Code of 1986 (“Section 409A”). These amendments are filed as Exhibits 10(iii)A(91) and 10(iii)A(92) to this report.

On October 24, 2008, the Company approved amendments to certain of its nonqualified deferred compensation plans, as follows:

The Company’s 2005 Supplemental Deferred Savings Plan was amended to:

•

increase the Company match effective in 2009 from 25% to 50% of the participant’s deferrals for the plan year, while still providing that the maximum match cannot exceed 5% of the participant’s compensation for the plan year,

•	change the vesting schedule for Company contributions credited on or after January 1, 2009, to 30% after 3 years of service and increasing by 10% per year thereafter, and

•	provide certain changes designed to comply with Section 409A.

The Company’s 2002 Supplemental Executive Retirement Plan was amended to:

•

increase the payment factor for the supplemental retirement benefits of Vernon J. Nagel and Richard K. Reece from 1.6% to 1.8% of the participant’s average annual compensation for each year of credited service up to a maximum of ten years and

•	provide certain changes designed to comply with Section 409A.

The Company’s Nonemployee Director Deferred Compensation Plan was amended to provide certain changes designed to comply with Section 409A.

These amendments are filed as Exhibits 10(iii)A(86) through 10(iii)A(90) to this report.

On October 27, 2008, Vernon J. Nagel, Chairman, President, and Chief Executive Officer, established a stock trading plan effective October 29, 2008. The plan is intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company’s policies with respect to trading by insiders. Under the plan, if certain conditions are met, a portion of Mr. Nagel’s vested employee stock options will be exercised, with some of the resulting shares being directly retained by Mr. Nagel and others being sold to pay the exercise price and taxes associated with the transactions and to generate proceeds to be used by Mr. Nagel. The plan expires on October 29, 2009 unless completed or terminated earlier.

Rule 10b5-1 allows officers and directors to adopt written, prearranged stock trading plans when they do not possess material, non-public information. Any transactions pursuant to Mr. Nagel’s trading plan will be reported on Form 4 filings with the Securities and Exchange Commission in accordance with applicable rules and regulations.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2009, 2010, or 2011 Annual Meetings and Directors with Terms Expiring at the 2009 or 2010 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management — Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committees Compensation Discussion and Analysis, Fiscal 2008 Summary Compensation Table, Fiscal 2008 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2008 Year-End, Option Exercises and Stock Vested in Fiscal 2008, Pension Benefits in Fiscal 2008, Fiscal 2008 Nonqualified Deferred Compensation, Employment Contracts, Potential Payments upon Termination, Severance Agreements, Change in Control Agreements, Equity Award Agreements and Deferred Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2008 and 2007

Consolidated Statements of Income for the years ended August 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended August 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2008, 2007, and 2006

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

INDEX TO EXHIBITS

EXHIBIT 2	(a) Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b) Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b) Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c) Amended and Restated Bylaws of Acuity Brands, Inc., (formerly Acuity Brands Holdings, Inc.) dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference (effective until January 7, 2009) Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference (effective as of January 8, 2009).

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

(d)    First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc.*, L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.

Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 6% Note due February 1, 2009.	Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(g) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(h) Second Supplemental Indenture between Acuity Brands, Inc., Old ABI, Inc. and The Bank of New York Trust Company, N.A., dated as of September 26, 2007.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10(i)	(1) Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

	(2) Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

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

Reference is made to Exhibit 10(i)A(17) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(18)  Amended and Restated Credit and Security Agreement dated as of October 19, 2007 among Acuity Unlimited Inc., as Borrower; Acuity Brands Lighting, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.

Reference is made to Exhibit 10(i)A(18) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(19) Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(3) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* with the Commission on July 3, 2001, which is incorporated herein by reference.

	(4) Form of Severance Protection Agreement.	Reference is made to Exhibit 10.8 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(8) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(9) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(10) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(11) Assumption Letter of Acuity Brands, Inc. with respect to Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10.22(b)(i) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(12) Employment Letter Agreement between National Service Industries, Inc. and Joseph G. Parham, Jr. dated May 3, 2000.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(13) Employment Letter Agreement between National Service Industries, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of the Form 10-Q of National Service Industries, Inc. for the quarter ended January 14, 2002, which is incorporated herein by reference.

(14) Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(15) Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(16) Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(17) Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(18) Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(19) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(20) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(21) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(22) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Joseph G. Parham, Jr.	Reference is made to Exhibit 10(iii)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(23) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Kenyon W. Murphy.	Reference is made to Exhibit 10(iii)A(6) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(24) Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(25) Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(26) Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 10(iii)A of the registrant’s Form 10-Q as filed with the Commission on January 14, 2004, which is incorporated by reference.

(27) Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(28) Letter Agreement between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(29) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(30) Letter Agreement between Acuity Brands, Inc. and John K. Morgan, dated June 24, 2004.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(31) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(32) Letter Agreement between Acuity Brands, Inc. and Wesley E. Wittich, dated June 17, 2004.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(33) Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(34) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(35) Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.

(36) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(37) Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(38) Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(39) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(7) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(40) Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

(41) Letter Agreement dated April 26, 2005 between Acuity Brands, Inc. and Edward H. Bastian.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on April 27, 2005, which is incorporated herein by reference.

(42) Amended and Restated Severance Agreement, entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(46) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(43) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(47) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(44) Acuity Brands, Inc. Management Compen sationand Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(48) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(45) Amendment to Severance Protection Agreement entered into as of August 1, 2005, by and between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(49) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(46) Letter Agreement dated August 1, 2005 between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 10(iii)A(50) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(47) Letter Agreement dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.

(48) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(49) Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(50) Form of Severance Agreement.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(51) Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagle.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(52) Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and John K. Morgan.	Reference is made to Exhibit 99.4 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(53) Amendment dated April 21, 2006 to Amended and Restated Severance Agreement between Acuity Brands, Inc. and James H. Heagle.	Reference is made to Exhibit 99.5 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(54) Letter Agreement dated May 8, 2006 between Acuity Brands, Inc. and William A. Holl.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on June 7, 2006, which is incorporated herein by reference.

(55) Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(56) Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(57) Long-Term Incentive Plan Rules for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(58) Management Compensation and Incentive Plan for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(59) 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(60) Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(61) Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(62) Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(63) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(64) Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(65) Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(66) Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(67) Amended and Restated Employment Letter with John K. Morgan.	Reference is made to Exhibit 10(iii)A(67) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(68) Restricted Stock Award Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(68) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(69) Amendment to Restricted Stock Award Agreements with John K. Morgan.	Reference is made to Exhibit 10(iii)A(69) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(70) Amendment No. 1 to Amended and Restated Change in Control Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(70) of the registrant’s Form 10-K as filed with the Commission in October 30, 2007, which is incorporated herein by reference.

(71) Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(71) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(72) Confidentiality and Restrictive Covenants Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(72) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(73) Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(74) Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(75) Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(76) Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(77) Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.

(78) Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.

(79) Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(80) Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

	(81) Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

	(82) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

	(83) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

	(84) Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.

	(85) Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on January 16, 2008, which is incorporated herein by reference.

	(86) Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Filed with the Commission as part of this Form 10-K.

	(87) Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Filed with the Commission as part of this Form 10-K.

	(88) Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Filed with the Commission as part of this Form 10-K.

	(89) Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Filed with the Commission as part of this Form 10-K.

	(90) Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Filed with the Commission as part of this Form 10-K.

	(91) Amendment No. 1 to Amended and Restated Change in Control Agreement with John T. Hartman.	Filed with the Commission as part of this Form 10-K.

	(92) Amendment No. 1 to Amended and Restated Change in Control Agreement with Jeremy M. Quick.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 14	Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.

EXHIBIT 21	List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

	(b) Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc. operated under the name L&C Spinco, Inc. from July 27, 2001 — November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 27, 2008	By:	/s/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	October 27, 2008

/S/ RICHARD K. REECE Richard K. Reece	Executive Vice President and Chief Financial Officer	October 27, 2008

* Peter C. Browning	Director	October 27, 2008

* John L. Clendenin	Director	October 27, 2008

* George C. (Jack) Guynn	Director	October 27, 2008

* Robert F. McCullough	Director	October 27, 2008

* Julia B. North	Director	October 27, 2008

* Ray M. Robinson	Director	October 27, 2008

* Neil Williams	Director	October 27, 2008

*BY:	/s/ RICHARD K. REECE Richard K. Reece	Attorney-in-Fact	October 27, 2008

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2008, 2007, and 2006

(In thousands)

Historical amounts in the following table have been restated to exclude amounts related to discontinued operations. For additional information, see Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

	Balance at Beginning of Year	Additions and Reductions Charged to			Balance at End of Year
		Costs and Expenses	Other Accounts(1)	Deductions
Year Ended August 31, 2008:
Reserve for doubtful accounts	$1,361	388	34	143	$1,640

Reserve for estimated warranty and recall costs	$4,393	7,230	(1,040)	5,695	$4,888

Reserve for estimated returns and allowances	$7,533	53,545	—	55,795	$5,283

Self-insurance reserve(2)	$12,628	7,657	—	7,698	$12,587

Year Ended August 31, 2007:
Reserve for doubtful accounts	$2,417	(741)	317	632	$1,361

Reserve for estimated warranty and recall costs	$6,092	3,721	—	5,420	$4,393

Reserve for estimated returns and allowances	$6,835	56,628	—	55,930	$7,533

Self-insurance reserve(2)	$11,967	8,160	—	7,499	$12,628

Year Ended August 31, 2006:
Reserve for doubtful accounts	$2,949	(270)	130	392	$2,417

Reserve for estimated warranty and recall costs	$10,038	3,515	(2,549)	4,912	$6,092

Reserve for estimated returns and allowances	$6,022	59,198	—	58,385	$6,835

Self-insurance reserve(2)	$12,291	8,337	—	8,661	$11,967

(1)	Includes recoveries and adjustments credited to the reserve.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.