Form 10-Q
period 2008-11-30
ACUITY BRANDS INC
filed 2009-01-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Common Stock—$0.01 Par Value – 40,418,772 shares as of January 2, 2009.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	November 30, 2008	August 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$264,634	$297,096
Accounts receivable, less reserve for doubtful accounts of $1,557 at November 30, 2008 and $1,640 at August 31, 2008	244,296	268,971
Inventories	162,120	145,725
Deferred income taxes	23,979	18,251
Prepayments and other current assets	34,588	26,104

Total Current Assets	729,617	756,147

Property, Plant, and Equipment, at cost:
Land	7,301	9,501
Buildings and leasehold improvements	109,863	126,450
Machinery and equipment	325,082	334,641

Total Property, Plant, and Equipment	442,246	470,592
Less - Accumulated depreciation and amortization	299,170	309,086

Property, Plant, and Equipment, net	143,076	161,506

Other Assets:
Goodwill	338,748	342,306
Intangible assets	128,129	129,319
Deferred income taxes	2,281	2,226
Other long-term assets	18,002	17,187

Total Other Assets	487,160	491,038

Total Assets	$1,359,853	$1,408,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180,193	$205,776
Current maturities of long-term debt	159,993	159,983
Accrued compensation	45,337	67,463
Other accrued liabilities	97,212	89,344

Total Current Liabilities	482,735	522,566
Long-Term Debt	203,959	203,953

Accrued Pension Liabilities, less current portion	26,260	26,686

Deferred Income Taxes	22,856	23,983

Self-Insurance Reserves, less current portion	9,205	8,853

Other Long-Term Liabilities	46,225	47,104

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,892,175 issued and 40,404,475 outstanding at November 30, 2008; and 49,689,408 issued and 40,201,708 outstanding at August 31, 2008	499	497
Paid-in capital	630,142	626,435
Retained earnings	380,559	366,904
Accumulated other comprehensive loss items	(47,116)	(22,819)
Treasury stock, at cost, 9,487,700 shares at November 30, 2008 and 9,487,700 at August 31, 2008	(395,471)	(395,471)

Total Stockholders’ Equity	568,613	575,546

Total Liabilities and Stockholders’ Equity	$1,359,853	$1,408,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	Three Months Ended November 30
	2008	2007
Net Sales	$452,025	$508,865
Cost of Products Sold	277,302	305,676

Gross Profit	174,723	203,189
Selling, Distribution, and Administrative Expenses	118,924	133,646
Special Charge	22,062	14,638

Operating Profit	33,737	54,905
Other Expense (Income):
Interest expense, net	8,002	6,993
Miscellaneous (income) expense, net	(4,181)	(309)

Total Other Expense	3,821	6,684

Income from Continuing Operations before Provision for Income Taxes	29,916	48,221
Provision for Income Taxes	10,501	17,296

Income from Continuing Operations	19,415	30,925
Income from Discontinued Operations	—	147

Net Income	$19,415	$31,072

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.49	$0.74
Basic Earnings per Share from Discontinued Operations	—	0.00

Basic Earnings per Share	$0.49	$0.74

Basic Weighted Average Number of Shares Outstanding	39,930	41,783

Diluted Earnings per Share from Continuing Operations	$0.48	$0.72
Diluted Earnings per Share from Discontinued Operations	—	0.00

Diluted Earnings per Share	$0.48	$0.72

Diluted Weighted Average Number of Shares Outstanding	40,765	42,936

Dividends Declared per Share	$0.13	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended November 30
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$19,415	$31,072
Less: Income from Discontinued Operations	—	147

Income from Continuing Operations	19,415	30,925
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,820	8,376
Excess tax benefits from share-based payments	(185)	(610)
(Gain)/Loss on the sale or disposal of property, plant, and equipment	37	(47)
Impairments	1,558	—
Deferred income taxes	(6,409)	(656)
Other non-cash items	1,151	1,374
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	18,042	11,013
Inventories	(18,753)	(345)
Prepayments and other current assets	(4,078)	3,496
Accounts payable	(23,386)	(21,139)
Other current liabilities	(11,077)	(16,407)
Other	6,673	10,384

Net Cash (Used for) Provided by Operating Activities	(8,192)	26,364

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(4,504)	(6,345)
Proceeds from sale of property, plant, and equipment	82	86
Acquisitions	(8,000)	—

Net Cash Used for Investing Activities	(12,422)	(6,259)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(2)
Employee stock purchase plan issuances	172	239
Stock options exercised	2,217	1,248
Repurchases of common stock	—	(93,112)
Excess tax benefits from share-based payments	185	610
Dividend received from Zep Inc.	—	62,500
Dividends paid	(5,305)	(6,417)

Net Cash Used for Financing Activities	(2,731)	(34,934)

Cash flows from Discontinued Operations:
Net Cash Provided by Operating Activities	—	799
Net Cash Used for Investing Activities	—	(410)
Net Cash Provided by Financing Activities	—	970

Net Cash Provided by Discontinued Operations	—	1,359

Effect of Exchange Rate Changes on Cash	(9,117)	1,505

Net Change in Cash and Cash Equivalents	(32,462)	(11,965)
Cash and Cash Equivalents at Beginning of Period	297,096	213,674

Cash and Cash Equivalents at End of Period	$264,634	$201,709

Supplemental Cash Flow Information:
Income taxes paid during the period	$991	$14,751
Interest paid during the period	$10,477	$10,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. and other subsidiaries (collectively referred to herein as the “Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets.

Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”), on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to Acuity Brands’ stockholders of record as of October 17, 2007. Acuity Brands’ stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, the Company’s financial statements have been prepared with the results of operations and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2 - Discontinued Operations.

The unaudited interim consolidated financial statements included herein have been prepared by Acuity Brands in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly Acuity Brands’ consolidated financial position as of November 30, 2008, its consolidated results of operations for the three months ended November 30, 2008 and 2007, and its consolidated cash flows for the three months ended November 30, 2008 and 2007. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, Acuity Brands believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2008 (File No. 001-16583) (“Form 10-K”).

The results of operations for the three months ended November 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of Acuity Brands are generally higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2009.

2. Discontinued Operations

As described in Note 1 – Description of Business and Basis of Presentation, Acuity Brands completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

Three months ended November 30, 2007
Net Sales	$97,755

Income before Provision for Income Taxes	$2,946
Provision for Income Taxes	2,799

Net Income from Discontinued Operations	$147

In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Pursuant to the distribution agreement, Zep drew on its financing arrangements and paid a $58.4 million net dividend to Acuity Brands during fiscal 2008. Information regarding guarantees and indemnities related to the Spin-off are included in Note 8 – Commitments and Contingencies.

3. Goodwill and Intangible Assets

Acuity Brands acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks which are amortized over their estimated useful lives of 30 years. Other acquired definite lived intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years and customer relationships that are amortized over their estimated useful lives of 5 years. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The most recent analysis did not result in the recognition of an impairment charge. The Company recorded amortization expense of $1.2 million related to intangible assets with finite lives during the three months ended November 30, 2008 and 2007. Amortization expense is expected to be approximately $4.0 million in fiscal years 2009, 2010, and 2011; $3.0 million in fiscal year 2012; and $2.2 million in fiscal year 2013. The decrease in expected amortization expense in fiscal year 2012 is due to the completion of the amortization of acquired patented technology assets during fiscal year 2011. The decrease in fiscal year 2013 is due to the completion of the amortization of the acquired customer relationships during fiscal year 2012.

The Company tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The analysis did not result in the recognition of an impairment charge and the carrying value of goodwill in the current period was adjusted only for the effect of foreign currency translation.

4. Inventories

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2008	August 31, 2008
Raw materials and supplies	$71,747	$66,919
Work in process	12,008	12,508
Finished goods	88,170	76,470

	171,925	155,897
Less: Reserves	(9,805)	(10,172)

	$162,120	$145,725

5. Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2008 and 2007:

	Three Months Ended November 30
	2008	2007
Basic earnings per share from continuing operations:
Income from continuing operations	$19,415	$30,925
Basic weighted average shares outstanding	39,930	41,783

Basic earnings per share from continuing operations	$0.49	$0.74

Diluted earnings per share from continuing operations:
Income from continuing operations	$19,415	$30,925
Basic weighted average shares outstanding	39,930	41,783
Common stock equivalents (stock options and restricted stock)	835	1,153

Diluted weighted average shares outstanding	40,765	42,936

Diluted earnings per share from continuing operations	$0.48	$0.72

Basic earnings per share from discontinued operations:
Income from discontinued operations		$147
Basic weighted average shares outstanding		41,783

Basic earnings per share from discontinued operations		$0.00

Diluted earnings per share from discontinued operations:
Income from discontinued operations		$147
Basic weighted average shares outstanding		41,783
Common stock equivalents (stock options and restricted stock)		1,153

Diluted weighted average shares outstanding		42,936

Diluted earnings per share from discontinued operations		$0.00

6. Comprehensive Income

Acuity Brands accounts for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended November 30
	2008	2007
Income from Continuing Operations	$19,415	$30,925
Foreign currency translation adjustments	(24,297)	4,228

Comprehensive (loss) income from continuing operations	$(4,882)	$35,153

Foreign currency translation adjustments for the three months ended November 30, 2008 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the Canadian Dollar, the Mexican Peso, the British Pound, and the Euro. Foreign currency translation adjustments for the three months ended November 30, 2007 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and the Euro.

7. Debt

On October 19, 2007, Acuity Brands executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. Acuity Brands was in compliance with all financial covenants and had no outstanding borrowings at November 30, 2008 under the Revolving Credit Facility. At November 30, 2008, Acuity Brands had borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

At November 30, 2008, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for Acuity Brands’ industrial revenue bond. At November 30, 2008, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Debt is primarily comprised of fixed income securities consisting of $360.0 million in publicly traded notes that are scheduled to mature in February 2009 and August 2010. Additionally, the Company maintains approximately $4.0 million in a tax-exempt industrial revenue bond that matures in 2021. Further discussion of Acuity Brands’ debt is included within Note 5 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

Subsequent to the first quarter, Acuity Brands commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due 2009 (the “Notes”) at a discounted price of $990.00 per $1,000.00. The tender offer expired on December 9, 2008. $12,637,000 in aggregate principal amount of the Notes, representing approximately 7.9% of the outstanding Notes, were validly tendered in the offer. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes will mature in February 2009. The Company intends to repay the outstanding balance with cash on hand.

Interest expense, net, is comprised primarily of interest expense on debt, Revolving Credit Facility borrowings and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense from continuing operations decreased due primarily to lower short-term borrowings during the fiscal 2009 partially offset by lower interest income as a result of lower interest rates. Interest expense, net related to discontinued operations was $0.3 million for the three months ended November 30, 2007.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30
	2008	2007
Interest expense for continuing operations	$8,705	$9,077
Interest income for continuing operations	(703)	(2,084)

Interest expense, net	$8,002	$6,993

8. Commitments and Contingencies

Litigation

Acuity Brands is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, Acuity Brands cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

The operations of Acuity Brands are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs.

Guarantees and Indemnities

Acuity Brands is a party to contracts entered into in the normal course of business in which it is common for it to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, Acuity Brands cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, Acuity Brands has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of a business are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. Acuity Brands does not believe that any amounts that it may be required to pay under these indemnities will be material to its results of operations, financial position, or cash flow.

In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and Zep entered into various agreements that addressed the allocation of assets and liabilities and defined Acuity Brands’ relationship with Zep after the Distribution, including a distribution agreement and a tax disaffiliation agreement. The distribution agreement provides that Acuity Brands will indemnify Zep for liabilities related to the businesses that comprise Acuity Brands. The tax disaffiliation agreement provides that Acuity Brands will indemnify Zep for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of Zep for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement or the distribution agreement. Acuity Brands does not believe that any amounts it is likely to be required to pay under these indemnities will be material to its results of operations, financial position, or liquidity. Acuity Brands cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.

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

The changes in product warranty and recall reserves during the three months ended November 30, 2008 are summarized as follows:

Balance at August 31, 2008	$4,888
Adjustments to the warranty and recall reserve	665
Payments made during the period	(1,028)

Balance at November 30, 2008	$4,525

9. Share-Based Payments

Acuity Brands accounts for share-based payments as prescribed by SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards made to Acuity Brands’ employees and directors including stock options and restricted shares (all part of the Long-Term

Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within Acuity Brands’ Form 10-K. The Company recorded $3.3 million and $2.8 million of share-based expense for the three months ended November 30, 2008 and 2007, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the 2008 Special Charge (See Note 11 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.2 million and $1.5 million for the three months ended November 30, 2008 and 2007, respectively.

10. Pension Plans

Acuity Brands has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Acuity Brands makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities.

Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2008 and 2007 included the following components:

	Three Months Ended November 30
	2008	2007
Service cost	$637	$721
Interest cost	2,173	2,100
Expected return on plan assets	(2,346)	(2,579)
Amortization of prior service cost	7	6
Amortization of transitional asset	—	—
Recognized actuarial loss	441	313

Net periodic pension cost	$912	$561

11. Special Charges

Fiscal 2009 Special Charge

On October 6, 2008, Acuity Brands announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions will allow Acuity Brands to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. As a result of these actions, Acuity Brands recorded a pre-tax charge of $22.1 million, or $0.34 per diluted share, in the first quarter of fiscal 2009. The $22.1 million pre-tax charge consists of $20.1 million for estimated severances and employee benefits related to the planned consolidation of certain manufacturing operations and a reduction in workforce, $1.6 million impairment of assets related to the closing of a manufacturing facility, and $0.4 million for incremental estimated costs related to the fiscal 2008 charge. The changes in the reserves related to the 2009 program (included in Accrued compensation on the Consolidated Balance Sheets) during the three months ended November 30, 2008 are summarized as follows:

Severance
Balance as of August 31, 2008	$—
Special charge	20,062
Payments made during the period	(2,291)

Balance as of November 30, 2008	$17,771

Fiscal 2008 Special Charge

During the first quarter of fiscal 2008, Acuity Brands announced plans to eliminate, as a result of the Spin-off, certain corporate costs previously incurred. Additionally, Acuity Brands announced plans to streamline and simplify its operations. In the quarter ended November 30, 2007, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share (including $0.8 million pre-tax related to share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees) related to these planned actions to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the estimated costs associated with the early termination of certain leases.

The changes in the reserves related to these programs (included in Accrued compensation (severance) and Other accrued liabilities (exit costs) on the Consolidated Balance Sheets) during the three months ended November 30, 2008 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2008	$3,409	$1,848
Special charge	266	144
Payments made during the period	(995)	(349)

Balance as of November 30, 2008	$2,680	$1,643

12. Fair Value Measurements

In accordance with SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), Acuity Brands determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. SFAS No. 157 established a three-tiered hierarchy making a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require Acuity Brands to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of November 30, 2008:

		Fair Value Measurements as of November 30, 2008 using:
	Fair Value as of November 30, 2008	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-term investments (1)	$7,775	$7,775	$—	$—

Liabilities:
Deferred compensation plan liability (2)	$7,775	$7,775	$—	$—

(1)	Acuity Brands maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities.
(2)	Acuity Brands maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees. The related deferred compensation liability represents the fair value of the investment assets.

13. New Accounting Standards

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date, and therefore, the impact can not be determined at this time.

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

Accounting Standards Adopted in Fiscal 2009

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option, and therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date to August 31 resulted in an adjustment to retained earnings of approximately $0.9 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis were effective for the Company on September 1, 2008. The adoption of these provisions of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on September 1, 2009. The Company does not expect the adoption of these provisions to have a material impact on its results of operations and financial position.

14. Subsequent Events

On December 31, 2008, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Lighting Control & Design, Inc (“LC&D”). LC&D, located in Glendale, California, is a manufacturer of comprehensive digital lighting controls and software. LC&D offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The acquisition will enable the Company to accelerate the introduction of innovative and energy-efficient products and services, as well as expand its market presence. LC&D had calendar year 2008 sales of approximately $20 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the three-month periods ended November 30, 2008 and 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the Securities and Exchange Commission on October 27, 2008 (“Form 10-K”) for additional information regarding the Company.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as the “Company”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 6,200 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. The Company operates 22 factories and distribution facilities along with four warehouses to serve its extensive customer base.

Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”), on October 31, 2007, by distributing all of the shares of Zep common stock, par value $.01 per share, to Acuity Brands’ stockholders of record as of October 17, 2007. Acuity Brands’ stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

As a result of the Spin-off, Acuity Brands’ financial statements have been prepared with the results of operations and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation.

Liquidity and Capital Resources

Principle sources of liquidity for Acuity Brands are operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of Acuity Brands to generate sufficient cash flow from operations and access certain capital markets, including banks, is necessary to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of Acuity Brands’ outstanding common stock, of which approximately 9.5 million had been repurchased at November 30, 2008. The Company currently expects to invest approximately $35 to $40 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009, of which $4.5 million was invested in the first fiscal quarter. The Company expects to contribute approximately $3.8 million during fiscal year 2009 to fund its defined benefit plans.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the three months ended November 30, 2008, Acuity Brands received $2.4 million in cash primarily from stock issuances in connection with stock option exercises. These receipts were more than offset by returns to stockholders during the quarter through the payment of $5.3 million in dividends. Acuity Brands’ available cash position at November 30, 2008 was $264.6 million, a decrease of $32.5 million from August 31, 2008. The decrease in the Company’s available cash position was due primarily to cash used by operating activities discussed below, acquisitions, dividends paid, and capital investments partially offset by the proceeds from the exercise of stock options.

Acuity Brands used $8.2 million of net cash for operating activities during the first three months of fiscal year 2009 compared with $26.4 million generated in the prior-year period, a decrease of $34.6 million. This decline was due primarily to lower net income, the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable), and increased prepayments and certain other current assets. Operating working capital increased by approximately $17.3 million to $226.2 million at November 30, 2008 from $208.9 million at August 31, 2008. Operating working capital increased due primarily to higher levels of inventory in order to appropriately service customers during the previously announced consolidation of certain manufacturing facilities. In addition, operating working capital was impacted by a reduction in accounts payable partially offset by a reduction in accounts receivable, both driven by lower volume. The increase in prepayments and certain other current assets is due primarily to annual prepayments associated with certain non-qualified benefit obligations. The Company expects to generate cash flow from operations less capital expenditures in excess of net income during fiscal year 2009. Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $4.5 million and $6.3 million in the first three months of fiscal year 2009 and 2008, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest between $35 million and $40 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009.

Capitalization

The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of November 30, 2008, Acuity Brands had no borrowings under the Revolving Credit Facility discussed below. As of November 30, 2008, total debt outstanding of $364.0 million remained substantially unchanged from August 31, 2008 and consisted primarily of fixed-rate obligations.

On October 19, 2007, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility’). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of November 30, 2008, the Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility. At November 30, 2008, the Company had borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million. See Note 7— Debt of the Notes to Consolidated Financial Statements.

Subsequent to the first quarter, Acuity Brands commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due 2009 (the “Notes”) at a discounted price of $990.00 per $1,000.00. The tender offer expired on December 9, 2008. $12,637,000 in aggregate principal amount of the Notes, representing approximately 7.9% of the outstanding Notes, were validly tendered in the offer. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes will mature in February 2009. The Company intends to repay the outstanding balance with cash on hand.

During the first three months of fiscal year 2009, the Company’s consolidated stockholders’ equity decreased $6.9 million to $568.6 million at November 30, 2008 from $575.5 million at August 31, 2008. The decrease was due primarily to the impact of foreign currency rate fluctuations on accumulated other comprehensive loss items and the payment of dividends partially offset by net income earned in the period, as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 39.0% and 38.7% at November 30, 2008 and August 31, 2008, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 14.9% at November 30, 2008 and 10.4% at August 31, 2008.

Dividends

The Company paid cash dividends on common stock of $5.3 million ($0.13 per share) during the first three months of fiscal year 2009 compared with $6.4 million ($0.15 per share) during the first three months of fiscal year 2008. The Company currently plans to pay quarterly dividends at an annual rate of $0.52 per share; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

First Quarter of Fiscal 2009 Compared with First Quarter of Fiscal 2008

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the three months ended November 30, 2008 with the three months ended November 30, 2007:

($ in millions, except per-share data)	Three Months Ended November 30,		Increase (Decrease)		Percent Change
	2008	2007
Net Sales	$452.0	$508.9	$(56.9)		(11.2)%
Cost of Products Sold	277.3	305.7	(28.4)		(9.3)%

Gross Profit	174.7	203.2	(28.5)		(14.0)%
Percent of net sales	38.7%	39.9%	(120	)bp
Selling, Distribution, and Administrative Expenses	118.9	133.6	(14.7)		(11.0)%
Special Charge	22.1	14.6	7.5		51.4%

Operating Profit	33.7	54.9	(21.2)		(38.6)%
Percent of net sales	7.5%	10.8%	(330	)bp
Other Expense (Income)
Interest Expense, net	8.0	7.0	1.0		14.3%
Miscellaneous Expense (Income)	(4.2)	(0.3)	3.9		1300.0%

Total Other Expense (Income)	3.8	6.7	(2.9)		(43.3)%

Income from Continuing Operations before Provision for Income Taxes	29.9	48.2	(18.3)		(38.0)%
Percent of net sales	6.6%	9.5%	(290	)bp
Provision for Taxes	10.5	17.3	(6.8)		(39.3)%

Effective tax rate	35.1%	35.9%
Income from Continuing Operations	19.4	30.9	(11.5)		(37.2)%
Income (Loss) from Discontinued Operations, net of tax	—	0.1	(0.1)		(100.0)%

Net Income	$19.4	$31.1	$(11.7)		(37.6)%

Diluted Earnings per Share from Continuing Operations	$0.48	$0.72	$(0.24)		(33.3)%

Results from Continuing Operations

Net sales were $452.0 million for the three months ended November 30, 2008 compared with $508.9 million reported in the prior-year period, a decrease of $56.9 million, or 11.2%. For the three months ended November 30, 2008, the Company reported income from continuing operations of $19.4 million (including a $13.8 million special charge for estimated costs the Company intends to incur to simplify and streamline its operations and consolidate certain manufacturing facilities) compared with $30.9 million (including a $9.1 million special charge for estimated costs incurred to simplify and streamline its operations as a result of the Spin-off) for the three months ended November 30, 2007. Diluted earnings per share from continuing operations were $0.48 (including $0.34 related to the special charge) for the first quarter of fiscal 2009 as compared with $0.72 (including $0.21 related to the special charge) reported for the first quarter of fiscal 2008, a decrease of 33.3%.

Net Sales

The 11.2% decline in net sales for the three months ended November 30, 2008 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable impact of foreign currency fluctuation partially offset by enhanced mix of products sold and favorable pricing. The lower volume of product shipments is due primarily to continued weakness in the residential market and reduced new store openings by certain large retailers. The Company also experienced declines in product shipments as a result of recent declining demand in the non-residential construction market, particularly in commercial and industrial building. Despite these volume declines, the Company’s sales benefited from a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features and improved pricing primarily implemented to offset increased material costs. The Company estimates that an enhanced mix of products sold and improved pricing favorably impacted sales by approximately 4%. Unfavorable fluctuation in foreign currency exchange rates contributed approximately $5.9 million, or 1%, to the decrease in net sales in the first quarter of fiscal 2009.

Gross Profit

Gross profit margins decreased 120 basis points to 38.7% of net sales for the three months ended November 30, 2008 from 39.9% reported for the prior-year period. Gross profit decreased $28.5 million, or 14.0%, to $174.7 million for the three months ended November 30, 2008 compared with $203.2 million for the prior-year period. The deterioration in gross profit and gross profit margin was largely attributable to overall volume declines and significant increases in raw materials and component costs well ahead of fully realizing benefits from announced price increases designed to offset these higher costs. These factors were only partially offset by a greater mix of higher-margin products sold and benefits from programs to improve productivity, delivery performance, and quality. The Company estimates the increase in raw material and component costs negatively impacted cost of goods sold by approximately $17 million in the first quarter of fiscal 2009 compared to the year-ago period. These increased costs were only partially offset by higher price realization due to the timing of previously announced price increases. While certain raw material and component costs declined during the quarter, the Company’s gross profit has not yet benefited from these recent declines due to the lag resulting from the first-in, first-out basis used for valuing inventory. The higher raw material and commodity costs experienced during the latter part of fiscal 2008 and the first quarter of fiscal 2009 are expected to continue to negatively impact gross margin into the second fiscal quarter.

Operating Profit

Selling, distribution, and administrative expenses (“SD&A expenses”) were $118.9 million for the three months ended November 30, 2008 compared with $133.6 million in the prior-year period, which represented a decrease of $14.7 million, or 11.0%. The majority of the decrease in SD&A expenses was due primarily to benefits from the actions taken during fiscal 2008 to the streamline and simplify operations as well as benefits from other general and administrative cost containment programs. Additionally, lower freight costs and commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, as well as lower expenses for the Company’s incentive compensation plans benefited the first quarter of fiscal 2009 as compared to the prior-year period. Partially offsetting these benefits were selected investments in sales and marketing resources and new products and services. SD&A expenses as a percent of sales were flat at 26.3% for both the first quarter of fiscal 2009 and 2008.

Gross profit less SD&A expenses was $55.8 million in the first quarter of fiscal 2009 compared with $69.6 million in the prior-year period, which represented a decrease of $13.8 million, or 19.8%. The decrease was due to gross profit declines partially offset by lower SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the Company’s performance.

As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded a pre-tax charge of $22.1 million during the first quarter of fiscal 2009 compared to $14.6 million in the prior-year period. The fiscal 2009 charge reflects severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce as well as impairment charges on certain assets related to those manufacturing facilities. See the Outlook section for expected savings from these actions. The fiscal 2008 charge reflected severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases primarily related to the spin-off of Zep.

Operating profit was $33.7 million for the three months ended November 30, 2008 compared with $54.9 million reported for the prior-year period, a decrease of $21.2 million, or 38.6%. Operating profit margin declined 330 basis points to 7.5% compared with 10.8% in the year ago period. The decrease in operating profit margin in the first quarter of fiscal 2009 compared with the prior-year period was due to the decrease in gross profit and the increase in the special charge partially offset by the decrease in SD&A expenses.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $8.0 million and $7.0 million for the three months ended November 30, 2008 and 2007, respectively. Interest expense, net, increased 14.3% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 due primarily to lower interest income earned on invested cash balances due to lower interest rates. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 35.1% and 35.9% for the three months ended November 30, 2008 and 2007, respectively. The fiscal 2009 tax rate was positively affected by a larger benefit from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for the year will be approximately 35% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the first quarter of fiscal 2009 decreased $11.5 million to $19.4 million (including $13.8 million for the special charge) from $30.9 million (including $9.1 million for the special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decrease in operating profit, partially offset by lower tax expense.

Results from Discontinued Operations and Net Income

The Company generated no income from discontinued operations during the first quarter of fiscal 2009 compared to $0.1 million in the prior-year period.

Net income for the first quarter of fiscal 2009 decreased $11.7 million to $19.4 million from $31.1 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from continuing operations.

Outlook

Management believes the precipitous decline in consumer confidence and the lack of credit availability, particularly during September and October, accelerated the slowdown in the Company’s core markets during the first quarter. While it is impossible to accurately forecast the full impact that these unusual events will have on the Company’s core markets in the foreseeable future, management believes unit volume in the Company’s key markets will be down at least in the middle teen percentage points for fiscal 2009. This view is supported by the Company’s backlog at November 30, 2008 which declined 16% to $144.0 million from a comparable $171.9 million a year ago though incoming orders during the month of December were slightly favorable to this rate of decline.

The Company anticipates that its second quarter will be challenging due primarily to the turbulent economic environment resulting in further declines in the Company’s key markets as well as normal seasonal factors, including inconsistent customer demand and the potential for inventory rebalancing by certain customers. Additionally, the spike in commodities prices, particularly steel, that occurred during the spring and summer months of 2008 is likely to continue to pressure the Company’s margins into the second quarter as these higher prices flow through cost of goods sold as a result of the delayed timing of price increases associated with the purchase of such materials. Although the Company remains disciplined in its pricing for products and services, the recent decline in commodity prices will likely result in lower pricing which may negate the August 2008 price increase. Additionally, fiscal 2009 savings of approximately $28 million from the previously announced actions to streamline operations, including the consolidation of certain manufacturing operations, are not expected to be significantly realized until the second half of fiscal 2009.

To meet the challenges forced by the current environment, the Company will continue to assess its cost structure to most efficiently and profitably service the level of market demand. The Company expects to realize annualized savings of approximately $45 million related to current year consolidation and streamlining efforts. Additionally, the Company expects to continue to invest and deploy resources in profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, increased service and product capabilities to better serve the renovation and relight market, The recently announced acquisition of the assets of Lighting Control & Design, Inc. will enhance the Company’s portfolio of lighting controls and energy management solutions, thus, providing opportunities to accelerate growth in this expanding market.

While recent events are expected to negatively impact performance during the near-term, the Company remains positive about its long-term future performance and its ability to outperform the market. The Company’s past and future actions to create value for its customers, to invest in its associates to be even more customer-focused and productive, and to more effectively deploy assets to generate greater returns for its shareholders should enhance the Company’s opportunity to prosper over the long-term.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external or internal forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in interest rates, foreign exchange rates and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a. of Acuity Brands’ Form 10-K.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by Acuity Brands under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by Acuity Brands in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Note 8 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2008, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 8 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of November 30, 2008. However, no repurchases were made during the Company’s most recent completed fiscal quarter.

Item 5a.	Other Information

On November 19, 2008, the Company entered into replacement Severance Agreements, a form of which is filed as Exhibit 10 to this report, with Mark A. Black, Executive Vice President and Chief Supply Chain Officer of Acuity Brands Lighting; John T. Hartman, Executive Vice President and Chief Commercial Officer of Acuity Brands Lighting; and Jeremy M. Quick, Executive Vice President and Chief Financial Officer of Acuity Brands Lighting. These Severance Agreements were entered into in order to replace the Severance Agreements that were previously in place for each of the executive officers to primarily amend the terms of the old agreements to make them compliant with Section 409A of the Internal Revenue Code of 1986. To the extent the Company hires or promotes individuals as executive officers in the future, the Company anticipates that it would enter into a Severance Agreement with such individuals substantially similar to the form of Severance Agreement filed as Exhibit 10 to this report.

As part of its ongoing program to accelerate the streamlining of the organization, Acuity Brands, Inc. (the “Company”) has consolidated the supply chain operations and the commercial operations of Acuity Brands Lighting, Inc., (ABL), thus, eliminating the position of Chief Commercial Officer. John T. Hartman, Executive Vice President and Chief Commercial Officer of Acuity Brands Lighting, will leave the Company effective January 7, 2009. Mr. Hartman will receive compensation in accordance with the provisions regarding termination without cause or for good reason in the Severance Agreement, dated November 19, 2008, by and among Mr. Hartman and Acuity Brands Lighting, Inc. and whose terms and benefits are disclosed in the Company’s current Proxy Statement for the 2008 Annual Meeting of Stockholders dated November 24, 2008. In addition to the benefits received under the Severance Agreement, the Company’s Board of Directors has agreed to (a) extend the period of exercise of vested options from three months following termination to twenty-four months and (b) a one-time payment of $118,000.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 21).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 6, 2009	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 6, 2009	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., dated as of September 26, 2007.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10		Form of Severance Agreement.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.