Form 10-Q
period 2009-02-28
ACUITY BRANDS INC
filed 2009-04-08
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock—$0.01 Par Value – 40,913,005 shares as of March 31, 2009.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	February 28, 2009	August 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,310	$297,096
Accounts receivable, less reserve for doubtful accounts of $1,500 at February 28, 2009 and $1,640 at August 31, 2008	215,883	268,971
Inventories	165,333	145,725
Deferred income taxes	23,949	18,251
Prepayments and other current assets	31,956	26,104

Total Current Assets	509,431	756,147

Property, Plant, and Equipment, at cost:
Land	6,590	9,501
Buildings and leasehold improvements	108,430	126,450
Machinery and equipment	330,070	334,641

Total Property, Plant, and Equipment	445,090	470,592
Less – Accumulated depreciation and amortization	306,433	309,086

Property, Plant, and Equipment, net	138,657	161,506

Other Assets:
Goodwill	373,335	342,306
Intangible assets	126,878	129,319
Deferred income taxes	2,281	2,226
Other long-term assets	19,279	17,187

Total Other Assets	521,773	491,038

Total Assets	$1,169,861	$1,408,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$159,622	$205,776
Current maturities of long-term debt	—	159,983
Accrued compensation	41,221	67,463
Other accrued liabilities	78,187	89,344

Total Current Liabilities	279,030	522,566
Long-Term Debt	203,965	203,953

Accrued Pension Liabilities, less current portion	25,943	26,686

Deferred Income Taxes	22,676	23,983

Self-Insurance Reserves, less current portion	9,477	8,853

Other Long-Term Liabilities	47,778	47,104

Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,807,424 issued and 40,319,724 outstanding at February 28, 2009; and 49,689,408 issued and 40,201,708 outstanding at August 31, 2008	498	497
Paid-in capital	640,311	626,435
Retained earnings	389,589	366,904
Accumulated other comprehensive loss	(53,935)	(22,819)
Treasury stock, at cost, 9,487,700 shares at February 28, 2009 and 9,487,700 at August 31, 2008	(395,471)	(395,471)

Total Stockholders’ Equity	580,992	575,546

Total Liabilities and Stockholders’ Equity	$1,169,861	$1,408,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net Sales	$386,139	$482,584	$838,164	$991,449
Cost of Products Sold	244,741	290,548	522,041	596,224

Gross Profit	141,398	192,036	316,123	395,225
Selling, Distribution, and Administrative Expenses	108,217	131,307	227,143	264,952
Special Charge	4,568	—	26,630	14,638

Operating Profit	28,613	60,729	62,350	115,635

Other Expense (Income):
Interest expense, net	7,508	7,107	15,510	14,101
Miscellaneous expense (income), net	(27)	192	(4,208)	(116)

Total Other Expense	7,481	7,299	11,302	13,985

Income from Continuing Operations before Provision for Income Taxes	21,132	53,430	51,048	101,650
Provision for Income Taxes	6,764	19,286	17,266	36,581

Income from Continuing Operations	14,368	34,144	33,782	65,069
Income from Discontinued Operations	—	—	—	147

Net Income	$14,368	$34,144	$33,782	$65,216

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.36	$0.84	$0.84	$1.58
Basic Earnings per Share from Discontinued Operations	—	—	—	0.00

Basic Earnings per Share	$0.36	$0.84	$0.84	$1.58

Basic Weighted Average Number of Shares Outstanding	40,200	40,446	40,073	41,164

Diluted Earnings per Share from Continuing Operations	$0.35	$0.82	$0.83	$1.54
Diluted Earnings per Share from Discontinued Operations	—	—	—	0.00

Diluted Earnings per Share	$0.35	$0.82	$0.83	$1.55

Diluted Weighted Average Number of Shares Outstanding	40,784	41,475	40,732	42,124

Dividends Declared per Share	$0.13	$0.13	$0.26	$0.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	February 28, 2009	February 29, 2008
Cash Provided by (Used for) Operating Activities:
Net income	$33,782	$65,216
Less: Income from Discontinued Operations	—	147

Income from Continuing Operations	33,782	65,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	17,425	16,592
Excess tax benefits from share-based payments	(570)	(4,194)
Gain on the sale or disposal of property, plant, and equipment	(29)	(16)
Impairments	1,558	—
Deferred income taxes	(6,615)	(1,153)
Other non-cash items	3,464	512
Change in assets and liabilities, net of effect of acquisitions, divestitures and foreign currency:
Accounts receivable	46,766	24,774
Inventories	(21,900)	(114)
Prepayments and other current assets	(1,448)	4,078
Accounts payable	(44,464)	(31,179)
Other current liabilities	(37,432)	(27,710)
Other	5,594	8,912

Net Cash (Used for) Provided by Operating Activities	(3,869)	55,571

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(11,736)	(14,612)
Proceeds from sale of property, plant, and equipment	128	95
Acquisitions	(31,385)	—

Net Cash Used for Investing Activities	(42,993)	(14,517)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(160,000)	(4)
Employee stock purchase plan issuances	261	316
Stock options exercised	2,412	2,654
Repurchases of common stock	—	(130,686)
Excess tax benefits from share-based payments	570	4,194
Dividend received from Zep Inc.	—	62,500
Dividends paid	(10,643)	(11,786)

Net Cash Used for Financing Activities	(167,400)	(72,812)

Cash flows from Discontinued Operations:
Net Cash Provided by Operating Activities	—	799
Net Cash Used for Investing Activities	—	(410)
Net Cash Provided by (Used for) Financing Activities	—	970

Net Cash Provided by Discontinued Operations	—	1,359

Effect of Exchange Rate Changes on Cash	(10,524)	1,791

Net Change in Cash and Cash Equivalents	(224,786)	(28,608)
Cash and Cash Equivalents at Beginning of Period	297,096	213,674

Cash and Cash Equivalents at End of Period	$72,310	$185,066

Supplemental Cash Flow Information:
Income taxes paid during the period	$29,119	$52,566
Interest paid during the period	$16,318	$17,749

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the results of operations and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2 – Discontinued Operations.

The unaudited interim consolidated financial statements included herein have been prepared by Acuity Brands in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Acuity Brands. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly Acuity Brands’ consolidated financial position as of February 28, 2009, its consolidated results of operations for the three and six months ended February 28, 2009 and February 29, 2008, and its consolidated cash flows for the six months ended February 28, 2009 and February 29, 2008. Certain information and footnote disclosures normally included in Acuity Brands’ annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, Acuity Brands believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Acuity Brands as of and for the three years ended August 31, 2008 and notes thereto included in Acuity Brands’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2008 (File No. 001-16583) (“Form 10-K”).

The results of operations for the six months ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of Acuity Brands historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2009.

2. Discontinued Operations

As described in Note 1 – Description of Business and Basis of Presentation, Acuity Brands completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

Six Months Ended February 29, 2008
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

3. Goodwill and Intangible Assets

Through multiple acquisitions, Acuity Brands acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks which are amortized over their estimated useful lives of 30 years. Other acquired definite lived intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years and customer relationships that are amortized over their estimated useful lives of 5 years. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. The Company tests indefinite lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Due to recent declines in the Company’s revenues and cash flows as well as downturns in key served markets, the Company performed an interim test for impairment of indefinite lived intangible assets as of February 28, 2009. The most recent analysis did not result in the recognition of an impairment charge.

The Company recorded amortization expense of $1.3 million and $0.8 million related to intangible assets with finite lives during the three months ended February 28, 2009 and February 29, 2008, respectively. The Company recorded amortization expense of $2.4 million and $1.9 million related to intangible assets with finite lives during the six months ended February 28, 2009 and February 29, 2008, respectively. Amortization expense is expected to be approximately $4.7 million in fiscal years 2009, 2010, and 2011; $3.7 million in fiscal year 2012; and $2.9 million in fiscal year 2013. The decrease in expected amortization expense in fiscal year 2012 is due to the completion of the amortization of acquired patented technology assets during fiscal year 2011. The decrease in fiscal year 2013 is due to the completion of the amortization of the acquired customer relationships during fiscal year 2012. Included in these amounts are the estimated impact of incremental amortization expense for the December 31, 2008 acquisition of Lighting Control & Design, Inc. (“LC&D”) (refer to Note 13 – Acquisitions). These estimates are subject to change as the Company finalizes the purchase price allocation for LC&D. Additionally, if the Company completes the proposed acquisition of Sensor Switch, Inc. (refer to Note 15 – Subsequent Events), amortization expense will increase as a result of the associated purchase price allocation to intangible assets with finite lives. The amount of the increase has not been determined at this time.

The Company tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. Due to recent declines in the Company’s revenues and cash flows as well as downturns in key served markets, the Company performed an interim test for impairment of goodwill as of February 28, 2009. The most recent analysis did not result in the recognition of an impairment charge. The carrying value of goodwill in the current period was adjusted for the preliminary allocation of goodwill for the LC&D acquisition of approximately $35.2 million and the negative effect of foreign currency translation of approximately $4.2 million.

4. Inventories

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2009	August 31, 2008
Raw materials and supplies	$73,693	$66,919
Work in process	11,734	12,508
Finished goods	89,239	76,470

	174,666	155,897
Less: Reserves	(9,333)	(10,172)

	$165,333	$145,725

5. Earnings per share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Basic earnings per share from continuing operations:
Income from continuing operations	$14,368	$34,144	$33,782	$65,069
Basic weighted average shares outstanding	40,200	40,446	40,073	41,164

Basic earnings per share from continuing operations	$0.36	$0.84	$0.84	$1.58

Diluted earnings per share from continuing operations:
Income from continuing operations	$14,368	$34,144	$33,782	$65,069
Basic weighted average shares outstanding	40,200	40,446	40,073	41,164
Common stock equivalents (stock options and restricted stock)	584	1,029	659	960

Diluted weighted average shares outstanding	40,784	41,475	40,732	42,124

Diluted earnings per share from continuing operations	$0.35	$0.82	$0.83	$1.54

Basic earnings per share from discontinued operations:
Income from discontinued operations		$—		$147
Basic weighted average shares outstanding		40,446		41,164

Basic earnings per share from discontinued operations		$—		$0.00

Diluted earnings per share:
Income from discontinued operations		$—		$147
Basic weighted average shares outstanding		40,446		41,164
Common stock equivalents (stock options and restricted stock)		1,029		960

Diluted weighted average shares outstanding		41,475		42,124

Diluted earnings per share from discontinued operations		$—		$0.00

6. Comprehensive Income

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

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Income from Continuing Operations	$14,368	$34,144	$33,782	$65,069
Foreign currency translation adjustments	(6,819)	2,350	(31,131)	6,578

Comprehensive income from continuing operations	$7,549	$36,494	$2,651	$71,647

Foreign currency translation adjustments for the three and six months ended February 28, 2009 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the British Pound, the Mexican Peso, the Canadian Dollar and the Euro. Foreign currency translation adjustments for the three and six months ended February 29, 2008 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the Canadian Dollar and the Euro.

7. Debt

On October 19, 2007, Acuity Brands executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at February 28, 2009 under the Revolving Credit Facility. At February 28, 2009, the Company had additional borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million discussed below.

At February 28, 2009, Acuity Brands had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At February 28, 2009, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Debt is primarily comprised of fixed income securities consisting of $200 million in publicly traded notes that are scheduled to mature in August 2010. Additionally, Acuity Brands maintains approximately $4.0 million in a tax-exempt industrial revenue bond that matures in 2021. Further discussion of Acuity Brands’ debt is included within Note 4 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

During the second quarter of fiscal 2009, Acuity Brands commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due 2009 (the “Notes”) at a discounted price of $990.00 per $1,000.00. The tender offer expired on December 9, 2008. $12,637,000 in aggregate principal amount of the Notes, representing approximately 7.9% of the outstanding Notes, were validly tendered in the offer. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes matured in February 2009 and Acuity Brands repaid the outstanding balance with cash on hand.

Interest expense, net, is comprised primarily of interest expense on debt, Revolving Credit Facility borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense, net for continuing operations decreased during fiscal 2009 due primarily to lower interest income as a result of lower interest rates and lower cash balances partially offset by lower interest expense due to lower debt outstanding. Interest expense, net related to discontinued operations was $0.3 million for the six months ended February 29, 2008.

The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Interest expense for continuing operations	$7,681	$8,659	$16,386	$17,737
Interest income for continuing operations	(173)	(1,552)	(876)	(3,636)

Interest expense, net	$7,508	$7,107	$15,510	$14,101

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

The changes in product warranty and recall reserves during the six months ended February 28, 2009 are summarized as follows:

Balance at August 31, 2008	$4,888
Adjustments to the warranty and recall reserve	1,790
Payments made during the period	(2,048)

Balance at February 28, 2009	$4,630

9. Share-Based Payments

Acuity Brands accounts for share-based payments as prescribed by SFAS No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for share-based payment awards made to Acuity Brands’ employees and directors including stock options and restricted shares (all part of the Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Nonemployee Directors’ Stock Option Plan was frozen effective January 2007. Each of these award programs are more fully discussed within the Acuity Brands’ Form 10-K. The Company recorded $3.5 million and $3.3 million of share-based expense for the three months ended February 28, 2009 and February 29, 2008, respectively. The Company recorded $6.9 million and $6.1 million of share-based expense for the six months ended February 28, 2009 and February 29, 2008, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the 2008 Special Charge (See Note 11 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.6 million and $4.2 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

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

Net periodic pension cost for the Company’s pension plans during the three and six months ended February 28, 2009 and February 29, 2008 included the following components:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$637	$721	$1,273	$1,442
Interest cost	2,173	2,100	4,345	4,200
Expected return on plan assets	(2,346)	(2,579)	(4,692)	(5,158)
Amortization of prior service cost	7	6	15	12
Recognized actuarial loss	441	313	882	626

Net periodic pension cost	$912	$561	$1,823	$1,122

11. Special Charges

Fiscal 2009 Special Charge

On October 6, 2008, Acuity Brands announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions will allow Acuity Brands to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. As a result of these actions, Acuity Brands recorded a pre-tax charge of $4.6 million, or $0.07 per diluted share, during the second quarter of fiscal 2009 related to estimated severances and employee benefits related to further reductions in workforce as well as estimated retention payments related to the previously announced consolidation of certain manufacturing operations. During the first six months of fiscal 2009, Acuity Brands recorded a pre-tax charge of $26.6 million, or $0.41 per diluted share. The $26.6 million pre-tax charge consists of $25.0 million for estimated severances and employee benefits as well as estimated retention payments related to the previously announced consolidation of certain manufacturing operations and reductions in workforce and $1.6 million impairment of assets related to the closing of a manufacturing facility. The changes in the reserves related to the 2009 program during the six months ended February 28, 2009 are summarized as follows:

Severance
Balance as of August 31, 2008	$—
Special charge	24,921
Payments made during the period	(7,027)

Balance as of February 28, 2009	$17,894

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

The changes in the reserves related to these programs during the six months ended February 28, 2009 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2008	$3,409	$1,848
Special charge	(120)	144
Payments made during the period	(1,729)	(556)

Balance as of February 28, 2009	$1,560	$1,436

12. Fair Value Measurements

In accordance with SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), Acuity Brands determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. SFAS No. 157 established a three-tiered hierarchy making a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require Acuity Brands to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of February 28, 2009:

	Fair Value as of February 28, 2009	Fair Value Measurements as of February 28, 2009 using:
		Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Long-term investments (1)	$3,739	$3,739	$—	$—

Liabilities:

Deferred compensation plan liability (2)	$3,739	$3,739	$—	$—

(1)	Acuity Brands maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities.
(2)	Acuity Brands maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees. The related deferred compensation liability represents the fair value of the investment assets.

13. Acquisitions

On December 31, 2008, Acuity Brands acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Control & Design, Inc. (“LC&D”). LC&D, located in Glendale, California, is a manufacturer of comprehensive digital lighting controls and software. LC&D offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. LC&D had calendar year 2008 sales of approximately $18 million. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of LC&D’s acquired assets and liabilities. Accordingly, the purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of LC&D does not represent a material acquisition.

14. New Accounting Standards

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date, and therefore, the impact can not be determined at this time.

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

Accounting Standards Adopted in Fiscal 2009

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and was therefore effective for the Company beginning in fiscal year 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option, and therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and was therefore effective for the Company in fiscal year 2009. The change in measurement date to August 31 resulted in an adjustment to retained earnings of approximately $0.9 million.

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

15. Subsequent Events

On March 18, 2009, Acuity Brands entered into an agreement, subject to regulatory approval, to acquire 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Sensor Switch generated sales in excess of $37 million during its fiscal year ending October 31, 2008. The terms of the agreement reflect total consideration for the purchase of approximately $205 million consisting of 2,000,000 shares of Acuity Brands’ common stock, a $30 million note payable over three years, and approximately $131 million of cash. The cash payment will be funded from available cash on hand and from borrowings under the Company’s existing Revolving Credit Facility. The acquisition is subject to regulatory approvals and other customary closing conditions both of which are expected to be achieved within 30 days of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the three and six month periods ended February 28, 2009 and February 29, 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the Securities and Exchange Commission on October 27, 2008 (“Form 10-K”) for additional information regarding the Company.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as the “Company”). Acuity Brands, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. The Company operates 22 factories and distribution facilities along with three warehouses to serve its extensive customer base.

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

On December 31, 2008, Acuity Brands acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Control & Design, Inc. (“LC&D”). LC&D, located in Glendale, California, is a manufacturer of comprehensive digital lighting controls and software. LC&D offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. LC&D had calendar year 2008 sales of approximately $18 million. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

On March 18, 2009, Acuity Brands entered into an agreement, subject to regulatory approval, to acquire 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Sensor Switch generated sales in excess of $37 million during its fiscal year ending October 31, 2008. The terms of the agreement reflect total consideration for the purchase of approximately $205 million consisting of stock, cash and a note payable. The acquisition is subject to regulatory approvals and other customary closing conditions both of which are expected to be achieved within 30 days of the agreement.

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

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain announced and potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of Acuity Brands’ outstanding common stock, of which approximately 9.5 million had been repurchased at February 28, 2009. The Company currently expects to invest approximately $30 to $35 million primarily for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009, of which $11.7 million was invested in the first half of fiscal 2009. The Company expects to contribute approximately $3.8 million during fiscal year 2009 to fund its defined benefit plans. As of February 28, 2009, the assets in the qualified defined benefit plans declined approximately 30% compared to the values reported in the Company’s Form 10-K. The Company does not expect this decline to materially impact the contribution for fiscal year 2009 and the impact on future periods has not yet been determined.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the six months ended February 28, 2009, Acuity Brands received $2.7 million in cash primarily from stock issuances in connection with stock option exercises. These receipts were more than offset by returns to stockholders during the first half through the payment of $10.6 million in dividends. Acuity Brands’ available cash position at February 28, 2009 was $72.3 million, a decrease of $224.8 million from August 31, 2008. The decrease in the Company’s available cash position was due primarily to repayments of debt, cash used by operating activities discussed below, acquisitions, dividends paid, and capital investments partially offset by proceeds from the exercise of stock options.

Acuity Brands used $3.9 million of net cash for operating activities during the first six months of fiscal year 2009 compared with $55.6 million generated in the prior-year period, a decrease of $59.5 million. This decline was due primarily to lower net income, the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable), and increased deferred income taxes. Operating working capital increased by approximately $12.7 million to $221.6 million at February 28, 2009 from $208.9 million at August 31, 2008. Operating working capital increased due primarily to higher levels of inventory in order to appropriately service customers during the previously announced consolidation of certain manufacturing facilities. Additionally, raw materials inventory has increased to support manufacturing of products previously manufactured by outside vendors and as a result of discontinued use of supplier logistics centers by certain suppliers. Operating working capital was also impacted by a reduction in accounts payable partially offset by a reduction in accounts receivable, both driven by lower volume. The increase in deferred income taxes is due primarily to an increased deferred tax asset related to the special charge reserves. The Company expects to generate cash flow from operations less capital expenditures approximately equal to net income during fiscal year 2009. Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $11.7 million and $14.6 million in the first six months of fiscal year 2009 and 2008, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest between $30 million and $35 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009.

During the third fiscal quarter, the Company expects to complete the proposed acquisition of Sensor Switch. A cash payment of approximately $131 million will be funded from available cash on hand and from borrowings under the Company’s existing Revolving Credit Facility. The Company will also issue a $30 million note payable over three years as consideration in the agreement.

Capitalization

The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of February 28, 2009, Acuity Brands had no borrowings under the Revolving Credit Facility discussed below. As of February 28, 2009, total debt outstanding decreased $160.0 million to $204.0 million at February 28, 2009 compared to $364.0 million at August 31, 2008, primarily due to the repayment of the $160 million 6% notes, which matured in February 2009.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of February 28, 2009, the Company was in compliance with all financial covenants and had no outstanding borrowings under the Revolving Credit Facility. At February 28, 2009, the Company had borrowing capacity under the Revolving Credit Facility of $241.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $8.7 million. See Note 7 – Debt of the Notes to Consolidated Financial Statements.

During the second quarter of fiscal 2009, Acuity Brands commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due 2009 (the “Notes”) at a discounted price of $990.00 per $1,000.00. The tender offer expired on December 9, 2008. A total of $12.6 million of the Notes, representing approximately 7.9% of the outstanding Notes, was validly tendered in the offer. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes matured in February 2009 and Acuity Brands repaid the outstanding balance with cash on hand.

During the first six months of fiscal year 2009, the Company’s consolidated stockholders’ equity increased $5.5 million to $581.0 million at February 28, 2009 from $575.5 million at August 31, 2008. The increase was due primarily to net income earned in the period as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan partially offset by the impact of foreign currency rate fluctuations on accumulated other comprehensive loss items and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 26.0% and 38.7% at February 28, 2009 and August 31, 2008, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 18.5% at February 28, 2009 and 10.4% at August 31, 2008. The Company expects its debt to total capitalization ratio to remain below 35% after the proposed acquisition of Sensor Switch.

Dividends

The Company paid cash dividends on common stock of $10.6 million ($0.26 per share) during the first six months of fiscal year 2009 compared with $11.8 million ($0.28 per share) during the first six months of fiscal year 2008. The Company currently plans to pay quarterly dividends at an annual rate of $0.52 per share; however, each quarterly dividend must be approved by the Board of Directors.

Results of Operations

Second Quarter of Fiscal 2009 Compared with Second Quarter of Fiscal 2008

The following table sets forth information comparing the components of net income for the three months ended February 28, 2009 with the three months ended February 29, 2008:

	Three Months Ended		Increase (Decrease)		Percent Change
($ in millions, except per-share data)	February 28, 2009	February 29, 2008
Net Sales	$386.1	$482.6	$(96.5)		(20.0)%
Cost of Products Sold	244.7	290.5	(45.8)		(15.8)%

Gross Profit	141.4	192.0	(50.6)		(26.4)%
Percent of net sales	36.6%	39.8%	(320	) bp
Selling, Distribution, and Administrative Expenses	108.2	131.3	(23.1)		(17.6)%
Special Charge	4.6	—	4.6		100.0%

Operating Profit	28.6	60.7	(32.1)		(52.9)%
Percent of net sales	7.4%	12.6%	(520	) bp
Other Expense (Income)
Interest Expense, net	7.5	7.1	0.4		5.6%
Miscellaneous Expense (Income)	(0.0)	0.2	0.2		100.0%

Total Other Expense (Income)	7.5	7.3	0.2		2.7%

Income from Continuing Operations before Provision for Income Taxes	21.1	53.4	(32.3)		(60.5)%
Percent of net sales	5.5%	11.1%	(560	) bp
Provision for Taxes	6.8	19.3	(12.5)		(64.8)%

Effective tax rate	32.2%	36.1%
Income from Continuing Operations	14.4	34.1	(19.7)		(57.8)%
Income from Discontinued Operations, net of tax	—	—	—		—%

Net Income	$14.4	$34.1	$(19.7)		(57.8)%

Diluted Earnings per Share from Continuing Operations	$0.35	$0.82	$(0.47)		(57.3)%

Results from Continuing Operations

Net sales were $386.1 million for the three months ended February 28, 2009 compared with $482.6 million reported in the prior-year period, a decrease of $96.5 million, or 20.0%. For the three months ended February 28, 2009, the Company reported income from continuing operations of $14.4 million (including a $2.9 million after-tax special charge for estimated costs the Company incurred to simplify and streamline its operations and consolidate certain manufacturing facilities) compared with $34.1 million for the three months ended February 29, 2008. Diluted earnings per share from continuing operations were $0.35 (including $0.07 related to the special charge) for the second quarter of fiscal 2009 as compared with $0.82 reported for the second quarter of fiscal 2008, a decrease of 57.3%.

Net Sales

The 20.0% decline in net sales for the three months ended February 28, 2009 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable impact of foreign currency fluctuation partially offset by enhanced mix of products sold and favorable pricing. The lower volume of product shipments is due primarily to continued declining demand in the non-residential construction market, particularly in commercial and industrial buildings. Approximately one third of the volume decline is as a result of continued weakness in the residential market and reduced new store openings by certain large retailers. These volume declines were only slightly offset by benefits from a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features and improved pricing primarily implemented to offset increased material costs. The Company estimates that an enhanced mix of products sold and improved pricing favorably impacted sales by approximately 2%. The LC&D acquisition contributed less than 1% to net sales during the second quarter of fiscal 2009. Unfavorable fluctuation in foreign currency exchange rates contributed approximately $9.5 million, or 2%, to the decrease in net sales during the second quarter of fiscal 2009.

Gross Profit

Gross profit margins decreased 320 basis points to 36.6% of net sales for the three months ended February 28, 2009 from 39.8% reported for the prior-year period. Gross profit decreased $50.6 million, or 26.4%, to $141.4 million for the three months ended February 28, 2009 compared with $192.0 million for the prior-year period. The deterioration in gross profit and gross profit margin was largely attributable to overall volume declines and increased raw materials and component costs which were not recovered by benefits from higher price and richer product mix. The Company estimates that raw material and component costs increased $18 million compared to the year-ago period and believes less than half of this increase was recovered in higher prices. These factors were only partially offset by benefits from programs to improve productivity, delivery performance, and quality. The impact on gross profit from raw material and commodity costs not recovered through price and product mix is expected to continue to be unfavorable, although at a lower rate, for the remainder of the fiscal year.

Operating Profit

Selling, distribution, and administrative expenses (“SD&A expenses”) were $108.2 million for the three months ended February 28, 2009 compared with $131.3 million in the prior-year period, which represented a decrease of $23.1 million, or 17.6%. The majority of the decrease in SD&A expenses was due primarily to benefits from the actions taken during fiscal 2008 and the first quarter of fiscal 2009 to streamline and simplify operations as well as benefits from other general and administrative cost containment programs. Additionally, lower freight costs and commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, as well as lower expenses for the Company’s incentive compensation plans benefited the second quarter of fiscal 2009 as compared to the prior-year period. Partially offsetting these benefits were selected investments in sales and marketing resources and new products and services as well as incremental SD&A expenses related to LC&D. SD&A expenses as a percent of sales were 28.0% for the second quarter of fiscal 2009 compared to 27.2% for the year-ago period. The increase in SD&A expenses as a percent of sales is due primarily to additional investments in product innovation and technology and certain sales and marketing activities as well as expanding the Company’s capabilities to service the renovation and relight market.

Gross profit less SD&A expenses was $33.2 million in the second quarter of fiscal 2009 compared with $60.7 million in the prior-year period, which represented a decrease of $27.5 million, or 45.3%. The decrease was due to gross profit declines partially offset by lower SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the Company’s performance.

As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded a pre-tax charge of $4.6 million during the second quarter of fiscal 2009. The fiscal 2009 charge reflects severance, retention payments, and related employee benefit costs associated with the previously announced consolidation of certain manufacturing facilities and further reductions in workforce. See the Outlook section for expected savings from these actions.

Operating profit was $28.6 million for the three months ended February 28, 2009 compared with $60.7 million reported for the prior-year period, a decrease of $32.1 million, or 52.9%. Operating profit margin declined 520 basis points to 7.4% compared with 12.6% in the year-ago period. The decrease in operating profit margin in the second quarter of fiscal 2009 compared with the prior-year period was due to the decrease in gross profit and the recording of the special charge partially offset by the decrease in SD&A expenses noted above.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $7.5 million and $7.1 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Interest expense, net, increased 5.6% in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 due primarily to lower interest income as a result of lower interest rates and lower invested cash balances partially offset by lower interest expense as a result of repayment of the $160 million Notes in February. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 32.2% and 36.1% for the three months ended February 28, 2009 and February 29, 2008, respectively. The effective tax rate for the second quarter of fiscal 2009 is lower than the year-ago period due primarily to tax deductions having a greater impact as a result of lower pre-tax earnings compared with the prior-year period. The Company estimates that the effective tax rate for the year will be approximately 33% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the second quarter of fiscal 2009 decreased $19.7 million to $14.4 million (including $2.9 million after-tax for the special charge) from $34.1 million reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decrease in operating profit, partially offset by lower tax expense.

Net Income

Net income for the second quarter of fiscal 2009 decreased $19.7 million to $14.4 million from $34.1 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from continuing operations.

Six Months of Fiscal 2009 Compared with Six Months of Fiscal 2008

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the six months ended February 28, 2009 with the six months ended February 29, 2008:

($ in millions, except per-share data)	Six Months Ended		Increase (Decrease)		Percent Change
	February 28, 2009	February 29, 2008
Net Sales	$838.2	$991.5	$(153.3)		(15.5)%
Cost of Products Sold	522.0	596.2	(74.2)		(12.4)%

Gross Profit	316.1	395.2	(79.1)		(20.0)%
Percent of net sales	37.7%	39.9%	(220	) bp
Selling, Distribution, and Administrative Expenses	227.1	265.0	(37.9)		(14.3)%
Special Charge	26.6	14.6	12.0		82.2%

Operating Profit	62.4	115.6	(53.2)		(46.0)%
Percent of net sales	7.4%	11.7%	(430	) bp
Other Expense (Income)
Interest Expense, net	15.5	14.1	1.4		9.9%
Miscellaneous Expense (Income)	(4.2)	(0.1)	4.1		4100.0%

Total Other Expense (Income)	11.3	14.0	(2.7)		(19.3)%

Income from Continuing Operations before Provision for Income Taxes	51.0	101.7	(50.7)		(49.9)%
Percent of net sales	6.1%	10.2%	(410	) bp
Provision for Taxes	17.3	36.6	(19.3)		(52.7)%

Effective tax rate	33.9%	36.0%
Income from Continuing Operations	33.8	65.1	(31.3)		(48.1)%
Income from Discontinued Operations, net of tax	—	0.1	(0.1)		(100.0)%

Net Income	$33.8	$65.2	$(31.4)		(48.2)%

Diluted Earnings per Share from Continuing Operations	$0.83	$1.54	$(0.71)		(46.1)%

Results from Continuing Operations

Net sales were $838.2 million for the six months ended February 28, 2009 compared with $991.5 million reported in the prior-year period, a decrease of $153.3 million, or 15.5%. For the six months ended February 28, 2009, the Company reported income from continuing operations of $33.8 million (including a $16.8 million after-tax special charge for estimated costs the Company intends to incur to simplify and streamline its operations and consolidate certain manufacturing facilities) compared with $65.1 million (including a $9.1 million after-tax special charge for estimated costs the Company incurred to simplify and streamline its operations as a result of the Spin-off) earned for the six months ended February 29, 2008. Diluted earnings per share from continuing operations were $0.83 (including $0.41 related to the special charge) for the first half of fiscal 2009 as compared with $1.54 (including $0.21 related to the special charge) reported for the first half of 2008, a decrease of 46.1%.

Net Sales

The 15.5% decline in net sales for the six months ended February 28, 2009 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable impact of foreign currency fluctuation partially offset by enhanced mix of products sold and favorable pricing. More than one third of the lower volume of product shipments is due to continued weakness in the residential market and reduced new store openings by certain large retailers. The Company also experienced declines in product shipments as a result of continued declining demand in the non-residential construction market, particularly in commercial and industrial buildings. These volume declines were partially offset by benefits from a richer mix of new and innovative products, which offer customers greater benefits and features, sold at higher per unit sales prices and improved pricing primarily implemented to offset increased material costs. The Company estimates that an enhanced mix of products sold and improved pricing favorably impacted sales by approximately 3%. The LC&D acquisition contributed an immaterial amount to net sales during the period. Unfavorable fluctuation in foreign currency exchange rates contributed approximately $17.0 million, or 2%, to the decrease in net sales during the first half of fiscal 2009.

Gross Profit

Gross profit margins decreased 220 basis points to 37.7% of net sales for the six months ended February 28, 2009 from 39.9% reported for the prior-year period. Gross profit decreased $79.1 million, or 20.0%, to $316.1 million for the six months ended February 28, 2009 compared with $395.2 million for the prior-year period. The deterioration in gross profit and gross profit margin was largely attributable to overall volume declines and increased raw materials and component costs which were not recovered by benefits from higher price and richer product mix. The Company estimates that raw material and component costs increased approximately $34 million compared with the year-ago period of which only approximately half was recovered in higher prices. These factors were only partially offset by benefits from programs to improve productivity, delivery performance, and quality. The impact on gross profit from raw material and commodity costs not recovered through price and product mix is expected to continue to be unfavorable, although at a lower rate, for the remainder of the fiscal year.

Operating Profit

SD&A expenses were $227.1 million for the six months ended February 28, 2009 compared with $265.0 million in the prior-year period, which represented a decrease of $37.9 million, or 14.3%. The majority of the decrease in SD&A expenses was due primarily to benefits from the actions taken during fiscal 2008 and the first quarter of fiscal 2009 to streamline and simplify operations as well as benefits from other general and administrative cost containment programs. Additionally, lower freight costs and commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, as well as lower expenses for the Company’s incentive compensation plans benefited the first half of fiscal 2009 as compared to the prior-year period. Partially offsetting these benefits were selected investments in sales and marketing resources and new products and services as well as incremental SD&A expenses related to the LC&D acquisition. SD&A expenses as a percent of sales were 27.1% for the first half of fiscal 2009 compared to 26.7% for the year-ago period. The increase in SD&A expenses as a percent of sales is due primarily to investments in product innovation and technology and certain sales and marketing activities as well as expanding the Company’s capabilities to service the renovation and relight market.

Gross profit less SD&A expenses was $89.0 million in the first half of fiscal 2009 compared with $130.2 million in the prior-year period, which represented a decrease of $41.2 million, or 31.6%. The decrease was due to gross profit declines partially offset by lower SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

As part of the Company’s ongoing initiative to streamline and simplify operations, the Company recorded a pre-tax charge of $26.6 million in the first half of fiscal 2009 compared to $14.6 million recorded in the prior-year period. The fiscal 2009 charge reflects severance, retention payments, and related employee benefit costs associated with the previously announced consolidation of certain manufacturing facilities and reductions in workforce as well as impairment charges on certain assets related to those manufacturing facilities. See the Outlook section for expected savings from these actions. The fiscal 2008 charge reflected severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases, primarily related to the Spin-off.

Operating profit was $62.4 million for the six months ended February 28, 2009 compared with $115.6 million reported for the prior-year period, a decrease of $53.2 million, or 46.0%. Operating profit margin decreased 430 basis points to 7.4% compared with 11.7% in the year-ago period. The decrease in operating profit margin in the first half of fiscal 2009 compared with the prior-year period was due to the decrease in gross profit and the increase in the special charge partially offset by the decrease in SD&A expenses noted above.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $15.5 million and $14.1 million for the six months ended February 28, 2009 and February 29, 2008, respectively. Interest expense, net, increased 9.9% in the first half of fiscal 2009 compared with the first half of fiscal 2008 due primarily to lower interest income as a result of lower interest rates partially offset by lower interest expense as a result of repayment of the $160 million Notes. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 33.9% and 36.0% for the six months ended February 28, 2009 and February 29, 2008, respectively. The current period tax rate was lower than the prior-year period due primarily to tax deductions having a greater impact as a result of lower pre-tax earnings compared with the prior-year period. The Company estimates that the effective tax rate for the year will be approximately 33% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the first half of fiscal 2009 decreased $31.3 million to $33.8 million (including $16.8 million after-tax for the special charge) from $65.1 million (including $9.1 million after-tax for the special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decrease in operating profit, partially offset by lower tax expense.

Results from Discontinued Operations and Net Income

The Company generated no income from discontinued operations for the first half of fiscal 2009 compared to $0.1 million in the prior-year period.

Net income for the first six months of fiscal 2009 decreased $31.4 million to $33.8 million from $65.2 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from continuing operations.

Outlook

Rising unemployment and tight credit markets as well as other factors have created great uncertainty regarding the direction and vitality of the U.S. economy. These factors have contributed to very low consumer and business confidence levels resulting in a decidedly bearish sentiment regarding future near-term construction activity. As a result of extreme volatility in the market place, the correlation of traditional measures for gauging future construction activity is making it difficult to forecast future shorter-term demand for lighting fixtures. Nevertheless, the Company expects the percentage decline in full year revenues compared with the year ago period to be at least in the middle to upper teens.

The Company’s profitability in the second half of fiscal 2009 should benefit from seasonally higher sales, increased benefits from previously announced streamlining actions, and lower material costs as compared to the first half of the fiscal year, partially offset by a more competitive pricing environment. Management expects to realize more than $50 million of annualized cost savings as a result of the streamlining actions taken in fiscal 2009 of which approximately $20 million is expected to be realized in the second half of the current fiscal year following the consolidation of previously announced manufacturing operations that are scheduled to be substantially complete by the fiscal fourth quarter. The Company expects cash flows to be positive in the second half of fiscal 2009 driven by inventory reductions following the completion of the consolidation of certain manufacturing facilities. Efforts to lower inventory may negatively impact profitability in the second half due to the under-absorption of costs as the Company temporarily produces fewer products than it sells. While the recent acquisition of LC&D and the proposed acquisition of Sensor Switch are important strategic additions with favorable longer-term potential, they are not expected to materially impact the Company’s results for the remainder of fiscal 2009. Backlog at the end of the second quarter was $138 million, down 14 percent versus the prior year, and incoming orders in March were down nearly 20 percent compared with the year ago period.

While the current turmoil in the economic environment will likely negatively impact results in the near-term, management remains very positive about the long-term future performance of the Company and its ability to outperform the market. Management continues to position the Company to optimize short-term performance while investing in and deploying resources to further profitable growth opportunities for the long-term. The Company continues to focus on and invest in industry-leading product innovation incorporating sustainable design and increased service and product capabilities to better serve existing customers as well as the renovation and relight market. With the recent acquisition of LC&D and completion of the proposed acquisition of Sensor Switch, the Company is creating a platform with extensive capabilities offering some of the most technologically advanced sustainable lighting solutions incorporating both controls and fixtures to maximize energy savings while delivering exceptional quality. Management believes these acquisitions will accelerate the Company’s participation in both the new construction market and the building energy management systems market while expanding its presence in the very large and dynamic renovation and relight market.

These are extraordinarily challenging times. However, the Company’s past and future actions to create value for customers, invest in associates to be even more customer-focused and productive, and more effectively deploy assets to generate greater returns for shareholders should enhance the Company’s opportunity to prosper over the long-term.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of significant accounting estimates with the Company’s Audit Committee. As a result of recent declines in the Company’s revenues and general economic conditions, below is a more detailed discussion of the Company’s accounting policies regarding the recoverability of goodwill and indefinite lived intangible assets.

Goodwill and Indefinite Lived Intangible Assets

Acuity Brands reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances changes that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow.

Although management currently believes that the estimates used in the evaluation of goodwill and indefinite lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flow and/or changes in the discount rate or theoretical royalty rate could cause these assets to be deemed impaired. If this were to occur, the Company would be required to charge to earnings the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flows from operations.

Goodwill

Acuity Brands has two reporting units Acuity Brands Lighting (“ABL”) and Acuity Brands Technology Services. All of the goodwill balance of $373.3 million is associated with ABL and ABL represents over 98% of the Company’s carrying value. In determining the fair value of the Company’s ABL reporting unit, Acuity Brands uses a discounted cash flow analysis, which requires assumptions about discount rates as well as short and long-term growth (or decline) rates. The Company utilized an estimated discount rate of 11.3% as of February 28, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. Short-term growth (or decline) rates are based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. Acuity Brands calculates the discounted cash flows using a 10-year period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at 3% for Acuity Brands and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market.

During the second quarter of fiscal 2009, Acuity Brands performed an interim evaluation of the fair value of goodwill, triggered by the continuing decline in the non-residential construction market and specifically in the Company’s revenues. The analysis included downward adjustments to the Company’s revenue forecasts and related short-term growth rates. The goodwill analysis did not result in an impairment charge as the estimated fair value of the ABL reporting unit continues to exceed the carrying value by a significant amount.

Indefinite Lived Intangible Assets

Acuity Brands’ indefinite lived intangible assets consist of three unamortized trade names with an aggregate carrying value of approximately $73.6 million. Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Future net sales and short-term growth (or decline) rates are estimated for each particular trade name based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, expected growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% for Acuity Brands and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market. The theoretical royalty rate is estimated using a factor of operating profit margins and management’s assumptions regarding the amount a willing third party would pay to use the particular trade name. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected, future after-tax cash flow in the valuation model. As with goodwill noted above, the Company utilized an estimated discount rate of 11.3% as of February 28, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.

During the second quarter of fiscal 2009, Acuity Brands performed an interim evaluation of the fair value of its three unamortized trade names, triggered by the continuing decline in the non-residential construction market and specifically in the Company’s revenues and cash flows related to these trade names. Acuity Brands adjusted expected revenues based on recent lighting market growth or decline estimates for fiscal years 2010 through 2013. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance in the declining market. During fiscal 2009, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite lived intangible asset analysis did not result in an impairment charge as the fair values exceed the carrying values by a significant amount except for the Mark Lighting trade name which has a fair value that exceeds its $8.6 million carrying value by approximately 10%.

For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, dividends and the impact of the recent acquisition of LC&D and the proposed acquisition of Sensor Switch; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external or internal forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. Risks and uncertainties related to the recent acquisition of LC&D and the proposed acquisition of Sensor Switch include, but are not limited to, integration of the acquisitions and realizing expected synergies from the acquisitions, and in the case of the proposed Sensor Switch acquisition, satisfaction of the conditions to closing. Additional risks and uncertainties impacting the Company’s business include, but are not limited to, customer and supplier relationships and prices; general economic conditions; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K, and are specifically incorporated herein by reference.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Note 8 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2009, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 8 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of February 28, 2009. However, no repurchases were made during the Company’s most recent completed fiscal quarter.

The Company has a commitment to issue 281,624 shares as consideration for the acquisition of Lighting Control and Design, Inc. The Company’s Board of Directors reserved and set aside from shares of Common Stock held as treasury shares 281,624 shares to be issued pursuant to the terms of the Lighting Control and Design purchase agreement.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on January 8, 2009 in Atlanta, Georgia, the shareholders elected the following nominees to the Board of Directors for various terms identified in the following table. Votes cast were as follows:

	Term Expiring at the Annual Meeting for	For	Withheld
Peter C. Browning	2011	33,437,003	3,739,567
John L. Clendenin	2011	36,419,151	757,419
Ray M. Robinson	2011	34,245,088	2,931,482
Gordon D. Harnett	2010	36,426,043	750,527
George C. (Jack) Guynn	2009	36,445,967	730,603

In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: Robert F. McCullough, Vernon J. Nagel, Julia B. North, and Neil Williams.

Votes cast for or against, and the number of abstentions and broker non-votes for the other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm	36,907,151	214,595	54,823	—

Item 5.	Other Information

Effective October 24, 2008, the Form of Restricted Stock Award Agreement under the Company’s Long Term Incentive Plan was revised to incorporate covenant provisions pertaining to confidentiality, inventions, non-solicitation and non-competition. The Form of Nonqualified Stock Option Agreement for Key Employees and the Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. under the Company’s Long Term Incentive Plan were also revised to incorporate the covenant provisions by reference to the Form of Restricted Stock Award Agreement. The revised forms are attached hereto as Exhibits 10 (g), 10 (i) and 10 (j), respectively.

Effective April 6, 2009, the Form of Restricted Stock Award Agreement under the Company’s Long-Term Incentive Plan was revised to expand the non-competition covenant provisions. The revised form is attached hereto as Exhibit 10 (h). The expanded non-competition covenant provisions also apply to the Form of Nonqualified Stock Option Agreement for Key Employees and the Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. which incorporate the covenant provisions by reference to the Form of Restricted Stock Award Agreement.

The Company made employment letters available to each of Mark A. Black, Executive Vice President of Acuity Brands Lighting, Jeremy M. Quick, Executive Vice President and Chief Financial Officer of Acuity Brands Lighting and John T. Hartman, the Former Executive Vice President and Chief Commercial Officer of Acuity Brands Lighting in connection with their original hiring, which in each instance occurred prior to the individuals becoming named executive officers. The employment letters for Messrs. Black, Quick and Hartman are filed as exhibits 10 (f), 10 (e) and 10 (d) to this Quarterly Report on Form 10-Q. However, the Company notes that terms of each officer’s at-will employment described in the employment letters are no longer reflective of current salary and benefits levels. Accordingly, the offer letters as well as current compensation and benefit levels for each officer (or former officer) are described in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Executive Compensation—Executive Compensation Tables.”

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 29).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: April 8, 2009	/s/ Vernon J. Nagel
VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 8, 2009	/s/ Richard K. Reece
RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 2.		Stock Purchase Agreement by and among Sensor Switch, Inc., Brian Planter, Acuity Brands Lighting, Inc., Acuity Brands, Inc., dated as of March 18, 2009.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on March 18, 2009, which is incorporated herein by reference.

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 10-Q as filed with the Commission on January 6, 2009, which is incorporated herein by reference.

	(b)	Long-Term Incentive Plan Fiscal Year 2009 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on January 13, 2009, which is incorporated herein by reference.

	(c)	Management Compensation and Incentive Plan Fiscal Year 2009 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on January 13, 2009, which is incorporated herein by reference.

	(d)	Employment Letter dated April 29, 2004 between Acuity Brands Lighting, Inc. and John T. Hartman.	Filed with the Commission as part of this Form 10-Q.

	(e)	Employment Letter dated October 29, 2004 between Acuity Brands Lighting, Inc. and Jeremy M. Quick.	Filed with the Commission as part of this Form 10-Q.

	(f)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-Q.

	(g)	Form of Restricted Stock Award Agreement effective from October 24, 2008 through April 5, 2009.	Filed with the Commission as part of this Form 10-Q.

	(h)	Form of Restricted Stock Award Agreement effective April 6, 2009.	Filed with the Commission as part of this Form 10-Q.

	(i)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Filed with the Commission as part of this Form 10-Q.

	(j)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.