Form 10-Q
period 2009-05-31
ACUITY BRANDS INC
filed 2009-07-02
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock—$0.01 Par Value – 43,086,313 shares as of June 30, 2009.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	May 31, 2009	August 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,290	$297,096
Accounts receivable, less reserve for doubtful accounts of $1,844 at May 31, 2009 and $1,640 at August 31, 2008	221,477	268,971
Inventories	158,129	145,725
Deferred income taxes	21,971	18,251
Prepayments and other current assets	25,914	26,104

Total Current Assets	455,781	756,147

Property, Plant, and Equipment, at cost:
Land	7,342	9,501
Buildings and leasehold improvements	112,073	126,450
Machinery and equipment	343,595	334,641

Total Property, Plant, and Equipment	463,010	470,592
Less – Accumulated depreciation and amortization	318,039	309,086

Property, Plant, and Equipment, net	144,971	161,506

Other Assets:
Goodwill	548,105	342,306
Intangible assets	148,684	129,319
Deferred income taxes	2,281	2,226
Other long-term assets	21,302	17,187

Total Other Assets	720,372	491,038

Total Assets	$1,321,124	$1,408,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,510	$159,983
Revolving credit facility borrowings	60,800	—
Accounts payable	157,174	205,776
Accrued compensation	37,775	67,463
Other accrued liabilities	68,007	89,344

Total Current Liabilities	333,266	522,566
Long-Term Debt	224,461	203,953

Accrued Pension Liabilities, less current portion	27,114	26,686

Deferred Income Taxes	22,912	23,983

Self-Insurance Reserves, less current portion	9,085	8,853

Other Long-Term Liabilities	45,736	47,104

Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,823,799 issued and 42,336,099 outstanding at May 31, 2009; and 49,689,408 issued and 40,201,708 outstanding at August 31, 2008	498	497
Paid-in capital	643,823	626,435
Retained earnings	380,109	366,904
Accumulated other comprehensive loss	(40,706)	(22,819)
Treasury stock, at cost, 7,487,700 shares at May 31, 2009 and 9,487,700 at August 31, 2008	(325,174)	(395,471)

Total Stockholders’ Equity	658,550	575,546

Total Liabilities and Stockholders’ Equity	$1,321,124	$1,408,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net Sales	$396,628	$512,438	$1,234,792	$1,503,887
Cost of Products Sold	243,023	304,246	765,067	900,470

Gross Profit	153,605	208,192	469,725	603,417
Selling, Distribution, and Administrative Expenses	112,116	136,488	339,257	401,440
Special Charge	6	—	26,635	14,638

Operating Profit	41,483	71,704	103,833	187,339
Other Expense (Income):
Interest expense, net	6,372	7,174	21,882	21,274
Miscellaneous expense (income), net	2,020	1,592	(2,188)	1,476

Total Other Expense	8,392	8,766	19,694	22,750

Income from Continuing Operations before Provision for Income Taxes	33,091	62,938	84,139	164,589
Provision for Income Taxes	10,765	21,280	28,030	57,862

Income from Continuing Operations	22,326	41,658	56,109	106,727
Loss from Discontinued Operations	(299)	(525)	(299)	(377)

Net Income	$22,027	$41,133	$55,810	$106,350

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.55	$1.04	$1.39	$2.61
Basic Loss per Share from Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)

Basic Earnings per Share	$0.54	$1.03	$1.38	$2.60

Basic Weighted Average Number of Shares Outstanding	40,934	40,190	40,358	40,865

Diluted Earnings per Share from Continuing Operations	$0.54	$1.01	$1.36	$2.55
Diluted Loss per Share from Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)

Diluted Earnings per Share	$0.53	$1.00	$1.35	$2.54

Diluted Weighted Average Number of Shares Outstanding	41,718	41,247	41,122	41,825

Dividends Declared per Share	$0.13	$0.13	$0.39	$0.41

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	May 31, 2009	May 31, 2008
Cash Provided by (Used for) Operating Activities:
Net income	$55,810	$106,350
Add: Loss from Discontinued Operations	299	377

Income from Continuing Operations	56,109	106,727
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	26,126	24,808
Excess tax benefits from share-based payments	(555)	(4,696)
Loss (Gain) on the sale or disposal of property, plant, and equipment	9	(22)
Impairments of property, plant, and equipment	1,558	—
Deferred income taxes	(4,521)	3,563
Other non-cash items	6,852	3,281
Change in assets and liabilities, net of effect of acquisitions, divestitures and foreign currency:
Accounts receivable	48,939	6,819
Inventories	(7,591)	(3,758)
Prepayments and other current assets	5,901	7,644
Accounts payable	(49,522)	(21,719)
Other current liabilities	(60,952)	(20,161)
Other	5,079	8,106

Net Cash Provided by Operating Activities	27,432	110,592

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(15,078)	(21,407)
Proceeds from sale of property, plant, and equipment	141	133
Acquisitions	(162,414)	(3,500)

Net Cash Used for Investing Activities	(177,351)	(24,774)

Cash Provided by (Used for) Financing Activities:
Revolving credit facility borrowings, net	60,800	—
Repayments of long-term debt	(160,000)	(6)
Employee stock purchase plan issuances	261	410
Stock options exercised	2,555	3,434
Repurchases of common stock	—	(136,139)
Excess tax benefits from share-based payments	555	4,696
Dividend received from Zep Inc.	—	58,379
Dividends paid	(16,001)	(17,132)

Net Cash Used for Financing Activities	(111,830)	(86,358)

Cash flows from Discontinued Operations:
Net Cash (Used for) Provided by Operating Activities	(299)	274
Net Cash Used for Investing Activities	—	(410)
Net Cash Provided by Financing Activities	—	970

Net Cash (Used for) Provided by Discontinued Operations	(299)	834

Effect of Exchange Rate Changes on Cash	(6,758)	2,346

Net Change in Cash and Cash Equivalents	(268,806)	2,640
Cash and Cash Equivalents at Beginning of Period	297,096	213,674

Cash and Cash Equivalents at End of Period	$28,290	$216,314

Supplemental Cash Flow Information:
Income taxes paid during the period	$32,025	$64,174
Interest paid during the period	$26,660	$28,115

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

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2009, its consolidated results of operations for the three and nine months ended May 31, 2009 and May 31, 2008, and its consolidated cash flows for the nine months ended May 31, 2009 and May 31, 2008. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2008 (File No. 001-16583) (“Form 10-K”).

The results of operations for the nine months ended May 31, 2009 and May 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of Acuity Brands historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2009.

2. Discontinued Operations

As described in Note 1 – Description of Business and Basis of Presentation, Acuity Brands completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net Sales	$—	$—	$—	$97,755

Income before Provision for Income Taxes	—	—	—	2,946
Provision for Income Taxes	299	525	299	3,323

Net Loss from Discontinued Operations	$(299)	$(525)	$(299)	$(377)

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

3. Goodwill and Intangible Assets

Through multiple acquisitions, Acuity Brands acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks which are amortized over their estimated useful lives. Other acquired definite lived intangible assets consist primarily of patented technology, non-compete agreements, and customer relationships. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.

The Company recorded amortization expense of $1.5 million and $0.8 million related to intangible assets with finite lives during the three months ended May 31, 2009 and May 31, 2008, respectively. The Company recorded amortization expense of $3.9 million and $2.8 million related to intangible assets with finite lives during the nine months ended May 31, 2009 and May 31, 2008, respectively. Amortization expense is expected to be approximately $4.2 million in fiscal year 2009; $6.0 million in fiscal years 2010 and 2011; $5.0 million in fiscal year 2012; and $4.7 million in fiscal year 2013. The decrease in expected amortization expense in fiscal year 2012 is due to the completion of the amortization during fiscal year 2011 of acquired patented technology assets. The decrease in fiscal year 2013 is due to the completion of the amortization during fiscal year 2012 of the acquired customer relationships. Included in these amounts are the estimated impact of incremental amortization expense for the December 31, 2008 acquisition of substantially all the assets and the assumption of certain liabilities of Lighting Control & Design, Inc. (“LC&D”) and the April 20, 2009 acquisition of Sensor Switch, Inc. and related subsidiaries (“Sensor Switch”) (refer to Note 13 – Acquisitions). These estimates are subject to change as the Company finalizes the purchase price allocation for LC&D and Sensor Switch.

The carrying value of goodwill in the current period was adjusted for the preliminary allocation of goodwill for the acquisitions of Sensor Switch and LC&D of approximately $207.3 million and for the negative effect of foreign currency translation of approximately $1.5 million. The preliminary allocation of the purchase price for Sensor Switch and LC&D resulted in $23.3 million of intangible assets.

The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. Due to recent declines in the Company’s revenues and cash flows as well as downturns in key served markets, the Company performed an interim test for impairment of indefinite lived intangible assets and goodwill as of February 28, 2009. The analysis did not result in the recognition of an impairment charge. No further interim test for impairment of indefinite lived intangible assets and goodwill was considered necessary at May 31, 2009.

4. Inventories

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2009	August 31, 2008
Raw materials and supplies	$72,744	$66,919
Work in process	13,474	12,508
Finished goods	83,351	76,470

	169,569	155,897
Less: Reserves	(11,440)	(10,172)

	$158,129	$145,725

Inventories at May 31, 2009 include approximately $6.8 million related to the recent acquisitions of LC&D and Sensor Switch.

5. Earnings per share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2009 and May 31, 2008:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Basic earnings per share from continuing operations:
Income from continuing operations	$22,326	$41,658	$56,109	$106,727
Basic weighted average shares outstanding	40,934	40,190	40,358	40,865

Basic earnings per share from continuing operations	$0.55	$1.04	$1.39	$2.61

Diluted earnings per share from continuing operations:
Income from continuing operations	$22,326	$41,658	$56,109	$106,727
Basic weighted average shares outstanding	40,934	40,190	40,358	40,865
Common stock equivalents (stock options and restricted stock)	784	1,057	764	960

Diluted weighted average shares outstanding	41,718	41,247	41,122	41,825

Diluted earnings per share from continuing operations	$0.54	$1.01	$1.36	$2.55

Basic loss per share from discontinued operations:
Loss from discontinued operations	$(299)	$(525)	$(299)	$(377)
Basic weighted average shares outstanding	40,934	40,190	40,358	40,865

Basic loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted loss per share from discontinued operations:
Loss from discontinued operations	$(299)	$(525)	$(299)	$(377)
Basic weighted average shares outstanding	40,934	40,190	40,358	40,865
Common stock equivalents (stock options and restricted stock)	784	1,057	764	960

Diluted weighted average shares outstanding	41,718	41,247	41,122	41,825

Diluted loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

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

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Income from continuing operations	$22,326	$41,658	$56,109	$106,727
Foreign currency translation adjustments	13,229	3,615	(17,887)	10,193

Comprehensive income from continuing operations	$35,555	$45,273	$38,222	$116,920

Foreign currency translation adjustments for the three months ended May 31, 2009 resulted primarily from the weakening of the U.S. dollar against certain currencies, particularly the British Pound, the Mexican Peso, the Canadian Dollar, and the Euro. Foreign currency translation adjustments for the nine months ended May 31, 2009 resulted primarily from the strengthening of the U.S. dollar against certain currencies, particularly the British Pound, the Mexican Peso, the Canadian Dollar and the Euro. Foreign currency translation adjustments for the three and nine months ended May 31, 2008 resulted primarily from the weakening of the U.S. Dollar against certain currencies, particularly the Mexican Peso and the Euro. Foreign currency translation adjustments for the nine months ended May 31, 2008 were also impacted by the weakening of the U.S. Dollar against the Canadian Dollar.

7. Debt

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had a total of $60.8 million in outstanding borrowings at May 31, 2009 under the Revolving Credit Facility. At May 31, 2009, the Company had additional borrowing capacity under the Revolving Credit Facility of $180.5 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding borrowings and outstanding letters of credit of $8.7 million discussed below.

At May 31, 2009, the Company had outstanding letters of credit totaling $12.9 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for the Company and for providing credit support for the Company’s industrial revenue bond. At May 31, 2009, a total of $8.7 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

At May 31, 2009, the Company had $200 million of publicly traded notes outstanding that are scheduled to mature in August 2010 and $4.0 million in a tax-exempt industrial revenue bond that is scheduled to mature in 2021. Further discussion of the Company’s debt is included within Note 4 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

On April 20, 2009, the Company issued a three-year $30 million 6% unsecured promissory note to the sole shareholder of Sensor Switch as partial consideration for the acquisition of Sensor Switch. Payments on the note will be made quarterly beginning July 1, 2009 with the last payment due April 1, 2012. The lender has certain rights to accelerate the note should the Company refinance the $200 million publicly traded notes.

During the second quarter of fiscal 2009, Acuity Brands commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due 2009 (the “Notes”) at a discounted price of $990 per $1,000. The tender offer expired on December 9, 2008. $12.6 million in aggregate principal amount of the Notes, representing approximately 7.9% of the outstanding Notes, were validly tendered in the offer. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes matured in February 2009 and the Company repaid the outstanding balance with cash on hand.

Interest expense, net, is comprised primarily of interest expense on long-term debt, Revolving Credit Facility borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents. Interest expense, net was $6.4 million during the third quarter of fiscal 2009 compared with $7.2 million in the year-ago period. The decrease in interest expense, net was due primarily to lower average outstanding debt balances ($160 million 6% notes matured in the second quarter of fiscal 2009), partially offset by reduced interest income resulting from both a lower cash position and lower short-term interest rates. Interest expense, net related to continuing operations increased during fiscal 2009 due primarily to lower interest income as a result of lower interest rates and lower cash balances partially offset by lower interest expense due to lower debt outstanding. Interest expense, net related to discontinued operations was $0.3 million for the nine months ended May 31, 2008.

The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Interest expense for continuing operations	$6,446	$8,506	$22,832	$26,243
Interest income for continuing operations	(74)	(1,332)	(950)	(4,969)

Interest expense, net	$6,372	$7,174	$21,882	$21,274

8. Commitments and Contingencies

Litigation

The Company is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. The Company is self-insured up to specified limits for certain types of claims, including product liability and employment practices, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances as well as solid and hazardous wastes and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. The Company establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs.

Guarantees and Indemnities

The Company is a party to contracts entered into in the normal course of business in which it is common to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. In connection with the sale of assets and the divestiture of businesses, the Company has from time to time agreed to indemnify the purchaser from liabilities relating to events occurring prior to the sale and conditions existing at the time of the sale. The indemnities generally include potential environmental liabilities, general representations and warranties concerning the asset or business, and certain other liabilities not assumed by the purchaser. Indemnities associated with the divestiture of a business are generally limited in amount to the sales price of the specific business or are based on a lower negotiated amount and expire at various times, depending on the nature of the indemnified matter, but in some cases do not expire until the applicable statute of limitations expires. The Company does not believe that any amounts that it may be required to pay under these indemnities will be material to its results of operations, financial position, or cash flow.

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

Product Warranty and Recall Costs

The Company records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Excluding costs related to faulty components provided by third parties, warranty costs as a percentage of net sales have generally been consistent for the last several years. However, there can be no assurance that future warranty costs will not exceed historical experience. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows in future periods.

The changes in product warranty and recall reserves during the nine months ended May 31, 2009 are summarized as follows:

Balance at August 31, 2008	$4,888
Adjustments to the warranty and recall reserves	1,829
Payments made during the period	(3,284)

Balance at May 31, 2009	$3,433

9. Share-Based Payments

Acuity Brands accounts for share-based payments as prescribed by SFAS No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for share-based payment awards made to Acuity Brands’ employees and directors including stock options and restricted shares (all part of the Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Nonemployee Directors’ Stock Option Plan was frozen effective January 2007. Each of these award programs are more fully discussed within the Acuity Brands’ Form 10-K. The Company recorded $3.5 million and $2.9 million of share-based expense for the three months ended May 31, 2009 and May 31, 2008, respectively. The Company recorded $10.4 million and $9.0 million of share-based expense for the nine months ended May 31, 2009 and May 31, 2008, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the 2008 Special Charge (See Note 11 – Special Charges). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.6 million and $4.7 million for the nine months ended May 31, 2009 and May 31, 2008, respectively.

10. Pension Plans

The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. The Company makes annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. The Company expects to contribute approximately $3.8 million during fiscal year 2009 to fund its defined benefit plans. Plan assets are invested primarily in equity and fixed income securities.

Net periodic pension cost for the Company’s pension plans during the three and nine months ended May 31, 2009 and May 31, 2008 included the following components:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Service cost	$637	$721	$1,910	$2,163
Interest cost	2,173	2,100	6,518	6,301
Expected return on plan assets	(2,346)	(2,579)	(7,038)	(7,736)
Amortization of prior service cost	7	6	22	18
Recognized actuarial loss	441	313	1,323	940

Net periodic pension cost	$912	$561	$2,735	$1,686

11. Special Charges

Fiscal 2009 Special Charge

On October 6, 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions will allow Acuity Brands to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During the first nine months of fiscal 2009, the Company recorded a pre-tax charge of $26.6 million, or $0.41 per diluted share. The $26.6 million pre-tax charge consists of $25.6 million for estimated severances and employee benefits as well as estimated retention payments related to the previously announced consolidation of certain manufacturing operations and reductions in workforce and a $1.6 million impairment of assets related to the closing of a manufacturing facility, partially offset by a $0.5 million adjustment to the fiscal 2008 special charge. The changes in the reserves related to the 2009 program during the nine months ended May 31, 2009 are summarized as follows:

Severance
Balance as of August 31, 2008	$—
Special charge	25,579
Payments made during the period	(11,629)

Balance as of May 31, 2009	$13,950

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

The changes in the reserves related to these programs during the nine months ended May 31, 2009 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2008	$3,409	$1,848
Special charge adjustment	(120)	(380)
Payments made during the period	(3,289)	(672)

Balance as of May 31, 2009	$—	$796

12. Fair Value Measurements

In accordance with SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), Acuity Brands determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. SFAS No. 157 established a three-tiered hierarchy making a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require Acuity Brands to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of May 31, 2009:

	Fair Value as of May 31, 2009	Fair Value Measurements as of May 31, 2009 using:
		Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-term investments (1)	$4,404	$4,404	$—	$—

Liabilities:
Deferred compensation plan liability (2)	$4,404	$4,404	$—	$—

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees. The related deferred compensation liability represents the fair value of the investment assets.

13. Acquisitions

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of LC&D. LC&D, located in Glendale, California, is a manufacturer of comprehensive digital lighting controls and software that offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. LC&D had calendar year 2008 sales of approximately $18 million. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of LC&D’s acquired assets and liabilities. Accordingly, the purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as goodwill and intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations (“SFAS No. 141”), have not been presented as the purchase of LC&D does not represent a material acquisition.

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Sensor Switch generated sales in excess of $37 million during its fiscal year ending October 31, 2008. Total consideration for the purchase was approximately $205 million consisting of 2,000,000 shares of Acuity Brands’ common stock, a $30 million unsecured promissory note payable over three years, and approximately $131 million of cash. The cash payment was funded from available cash on hand and from borrowings under the Company’s existing Revolving Credit Facility. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition. Management continues to gather additional information about the fair value of Sensor Switch’s acquired assets and liabilities. Accordingly, the purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as goodwill and intangible assets, and could change as the purchase price allocation is finalized. Pro forma results and other expanded disclosures required by SFAS No. 141 have not been presented as the purchase of Sensor Switch does not represent a material acquisition.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of a residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. FSP EITF 03-6-1 provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is therefore effective for the Company beginning the first quarter of fiscal year 2010. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s EPS calculation.

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

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis were effective for the Company on September 1, 2008. The adoption of these provisions of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on September 1, 2009. The Company does not expect the adoption of these provisions to have a material impact on its results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the three and nine month periods ended May 31, 2009 and May 31, 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the Securities and Exchange Commission on October 27, 2008 (“Form 10-K”) for additional information regarding the Company.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. The Company operates 23 factories and distribution facilities along with three warehouses to serve its extensive customer base.

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

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Control & Design, Inc. (“LC&D”). LC&D, located in Glendale, California, is a manufacturer of comprehensive digital lighting controls and software. LC&D offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. LC&D had calendar year 2008 sales of approximately $18 million. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Sensor Switch generated sales in excess of $37 million during its fiscal year ending October 31, 2008. Total consideration for the purchase was approximately $205 million consisting of stock, cash and an unsecured promissory note. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.

Liquidity and Capital Resources

Primary sources of liquidity for Acuity Brands are operating cash flows generated primarily from its business operations and various sources of borrowings. The ability of Acuity Brands to generate sufficient cash flow from operations and access certain capital markets, including banks, is necessary to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of Acuity Brands’ outstanding common stock, of which approximately 9.5 million had been repurchased at May 31, 2009. The Company currently expects to invest approximately $25 million primarily for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2009, of which $15.1 million was invested in the first nine months of fiscal 2009. The Company expects to contribute approximately $3.8 million during fiscal year 2009 to fund its defined benefit plans. As of May 31, 2009, the assets in the qualified defined benefit plans declined approximately 22% compared to the values reported in the Company’s Form 10-K. The Company does not expect this decline to materially impact the contributions for fiscal years 2009 and 2010.

Cash Flow

Acuity Brands uses available cash and cash flow from operations as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the nine months ended May 31, 2009, the Company received $2.8 million in cash primarily from stock issuances in connection with stock option exercises. These receipts were more than offset by returns to stockholders during the first nine months through the payment of $16.0 million in dividends. Acuity Brands’ available cash position at May 31, 2009 was $28.3 million, a decrease of $268.8 million from August 31, 2008. The decrease in the Company’s available cash position was due primarily to repayments of debt, acquisitions, dividends paid, and capital investments partially offset by cash provided by operating activities and proceeds from the exercise of stock options.

The Company generated $27.4 million of net cash from operating activities during the first nine months of fiscal year 2009 compared with $110.6 million generated in the prior-year period, a decrease of $83.2 million. This decline was due primarily to lower net income, the cash flow impact of increased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable), and a reduction in other accrued liabilities (primarily payment of prior year’s incentive compensation). Operating working capital increased by approximately $13.5 million to $222.4 million at May 31, 2009 from $208.9 million at August 31, 2008, due primarily to operating working capital associated with acquired businesses and to higher levels of inventory required to appropriately service customers during the previously announced consolidation of certain manufacturing facilities. Additionally, raw materials inventory increased to support manufacturing of products previously manufactured by outside vendors. Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $15.1 million and $21.4 million in the first nine months of fiscal year 2009 and 2008, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal year 2009 approximately $25 million for new plant, equipment, tooling, and new and enhanced information technology capabilities.

During the third fiscal quarter, the Company completed the acquisition of Sensor Switch. A cash payment of approximately $131 million was funded from available cash on hand and from borrowings under the Company’s Revolving Credit Facility. The Company also issued a $30 million unsecured promissory note payable over three years as consideration in the agreement.

Capitalization

The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of May 31, 2009, total debt outstanding decreased $69.2 million to $294.8 million compared to $364.0 million at August 31, 2008, due primarily to the repayment of the $160 million 6% notes, which matured in February 2009, offset by both additional borrowings under the Revolving Credit Facility and the issuance of a $30 million unsecured promissory note. Proceeds from the additional borrowings were used to finance the acquisition of Sensor Switch.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of May 31, 2009, the Company was in compliance with all financial covenants and had $60.8 million of outstanding borrowings under the Revolving Credit Facility. At May 31, 2009, the Company had borrowing capacity under the Revolving Credit Facility of $180.5 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding borrowings and outstanding letters of credit of $8.7 million. See Note 7 – Debt of the Notes to Consolidated Financial Statements.

During the first nine months of fiscal year 2009, the Company’s consolidated stockholders’ equity increased $82.9 million to $658.5 million at May 31, 2009 from $575.6 million at August 31, 2008. The increase was due primarily to net income earned in the period and stock issuances related to the acquisition of Sensor Switch, as well as stock issuances resulting from the exercise of stock options and purchases under the Employee Stock Purchase Plan, partially offset by the impact of foreign currency rate fluctuations on accumulated other comprehensive loss items and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 30.9% and 38.7% at May 31, 2009 and August 31, 2008, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 28.8% at May 31, 2009 and 10.4% at August 31, 2008.

Dividends

The Company paid cash dividends on common stock of $16.0 million ($0.39 per share) during the first nine months of fiscal year 2009 compared with $17.1 million ($0.41 per share) during the first nine months of fiscal year 2008. The Company currently plans to pay quarterly dividends at an annual rate of $0.52 per share; however, each quarterly dividend must be approved by the Board of Directors and the actual amount to be paid, if any, is subject to change.

Results of Operations

Third Quarter of Fiscal 2009 Compared with Third Quarter of Fiscal 2008

The following table sets forth information comparing the components of net income for the three months ended May 31, 2009 with the three months ended May 31, 2008:

($ in millions, except per-share data)	Three Months Ended		Increase (Decrease)		Percent Change
	May 31, 2009	May 31, 2008
Net Sales	$396.6	$512.4	$(115.8)		(22.6)%
Cost of Products Sold	243.0	304.2	(61.2)		(20.1)%

Gross Profit	153.6	208.2	(54.6)		(26.2)%
Percent of net sales	38.7%	40.6%	(190	) bp
Selling, Distribution, and Administrative Expenses	112.1	136.5	(24.4)		(17.9%)
Special Charge	—	—	—		—%

Operating Profit	41.5	71.7	(30.2)		(42.1)%
Percent of net sales	10.5%	14.0%	(350	) bp
Other Expense
Interest Expense, net	6.4	7.2	(0.8)		(11.1%)
Miscellaneous Expense	2.0	1.6	0.4		25.0%

Total Other Expense	8.4	8.8	(0.4)		(4.5%)

Income from Continuing Operations before Provision for Income Taxes	33.1	62.9	(29.8)		(47.4)%
Percent of net sales	8.3%	12.3%	(400	) bp
Provision for Taxes	10.8	21.3	(10.5)		(49.3%)

Effective tax rate	32.5%	33.8%
Income from Continuing Operations	22.3	41.7	(19.4)		(46.5)%
Loss from Discontinued Operations, net of tax	(0.3)	(0.5)	0.2		40.0%

Net Income	$22.0	$41.1	$(19.1)		(46.5)%

Diluted Earnings per Share from Continuing Operations	$0.54	$1.01	$(0.47)		(46.5)%

Diluted Loss per Share from Discontinued Operations	$(0.01)	$(0.01)	$—		—%

Results from Continuing Operations

Net sales were $396.6 million for the three months ended May 31, 2009 compared with $512.4 million reported in the prior-year period, a decrease of $115.8 million, or 22.6%. For the three months ended May 31, 2009, the Company reported income from continuing operations of $22.3 million compared with $41.7 million for the three months ended May 31, 2008. Diluted earnings per share from continuing operations were $0.54 for the third quarter of fiscal 2009 as compared with $1.01 reported for the third quarter of fiscal 2008, a decrease of 47.5%.

Net Sales

The 22.6% decline in net sales for the three months ended May 31, 2009 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable impact of foreign currency fluctuation which were only partially offset by revenues from recent acquisitions. The lower volume of product shipments is due primarily to continued

declining demand in the residential and non-residential construction markets, particularly for commercial and office buildings. The LC&D and Sensor Switch acquisitions contributed approximately 2% to net sales during the third quarter of fiscal 2009. Unfavorable fluctuation in foreign currency exchange rates contributed approximately $9.5 million, or 2%, to the decrease in net sales during the third quarter of fiscal 2009.

Gross Profit

Gross profit margins decreased 190 basis points to 38.7% of net sales for the three months ended May 31, 2009 from 40.6% reported for the prior-year period. Gross profit decreased $54.6 million, or 26.2%, to $153.6 million for the three months ended May 31, 2009 compared with $208.2 million for the prior-year period. The decline in gross profit and gross profit margin was largely attributable to overall volume declines and increased raw materials and component costs. The Company estimates that raw material and component costs increased cost of goods sold by approximately $8 million compared to the year-ago period with very little of this increase recovered in higher prices. These factors were partially offset by benefits from both programs to improve productivity and actions taken during the first half of fiscal 2009 to streamline and simplify operations. The impact on gross profit from raw material and commodity costs not recovered through price and product mix is expected to continue to be unfavorable, although at a lower rate, for the remainder of the fiscal year.

Operating Profit

Selling, distribution, and administrative (“SD&A”) expenses were $112.1 million for the three months ended May 31, 2009 compared with $136.5 million in the prior-year period, which represented a decrease of $24.4 million, or 17.9%. The majority of the decrease in SD&A expenses was due primarily to benefits from the actions taken during the first half of fiscal 2009 to streamline and simplify operations as well as benefits from other general and administrative cost containment programs. Additionally, items that typically vary directly with sales such as freight and commissions as well as lower expenses for the Company’s incentive compensation plans benefited the third quarter of fiscal 2009 as compared to the prior-year period. Partially offsetting these benefits were selected investments in sales and marketing resources and new products and services as well as incremental SD&A expenses related to LC&D and Sensor Switch. SD&A expenses as a percent of sales were 28.3% for the third quarter of fiscal 2009 compared to 26.6% for the year-ago period. The increase in SD&A expenses as a percent of sales is due primarily to additional investments in product innovation and technology and certain sales and marketing activities, expansion of the Company’s capabilities to service the renovation and relight market, and a higher rate of SD&A spend from the recent acquisitions.

For the three months ended May 31, 2009, the Company estimates that it realized savings of approximately $10 million from actions taken in the first half of fiscal 2009 to streamline and simplify operations.

Operating profit was $41.5 million for the three months ended May 31, 2009 compared with $71.7 million reported for the prior-year period, a decrease of $30.2 million, or 42.1%. Operating profit margin declined 350 basis points to 10.5% compared with 14.0% in the year-ago period. The decrease in operating profit margin in the third quarter of fiscal 2009 compared with the prior-year period was due primarily to the decrease in gross profit partially offset by the decrease in SD&A expenses noted above.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $6.4 million and $7.2 million for the three months ended May 31, 2009 and May 31, 2008, respectively. Interest expense, net, decreased 11.1% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 due primarily to lower average outstanding debt balances ($160 million 6% notes matured in second quarter of fiscal 2009), partially offset by reduced interest income resulting from both a lower cash position and lower short-term interest rates. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 32.5% and 33.8% for the three months ended May 31, 2009 and May 31, 2008, respectively. The effective tax rate for the third quarter of fiscal 2009 is lower than the year-ago period due primarily to tax deductions having a greater impact as a result of lower pre-tax earnings compared with the prior-year period. The Company estimates that the effective tax rate for the year will be approximately 33.5% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the third quarter of fiscal 2009 decreased $19.4 million to $22.3 million from $41.7 million reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decrease in operating profit, partially offset by lower tax expense.

Results from Discontinued Operations and Net Income

The Company incurred a $0.3 million loss from discontinued operations for the third quarter of fiscal 2009 compared to $0.5 million in the prior-year period. The losses in both periods were due to income tax adjustments.

Net income for the third quarter of fiscal 2009 decreased $19.1 million to $22.0 million from $41.1 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from continuing operations.

Nine Months of Fiscal 2009 Compared with Nine Months of Fiscal 2008

As a result of the Spin-off, effected October 31, 2007, all results of operations reflect the specialty products business as discontinued operations. The following table sets forth information comparing the components of net income for the nine months ended May 31, 2009 with the nine months ended May 31, 2008:

($ in millions, except per-share data)	Nine Months Ended		Increase (Decrease)		Percent Change
	May 31, 2009	May 31, 2008
Net Sales	$1,234.8	$1,503.9	$(269.1)		(17.9)%
Cost of Products Sold	765.1	900.5	(135.4)		(15.0)%

Gross Profit	469.7	603.4	(133.7)		(22.2)%
Percent of net sales	38.0%	40.1%	(210	) bp
Selling, Distribution, and Administrative Expenses	339.3	401.5	(62.2)		15.5%
Special Charge	26.6	14.6	12.0		82.2%

Operating Profit	103.8	187.3	(83.5)		(44.6)%
Percent of net sales	8.4%	12.5%	(410	) bp
Other Expense (Income)
Interest Expense, net	21.9	21.3	0.6		2.8%
Miscellaneous (Income) Expense	(2.2)	1.4	(3.6)		(257.1)%

Total Other Expense	19.7	22.7	(3.0)		(13.2)%

Income from Continuing Operations before Provision for Income Taxes	84.1	164.6	(80.5)		(48.9)%
Percent of net sales	6.8%	10.9%	(410	) bp
Provision for Taxes	28.0	57.9	(29.9)		(51.6)%

Effective tax rate	33.3%	35.2%
Income from Continuing Operations	56.1	106.7	(50.6)		(47.4)%
Loss from Discontinued Operations, net of tax	(0.3)	(0.4)	0.1		25.0%

Net Income	$55.8	$106.3	$(50.5)		(47.5)%

Diluted Earnings per Share from Continuing Operations	$1.36	$2.55	$(1.19)		(46.7)%

Diluted Loss per Share from Discontinued Operations	$(0.01)	$(0.01)	$—		—%

Results from Continuing Operations

Net sales were $1,234.8 million for the nine months ended May 31, 2009 compared with $1,503.9 million reported in the prior-year period, a decrease of $269.1 million, or 17.9%. For the nine months ended May 31, 2009, the Company reported income from continuing operations of $56.1 million (including a $16.8 million after-tax special charge for estimated costs the Company has or intends to incur to simplify and streamline its operations and consolidate certain manufacturing facilities) compared with $106.7 million (including a $9.1 million after-tax special charge for estimated costs the Company incurred to simplify and streamline its operations as a result of the Spin-off) earned for the nine months ended May 31, 2008. Diluted earnings per share from continuing operations were $1.36 (including $0.41 related to the special charge) for the nine months of fiscal 2009 as compared with $2.55 (including $0.21 related to the special charge) reported for the nine months of 2008, a decrease of 46.7%.

Net Sales

The 17.9% decline in net sales for the nine months ended May 31, 2009 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable impact of foreign currency fluctuation, partially offset by both an enhanced mix of products sold and favorable pricing. The Company experienced declines in product shipments as a result of continued declining demand in the residential and non-residential construction markets, particularly in commercial and office buildings. These volume declines were partially offset by benefits from a richer mix of new and innovative products, which offer customers greater benefits and features, sold at higher per unit sales prices and improved pricing primarily implemented to offset increased material costs. The Company estimates that an enhanced mix of products sold and improved pricing favorably impacted sales by approximately 2%. The LC&D and Sensor Switch acquisitions contributed less than 1% to net sales during the period. Unfavorable fluctuation in foreign currency exchange rates contributed approximately $26.3 million, or 2%, to the decrease in net sales during the nine months of fiscal 2009.

Gross Profit

Gross profit margins decreased 210 basis points to 38.0% of net sales for the nine months ended May 31, 2009 from 40.1% reported for the prior-year period. Gross profit decreased $133.7 million, or 22.2%, to $469.7 million for the nine months ended May 31, 2009 compared with $603.4 million for the prior-year period. The decline in gross profit and gross profit margin was largely attributable to overall volume declines and increased raw materials and component costs which were not fully recovered by benefits from higher price and richer product mix. The Company estimates that raw material and component costs increased cost of goods sold by approximately $40 million compared with the year-ago period of which only slightly more than half was recovered in higher prices. These factors were partially offset by benefits from programs to improve productivity, delivery performance, and quality as well as from actions taken during fiscal 2008 and the first half of fiscal 2009 to streamline and simplify operations. The impact on gross profit from raw material and commodity costs not recovered through price and product mix is expected to continue to be unfavorable, although at a lower rate, for the remainder of the fiscal year.

Operating Profit

SD&A expenses were $339.3 million for the nine months ended May 31, 2009 compared with $401.5 million in the prior-year period, which represented a decrease of $62.2 million, or 15.5%. The decrease in SD&A expenses was attributable to savings from actions taken during fiscal 2008 and the first half of fiscal 2009 to streamline and simplify operations as well as from benefits related to other general and administrative cost containment programs. Additionally, lower freight costs and commissions paid to the Company’s sales forces and agents, which typically vary directly with sales, as well as lower expenses for the Company’s incentive compensation plans benefited the nine months of fiscal 2009 as compared to the prior-year period. Partially offsetting these benefits were selected investments in sales and marketing resources and new products and services as well as incremental SD&A expenses related to the LC&D and Sensor Switch acquisitions. SD&A expenses as a percent of sales were 27.5% for the nine months of fiscal 2009 compared to 26.7% for the year-ago period. The increase in SD&A expenses as a percent of sales is due primarily to investments in product innovation and technology and certain sales and marketing activities, expansion of the Company’s capabilities to service the renovation and relight market, and a higher rate of SD&A spend from the recent acquisitions.

Gross profit less SD&A expenses was $130.4 million in the first nine months of fiscal 2009 compared with $201.9 million in the prior-year period, which represented a decrease of $71.5 million, or 35.4%. The decrease was due to gross profit declines partially offset by lower SD&A expenses as noted above. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

As part of the Company’s ongoing initiative to streamline and simplify operations, the Company recorded a pre-tax charge of $26.6 million in the nine months of fiscal 2009 compared to $14.6 million recorded in the prior-year period. The fiscal 2009 charge reflects severance, retention payments, and related employee benefit costs associated with the previously announced consolidation of certain manufacturing facilities and reductions in workforce as well as impairment charges on certain assets related to those manufacturing facilities. For the nine months ended May 31, 2009, the Company estimates that it realized savings of approximately $26 million from actions to streamline and simplify operations of which approximately $17 million relates to actions taken during the first half of fiscal 2009. See the Outlook section for expected savings from these actions. The fiscal 2008 charge reflected severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases, primarily related to the Spin-off.

Operating profit was $103.8 million for the nine months ended May 31, 2009 compared with $187.3 million reported for the prior-year period, a decrease of $83.5 million, or 44.6%. Operating profit margin decreased 410 basis points to 8.4% compared with 12.5% in the year-ago period. The decrease in operating profit margin in the first nine months of fiscal 2009 compared with the prior-year period was due to the decrease in gross profit and the increase in the special charge partially offset by the decrease in SD&A expenses noted above.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $21.9 million and $21.3 million for the nine months ended May 31, 2009 and May 31, 2008, respectively. Interest expense, net, increased 2.8% in the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 due primarily to lower interest income resulting from lower cash balances and lower interest rates, partially offset by lower interest expense as a result of the repayment of the $160 million 6% notes that matured on February 2, 2009. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency transactions.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 33.3% and 35.2% for the nine months ended May 31, 2009 and May 31, 2008, respectively. The current period tax rate was lower than the prior-year period due primarily to tax deductions having a greater impact as a result of lower pre-tax earnings compared with the prior-year period. The Company estimates that the effective tax rate for the year will be approximately 33.5% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the first nine months of fiscal 2009 decreased $50.6 million to $56.1 million (including $16.8 million after-tax for the special charge) from $106.7 million (including $9.1 million after-tax for the special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decrease in operating profit, partially offset by lower tax expense.

Results from Discontinued Operations and Net Income

The Company incurred a $0.3 million loss from discontinued operations for the first nine months of fiscal 2009 compared to $0.4 million in the prior-year period. The losses in both periods were due to income tax adjustments.

Net income for the first nine months of fiscal 2009 decreased $50.5 million to $55.8 million from $106.4 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decrease in income from continuing operations.

Outlook

Lower economic activity, rising unemployment, and tight credit markets as well as other factors have contributed to bearish sentiment regarding future near-term construction activity. Based on these weak construction forecasts, the Company expects the percentage decline in the North American market demand for lighting fixtures in the fourth fiscal quarter of 2009 compared with the year ago period to be approximately 20 percent with a further decline in fiscal 2010 in the low to middle teens. The Company’s backlog at May 31, 2009 was down 21 percent on a year-over-year comparable basis. Management expects pricing to continue to become more competitive in certain channels and geographies.

The Company expects its profitability in the fourth quarter of fiscal 2009 to reflect additional benefits from previously announced streamlining actions and lower material costs as compared to the first nine months of the fiscal year. The Company expects to realize more than $50 million of annualized cost savings as a result of the streamlining actions taken in fiscal 2009. Management estimates that approximately $17 million of savings, excluding the special charges, were realized during the first nine months of fiscal 2009 and expects to realize approximately $11 million of additional savings in the fourth quarter of fiscal 2009 following the consolidation of manufacturing operations as previously announced. Benefits from lower material costs in the fourth quarter of fiscal 2009 are expected to be partially offset by under absorption of manufacturing costs as the Company plans to reduce inventory balances during this period. The recent acquisitions of LC&D and Sensor Switch, which are important strategic additions with favorable long-term potential, are not expected to materially impact the Company’s results for the fourth quarter of fiscal 2009.

The Company forecasts cash flows to remain positive through the remainder of fiscal 2009 due to forecasted earnings and lower operating working capital driven by inventory reductions following the completion of the consolidation of certain manufacturing facilities.

While economic conditions are expected to continue to negatively impact results in the near-term, management remains positive about the long-term future performance of the Company and its ability to outperform the market. Management continues to position the Company to optimize short-term performance while investing in and deploying resources to further profitable growth opportunities for the long-term. The Company continues to focus on and invest in industry-leading product innovation incorporating sustainable design and increased service and product capabilities to better serve existing customers as well as the renovation and relight market. With the recent acquisitions of LC&D and Sensor Switch, the Company is creating a lighting controls platform with extensive capabilities offering some of the most technologically advanced sustainable lighting solutions incorporating both controls and fixtures to maximize energy savings while delivering exceptional quality. Management believes these acquisitions will accelerate the Company’s participation in both the new construction market and the building energy management systems market while expanding its presence in the very large and dynamic renovation and relight market.

These are extraordinarily challenging times. However, management believes the execution of the Company’s strategies to focus on productivity improvement, accelerate investments in innovative and energy-efficient products, expand market presence in key sectors such as the renovation and relight market, and enhance services to customers will provide growth opportunities which will enable it to outperform the market.

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

Goodwill and Indefinite Lived Intangible Assets

Acuity Brands reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow.

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

Goodwill

Acuity Brands is essentially comprised of one reporting unit Acuity Brands Lighting (“ABL”), which comprises over 98% of revenues and earnings. All of the goodwill balance of $340.8 million (excluding the preliminary goodwill on the recent LC&D and Sensor Switch acquisitions, which are subject to change as the Company finalizes the purchase accounting allocations) is associated with ABL. In determining the fair value of the Company’s ABL reporting unit, Acuity Brands uses a discounted cash flow analysis, which requires assumptions about discount rates as well as short and long-term growth (or decline) rates. The Company utilized an estimated discount rate of 11.3% as of February 28, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. Short-term growth (or decline) rates are based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. Acuity Brands calculates the discounted cash flows using a 10-year period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at 3% for Acuity Brands and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market.

During the second quarter of fiscal 2009, Acuity Brands performed an interim evaluation of the fair value of goodwill, triggered by the continuing decline in the non-residential construction market and specifically in the Company’s revenues. The analysis included downward adjustments to the Company’s revenue forecasts and related short-term growth rates. The goodwill analysis did not result in an impairment charge as the estimated fair value of the ABL reporting unit continues to exceed the carrying value by such a significant amount that any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.

Indefinite Lived Intangible Assets

Acuity Brands’ indefinite lived intangible assets consist of three unamortized trade names with an aggregate carrying value of approximately $73.6 million (excluding the preliminary indefinite lived intangible assets on the recent LC&D and Sensor Switch acquisitions, which are subject to change as the Company finalizes the purchase accounting). Management estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Future net sales and short-term growth (or decline) rates are estimated for each particular trade name based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, expected growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% for Acuity Brands and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market. The theoretical royalty rate is estimated using a factor of operating profit margins and management’s assumptions regarding the amount a willing third party would pay to use the particular trade name. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flow in the valuation model. As with goodwill noted above, the Company utilized an estimated discount rate of 11.3% as of February 28, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.

During the second quarter of fiscal 2009, Acuity Brands performed an interim evaluation of the fair value of its three unamortized trade names, triggered by the continuing decline in the non-residential construction market and specifically in the Company’s revenues and cash flows related to these trade names. Acuity Brands adjusted expected revenues based on recent lighting market growth or decline estimates for fiscal years 2010 through 2013. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance in the declining market. During fiscal 2009, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite lived intangible asset analysis did not result in an impairment charge as the fair values exceed the carrying values by a significant amount except for the Mark Lighting trade name which has a fair value that exceeds its $8.6 million carrying value by approximately 10%. The estimated fair values of the indefinite lived intangible assets, other than the Mark Lighting trade name, exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates and the discount rate, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the Mark Lighting trade name based on reasonably likely changes in the assumptions would not be material to the Company’s financial results, trend of earnings, or financial position.

For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, dividends and the impact of the recent acquisitions of LC&D and Sensor Switch; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external or internal forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) expectations about forecasted financial results used in determining fair market value of goodwill and indefinite lived intangible assets. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the

Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. Risks and uncertainties related to the recent acquisitions of LC&D and the Sensor Switch include, but are not limited to, integration of the acquisitions and realizing expected synergies from the acquisitions. Additional risks and uncertainties impacting the Company’s business include, but are not limited to, customer and supplier relationships and prices; general economic conditions; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K, and are specifically incorporated herein by reference.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Note 8 of Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2009, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within Note 8 of Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of Acuity Brands’ Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company has a commitment to issue 281,624 shares of Common Stock as partial consideration for the Company’s acquisition of LC&D. The Company’s Board of Directors has reserved and set aside from shares of Common Stock held as treasury shares 281,624 shares to be issued pursuant to the terms of the LC&D purchase agreement. On June 30, 2009, 70,406 shares of such Common Stock treasury shares were issued to the shareholders of LC&D in accordance with the purchase agreement. The remaining 211,218 shares will be issued in three additional semi-annual installments. This issuance is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the shares are issued as restricted securities to accredited investors.

On April 20, 2009, the Company issued 1,093,916 shares of Common Stock in the name of Beverly Platner and 906,084 shares of Common Stock in the name of Brian Platner. The Company issued 2 million shares of Common Stock as partial consideration for the $205 million acquisition of Sensor Switch. 906,084 of such shares were deposited into an escrow account, and will remain in such account for a period of up to 24 months, for the purpose of securing the indemnification obligations of Mr. Platner set forth in the purchase agreement and for securing the payment obligations of Mr. Platner pursuant to any post-closing adjustment as determined in accordance with the purchase agreement. This issuance was exempted from registration pursuant to Section 4(2) of the Securities Act, pursuant to which the shares were issued as restricted securities to an accredited investor. On May 18, 2009, the Company filed an automatic shelf registration statement on Form S-3 to register for resale all such shares issued in the name of Mr. and Mrs. Platner.

Stock Repurchases

Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of May 31, 2009. However, no repurchases were made during the Company’s most recent completed fiscal quarter.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 29).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: July 2, 2009	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 2, 2009	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 2.		Stock Purchase Agreement by and among Sensor Switch, Inc., Brian Platner, Acuity Brands Lighting, Inc., Acuity Brands, Inc., dated as of March 18, 2009.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on March 18, 2009, which is incorporated herein by reference.

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.