Form 10-K
period 2009-08-31
ACUITY BRANDS INC
filed 2009-10-30
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009.

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

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock of $22.92 as quoted on the New York Stock Exchange on February 28, 2009, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $929,359,495.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,286,241 shares as of October 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2009 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2009 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1. Business

Overview

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. and other subsidiaries (collectively referred to herein as “the Company”). Acuity Brands was incorporated in 2001 under the laws of the State of Delaware. The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures, lighting controls, and related products and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company has one operating segment.

The Company is one of the world’s leading providers of lighting fixtures and lighting controls for new construction, renovation, and facility maintenance applications. Products include a full range of indoor and outdoor lighting for commercial and institutional, industrial, infrastructure, and residential applications. The Company manufactures or procures lighting products in the United States, Mexico, Europe, and China. These products and related services are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, Metal Optics®, Antique Street Lamps™, Tersen™, Synergy® Lighting Controls, Lighting Control & Design®, Sensor Switch®, Dark to Light™ and ROAM®. As of August 31, 2009, the Company manufactures products in 14 plants in North America and two plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, electric utilities, municipalities, and lighting showrooms located in North America and select international markets. In North America, the Company’s products are sold by independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the Company employs a sales force that utilizes distribution methods to meet specific individual customer or country requirements. In fiscal 2009, North American sales accounted for approximately 97% of net sales. See Note 14: Geographic Information of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company.

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements.

Industry Overview

Based on industry sources and government information, the Company estimates that in fiscal 2009 the size of the North American market for lighting fixtures, lighting controls, and related product and services that is served by the Company was approximately $10.0 billion. This includes non-portable light fixtures

(as defined by the National Electrical Manufacturers Association), poles for outdoor lighting products, emergency lighting fixtures, and energy management and architectural lighting control systems. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and related lighting components, such as lighting ballasts and lamps. The U.S. market, which represents approximately 84% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) represent slightly above 50% of the total North American lighting equipment and controls market. The remainder of the North American lighting market is made up of hundreds of smaller lighting manufacturers.

The Company operates in a highly competitive industry that is affected by volatility in a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability and commodity costs. The Company’s primary market, both non-residential and residential, is sensitive to the volatility of these general economic factors. Based on industry sources, the Company estimates that new construction and additions in fiscal 2009 and 2008 accounted for approximately 78% and 83%, respectively, of the non-residential market while alterations, including renovation and relighting, accounted for approximately 22% and 17%, respectively. This mix can vary over time depending on economic conditions. Subsequently, in light of the economic environment, new construction in the non-residential market declined at a more rapid rate than alterations, which caused the change in mix. Construction spending on infrastructure projects such as highways, streets, and urban developments also has a material impact on the demand for the Company’s infrastructure-focused products. Demand for the Company’s lighting products sold through its retail channels are highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

A growing source of demand for the lighting industry is being attributed to the renovation and replacement of lighting systems in existing buildings. The potential U.S. market size is estimated to be significant (possibly greater than $100 billion of installed base) due to square footage of existing non-residential buildings containing older, less efficient lighting systems.

The industry is influenced by the development of new lighting technologies, including light emitting diode (“LED”), electronic ballasts, embedded controls, and more effective optical designs; federal and state requirements for updated energy codes; incentives by federal, state, and local municipal authorities as well as utility companies for using more energy-efficient fixtures and controls; and design technologies addressing sustainability. Traditional lighting manufacturers, including the Company, are offering product solutions based on these technologies utilizing internally developed, licensed, or acquired intellectual property. In addition, traditional lighting manufacturers are experiencing competition from new entrants with a focus on new technology-based lighting solutions.

Consolidation remains a key trend in the lighting equipment and controls industry as well as the broader electrical industry leading to more extensive product offerings and increased globalization. Evidence of this trend are the recent combinations among electrical distributors, the 2008 acquisition by Koninklijke Philips Electronics N.V. of The Gentlyte Group Incorporated, and the Company’s fiscal 2009 acquisitions of Sensor Switch, Inc. and Lighting Control & Design, Inc.

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

•

Controls — Applications include commercial and institutional, industrial, infrastructure, and residential. Products include occupancy sensors, photocontrols, relay panels, architectural dimming panels, and integrated controls systems.

•	Other Applications & Products — Other products include emergency lighting fixtures and flexible wiring systems, which are primarily used in non-residential buildings.

•

Services — Applications include monitoring and controlling of lighting systems through machine to machine wireless network technology in the utility and municipality markets, as well as energy audit and turn-key labor renovation and relight services in the commercial, industrial, retail, manufacturing, and warehousing markets.

Lighting fixtures sold for numerous applications in a multitude of industry segments accounted for approximately 84%, 85%, and 86% of total consolidated net sales for Acuity Brands in fiscal 2009, 2008, and 2007, respectively. This does not include sales related to items such as controls, wiring products, poles, emergency lighting, and services.

Sales and Marketing

Sales. The Company sells to customers in the North American market with separate sales forces targeted at delivering value added products and services to specific customer, channel, and geographic segments. As of August 31, 2009, these sales forces consist of approximately 300 company-employed salespeople and a network of approximately 200 independent sales agencies, each of which employs numerous salespeople. The Company also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.

Marketing. The Company markets its products to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the Internet and other electronic media. The Company owns and operates training and display facilities in numerous locations throughout the U.S. designed to enhance the lighting knowledge of customers and lighting professionals throughout the industry.

Customers

Customers of the Company include electrical distributors, retail home improvement centers, national accounts, electric utilities, utility distributors, municipalities, contractors, lighting showrooms, and energy service companies. In addition, there are a variety of other professionals, which for any given project could represent a significant influence in the product specification process. These generally include contractors, engineers, architects, and lighting designers.

A single customer of the Company, The Home Depot, accounted for approximately 11% of net sales of the Company in both fiscal 2009 and 2008 and 13% in fiscal 2007. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.

Manufacturing

The Company operates 16 manufacturing facilities, including eight facilities in the United States, six facilities in Mexico, and two facilities in Europe. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, including assembly, reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, sockets, ballasts, and power supplies are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. Outsourcing production and distribution to local suppliers’ factories and warehouses also provides an opportunity to lower Company-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. In fiscal 2009, net sales of finished product manufactured by others accounted for approximately 22% of the Company’s net sales, U.S. operations produced approximately 29%; Mexico produced approximately 46%; and Europe produced approximately 3%.

Management continues to focus on certain initiatives to make the Company more globally competitive. One of these initiatives relates to enhancing the Company’s global supply chain and includes the consolidation of certain manufacturing facilities into more efficient locations. Since the beginning of fiscal 2002, the Company has closed 13 manufacturing facilities and in fiscal 2009 downsized one, which reduced the total square footage used for manufacturing by approximately 32%.

Distribution

Products are delivered through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Research and Development

Research and development (“R&D”) efforts are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp, ballast, LED, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the Company’s fixture designs. For fiscal 2009, 2008, and 2007, research and development expense totaled $20.8 million, $30.3 million, and $31.3 million, respectively. The decrease in the fiscal 2009 expense was due primarily to lower incentive compensation associated with R&D associates.

Competition

The lighting equipment and controls industry served by the Company is highly competitive, with the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality, product design, energy efficiency, customer relationships, and service capabilities. The Company’s primary competitors in the North American lighting equipment and controls industry include Cooper Industries Ltd., Hubbell Incorporated, and Koninklijke Philips Electronics N.V. The Company estimates that the four largest lighting manufacturers (including Acuity Brands Lighting) have slightly above a 50% share of the total North American lighting equipment and controls market. In addition to these primary competitors, the Company also competes with hundreds of smaller lighting manufacturers, numerous lighting controls manufacturers of varying size, and, to a lesser degree, large, diversified global electronics companies.

The market is competitive for the lighting and lighting-related fixture market and continues to evolve. Consolidation remains a key trend. Certain broader and more global electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products. In addition, there has been a growing number of new technology-based lighting manufacturers offering LED product solutions to potentially compete with traditional lighting manufacturers.

Environmental Regulation

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company allocates considerable resources, including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and state and federal governments domestically and internationally are considering new laws and regulations governing raw material composition, air emissions, and energy-efficiency. The Company is not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on the Company. The cost of responding to future changes, however, may be substantial. See Item 3: Legal Proceedings for further discussion of environmental matters.

Raw Materials

The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical components, plastics, and other petroleum-based materials and components. In fiscal 2009, the Company purchased approximately 114,000 tons of steel and aluminum. The Company estimates that less than 10% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately 3.2 million gallons of diesel fuel was consumed in fiscal 2009 through the Company’s distribution activities. The Company purchases most raw materials on the open market and relies on third parties for providing certain finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods.

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

The Company constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as lamps, LEDs, ballasts, and power supplies), and finished goods.

Backlog Orders

The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The Company ships approximately 40% of sales orders during the month that those orders are placed. Sales order backlogs, believed to be firm as of August 31, 2009 and 2008, were $137.0 million and $177.1 million, respectively.

Patents, Licenses and Trademarks

The Company owns or has licenses to use various domestic and foreign patents and trademarks related to its products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to the products of the Company, are important factors for its businesses. To protect these proprietary rights, the Company relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of the Company. Management is not aware of any pending claims where the Company does not have the right to use any intellectual property material to the Company. While patents and patent applications in the aggregate are important to the competitive position of the Company, no single patent or patent application is individually material to the Company.

Seasonality and Cyclicality

The Company’s business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors, the Company has experienced, and generally expects to experience, its highest sales in the last two quarters of each fiscal year.

A significant portion of net sales relates to customers in the new construction and renovation markets, primarily for commercial and institutional applications. The new construction market is cyclical in nature and subject to changes in general economic conditions. Unit sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.

International Operations

The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 49% of the products sold by the Company are manufactured outside the United States.

Of the Company’s total products sold, approximately 46% is produced in six facilities in Mexico. Most of these products are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. The Company may be required to make additional investments in automated equipment to partially offset potential increases in labor and wage costs.

The Company’s initiatives to become more globally competitive include streamlining its global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased production in international locations, primarily Mexico, and will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, social, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.

For fiscal 2009, net sales outside the U.S. represented approximately 11% of total net sales. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Acuity Brands

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company’s reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or on their website at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Employees

Acuity Brands employs approximately 6,000 people, of whom approximately 3,600 are employed in the United States, 2,100 in Mexico, 50 in Canada, and 200 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 3,400 persons (including approximately 1,500 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a. Risk Factors

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 37. These risks include, without limitation:

Risks Related to the Business of Acuity Brands, Inc.

General business and economic conditions may affect demand for the Company’s products and services which could impact results from operations.

The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as general economic vitality, employment levels, credit availability, interest rates and commodity costs. Declines in general economic activity may negatively impact new construction, renovation, and relight projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results from operations, and cash flows.

Tightening credit conditions could negatively impact demand for the Company’s products and services.

The impact of tightening credit conditions has and could continue to impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in a decline in construction, renovation, and relight projects. The inability of these constituents to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and may adversely affect the Company’s results from operations and cash flow. The lack of credit availability and higher borrowing costs over the last two years have negatively impacted the Company’s results from operations by reducing orders from both residential and non-residential customers.

Acuity Brands is heavily dependent on the strength of construction activity.

Sales of lighting equipment depend significantly on the level of activity in new construction and renovations. Demand for non-residential construction and renovation is driven by many factors, including but not limited to economic activity, employment levels, credit availability, interest rates, accessibility to public financing, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by interest rates and credit availability, as well as the supply of existing homes, price appreciation, and household formation rates. Significant declines in either non-residential or residential construction activity could significantly impact the Company’s results from operations and cash flow. During fiscal 2009, both the Company and the industry experienced declines in sales volumes resulting from weakness in both the non-residential and residential construction markets due to the weak economic environment.

Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials and components.

The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, LEDs, ballasts, power supplies, petroleum-based by-products, natural gas, and copper. Failure to effectively manage future increases in the costs of these items could adversely affect operating margins. There can be no assurance that future raw material and component price increases will be successfully passed through to customers. The Company sources these goods from a number of suppliers and is, therefore, reasonably insulated from risks affecting any one supplier. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price.

Acuity Brand’s results may be adversely affected by the Company’s inability to maintain pricing.

Aggressive pricing actions by competitors may affect the Company’s ability to achieve desired unit volume growth and profitability levels under its current pricing strategies. The Company may also decide to lower pricing to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases which could negatively impact gross margin percentages. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels, which could negatively impact both net sales and gross margins.

Acuity Brands may experience difficulties in the consolidation of manufacturing facilities which could impact the shipments to customers, product quality, and the ability to realize the expected savings from accelerated streamlining actions.

During fiscal 2009, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of overhead costs. Upon completion of these actions, the Company expects to realize annualized benefits of more than $50 million. The Company will gain from such activity only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Tightening credit conditions could impair the Company’s ability to effectively access capital markets.

Tightening credit conditions as well as changes in interest and foreign currency rates could impair the Company’s ability to effectively access capital. This could impair the Company’s ability to refinance debt as it becomes due or to obtain additional credit, if needed. The inability to effectively access capital markets could adversely affect the Company’s financial position, results from operations and cash flows.

Acuity Brands is subject to risks related to operations outside the United States.

The Company has substantial activities outside of the United States including sourcing of products, materials, and components. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; and unforeseen increases in tariffs and taxes. The Company continues to monitor conditions affecting its international locations. Some of these risks may have a material adverse effect on the Company’s business, financial condition, results from operations, and cash flows in the future.

Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.

The Company is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which the Company operates. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. These laws may impact the manufacture and distribution of the Company’s products and place restrictions on the products the Company can sell in certain geographical locations.

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

Acuity Brands may develop unexpected legal contingencies or matters that exceed insurance coverage.

The Company is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 million per occurrence, including product liability claims, and is fully self-insured for certain other types of claims, including environmental, product recall, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results from operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.

Acuity Brands may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits.

The Company has and may continue to seek to improve its business through strategic acquisitions and alliances. The Company will gain from such activity only to the extent that it can effectively leverage the assets, including personnel, technology and operating processes, of the acquired businesses and alliances. Uncertainty is inherent within the acquisition and alliance process, and unforeseen circumstances arising from recent and future acquisitions or alliances could offset their anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, and/or difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets. Any of these factors could adversely affect the Company’s financial condition, results from operations, and cash flows.

Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.

The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies generated by others and the obtaining of appropriate patents, play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, etc.) by existing and new source suppliers looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margin and desirable levels of sales volume. Technology developments may also increase competition from non-traditional competitors with greater resources.

Acuity Brands may be unable to sustain significant customer relationships.

Relationships forged with customers, including The Home Depot, which historically has represented slightly greater than 10% of the Company’s total net sales, are directly impacted by the Company’s ability to deliver high quality products and services. The Company does not have a written contract obligating The Home Depot to purchase its products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm the Company’s sales, profitability and cash flow.

If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items and could be the target of product liability claims if consumers are injured.

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled and does not maintain insurance for such events. The Company’s quality control procedures relating to the raw materials, including packaging, that it receives from third-party suppliers, as well as the Company’s quality control procedures relating to its products after those products are designed, manufactured, and packaged, may not be sufficient. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. The Company may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company. A significant product recall or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flow.

Acuity Brands could be adversely affected by disruptions of its operations.

The breakdown of equipment or other events, including labor disputes, pandemics or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ plants could have a material adverse effect on the Company’s financial results. Further, because many of the Company’s customers are, to varying degrees, dependent on planned deliveries from the Company’s plants, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems, in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed, resulting in a loss of business. While the Company has developed business continuity plans to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and suffer substantial losses in operational capacity, any of which could have a material adverse effect on its financial results and cash flow.

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect the Company’s results from operations and financial condition or the effectiveness of internal controls over operations and financial reporting.

The Company is highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. The Company could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it. Operating system failures, ineffective system implementation or disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to liability claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results from operations, financial condition or cash flow.

The inability to attract and retain talented employees and a loss of key employees could adversely affect the effectiveness of the Company’s operations.

The Company relies upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. A loss of such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s operations.

The risks associated with the inability to effectively execute its strategies could adversely affect the Company’s results from operations and financial condition.

Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategy, including but not limited to new product development, effective integration of acquisitions, and efforts to streamline operations. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; additional streamlining efforts; and unforeseen difficulties in the implementation of the management operating structure.

Risks Related to Ownership of Acuity Brands Common Stock

The market price and trading volume of the Company’s shares may be volatile.

The market price of the Company’s common shares could fluctuate significantly for many reasons, including for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within the Company’s industry experience declines in their share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against the Company could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.

Risks Related to the Spin-off of Zep Inc.

Failure of the distribution to qualify as a tax-free transaction could result in substantial liability.

Acuity Brands has received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Spin-off (including certain related transactions) qualifies as tax-free to Acuity Brands, Zep, and Acuity Brands’ stockholders for United States federal income tax purposes under section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling generally is binding on the Internal Revenue Service, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Acuity Brands will not be able to rely on the ruling. Moreover, the Internal Revenue Service will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Internal Revenue Code. Rather, the private letter ruling is based upon representations by Acuity Brands that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

Acuity Brands has received an opinion of King & Spalding LLP, counsel to Acuity Brands, to the effect that, with respect to the requirements referred to above on which the Internal Revenue Service will not rule, those requirements will be satisfied. The opinion is based on, among other things, certain assumptions and representations as to factual matters made by Acuity Brands and Zep which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

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

Item 2. Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	11	5
Warehouses	—	2
Distribution Centers	2	4
Offices	6	23

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Total
Owned	5	5	1	11
Leased	3	1	1	5

Total	8	6	2	16

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI”. At October 26, 2009, there were 3,925 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2008
First Quarter	$54.42	$34.04	$0.15
Second Quarter	$48.61	$36.33	$0.13
Third Quarter	$53.91	$38.40	$0.13
Fourth Quarter	$53.74	$36.89	$0.13
2009
First Quarter	$46.19	$23.72	$0.13
Second Quarter	$36.88	$22.00	$0.13
Third Quarter	$31.34	$20.02	$0.13
Fourth Quarter	$33.28	$24.84	$0.13

Effective October 31, 2007, Acuity Brands completed the Spin-off of Zep Inc. Prices per share after October 31, 2007 reflect the impact of the Spin-off. Prices per share prior to October 31, 2007 do not reflect any adjustment as a result of the Spin-off. As a result of the Spin-off, Acuity Brands announced plans to pay quarterly dividends on its common stock at an initial annual rate of $0.52 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of Acuity Brands’ financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Acuity Brands board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million had been repurchased as of August 31, 2009, though none were purchased during fiscal 2009. A remaining 512,300 shares may be purchased under the authorized program.

During fiscal 2009, the Company reissued 2.1 million shares from treasury stock as partial consideration for the acquisitions of Sensor Switch, Inc. (“Sensor Switch”), and Lighting Controls & Design, Inc.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2009. Amounts have been restated to reflect the specialty products business as discontinued operations as a result of the Spin-off. Refer to Part 1, Item 1 above for additional information regarding the Spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2009	2008	2007*	2006*	2005*
	(In thousands, except per-share data)
Net sales	$1,657,404	$2,026,644	$1,964,781	$1,841,039	$1,637,902

Income from Continuing Operations	85,197	148,632	128,687	79,671	24,676
Income (loss) from Discontinued Operations	(288)	(377)	19,367	26,891	27,553

Net Income	84,909	148,255	148,054	106,562	52,229
Basic earnings per share from Continuing Operations	$2.09	$3.66	$3.02	$1.82	$0.57
Basic earnings (loss) per share from Discontinued Operations	(0.01)	(0.01)	0.45	0.61	0.64

Basic earnings per share	$2.08	$3.65	$3.48	$2.43	$1.21

Diluted earnings per share from Continuing Operations	$2.05	$3.57	$2.93	$1.75	$0.55
Diluted earnings (loss) per share from Discontinued Operations	(0.01)	(0.01)	0.44	0.59	0.62

Diluted earnings per share	$2.04	$3.56	$3.37	$2.34	$1.17

Cash and cash equivalents	18,683	297,096	213,674	80,520	86,740
Total assets*	1,290,603	1,408,691	1,617,867	1,444,116	1,442,215
Long-term debt (less current maturities)	22,047	203,953	363,877	363,802	363,737
Total debt	231,582	363,936	363,877	363,802	363,737
Stockholders’ equity	672,140	575,546	671,966	475,476	491,636
Cash dividends declared per common share	0.52	0.54	0.60	0.60	0.60

*	Total assets for years ended August 31, 2007, 2006, and 2005 include amounts related to discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2009 and 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting and other subsidiaries (collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups, as well as lighting controls and other products, that are sold to approximately 5,000 customers. As of August 31, 2009, the Company operates 16 manufacturing facilities and six distribution facilities along with two warehouses to serve its extensive customer base.

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

Strategy

Throughout 2009, the Company made significant progress towards key initiatives designed to enhance and streamline its operations, including its product development and service capabilities, and create a stronger, more effective organization that is capable of more consistently achieving its long-term financial goals, which are as follows:

•	Generating operating margins in excess of 12%;

•	Growing earnings per share in excess of 15% per annum;

•	Providing a return on stockholders’ equity of 20% or better;

•	Maintaining the Company’s debt to total capitalization ratio below 40%; and

•	Generating cash flow from operations less capital expenditures that is in excess of net income.

To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing new and innovative products and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards achievement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

Liquidity and Capital Resources

The Company’s principle sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of Acuity Brands to generate sufficient cash flow from operations and access certain capital markets, including borrowing from banks, is necessary for the Company to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into the Company’s employee benefit plans, as well as potentially repurchasing shares of Acuity Brands’ outstanding common stock as authorized by the Company’s Board of Directors. The Company currently expects to invest approximately $35.0 million primarily for equipment, tooling, and new and enhanced information technology capabilities during fiscal 2010.

The Company has $200 million of public notes scheduled to mature on August 2, 2010, and intends to refinance the notes prior to their maturity. While the Company believes it will be able to refinance the notes, the Company believes it will also have the ability to retire the notes as they come due based on available borrowing capacity under the Revolving Credit Facility, future cash provided by operations, and current cash balances. See Note 5: Debt and Lines of Credit of the Notes to Consolidated Financial Statements.

Cash Flow

The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, if any, to fund operations and capital expenditures, to pay principal and interest on debt, to repurchase stock, to fund acquisitions, and to pay dividends. The Company’s available cash position at August 31, 2009 was $18.7 million, a decrease of $278.4 million from August 31, 2008. The decrease in the Company’s available cash position was due primarily to the repayment of $162.4 million of debt, $162.1 million used for acquisitions, $21.6 million used for dividends paid, partially offset by cash provided by operating activities and proceeds from the exercise of stock options.

During fiscal 2009, the Company generated $92.7 million of net cash from operating activities compared with $221.8 million generated in the prior-year period, a decrease of $129.1 million. Net cash provided by operating activities decreased due primarily to lower net income and the payment of employee incentive compensation totaling approximately $37.8 million, which was attributable to fiscal 2008 performance.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) as a percentage of net sales increased to 12.4% at the end of fiscal 2009 from 10.3% at the end of fiscal 2008, due primarily to higher inventory levels as a percentage of net sales. At August 31, 2009, the current ratio (calculated as total current assets divided by total current liabilities) of the Company was 0.9 compared with 1.4 at August 31, 2008. This reduction in the current ratio was due primarily due to the reduction in cash described above and the short-term classification at August 2009 of the $200 million notes that are due in August 2010.

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $21.2 million and $27.2 million in fiscal 2009 and 2008, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest approximately $35.0 million for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2010.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2009:

	Total	Payments Due by Period
		Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$231,582	$209,535	$18,047	$—	$4,000
Interest Obligations(2)	127,366	30,327	18,878	20,257	57,904
Operating Leases(3)	48,427	14,427	21,940	8,936	3,124
Purchase Obligations(4)	82,356	81,739	617	—	—
Other Long-term Liabilities(5)	52,278	6,356	12,002	9,762	24,158

Total	$542,009	$342,384	$71,484	$38,955	$89,186

(1)

These amounts (which represent the amounts outstanding at August 31, 2009) are included in the Company’s Consolidated Balance Sheets. See Note 5: Debt and Lines of Credit for additional information regarding debt and other matters.

(2)

These amounts represent the expected future interest payments on debt held by the Company at August 31, 2009 and the Company’s loans related to its corporate-owned life insurance policies (“COLI”). The substantial majority of interest payments on debt included in this table are based on fixed rates. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected on the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in Note 8: Commitments and Contingencies.
(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(5)

These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See Note 4: Pension and Profit Sharing Plans for additional information. These amounts exclude $7.2 million of unrecognized tax benefits, including interest and penalties, as a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of August 31, 2009, the Company had total debt outstanding of $231.6 million which consisted primarily of fixed-rate obligations. During fiscal 2009, total debt outstanding decreased $132.3 million from $363.9 million at August 31, 2008, due primarily to the repayment of the $160 million 6% notes, which matured on February 2, 2009, partially offset by the issuance of a $30 million unsecured promissory note issued as partial consideration for the acquisition of Sensor Switch.

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2009 under the Revolving Credit Facility. At August 31, 2009, the Company had borrowing capacity under the Revolving Credit Facility of $242.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 million.

In December 2008, the Company commenced a cash tender offer to purchase any and all of its outstanding $160 million 6% notes due February 2, 2009 (the “Notes”). On December 9, 2008, a total aggregate principal amount of $12.6 million, representing approximately 7.9% of the outstanding Notes, was validly tendered in the offer at a discounted price of $990.00 per $1,000.00. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date, December 10, 2008. The gain, net of expenses, was immaterial. The remaining $147.4 million of the Notes matured on February 2, 2009, and the Company repaid the outstanding balance with cash on hand.

The Company has $200 million of outstanding public notes scheduled to mature on August 2, 2010. The Company intends to refinance the notes prior to their maturity. While the Company believes it will be able to refinance the notes, the Company believes it will also have the ability to retire the notes as they come due based on available borrowing capacity under the Revolving Credit Facility, future cash provided by operations, and current cash balances. See Note 5: Debt and Lines of Credit of the Notes to Consolidated Financial Statements. In addition, the Company’s Board of Directors may authorize the Company’s management to explore opportunistic repurchases of indebtedness.

On April 20, 2009, the Company issued a three-year $30 million 6% unsecured promissory note to the sole shareholder of Sensor Switch, who continued as an employee of the Company upon completion of the acquisition, as partial consideration for the acquisition of Sensor Switch. Scheduled quarterly payments on the note began on July 1, 2009 with the last payment due April 1, 2012. The lender has certain rights to accelerate the note should the Company refinance the $200 million public notes.

During fiscal 2009, the Company’s consolidated stockholders’ equity increased $96.6 million to $672.1 million at August 31, 2009 from $575.5 million at August 31, 2008. The increase was due primarily to net income earned in the period, stock issued as partial consideration for acquired businesses, and stock issuances associated with employee incentive compensation programs, partially offset by the payment of dividends, unfavorable currency translation adjustments, and an increase in pension obligations. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 25.6% and 38.7% at August 31, 2009 and August 31, 2008, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 24.1% at August 31, 2009 and 10.4% at August 31, 2008.

Dividends

Acuity Brands paid dividends on its common stock of $21.6 million ($0.52 per share) during 2009 compared with $22.5 million ($0.54 per share) in 2008. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands’ board deems relevant.

Results of Operations

Fiscal 2009 Compared with Fiscal 2008

The following table sets forth information comparing the components of net income for the year ended August 31, 2009 with the year ended August 31, 2008:

($ in millions, except per-share data)	Years Ended August 31,		Increase (Decrease)		Percent Change
	2009	2008
Net Sales	$1,657.4	$2,026.6	$(369.2)		(18.2)%
Cost of Products Sold	1,022.3	1,210.8	(188.5)		(15.6)%

Gross Profit	635.1	815.8	(180.7)		(22.2)%

Percent of net sales	38.3%	40.3%	(200	)bp
Selling, Distribution, and Administrative Expenses	454.6	540.1	(85.5)		(15.8)%
Special Charge	26.7	14.6	12.1		82.9%

Operating Profit	153.8	261.1	(107.3)		(41.1)%

Percent of net sales	9.3%	12.9%	(360	)bp
Other Expense (Income)
Interest Expense, net	28.5	28.4	0.1		0.4%
Miscellaneous Expense (Income)	(2.1)	2.1	(4.2)		(200.0)%

Total Other Expense (Income)	26.4	30.5	(4.1)		(13.4)%

Income from Continuing Operations before Provision for Income Taxes	127.4	230.6	(103.2)		(44.8)%

Percent of net sales	7.7%	11.4%	(370	)bp
Provision for Taxes	42.1	81.9	(39.8)		(48.6)%

Effective tax rate	33.1%	35.5%
Income from Continuing Operations	85.3	148.6	(63.3)		(42.6)%
Loss from Discontinued Operations, net of tax	(0.3)	(0.4)	0.1		25.0%

Net Income	$85.0	$148.3	$(63.3)		(42.7)%

Diluted Earnings per Share from Continuing Operations	$2.05	$3.57	$(1.52)		(42.6)%
Diluted Loss per Share from Discontinued Operations	$(0.01)	$(0.01)	$—		—%

Diluted Earnings per Share	$2.04	$3.56	$(1.52)		(42.7)%

Results from Continuing Operations

Net sales were $1,657.4 million for fiscal 2009 compared with $2,026.6 million reported in the prior-year period, a decrease of $369.2 million, or 18.2%. For fiscal 2009, the Company reported income from continuing operations of $85.3 million compared with $148.6 million earned in fiscal 2008. Diluted earnings per share from continuing operations were $2.05 for fiscal 2009 as compared with $3.57 reported for fiscal 2008, a decrease of 42.6%. Results for fiscal 2009 and 2008 include pre-tax special charges of $26.7 million, or $0.41 per diluted share, and $14.6 million, or $0.21 per diluted share, respectively.

On December 31, 2008, Acuity Brands acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Control & Design, Inc. (“LC&D”). Located in Glendale, California, LC&D is a manufacturer of comprehensive digital lighting controls and software. LC&D offers a wide range of products, including dimming and building interfaces as well as digital thermostats, all within a single, scalable system. LC&D had calendar year 2008 sales of approximately $18 million.

On April 20, 2009, the Company acquired Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems for an aggregate consideration of the $205 million comprised of (i) 2 million shares of common stock of the Company, (ii) a $30 million note of Acuity Brands Lighting, and (iii) approximately $130 million of cash. A cash payment of approximately $130 million was funded from available cash on hand and from borrowings under the Company’s Revolving Credit Facility. The $30 million unsecured promissory note is payable over three years. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Sensor Switch generated sales in excess of $37 million during its fiscal year ending October 31, 2008.

The operating results of Sensor Switch and LC&D have been included in the Company’s consolidated financial statements since their respective dates of acquisition.

Net Sales

Net sales decreased approximately 18% in 2009 compared with 2008 due primarily to lower shipments and unfavorable impact of foreign currency fluctuation, partially offset by revenues from recent acquisitions. The lower volume of product shipments was due primarily to continued decline in demand on the residential and non-residential construction markets, particularly for commercial and office buildings. The Company estimates shipment volumes declined by approximately 19% in fiscal 2009 compared with 2008, partially offset by an estimated 1% improvement in price and product mix. Additionally, unfavorable foreign currency rate fluctuations negatively impacted net sales in fiscal 2009 by slightly less than 2% compared with the prior year, which was largely offset by $26 million of net sales from acquisitions.

Gross Profit

Gross profit margin decreased by 200 basis points to 38.3% of net sales for fiscal 2009 from 40.3% reported for the prior-year period. Gross profit for fiscal 2009 decreased $180.7 million, or 22.2%, to $635.1 million compared with $815.8 million for the prior-year period. The decline in gross profit and gross profit margin was largely attributable to the decline in net sales noted above, increased cost for raw material and components, and unfavorable foreign currency fluctuations. The Company estimates raw material and component costs increased cost of goods sold by approximately $40 million compared with the year-ago period, with only a small portion of the increase recovered in higher prices. Savings from ongoing streamlining efforts, benefits from productivity improvements, and contributions from acquisitions helped to partially offset the negative impact of the aforementioned items on gross profit and gross profit margin.

Operating Profit

Selling, Distribution, and Administrative (“SD&A”) expenses for fiscal 2009 were $454.6 million compared with $540.1 million in the prior-year period, which represented a decrease of $85.5 million, or 15.8%. Approximately half of the decrease in SD&A expenses was due to lower commissions paid to the Company’s sales forces and agents and lower freight costs, which both typically vary directly with sales. Additionally, reduced incentive compensation and benefits from streamlining efforts contributed to lower fiscal 2009 SD&A expense. Partially offsetting these reductions was the additional SD&A expense related to the businesses acquired in fiscal 2009.

In fiscal 2009, gross profit less SD&A expenses was $180.5 million compared with $275.7 million in the prior-year period, which represents a decrease of $95.2 million, or 17.6%. The decrease was due to lower volume, increased raw material and component costs, and unfavorable foreign currency fluctuations, partially offset by savings from streamlining efforts, benefits from productivity improvements, and contributions from acquisitions. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

As part of the Company’s initiative to streamline and simplify operations, the Company recorded in fiscal 2009 and 2008 pre-tax charges of $26.7 million and $14.6 million, respectively, to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases. The fiscal 2009 charge included a non-cash expense of $1.6 million for the impairment of assets associated with the closing of a facility. The Company estimates that it realized $39 million ($28 million and $11 million from actions initiated in fiscal 2009 and 2008, respectively) in savings during fiscal 2009 compared with the prior year related to these actions.

Operating profit for fiscal 2009 was $153.8 million compared with $261.1 million reported for the prior-year period, a decrease of $107.3 million, or 41.1%. Operating profit margin decreased 360 basis points to 9.3% compared with 12.9% in the year-ago period. The decrease in operating profit in fiscal 2009 compared with the prior-year period was due primarily to the decrease in gross profit noted above and the $12.1 million incremental special charge related to streamlining efforts, partially offset by decreased SD&A expense as noted above.

Income from Continuing Operations before Provision for Taxes

Other expense consists primarily of interest expense, net, and miscellaneous income (or expense) resulting from changes in exchange rates on foreign currency items as well as other non-operating items. Interest expense, net, was $28.5 million and $28.4 million for fiscal 2009 and 2008, respectively. Fiscal 2009 interest expense, net reflects lower interest expense resulting from the maturity of the $160 million public notes that was more than offset by reduced interest income resulting from both lower cash balances and lower short-term interest rates. For fiscal 2009, the Company reported $2.1 million of other miscellaneous income compared with $2.1 million of other miscellaneous expense in the year-ago period. The $4.2 million favorable year-over-over change was due primarily to the impact of changes in exchange rates on foreign currency items.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 33.1% and 35.5% for fiscal 2009 and 2008, respectively. The decrease in the annual tax rate was due primarily to the greater impact of tax credits and deductions on the lower earnings amount and the adverse effect on prior year’s effective tax rate related to the repatriation of foreign cash. Income from continuing operations for fiscal 2009 decreased $63.3 million to $85.3 million (including $16.8 million after-tax for the special charge) from $148.6 million (including $9.1 million after-tax for the special charge) reported for the prior-year period. The decrease in income from continuing operations was due primarily to the above noted decrease in operating profit, partially offset by lower tax expense.

Results from Discontinued Operations and Net Income

The loss from discontinued operations for fiscal 2009 was $0.3 million, a decrease of $0.1 million from the prior-year loss of $0.4 million. The loss in both periods relate to tax adjustments associated with pre-spin activities.

Net income for fiscal 2009 decreased $63.3 million to $85.0 million from $148.3 million reported for the prior-year period. The decrease in net income resulted primarily from the above noted decline in net sales.

Fiscal 2008 Compared with Fiscal 2007

The following table sets forth information comparing the components of net income for the year ended August 31, 2008 with the year ended August 31, 2007:

($ in millions, except per-share data)	Years Ended August 31,		Increase (Decrease)		Percent Change
	2008	2007
Net Sales	$2,026.6	$1,964.8	$61.8		3.1%
Cost of Products Sold	1,210.8	1,220.5	(9.7)		(0.8)%

Gross Profit	815.8	744.3	71.5		9.6%

Percent of net sales	40.3%	37.9%	240	bp
Selling, Distribution, and Administrative Expenses	540.1	521.9	18.2		3.5%
Special Charge	14.6	—	14.6		100.0%

Operating Profit	261.1	222.4	38.7		17.4%

Percent of net sales	12.9%	11.3%	160	bp
Other Expense (Income)
Interest Expense, net	28.4	29.9	(1.5)		(5.0)%
Miscellaneous Expense (Income)	2.1	(1.6)	3.7		231.3%

Total Other Expense (Income)	30.5	28.3	2.2		7.8%

Income from Continuing Operations before Provision for Taxes	230.6	194.2	36.4		18.7%

Percent of net sales	11.4%	9.9%	150	bp
Provision for Taxes	81.9	65.5	16.4		25.0%

Effective tax rate	35.5%	33.7%
Income from Continuing Operations	148.6	128.7	19.9		15.5%
Income (Loss) from Discontinued Operations, net of tax	(0.4)	19.4	(19.8)		(102.1)%

Net Income	$148.3	$148.1	$0.2		0.1%

Diluted Earnings per Share from Continuing Operations	$3.57	$2.93	$0.64		21.8%
Diluted Earnings (Loss) per Share from Discontinued Operations	$(0.01)	$0.44	$(0.45)		(102.3)%

Diluted Earnings per Share	$3.56	$3.37	$0.19		5.6%

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

On July 17, 2007, Acuity Brands acquired substantially all of the assets and assumed certain liabilities of Mark Architectural Lighting. Located in Edison, New Jersey, Mark Architectural Lighting is a specification-oriented manufacturer of high-quality lighting products which generated fiscal 2006 sales of over $22 million. The acquisition provides the Company a stronger presence in the Northeast, particularly the New York City metropolitan area, and is a complement to the Center for Light+Space, the Company’s sales and marketing office in New York City. The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.

Net Sales

The 3.1% increase in net sales was due primarily to an enhanced mix of products sold and improved pricing. The Company’s sales and profitability continued to benefit from a disciplined approach to pricing and a richer mix of new and innovative products sold at higher per unit sales prices that offer customers greater benefits and features, such as more energy efficiency and an improved lighting experience. The Company estimated that greater shipments of products both for new construction and relighting of existing non-residential buildings, excluding large retailers, increased by approximately 2% in fiscal 2008 compared with 2007, partially offset by an approximately 3% decline in volume resulting from weakness in the residential market and reduced new store openings by certain large retailers. The Mark Architectural Lighting acquisition contributed approximately $18.0 million to fiscal 2008 net sales. Additionally, favorable foreign currency rate fluctuations added approximately $19.1 million to the increase in net sales in fiscal 2008.

Gross Profit

Gross profit margins increased 240 basis points to 40.3% of net sales for fiscal 2008 from 37.9% reported for the prior-year period. Gross profit increased $71.5 million, or 9.6%, to $815.8 million for fiscal 2008 compared with $744.3 million for the prior-year period. The improvement in gross profit and gross profit margin was largely attributable to improved pricing and a greater mix of higher-margin products sold. In addition, benefits from the contribution of Mark Architectural Lighting and programs to improve productivity and quality contributed to the increased profitability. These gains offset increases in costs for raw materials, components, and freight, as well as increases associated with employee wages and related benefits and freight costs.

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

As part of the Company’s initiative to streamline and simplify operations, largely in connection with actions related to the Spin-off, the Company recorded in fiscal 2008 a pre-tax charge of $14.6 million to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases. The Company estimates that it realized $11 million in savings during fiscal 2008 related to these actions.

Operating profit for fiscal 2008 was $261.1 million compared with $222.4 million reported for the prior-year period, an increase of $38.7 million, or 17.4%. Operating profit margin increased 160 basis points to 12.9% compared with 11.3% in the year-ago period. The improvement in operating profit in fiscal 2008 compared with the prior-year period was due primarily to the increased gross profit noted above, partially offset by the $14.6 million special charge and the $6.6 million favorable commercial dispute settlement in the prior-year period.

Income from Continuing Operations before Provision for Taxes

Other expense consists primarily of interest expense, net, and miscellaneous expense (or income) resulting from changes in exchange rates on foreign currency items as well as other non-operating items. Interest expense, net, was $28.4 million and $29.9 million for fiscal 2008 and 2007, respectively. Interest expense, net, decreased 5.0% in fiscal 2008 compared with fiscal 2007 due primarily to greater interest income earned on higher invested cash balances, partially offset by lower short-term interest rates. The fluctuation in miscellaneous expense (income) was due primarily to the impact of exchange rates on foreign currency items.

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

Results from Discontinued Operations and Net Income

The loss from discontinued operations for fiscal 2008 was $0.4 million, a decrease of $19.8 million from the prior-year period income of $19.4 million. The decrease was due primarily to the contribution of only two months of operating results in fiscal 2008 rather than a full year in fiscal 2007. In addition, discontinued operations were negatively impacted by approximately $5.5 million in costs related to the Spin-off during the first quarter of fiscal 2008. These non-tax deductible costs consist primarily of legal, accounting, financial, and other professional fees incurred in connection with the Spin-off.

Net income for fiscal 2008 increased $0.2 million to $148.3 million from $148.1 million reported for the prior-year period. The increase in net income resulted primarily from the above noted increase in income from continuing operations, partially offset by the results from discontinued operations.

Outlook

The performance of Acuity Brands, like most companies, is influenced by a multitude of factors such as the health of the economy, including employment, credit availability, and consumer confidence. During the Company’s fiscal 2009, major economies and financial markets throughout the world experienced unprecedented volatility, creating uncertainty both for consumers and businesses. As a result, construction activity in the U.S., both non-residential and residential, declined significantly during fiscal 2009. The vitality of the Company’s business is determined by underlying economic factors such as employment levels, credit availability, consumer demand, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand. Key indicators continue to signal declines for North American non-residential construction activity. Accordingly, management’s expectation is that in 2010 the percentage decline in the overall markets it serves will be in the mid-teens. The Company’s backlog at the end of the fiscal 2009 was down 23 percent compared to the prior year.

While prices for components and commodities, particularly for steel and petroleum, declined from their record highs in the summer and fall of 2008, volatility in pricing for these products could once again occur and possibly place pressure on the Company’s margins. Management believes that competitive forces in the current market environment will not allow the Company to pass along more than commodity cost increases or to significantly retain current pricing on commodity-sensitive products should those specific commodity costs sharply decline. Although management believes pricing is likely to become more competitive in certain channels and geographies, the negative impact is expected to be offset through productivity improvements and lower material, component, and freight costs.

During fiscal 2010, the Company expects to realize approximately $50 million of annualized benefits from the streamlining actions taken in fiscal 2009 of which approximately $28 million of benefits were realized during fiscal 2009. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value for all stakeholders and accelerate profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, relighting, and customer connectivity.

In addition to the recent acquisitions which significantly increased the Company’s presence in the fast-growing lighting controls market, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products, enhance services to its customers, and expand market presence in key sectors such as home centers and the renovation and relight market will provide growth opportunities, which should enable the Company to outperform the overall markets it serves. Additionally, management believes these actions and investments will position the Company to meet or exceed its long-term financial goals.

The Company expects cash flow from operations to remain strong in 2010 and intends to invest approximately $35 million in capital expenditures during the year. Also, the Company estimates the annual tax rate to approximate 35% for 2010.

Although fiscal 2010 results are expected to be negatively impacted by current economic conditions, management remains very positive about the long-term potential of the Company and its ability to outperform the market. Management continues to position the Company to optimize short-term performance while investing in and deploying resources to further the Company’s long-term profitable growth opportunities. Looking beyond the current environment, management believes the lighting and lighting-related industry will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront, and that the Company is well-positioned to fully participate in this growing industry.

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date, and therefore, the impact cannot be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of a residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In June 2008, FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. FSP EITF 03-6-1 provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is therefore effective for the Company beginning the first quarter of fiscal 2010. The implementation of this guidance will impact the Company’s EPS calculation. For example, the Company’s diluted EPS for the years ended August 31, 2009, 2008, and 2007, under this guidance would be $2.00, $3.51, and $2.89, respectively, as compared to $2.04, $3.57, and $2.93 reported for these periods.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards Codification TM (“Codification”) is the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”). All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is therefore effective for the Company at the conclusion of the first quarter of 2010. While the Codification is not intended to change U.S. GAAP and, thus, not expected to have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, the Company is reviewing disclosures due to changes in references to U.S. GAAP literature.

Accounting Standards Adopted in Fiscal 2009

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes: the period after the balance sheet date during which an entity should evaluate events or transactions for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize such events or transactions in its financial statements; and disclosures regarding such events or transactions and the date through which an entity has evaluated subsequent events.

The provisions of SFAS No. 165 were effective for financial statements issued for interim and annual periods ending after June 15, 2009 and were adopted by the Company on August 31, 2009. The Company determined, however, that SFAS No. 165 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is substantially consistent with that previously applied by the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”), which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS No. 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

The provisions of FSP FAS No. 107-1 and APB 28-1 were effective for interim periods ending after June 15, 2009 and were adopted by the Company on August 31, 2009. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and was therefore effective for the Company beginning in fiscal 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option, and therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and was therefore effective for the Company in fiscal 2009. The change in measurement date to August 31 resulted in a reduction to retained earnings of approximately $0.5 million, net of tax.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis were effective for the Company on September 1, 2008. Other than the additional disclosures required, the adoption of these provisions of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on September 1, 2009. The Company does not expect the adoption of these provisions to have a material impact on its results of operations and financial position.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See Note 3: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

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

Goodwill and Indefinite Lived Intangible Assets

The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, projected future net sales, operating results, and cash flow.

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

Goodwill

The Company is comprised of one reporting unit with a goodwill balance of $510.6 million. In determining the fair value of the Company’s reporting unit, the Company uses a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth (or decline) rates, in accordance with U.S. GAAP. The Company utilized an estimated discount rate of 10% as of June 1, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. Short-term growth (or decline) rates are based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The Company calculates the discounted cash flows using a 10-year period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at 3% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market.

During fiscal 2009, the Company performed an evaluation of the fair value of goodwill. The analysis included downward adjustments to the Company’s revenue forecasts and related short-term growth rates compared to the prior year evaluation. The goodwill analysis did not result in an impairment charge as the estimated fair value of the reporting unit continues to exceed the carrying value by such a significant amount that any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of five unamortized trade names with an aggregate carrying value of approximately $96.0 million. Management utilizes significant assumptions to estimate the fair value of these unamortized trade names using a fair value model based on discounted future cash flows in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Future net sales and short-term growth (or decline) rates are estimated for each particular trade name based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, expected growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market. The theoretical royalty rate is estimated using a factor of operating profit margins and management’s assumptions regarding the amount a willing third party would pay to use the particular trade name. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flow in the valuation model. As with goodwill noted above, the Company utilized an estimated discount rate of 10% as of June 1, 2009, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. All of these assumptions are subject to change based on unforeseen factors by management due to the inherent uncertainty of the global economic and political environment at large.

During fiscal 2009, the Company performed an evaluation of the fair value of its five unamortized trade names. The Company’s adjusted expected revenues are based on recent lighting market growth or decline estimates for fiscal 2010 through 2014. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2009, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite lived intangible asset analysis did not result in an impairment charge as the fair values exceeded the carrying values by a significant amount except for the Mark Lighting trade name which has a fair value that exceeds its $8.6 million carrying value by approximately 28%. The estimated fair values of the indefinite lived intangible assets, other than the Mark Lighting trade name, exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates and the discount rate, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the Mark Lighting trade name based on reasonably likely changes in the assumptions would not be material to the Company’s financial results, trend of earnings, or financial position.

Self-Insurance

The Company self-insures, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. Acuity Brands is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Acuity Brands is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates calculated are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although Acuity Brands believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.

The Company is also self-insured for the majority of its medical benefit plans with individual claims limited to $300,000. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan designs, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense and cash flow.

Share-Based Compensation Expense

On September 1, 2005, Acuity Brands adopted SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. Acuity Brands adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for Acuity Brands’ stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in Note 7: Share Based Payments of Notes to Consolidated Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Acuity Brands recorded $13.0 million, $12.0 million, and $11.1 million of share-based expense in continuing operations for the years ended August 31, 2009, 2008, and 2007, respectively. Amounts recorded for share-based expense in discontinued operations were $2.2 million for the year ended August 31, 2007.

SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and Acuity Brands continues to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments recognized in fiscal 2009, 2008 and 2007 has been reduced for estimated forfeitures. Acuity Brands’ assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2009, there was $26.1 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of August 31, 2009, there was $2.9 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.7 years. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 3 and 7 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

General. The Company is exposed to worldwide market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks of Acuity Brands.

Interest Rates. Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2009, the variable-rate debt of the Company was solely comprised of the $4.0 million long-term industrial revenue bonds. A 10% increase in market interest rates at August 31, 2009, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $200 million publicly-traded fixed-rate notes and the

August 31, 2009 outstanding balance of $27.6 million on the three-year unsecured promissory note. A 10% increase in market interest rates at August 31, 2009, would have decreased the estimated fair value of these debt obligations by approximately $0.9 million. See Note 5 of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s debt.

Foreign Exchange Rates. The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a portion of products sold are sourced from the United States. A hypothetical decline in the Canadian dollar of 10% would negatively impact operating profit by approximately $6.0 million. Also, a portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $5.4 million. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in the Company’s foreign markets.

Commodity Prices. The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2009, the Company purchased approximately 114,000 tons of steel and aluminum. The Company estimates that less than 10% of the raw materials purchased are petroleum-based and that approximately 3.2 million gallons of diesel fuel was consumed in fiscal 2009. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to maintain or increase operating margins.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 29, 2009 appears on page 42 of this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel	Richard K. Reece
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

October 29, 2009

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting

The Board of Directors and Stockholders

Acuity Brands, Inc.

We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2009 of Acuity Brands, Inc. and our report dated October 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

October 29, 2009

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	August 31
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$18,683	$297,096
Accounts receivable, less reserve for doubtful accounts of $1,888 at August 31, 2009 and $1,640 at August 31, 2008	227,371	268,971
Inventories	140,797	145,725
Deferred income taxes	16,710	18,251
Prepayments and other current assets	19,339	26,104

Total Current Assets	422,900	756,147

Property, Plant, and Equipment, at cost:
Land	7,273	9,501
Buildings and leasehold improvements	111,810	126,450
Machinery and equipment	334,725	334,641

Total Property, Plant, and Equipment	453,808	470,592
Less — Accumulated depreciation and amortization	307,979	309,086

Property, Plant, and Equipment, net	145,829	161,506

Other Assets:
Goodwill	510,563	342,306
Intangible assets	184,826	129,319
Deferred income taxes	2,626	2,226
Defined benefit plan intangible assets	—	1,078
Other long-term assets	23,859	16,109

Total Other Assets	721,874	491,038

Total Assets	$1,290,603	$1,408,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$209,535	$159,983
Accounts payable	162,299	205,776
Accrued compensation	35,309	67,463
Accrued pension liabilities, current	1,235	1,252
Other accrued liabilities	67,711	84,768

Total Current Liabilities	476,089	519,242
Long-Term Debt	22,047	203,953

Accrued Pension Liabilities, less current portion	51,125	26,686

Deferred Income Taxes	12,962	23,983

Self-Insurance Reserves, less current portion	8,792	8,853

Other Long-Term Liabilities	47,448	50,428

Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,851,316 issued and 42,433,143 outstanding at August 31, 2009; and 49,689,408 issued and 40,201,708 outstanding at August 31, 2008	499	497
Paid-in capital	647,211	626,435
Retained earnings	404,169	366,904
Accumulated other comprehensive loss	(57,423)	(22,819)
Treasury stock, at cost, 7,418,173 shares at August 31, 2009 and 9,487,700 shares at August 31, 2008	(322,316)	(395,471)

Total Stockholders’ Equity	672,140	575,546

Total Liabilities and Stockholders’ Equity	$1,290,603	$1,408,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2009	2008	2007
Net Sales	$1,657,404	$2,026,644	$1,964,781
Cost of Products Sold	1,022,308	1,210,849	1,220,466

Gross Profit	635,096	815,795	744,315
Selling, Distribution, and Administrative Expenses	454,606	540,097	521,892
Special Charge	26,737	14,638	—

Operating Profit	153,753	261,060	222,423
Other Expense (Income):
Interest expense, net	28,542	28,415	29,851
Miscellaneous expense (income), net	(2,112)	2,095	(1,614)

Total Other Expense	26,430	30,510	28,237

Income from Continuing Operations before Provision for Income Taxes	127,323	230,550	194,186
Provision for Income Taxes	42,126	81,918	65,499

Income from Continuing Operations	85,197	148,632	128,687
Income (Loss) from Discontinued Operations	(288)	(377)	19,367

Net Income	$84,909	$148,255	$148,054

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$2.09	$3.66	$3.02
Basic Earnings (Loss) per Share from Discontinued Operations	(0.01)	(0.01)	0.45

Basic Earnings per Share	$2.08	$3.65	$3.48

Basic Weighted Average Number of Shares Outstanding	40,781	40,655	42,585

Diluted Earnings per Share from Continuing Operations	$2.05	$3.57	$2.93
Diluted Earnings (Loss) per Share from Discontinued Operations	(0.01)	(0.01)	0.44

Diluted Earnings per Share	$2.04	$3.56	$3.37

Diluted Weighted Average Number of Shares Outstanding	41,557	41,609	43,897

Dividends Declared per Share	$0.52	$0.54	$0.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2009	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$84,909	$148,255	$148,054
Less: Income (Loss) from Discontinued Operations	(288)	(377)	19,367

Income from Continuing Operations	85,197	148,632	128,687
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	35,736	33,840	31,348
Excess tax benefits from share-based payments	(381)	(5,022)	(15,360)
Loss (gain) on the sale of property, plant, and equipment	43	177	(845)
Impairments of property, plant, and equipment	1,558	—	—
Deferred income taxes	(388)	2,573	2,534
Other non-cash items	10,226	5,355	8,958
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	43,165	26,573	(2,352)
Inventories	10,284	811	17,678
Prepayments and other current assets	12,208	12,749	(5,120)
Accounts payable	(44,416)	(4,626)	707
Other current liabilities	(62,528)	(10,903)	45,621
Other	2,026	11,644	(3,151)

Net Cash Provided by Operating Activities	92,730	221,803	208,705

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(21,248)	(27,166)	(31,457)
Proceeds from the sale of property, plant, and equipment	183	198	1,618
Acquisitions	(162,081)	(3,500)	(43,523)

Net Cash Used for Investing Activities	(183,146)	(30,468)	(73,362)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(162,395)	(8)	—
Employee stock purchase plan issuances	265	509	741
Stock options exercised	2,773	4,039	25,756
Repurchases of common stock	—	(155,650)	(44,963)
Excess tax benefits from share-based payments	381	5,022	15,360
Dividend received from Zep	—	58,379	—
Dividends paid	(21,634)	(22,466)	(26,359)

Net Cash Used for Financing Activities	(180,610)	(110,175)	(29,465)

Cash flows from Discontinued Operations:
Net Cash (Used for) Provided by Operating Activities	(288)	4,250	31,442
Net Cash Used for Investing Activities	—	(410)	(5,121)
Net Cash Used for Financing Activities	—	(2,333)	(647)

Net Cash Provided by (Used for) Discontinued Operations	(288)	1,507	25,674

Effect of Exchange Rate Changes on Cash	(7,099)	755	1,602

Net Change in Cash and Cash Equivalents	(278,413)	83,422	133,154
Cash and Cash Equivalents at Beginning of Year	297,096	213,674	80,520

Cash and Cash Equivalents at End of Year	$18,683	$297,096	$213,674

Supplemental Cash Flow Information:
Income taxes paid during the year	$40,529	$84,381	$51,356
Interest paid during the year	29,057	34,847	34,304

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

					Accumulated Other Comprehensive Income (Loss) Items
	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Pension Liability	Currency Translation Adjustment	Treasury Stock	Total
Balance, August 31, 2006		$481	$560,973	$192,155	$(21,848)	$5,356	$(194,858)	$542,259
Comprehensive income:
Net income	$148,054	—	—	148,054	—	—	—	148,054
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	4,550	—	—	—	—	4,550	—	4,550
Minimum pension liability adjustment (net of tax of $6,415)	11,404	—	—	—	11,404	—	—	11,404

Other comprehensive income	15,954

Comprehensive income	$164,008

Impact of adopting SFAS 158 (net of tax of $5,015)					(8,975)			(8,975)
Amortization, issuance, and forfeitures of restricted stock grants		(1)	8,884	—	—	—	—	8,883
Employee Stock Purchase Plan issuances		—	741	—	—	—	—	741
Cash dividends of $0.60 per share paid on common stock		—	—	(26,359)	—	—	—	(26,359)
Stock options exercised		13	25,743	—	—	—	—	25,756
Repurchases of common stock		—	—	—	—	—	(49,707)	(49,707)
Tax effect on stock options and restricted stock		—	15,360	—	—	—	—	15,360

Balance, August 31, 2007		$493	$611,701	$313,850	$(19,419)	$9,906	$(244,565)	$671,966
Comprehensive income:
Net income	$148,255	—	—	148,255	—	—	—	148,255
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	5,012	—	—	—	—	5,012	—	5,012
Minimum pension liability adjustment (net of tax of $2,457)	(6,508)	—	—	—	(6,508)	—	—	(6,508)

Other comprehensive loss	(1,496)

Comprehensive income	$146,759

Impact of spin-off of specialty products		—	—	(71,553)	—	(11,810)	—	(83,363)
Impact of adopting FIN 48		—	—	(1,182)	—	—	—	(1,182)
Amortization, issuance, and forfeitures of restricted stock grants		2	5,166	—	—	—	—	5,168
Employee Stock Purchase Plan issuances		—	509	—	—	—	—	509
Cash dividends of $0.54 per share paid on common stock		—	—	(22,466)	—	—	—	(22,466)
Stock options exercised		2	4,037	—	—	—	—	4,039
Repurchases of common stock		—	—	—	—	—	(150,906)	(150,906)
Tax effect on stock options and restricted stock		—	5,022	—	—	—	—	5,022

Balance, August 31, 2008		$497	$626,435	$366,904	$(25,927)	$3,108	$(395,471)	$575,546

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME — (Continued)

(In thousands, except share and per-share data)

	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Items		Treasury Stock	Total
					Pension Liability	Currency Translation Adjustment
Comprehensive income:
Net income	$84,909	—	—	84,909	—	—	—	84,909
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(18,474)	—	—	—	—	(18,474)	—	(18,474)
Pension liability adjustment (net of tax of $9,169)	(16,130)	—	—	—	(16,130)	—	—	(16,130)

Other comprehensive loss	(34,604)

Comprehensive income	$50,305

SFAS 158 adjustment (net of tax of $289)		—	—	(454)	—	—	—	(454)
Common Stock reissued from Treasury Shares for acquisition of businesses		—	7,175	(25,556)	—	—	73,155	54,774
Amortization, issuance, and forfeitures of restricted stock grants		1	10,182	—	—	—	—	10,183
Employee Stock Purchase Plan issuances		—	265	—	—	—	—	265
Cash dividends of $0.52 per share paid on common stock		—	—	(21,634)	—	—	—	(21,634)
Stock options exercised		1	2773	—	—	—	—	2,774
Repurchases of common stock		—	—	—	—	—	—	—
Tax effect on stock options and restricted stock		—	381	—	—	—	—	381

Balance, August 31, 2009		$499	$647,211	$404,169	$(42,057)	$(15,366)	$(322,316)	$672,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. formerly known as Acuity Lighting Group, Inc. and other subsidiaries (collectively referred to herein as “the Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company has one operating segment.

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

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.

Note 2: Discontinued Operations

As described in Note 1 — Description of Business and Basis of Presentation, the Company completed the Spin-off of the specialty products business on October 31, 2007.

A summary of the operating results for the discontinued operations is as follows:

	Years Ended August 31,
	2009	2008	2007
Net Sales	$—	$97,755	$565,887

Income before Provision for Income Taxes	$—	$2,946	$33,701
Provision for Income Taxes	288	3,323	14,334

Net Income (Loss) from Discontinued Operations	$(288)	$(377)	$19,367

The loss from discontinued operations for fiscal 2009 was $0.3 million, a decrease of $0.1 million from the prior-year loss and relates to tax adjustments associated with pre-spin activities.

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

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Income in accordance with Emerging Issues Task Force Issue No. 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which in most instances requires such costs be recorded as a reduction of revenue.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. Acuity Brands considers time deposits and marketable securities with an original maturity of three months or less when purchased to be cash equivalents.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Acuity Brands’ products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $30.2 million and $35.2 million at August 31, 2009 and 2008, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2009. Additionally, net sales to The Home Depot accounted for approximately 11% of net sales of the Company in both fiscal 2009 and 2008 and 13% in fiscal 2007.

Reclassifications

Certain prior-period amounts have been reclassified to conform to current year presentation.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2009	2008
Raw materials, components, and supplies	$69,817	$66,919
Work in progress	11,913	12,508
Finished goods	70,305	76,470

	152,035	155,897
Less: Reserves	(11,238)	(10,172)

	$140,797	$145,725

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2009		August 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and trademarks	$29,075	$(14,231)	$24,500	$(12,641)
Distribution network and customer relationships	89,683	(19,252)	56,400	(16,066)
Other	4,625	(1,087)	4,026	(513)

Total	$123,383	$(34,570)	$84,926	$(29,220)

Unamortized trade names	$96,013		$73,613

Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives and distribution networks which are amortized over their estimated useful lives. Other acquired definite lived intangible assets consist primarily of patented technology, non-compete agreements, and customer relationships. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the fair value of these acquired intangible assets in accordance with U.S. GAAP. The current year increases in the gross carrying amounts for the acquired intangible assets were due to the Lighting Control and Design, Inc. (“LC&D”) and Sensor Switch, Inc. and related subsidiaries (“Sensor Switch”) (refer to Note 10 — Acquisitions). With regards to the LC&D acquisition, the weighted average useful life of the intangible assets with finite lives acquired by the Company was 12.8 years, which consisted of intangible assets related to distribution networks and customer relationships. In the acquisition of Sensor Switch, the Company acquired intangible assets with finite lives related to patented technology and distribution networks and customer relationships with weighted average useful lives of 12.0 and 19.9 years, respectively. The total weighted average useful life for these intangible assets acquired during the Sensor Switch acquisition was 18.9 years.

The Company recorded amortization expense of $5.4 million, $3.7 million and $3.2 million related to intangible assets with finite lives during fiscal 2009, 2008, and 2007, respectively. Amortization expense is expected to be approximately $6.4 million in both fiscal 2010 and 2011, $5.4 million in fiscal 2012, and $4.6 million in both fiscal 2013 and 2014. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships. Included in these amounts are the impact of incremental amortization expense for the December 31, 2008 acquisition of substantially all the assets and the assumption of certain liabilities of LC&D and the April 20, 2009 acquisition of Sensor Switch.

The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2008	$342,306
Acquisitions	169,662
Currency translation adjustments	(1,405)

Balance as of August 31, 2009	$510,563

The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the measured fair value, an impairment loss would be recorded in the amount of the excess. In accordance with U.S. GAAP, significant assumptions were used in the determination of estimated fair value for both goodwill and indefinite lived intangible assets. Neither of the analyses resulted in an impairment charge during fiscal 2009, 2008, or 2007.

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2009	2008
Long-term investments(1)	$3,134	$5,078
Assets held for sale	3,989	3,989
Investments in nonconsolidating affiliates(2)	8,911	—
Miscellaneous	7,825	7,042

	$23,859	$16,109

(1)

Long-term investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2008 was due primarily to payments made to certain participants in these deferred compensation arrangements and a decrease in the market value of the assets.

(2)

Investments in nonconsolidating affiliates — The Company possesses an equity investment in an unconsolidated affiliate. This strategic investment represents less than a 20% ownership interest in the privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method. Hence, the historical cost of the acquired shares represents the carrying value of the investment, and, due to several factors, it is impracticable to precisely determine the fair value of the investment, although the Company estimates that the fair value approximates the carrying value at August 31, 2009.

As of August 31, 2009, the Company reported assets held for sale of $9.6 million, which were comprised of $5.6 million in short-term assets and $4.0 million in long-term assets. The assets represent three properties that the Company intends to sell to third parties within one year, or, in certain circumstances, beyond one year as allowed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the facilities have been deemed unnecessary to current operations.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2009	2008
Deferred compensation and postretirement benefits other than pensions(1)	$33,680	$36,209
Postemployment benefit obligation(2)	387	387
FIN 48 Liability, including interest(3)	7,095	7,696
Deferred rent	2,820	3,324
Miscellaneous	3,466	2,812

	$47,448	$50,428

(1)

Deferred compensation and long-term postretirement benefits other than pensions — The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations.

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

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $86.8 million, $84.6 million, and $83.3 million in fiscal 2009, 2008, and 2007, respectively.

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

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $13.0 million, $12.0 million, and $11.1 million of share-based expense in continuing operations for the years ending August 31, 2009, 2008, and 2007, respectively. Amounts recorded for share-based expense in discontinued operations were $2.2 million for the fiscal year ended August 31, 2007. The total income tax benefit recognized in continuing operations for share-based compensation arrangements was $4.3 million, $4.7 million, and $3.9 million for the years ended August 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized for share-based compensation arrangements in discontinued operations was less than $1 million in fiscal 2007. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense in Selling, Distribution, and Administrative Expenses. The Company accounts for any awards with graded vesting on a straight-line basis.

Excess tax benefits of $0.4 million, $5.0 million, and $15.4 million related to share-based compensation were included in financing activities in the Company’s Statements of Cash Flows for the years ended August 31, 2009, 2008, and 2007, respectively.

See Note 7 — Share-Based Payments of Notes to Consolidated Financial Statements for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 5 to 15 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter. Depreciation expense amounted to $29.6 million, $29.7 million, and $28.1 million during the fiscal 2009, 2008, and 2007, respectively.

Research and Development

Research and development (“R&D”) costs, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, are expensed as incurred. Research and development expenses amounted to $20.8 million, $30.3 million, and $31.3 million during the fiscal 2009, 2008, and 2007, respectively. The decrease in the fiscal 2009 expense was due primarily to lower incentive compensation associated with R&D associates.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These costs totaled $8.7 million during fiscal 2009 and $7.6 million during fiscal 2008 and 2007, respectively.

Service Arrangements with Customers

The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $4.8 million, $5.1 million, and $5.4 million in fiscal 2009, 2008, and 2007, respectively. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Income in accordance with EITF Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net in the Consolidated Statements of Income and consisted of expense of $2.1 million, income of $2.3 million, and expense of $0.2 million in fiscal 2009, 2008, and 2007, respectively.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, short-term borrowings, and loans collateralized by assets related to the Acuity Brands company-owned life insurance program, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2009	2008	2007
Interest expense	$29,556	$34,749	$34,303
Interest income	(1,014)	(6,334)	(4,452)

Interest expense, net	$28,542	$28,415	$29,851

Interest expense, net related to discontinued operations was zero for fiscal 2009 and $0.3 million for both fiscal 2008 and 2007, respectively.

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items.

Accounting Standards Yet to Be Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal 2010. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date, and therefore, the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of a residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

In June 2008, FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. FSP EITF 03-6-1 provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is therefore effective for the Company beginning the first quarter of fiscal 2010. The implementation of this guidance will impact the Company’s EPS calculation. For example, the Company’s diluted EPS for the years ended August 31, 2009, 2008, and 2007, under this guidance would be $2.00, $3.51, and $2.89, respectively, as compared to $2.04, $3.57, and $2.93 reported for these periods.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards Codification TM (“Codification”) is the single official source of authoritative, nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the

Codification is considered nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is therefore effective for the Company at the conclusion of the first quarter of 2010. While the Codification is not intended to change U.S. GAAP and, thus, not expected to have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, the Company is reviewing disclosures due to changes in references to U.S. GAAP literature.

Accounting Standards Adopted in Fiscal 2009

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes: the period after the balance sheet date during which an entity should evaluate events or transactions for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize such events or transactions in its financial statements; and disclosures regarding such events or transactions and the date through which an entity has evaluated subsequent events.

The provisions of SFAS No. 165 were effective for financial statements issued for interim and annual periods ending after June 15, 2009 and were adopted by the Company on August 31, 2009. The Company determined, however, that SFAS No. 165 did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption, as its guidance is substantially consistent with that previously applied by the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”), which requires that the fair value of financial instruments be disclosed in an entity’s interim financial statements, as well as in annual financial statements. The provisions of FSP FAS No. 107-1 and APB 28-1 also require that fair value information be presented with the related carrying value and that the method and significant assumptions used to estimate fair value, as well as changes in method and significant assumptions, be disclosed.

The provisions of FSP FAS No. 107-1 and APB 28-1 were effective for interim periods ending after June 15, 2009 and were adopted by the Company on August 31, 2009. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and was therefore effective for the Company beginning in fiscal 2009. The Company adopted SFAS No. 159 on September 1, 2008 and elected not to apply the fair value option, and therefore, the adoption did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and was therefore effective for the Company in fiscal 2009. The change in measurement date to August 31 resulted in a reduction to retained earnings of approximately $0.5 million, net of tax.

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

Effective for fiscal 2009, the Company adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). Prior to 2009, the Company measured the funded status of its plans as of May 31 of each year. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal 2009. The change in measurement date to August 31 resulted in a reduction to retained earnings of approximately $0.5 million, net of tax.

The following tables reflect the status of Acuity Brands’ domestic (U.S. based) and international pension plans at August 31, 2009 and 2008. Activity related to the three-month gap period created by the change in valuation date from May 31 to August 31 is separately identified. The values of the below listed amounts were measured as of August 31, 2009 and August 31, 2008, respectively:

	Domestic Plans August 31,		International Plans August 31,
	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$110,501	$110,788	$35,867	$37,551
Adjustments due to adoption of FAS 158 measurement date provisions:
Service cost during gap period	620	N/A	13	N/A
Interest cost during gap period	1,662	N/A	459	N/A
Benefits paid during gap period	(1,768)	N/A	(121)	N/A
Service cost	2,480	2,812	52	70
Interest cost	6,649	6,451	1,850	1,980
Actuarial loss (gain)	3,062	(2,977)	(1,093)	663
Curtailment	—	—	(11)	—
Plan Settlements	—	—	(141)	—
Benefits paid	(6,859)	(6,573)	(819)	(656)
Plan Amendments	409	—	—	—
Other	—	—	(3,850)	(3,741)

Benefit obligation at end of year	$116,756	$110,501	$32,206	$35,867

Change in Plan Assets:
Fair value of plan assets at beginning of year	$92,875	$96,190	$26,017	$29,734
Adjustments due to adoption of FAS 158 measurement date provisions:
Employer contributions during gap period	607	N/A	268	N/A
Benefits paid during gap period	(1,768)	N/A	(121)	N/A
Actual return on plan assets	(11,576)	237	(2.369)	(1,618)
Employer contributions	2,008	3,021	1,197	1,370
Plan Settlements	—	—	(141)	—
Benefits paid	(6,859)	(6,573)	(819)	(656)
Other	—	—	(2,719)	(2,813)

Fair value of plan assets at end of year	$75,287	$92,875	$21,313	$26,017

Funded status at end of year:
Funded Status	$(41,469)	$(17,625)	$(10,893)	$(10,110)
Employer contributions from measurement date to fiscal year end	N/A	607	N/A	268

Net amount recognized in Consolidated Balance Sheets	$(41,469)	$(17,018)	$(10,893)	$(9,842)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$—	$1,078	$—	$—
Current liabilities	(1,199)	(1,176)	(37)	(76)
Non-current liabilities	(40,270)	(16,920)	(10,856)	(9,766)

Net amount recognized in Consolidated Balance Sheets	$(41,469)	$(17,018)	$(10,893)	$(9,842)

Accumulated Benefit Obligation	$115,582	$108,541	$29,794	$32,857

Amounts in accumulated other comprehensive income:
Prior service cost	$(785)	$(412)	$—	$—
Net actuarial loss	(50,525)	(28,039)	(13,771)	(12,340)

Amounts in Accumulated other comprehensive income	$(51,310)	$(28,451)	$(13,771)	$(12,340)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$92	$29	$—	$—
Net actuarial loss	2,725	1,154	1,010	609

The fair value of plan assets associated with certain of the Company’s domestic defined benefit plans did not exceed those plans’ projected and accumulated benefit obligations in fiscal 2009 and 2008. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were, as of August 31, 2009, $116.8 million, $115.6 million, and $75.3 million, respectively. As of August 31, 2008, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for domestic defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $90.1 million, $88.2 million, and $71.4 million, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for international defined benefit pension plans with both projected and accumulated benefit obligations in excess of plan assets were $32.2 million, $29.8 million, and $21.3 million, respectively, as of August 31, 2009, and $35.9 million, $32.9 million, and $26.0 million, respectively, as of August 31, 2008.

Components of net periodic pension cost for the fiscal years ended August 31, 2009, 2008, and 2007 included the following:

	Domestic Plans			International Plans
	2009	2008	2007	2009	2008	2007
Service cost	$2,480	$2,812	$2,420	$52	$70	$71
Interest cost	6,649	6,451	6,275	1,850	1,980	1,804
Expected return on plan assets	(7,432)	(8,058)	(7,099)	(1,772)	(2,292)	(1,777)
Amortization of prior service cost	29	24	26	—	—	—
Amortization of transitional asset	—	—	—	—	—	—
Recognized actuarial loss	1,154	884	1,051	552	373	599

Net periodic pension cost	$2,880	$2,113	$2,673	$682	$131	$697

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2009	2008	2009	2008
Discount rate	6.0%	6.3%	5.6%	5.7%
Rate of compensation increase	5.5%	5.5%	4.5%	4.7%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.3%	6.0%	6.3%	5.7%	5.4%	5.0%
Expected return on plan assets	8.3%	8.5%	8.5%	7.4%	7.4%	7.3%
Rate of compensation increase	5.5%	5.5%	5.5%	4.7%	4.1%	3.8%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.8 million for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans increased by 25 basis points in 2009, which contributed to the change in net periodic pension cost associated with those plans. The decrease in service costs associated with the higher discount rate was more than offset by a decrease in expected return on assets due primarily to lower asset balances. The discount rate used in computing the net periodic pension cost for the Company’s international plans increased 30 basis points in 2009 over the prior year, resulting in lower service and interest costs. This decrease was more than offset by a lower expected return on plan assets due primarily to lower asset balances, resulting in higher overall periodic benefit costs. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 million and $0.2 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the Plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2009, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the Plans’ liabilities. During 2009, the international asset target allocation was 86% equity securities, 12% fixed income securities, and 2% real estate securities.

Acuity Brands’ pension plan asset allocation at August 31, 2009 and 2008 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2009	2008	2009	2008
Equity securities	52.8%	53.6%	85.8%	84.0%
Fixed income securities	43.0%	40.6%	12.6%	14.1%
Real estate	4.2%	5.8%	1.6%	1.9%

Total	100.0%	100.0%	100.0%	100.0%

The Company expects to contribute approximately $3.1 million and $1.1 million to its domestic and international defined benefit plans, respectively, during 2010. These amounts are based on the total contributions required during 2010 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.

Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic	International
2010	$6,279	$501
2011	6,398	458
2012	6,548	524
2013	6,737	633
2014	6,985	744
2015-2019	40,073	4,821

Acuity Brands also has defined contribution plans to which both employees and the Company make contributions. The cost to Acuity Brands for these plans was $4.3 million in 2009, $5.5 million in 2008, and $5.5 million in 2007. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2009, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $5.1 million, which represented approximately 2.8% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

Note 5: Debt and Lines of Credit

Debt

The Company’s debt at August 31, 2009 and 2008 consisted of the following:

	August 31,
	2009	2008
6% public notes due February 2009 with an effective interest rate of 6.04%, net of unamortized discount of $17 in 2008	$—	$159,983
6% unsecured promissory note with quarterly principal payments; matures April 2012	27,605	—
8.375% public notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of $23 in 2009 and $47 in 2008	199,977	199,953
Industrial revenue bond due 2021	4,000	4,000

	231,582	363,936
Less — Amounts payable within one year included in current liabilities	209,535	159,983

	$22,047	$203,953

Future annual principal payments of long-term debt are as follows for fiscal years ending August 31:

Amount
2010	$209,535
2011	10,144
2012	7,903
2013	—
2014	—
2015	—
Thereafter	4,000

$231,582

Acuity Brands and its principal operating subsidiary, Acuity Brands Lighting, Inc. (“ABL”) are the obligors of the $200 million public notes. Because the public notes trade infrequently, it is difficult to obtain an accurate fair market value of the notes. The fair value of the $200 million public notes is estimated to approximate $207.8 million at August 31, 2009, based on the discounted future cash flows using rates currently available for debt of similar terms and maturity. As of August 31, 2009, the public notes were guaranteed by the subsidiary, Acuity Brands Lighting, Inc. The guarantee of the subsidiary was full and unconditional and joint and several. Acuity Brands has no independent assets or operations (as defined by Regulation S-X 3-10(h)(5)), and each subsidiary of Acuity Brands, other than Acuity Brands Lighting, Inc., is “minor” (as defined by Regulation S-X 3-10(h)(6)). Furthermore, there are no significant restrictions on the ability of Acuity Brands or any guarantor to obtain funds from its subsidiaries by dividend or loan.

On April 20, 2009, ABL issued a three-year $30 million 6% unsecured promissory note to the sole shareholder of Sensor Switch, who continued as an employee of the Company upon completion of the acquisition, as partial consideration for the acquisition of Sensor Switch. Scheduled quarterly payments on the note began on July 1, 2009 with the last payment due April 1, 2012. The lender has certain rights to accelerate the promissory note should the Company refinance the $200 million public notes. The fair value of the $27.6 million outstanding balance, which represents the carrying value of the promissory note, is estimated to approximate $28.0 million at August 31, 2009, and is based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.

The $4.0 million industrial revenue bond matures in 2021. The industrial revenue bond is a tax-exempt variable-rate instrument that resets on a weekly basis, and, therefore, the face amount of the bond approximates the fair value amount. The interest rates on the $4.0 million bond were approximately 0.5% and 1.9% at August 31, 2009 and 2008, respectively.

Lines of Credit

On October 19, 2007, the Company executed a $250 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants and had no outstanding borrowings at August 31, 2009 under the Revolving Credit Facility. At August 31, 2009, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 million discussed below.

The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorganChase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margin was 0.41% as of both August 31, 2009 and 2008. During both fiscal 2009 and 2008, commitment fees were computed at a rate of approximately 0.1%, and commitment fees paid during each of those years were approximately $0.2 million.

At August 31, 2009, the Company had outstanding letters of credit totaling $11.5 million, primarily for the purpose of securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At August 31, 2009, a total of $7.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

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

Common Stock

Changes in common stock for the years ended August 31, 2009, 2008, and 2007 were as follows:

	Common Stock
	Shares	Amount
	(in thousands)
Balance, August 31, 2006	48,063	$481
Issuance of restricted stock grants, net of forfeitures	(3)	(1)
Stock options exercised	1,263	13

Balance, August 31, 2007	49,323	$493
Issuance of restricted stock grants, net of forfeitures	154	2
Stock options exercised	212	2

Balance, August 31, 2008	49,689	$497
Issuance of restricted stock grants, net of forfeitures	28	1
Stock options exercised	134	1

Balance, August 31, 2009	49,851	$499

Since October 2005, the Company’s Board of Directors has authorized the repurchase of ten million shares of the Company’s outstanding common stock. At August 31, 2009, the Company had repurchased 9.5 million shares at a cost of $395.5 million. During fiscal 2009, the Company re-issued 2.1 million shares as partial consideration for the acquisitions of Sensor Switch, Inc. and Lighting Controls & Design. The re-issued shares were removed from treasury stock using the FIFO cost method. At fiscal year-end, the remaining 7.4 million repurchased shares were recorded as treasury stock at original repurchase cost of $322.3 million.

Preferred Stock

The Company has 50 million shares of preferred stock authorized, 5 million of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2009 and 2008.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this Statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options and restricted stock awards of 333,852 and 509,531, respectively, were excluded from the diluted earnings per share calculation for the year ended August 31, 2009, as the effect of inclusion would have been antidilutive.

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2009, 2008, and 2007:

	Years Ended August 31,
	2009	2008	2007
Basic earnings per share from continuing operations:
Income from continuing operations	$85,197	$148,632	$128,687
Basic weighted average shares outstanding	40,781	40,655	42,585

Basic earnings per share from continuing operations	$2.09	$3.66	$3.02

Diluted earnings per share from continuing operations:
Income from continuing operations	$85,197	$148,632	$128,687
Basic weighted average shares outstanding	40,781	40,655	42,585
Common stock equivalents (stock options and restricted stock)	776	954	1,312

Diluted weighted average shares outstanding	41,557	41,609	43,897

Diluted earnings per share from continuing operations	$2.05	$3.57	$2.93

Basic earnings (loss) per share from discontinued operations:
(Loss) Income from discontinued operations	$(288)	$(377)	$19,367
Basic weighted average shares outstanding	40,781	40,655	42,585

Basic (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$0.45

Diluted earnings (loss) per share from discontinued operations:
(Loss) Income from discontinued operations	$(288)	$(377)	$19,367
Basic weighted average shares outstanding	40,781	40,655	42,585
Common stock equivalents (stock options and restricted stock)	776	954	1,312

Diluted weighted average shares outstanding	41,557	41,609	43,897

Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.01)	$0.44

Note 7: Share-Based Payments

Long-term Incentive and Directors’ Equity Plans

Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel. An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards. The Amended Plan was further amended in October 2007, including the release of the remaining 2.0 million shares and an increase of an additional 500,000 shares. In January 2008, the shareholders approved the Amended Plan. In addition to the Amended Plan, in November 2001, the Company adopted the Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors.

Restricted Stock Awards

As of August 31, 2009, the Company had approximately 683,000 shares outstanding of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized in continuing operations related to the awards under the Amended Plan was $9.0 million, $8.2 million, and $7.0 million in fiscal 2009, 2008, and 2007, respectively. The Company incurred expenses related to the restricted stock held by current and former employees of the Company and Zep at the time of the Spin-off. Compensation expense related to these awards was recognized in discontinued operations and amounted to $1.8 million in fiscal 2007.

Additionally, the Company awarded restricted stock to certain employees on an individual basis based on a number of factors, including individual achievements, additional job responsibilities, relocation, and employee recruitment and retention, in fiscal 2009 and prior years. As of August 31, 2009, approximately 231,000 shares related to these awards were outstanding. Compensation expense recognized in continuing operations related to these awards was $1.6 million, $1.4 million, and $1.1 million in fiscal 2009, 2008, and 2007, respectively. Compensation expense recognized in discontinued operations related to these awards was $0.4 million in fiscal 2007.

Activity related to restricted stock awards during the fiscal year ended August 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at August 31, 2008	747	$41.88
Granted	573	$29.92
Vested	(257)	$38.55
Forfeited	(149)	$40.19

Outstanding at August 31, 2009	914	$35.65

As of August 31, 2009, there was $29.0 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended August 31, 2009 and 2008, was approximately $9.3 million and $17.8 million, respectively.

Stock Options

Options issued under the Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2009, approximately 120,000 shares had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 3.2 million at August 31, 2009. Shares available for grant under all plans were approximately 3.8 million and 1.7 million at August 31, 2008 and 2007. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Director Stock Option Plan was frozen with respect to future awards effective January 1, 2007.

The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of the Company’s stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2009	2008	2007
Dividend yield	1.2 - 1.4%	1.1%	1.6%
Expected volatility	40.1 - 40.3%	36.4%	35.0%
Risk-free interest rate	1.9 - 2.6%	4.0%	4.6%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options granted	$7.53 - $11.13	$13.90	$15.01

In addition to the options granted as a part of the annual incentive award, the Board of Directors approved a supplemental option grant related to the assumption of additional duties by certain executives and key employees which was granted in April 2009. As a result, the assumptions used in 2009 are reflected as a range of values.

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2009, 2008, and 2007 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(share data in thousands)		(share data in thousands)
Outstanding at August 31, 2006	2,656	$22.78	2,028	$21.31
Granted	155	$45.62
Exercised	(1,298)	$21.50
Cancelled	(15)	$31.30

Outstanding at August 31, 2007	1,498	$26.18	1,196	$23.08
Spin Conversion	194	$21.69
Granted	166	$40.29
Exercised	(211)	$19.67
Cancelled	(49)	$25.42

Outstanding at August 31, 2008	1,598	$23.78	1,283	$20.26
Granted	278	$29.21
Exercised	(134)	$20.34
Cancelled	(44)	$33.59

Outstanding at August 31, 2009	1,698	$24.69	1,289	$22.09

Range of option exercise prices:
$10.00 – $15.00 (average life – 1.9 years)	364	$12.14	364	$12.14
$15.01 – $20.00 (average life – 3.5 years)	172	$19.44	172	$19.44
$20.01 – $25.00 (average life – 5.7 years)	382	$22.23	298	$22.05
$25.01 – $30.00 (average life – 4.9 years)	257	$26.05	257	$26.05
$30.01 – $40.00 (average life – 7.9 years)	523	$36.29	198	$37.62

The total intrinsic value of options exercised during the years ended August 31, 2009 and 2008 was $5.6 million and $9.7 million, respectively. As of August 31, 2009, the total intrinsic value of options outstanding and expected to vest were each $14.8 million, and the total intrinsic value of options exercisable was $14.0 million. As of August 31, 2009, there was $2.9 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.1 million shares remain available as of August 31, 2009. Employees may participate at their discretion.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals were valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2009, approximately 175,000 share units were accounted for in this plan.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares were valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2009 approximately 60,000 fully vested share units were accounted for in this plan.

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

Each of the current and former employees of Acuity Brands and Zep holding unvested shares of restricted stock of Acuity Brands received a dividend of one share of Zep restricted stock for each two shares of Acuity Brands unvested restricted stock held. The shares of Zep stock received as a dividend are subject to the same restrictions and terms as the Acuity Brands restricted stock. The shares of Zep common stock were fully paid and non-assessable and the holders thereof are not entitled to preemptive rights.

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

Leases

Acuity Brands leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2009, are $14.4 million, $12.7 million, $9.3 million, $6.0 million, $3.0 million, and $3.1 million for fiscal 2010, 2011, 2012, 2013, 2014, and after 2015, respectively.

Total rent expense was $18.2 million, $18.8 million, and $18.7 million in fiscal 2009, 2008, and 2007, respectively.

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2009 include $81.7 million and $0.6 million in fiscal 2010 and 2011, respectively. As of August 31, 2009, the Company had no purchase obligations extending beyond August 31, 2011.

Collective Bargaining Agreements

Approximately 57% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 34% of the Company’s work force will expire within one year.

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

The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2009 and 2008 are summarized as follows:

	2009	2008
Balance, beginning of year	$4,888	$4,393
Adjustments to warranty and recall reserve	2,736	6,190
Payments made during the year	(4,229)	(5,695)

Balance, end of year	$3,395	$4,888

The decrease in the product warranty and recall reserve in fiscal 2009 was due primarily to reserves for certain specifically identified issues and warranty costs related to faulty components provided by third parties during fiscal 2008 which was not repeated in fiscal 2009.

Note 9: Special Charge

Fiscal 2009 Special Charge

On October 6, 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During fiscal 2009, the Company recorded a pre-tax charge of $26.7 million, or $0.41 per diluted share. The $26.7 million pre-tax charge consists of $25.6 million for estimated severances and employee benefits as well as estimated retention payments related to the previously announced consolidation of certain manufacturing operations and reductions in workforce and a $1.6 million impairment of assets related to the closing of a manufacturing facility, partially offset by a $0.5 million adjustment to the fiscal 2008 special charge.

The changes in the reserves related to the 2009 program during the twelve months ended August 31, 2009 are summarized as follows:

Severance
Balance as of August 31, 2008	$—
Special charge	25,221
Payments made during the period	(14,253)

Balance as of August 31, 2009	$10,968

Fiscal 2008 Special Charge

During fiscal 2008, the Company recorded a pre-tax charge of $14.6 million, or $0.21 per diluted share, for actions to streamline and simplify the Company’s organizational structure and operations as a result of the Spin-off of Zep Inc. The charge consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, the estimated costs associated with the early termination of certain leases, and $0.8 million of share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees.

The changes in the reserves related to these programs during the twelve months ended August 31, 2009 are summarized as follows:

	Severance	Exit Costs
Balance as of August 31, 2008	$3,409	$1,848
Special charge adjustment	(120)	(380)
Payments made during the period	(3,289)	(600)

Balance as of August 31, 2009	$—	$868

Note 10: Acquisitions

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Total consideration for the purchase was approximately $205 million consisting of 2 million shares of Acuity Brands’ common stock, a $30 million unsecured promissory note payable over three years, and approximately $130 million of cash. The cash payment was funded from available cash on hand and from borrowings under the Company’s existing Revolving Credit Facility. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal 2009 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2009. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations (“SFAS No. 141”), have not been presented as the purchase of Sensor Switch does not represent a material acquisition.

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of LC&D. Located in Glendale, California, LC&D is a manufacturer of comprehensive digital lighting controls and software that offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal 2009 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2009. Pro forma results and other expanded disclosures required by SFAS No. 141 have not been presented as the purchase of LC&D does not represent a material acquisition.

On May 7, 2008, Acuity Brands acquired substantially all the assets of Guardian Networks LLC (“Guardian”). Located in Kennesaw, Georgia, Guardian is a leading provider of remote asset management software and service that enable utility, municipal, and other customers to efficiently monitor and manage facility and infrastructure assets such as lighting systems. The operating results of Guardian have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during the fiscal 2008 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2008. Pro forma results and other expanded disclosures required by SFAS No. 141 have not been presented as the purchase of Guardian does not represent a material acquisition.

On July 17, 2007, Acuity Brands acquired substantially all the assets and assumed certain liabilities of Mark Architectural Lighting. Located in Edison, New Jersey, Mark Architectural Lighting is a specification-oriented manufacturer of high-quality lighting products which generated fiscal 2006 sales of over $22 million. The operating results of Mark Architectural Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal 2008 and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2008. Pro forma results and other expanded disclosures required by SFAS No. 141, Business Combinations, have not been presented as the purchase of Mark Architectural Lighting does not represent a material acquisition.

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2009	2008	2007
Provision for current federal taxes	$35,140	$62,045	$56,405
Provision for current state taxes	4,231	7,255	5,229
Provision for current foreign taxes	3,580	5,290	5,620
(Benefit)/Provision for deferred taxes	(825)	7,328	(1,755)

Total provision for income taxes	$42,126	$81,918	$65,499

A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2009	2008	2007
Federal income tax computed at statutory rate	$44,562	$80,694	$67,965
State income tax, net of federal income tax benefit	2,448	4,704	3,347
Foreign permanent differences and rate differential	(804)	(1,466)	(1,382)
Tax (benefit) on repatriation of foreign earnings	(381)	1,018	(1,488)
Other, net	(3,699)	(3,032)	(2,943)

Total provision for income taxes	$42,126	$81,918	$65,499

Components of the net deferred income tax asset at August 31, 2009 and net deferred tax liability at August 31, 2008 include:

	August 31,
	2009	2008
Deferred Income Tax Liabilities:
Depreciation	$(3,595)	$(5,267)
Goodwill and intangibles	(54,612)	(52,663)
Other liabilities	(1,217)	(1,707)

Total deferred income tax liabilities	(59,424)	(59,637)

Deferred Income Tax Assets:
Self-insurance	4,713	5,295
Pension	18,788	7,560
Deferred compensation	26,523	27,705
Bonuses	58	1,295
Other accruals not yet deductible	14,683	12,635
Other assets	1,032	1,641

Total deferred income tax assets	65,797	56,131

Net deferred income tax asset (liability)	$6,373	$(3,506)

Acuity Brands currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $30.2 million at August 31, 2009; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

At August 31, 2009 and August 31, 2008, no valuation allowances on deferred tax assets were deemed necessary. Typically, these allowances are required to reflect the net realizable value of state tax credit carryforwards.

At August 31, 2009 the Company has state tax credit carryforwards of approximately $0.5 million, which will expire between 2013 and 2018.

As described in Note 3 — Summary of Significant Accounting Policies, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on September 1, 2007. The cumulative effect of adopting FIN 48 was not material. The amount of gross unrecognized tax benefits as of the date of the adoption was approximately $6.9 million of which approximately $5.7 million, if recognized, would affect the effective tax rate. The gross amount of unrecognized tax benefits as of August 31, 2009 totaled $7.2 million, which includes $5.9 million of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations for years ended before 2006 or for foreign income tax examinations before 2004. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the change in the unrecognized income tax benefit reported in Other long-term liabilities for the year ended August 31, 2009 is as follows:

August 31, 2009
Unrecognized tax benefits balance at September 1, 2008	$6,872
Additions based on tax positions related to the current year	410
Additions for tax positions of prior years	545
Reductions for tax positions of prior years	(21)
Reductions due to settlements	(339)
Reductions due to lapse of statute of limitations	(236)

Unrecognized tax benefits balance at August 31, 2009	$7,231

During fiscal 2009, the Company decreased its interest accrual associated with uncertain tax positions by approximately $0.1 million. Total accrued interest as of August 31, 2009 was $0.9 million. There were no penalty accruals during fiscal 2009. Interest, net of tax benefit, and penalties are included in tax expense. The classification of interest and penalties did not change as a result of our adoption of FIN 48.

Note 12: Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through October 29, 2009, which is the date the financial statements as of August 31, 2009 and for the twelve months ended August 31, 2009 were issued.

Note 13: Fair Value Measurements

In accordance with SFAS No. 157, Acuity Brands determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. SFAS No. 157 established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of August 31, 2009:

	Fair Value Measurements as of August 31, 2009 using:
	Fair Value as of August 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,683	$18,683	$—	$—
Long-term investments(1)	4,734	4,734	—	—

Liabilities:
Deferred compensation plan(2)	$4,734	$4,734	$—	$—

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.

Note: Fair value information on assets and liabilities not carried at fair value are included in Note 2 for Investments in nonconsolidating affiliates and Note 5 for Debt.

The Company utilizes valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in SFAS No. 157. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the current period.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following assets and liabilities:

Cash and cash equivalents are classified as Level 1 assets. The carrying amounts for cash reflect the assets’ fair values, and the fair values for cash equivalents are determined based on quoted market prices.

Long-term investments are classified as Level 1 assets. These investments consist primarily of publicly traded marketable equity securities and fixed income securities, and the fair values are obtained through market observable pricing.

Deferred compensation plan liabilities are classified as Level 1 within the hierarchy. The fair values of the liabilities are directly related to the valuation of the long-term investments held in trust for the plan. Hence, the carrying value of the deferred compensation liability represents the fair value of the investment assets.

The Company does not possess any assets or liabilities that are carried at fair value on a recurring basis classified as Level 3 assets or liabilities.

Note 14: Geographic Information

The Company has one operating segment. The geographic distribution of the Company’s net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2009	2008	2007
Net sales(1)
Domestic(2)	$1,479,747	$1,804,628	$1,758,383
International	177,657	222,016	206,398

	$1,657,404	$2,026,644	$1,964,781

Operating profit
Domestic(2)	$139,013	$242,502	201,485
International	14,740	18,558	20,938

	$153,753	$261,060	$222,423

Income from Continuing Operations before Provision for Income Taxes
Domestic(2)	$111,354	$212,975	$173,219
International	15,969	17,575	20,967

	$127,323	$230,550	$194,186

Long-lived assets(3)
Domestic(2)	$140,107	$138,979	$145,333
International	32,207	41,940	43,270

	$172,314	$180,919	$188,603

(1)	Net sales are attributed to each country based on the selling location.
(2)	Domestic amounts include net sales (including export sales), operating profit, income from continuing operations before provision for income taxes, and long-lived assets for U.S. based operations.
(3)	Long-lived assets include net property, plant, and equipment, defined benefit plan intangible assets, long-term deferred income tax assets, and other long-term assets for continuing operations.

Note 15: Quarterly Financial Data (Unaudited)

	Fiscal Year 2009				Fiscal Year 2008
	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter(2)	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$452,025	$386,139	$396,628	$422,611	$508,865	$482,584	$512,438	$522,757
Gross Profit	174,723	141,398	153,605	165,370	203,189	192,036	208,192	212,378
Income from Continuing Operations	19,415	14,368	22,326	29,086	30,925	34,144	41,658	41,906
Income (Loss) from Discontinued Operations	—	—	(299)	10	147	—	(525)	—

Net Income	$19,415	$14,368	$22,027	$29,096	$31,072	$34,144	$41,133	$41,906

Basic Earnings per Share from Continuing Operations	$0.49	$0.36	$0.55	$0.69	$0.74	$0.84	$1.04	$1.05
Basic Earnings per Share from Discontinued Operations	—	—	(0.01)	0.00	0.00	—	(0.01)	—

Basic Earnings per Share	$0.49	$0.36	$0.54	$0.69	$0.74	$0.84	$1.03	$1.05

Diluted Earnings per Share from Continuing Operations	$0.48	$0.35	$0.54	$0.68	$0.72	$0.82	$1.01	$1.02
Diluted Earnings per Share from Discontinued Operations	—	—	(0.01)	0.00	0.00	—	(0.01)	—

Diluted Earnings per Share	$0.48	$0.35	$0.53	$0.68	$0.72	$0.82	$1.00	$1.02

(1)

Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2009 include a pre-tax special charge of $26.7 million ($16.8 million after-tax), or $0.41 per share for estimated costs the company incurred to simplify and streamline its operations.

(2)

Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for the first quarter of fiscal 2008 include a pre-tax special charge of $14.6 million ($9.1 million after-tax), or $0.21 per share for estimated costs the company incurred to simplify and streamline its operations as a result of the Spin-off.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2009 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. In addition, on February 9, 2009, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 9b. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 26, 2009, the Compensation Committee of the Board of Directors of the Corporation approved certain amendments to compensatory arrangements with certain executive officers of the Corporation.

Fiscal 2010 Long-Term Incentive Plan

The Compensation Committee adopted plan rules for potential equity awards to be earned by executive officers for performance during fiscal year 2010 under the Corporation’s Long-Term Incentive Plan. The plan rules for each executive officer consist of an individual target percentage, stated as a percentage of gross salary, multiplied by a financial performance payout percentage. The financial performance payout percentage for Messrs. Nagel, Reece, and Black is subject to the application of negative discretion by the Committee.

The target award is based on the achievement of a specified target for Adjusted Diluted Earnings per Share, which excludes the impact of: (a) special charges associated with streamlining efforts and asset impairments; (b) capital market pre-financing and/or early pay-off of the $200 million public notes due in 2010; (c) the adoption of the Financial Accounting Standards Board Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities; and (d) the distortive effect of acquisitions. The actual award earned increases above target or decreases below target based on the level of achievement of the specified target for Adjusted Diluted Earnings per Share, with no award earned if financial performance is below a specified threshold level. Achievement of the performance level is determined by the Compensation Committee following the completion of the fiscal year, subject to the application of negative discretion by the Committee for the executives noted above. Awards are granted following completion of the fiscal year.

The individual target percentage and the financial performance payout target percentage for the named executive officers in the proxy statement for the annual meeting to be held on January 8, 2010 are as follows:

	Individual Target %	Financial Performance Payout Target %
Vernon J. Nagel	300%	200%
Richard K. Reece	150%	200%
Mark A. Black	135%	200%
Jeremy M. Quick	90%	100%
C. Dan Smith	60%	100%

Fiscal 2010 Annual Incentive Plan

The Compensation Committee adopted plan rules for potential cash bonuses to be earned by executive officers for fiscal year 2010 under the Corporation’s Management Compensation and Incentive Plan. The plan rules for each executive officer consists of an individual target percentage, stated as a percentage of gross salary, multiplied by a financial performance payout percentage. The target bonus is based on achievement of specified financial performance measures and the actual bonus earned increases above target or decreases below target based on the level of achievement of the financial performance measures, with no bonus payable if financial performance is below a specified threshold level. Achievement of performance levels is determined by the Compensation Committee following the completion of the fiscal year.

The performance measures consist of specified targets for:

Executive Officers of Acuity Brands, Inc.

•

Adjusted Diluted Earnings per Share, computed by dividing net income by diluted weighted average number of shares and adjusted to exclude the impact of: (a) special charges associated with streamlining efforts and asset impairments, if any; (b) capital market pre-financing and/or early pay-off of the $200 million public notes due in 2010; (c) the adoption of the Financial Accounting Standards Board Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities; and (d) the distortive effect of acquisitions;

•

Adjusted Consolidated Operating Profit Margin, calculated as earnings before interest and taxes divided by net sales and adjusted to exclude the impact of special charges associated with streamlining efforts and asset impairments and the distortive effect of acquisitions; and

•

Cash Flow, calculated as cash flow from operations, less capital expenditures, plus cash received on sale of property of business, plus or minus cash flow from foreign currency fluctuations, and excluding cash used for acquisitions.

Executive Officers of Acuity Brands Lighting, Inc.

•	Business Unit Operating Profit, excluding the impact of special charges associated with streamlining efforts and asset impairments and the distortive effect of acquisitions, if any;

•	Business Unit Operating Profit Margin, calculated as operating profit (as defined above) divided by net sales; and

•

Business Unit Cash Flow, calculated as cash flow from operations, less capital expenditures, plus cash received on sale of property of business, plus or minus cash flow from foreign currency fluctuations, and excluding cash used for acquisitions.

The bonus award for Messrs. Nagel, Reece, and Black is subject to the application of negative discretion by the Committee. The individual target percentage and the financial performance payout target percentage for the named executive officers in the proxy statement for the annual meeting to be held on January 8, 2010 are as follows:

	Individual Target %	Financial Performance Payout Target %
Vernon J. Nagel	150%	200%
Richard K. Reece	65%	200%
Mark A. Black	65%	200%
Jeremy M. Quick	55%	100%
C. Dan Smith	40%	100%

Supplemental Executive Retirement Plan

The Compensation Committee approved the eligibility of Mark A. Black, Executive Vice President of Acuity Brands Lighting, Inc., as a participant in the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan (“Plan”) effective October 26, 2009. As a Plan participant, Mr. Black is eligible for a monthly benefit payable for 180 months only, commencing on the his normal retirement date in an amount equal to the product of 1.8% of his average annual compensation, as defined in the Plan, multiplied by his years of credited service up to a maximum of 10 years, divided by 12. The maximum number of years of credited service that Mr. Black can accrue under the Plan is 10 years, provided that compensation earned after he has completed 10 years of credited service shall be counted for purposes of determining his Plan benefit, if counting such compensation would increase his Plan benefit. Mr. Black’s compensation for periods prior to his participation date in the Plan shall count for purposes of calculating his Plan benefit and that his service with the Corporation since September 1, 2006 shall be deemed credited service for purposes of calculating his Plan benefit.

Severance Agreements

The Compensation Committee approved amendments to the Severance Agreements for executive officers of the Corporation. The amendments were made to comply with certain interpretations of Section 162(m) of the Internal Revenue Code and to eliminate the application of negative discretion for

Messrs. Nagel, Reece, and Black. The amendments eliminate the reference to the payment of an annual cash bonus at target and are replaced by the payment of a cash amount equal to the executive’s gross salary multiplied by a specified percentage. In addition, for Messrs. Nagel, Reece, and Black, the amendments reduce the potential payout for the annual incentive bonus by 50% and eliminate the application of negative discretion by the Compensation Committee in determining such amounts. The amendments to the Severance Agreements are attached to this Form 10-K as Exhibits 10(iii)(A)(78) through 10(iii)A(82) and are incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, with respect to directors, is included under the captions Director Nominees for Terms Expiring at the 2012 Annual Meeting and Directors with Terms Expiring at the 2010 or 2011 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2009 Summary Compensation Table, Fiscal 2009 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2009 Year-End, Option Exercises and Stock Vested in Fiscal 2009, Pension Benefits in Fiscal 2009, Fiscal 2009 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2010, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2009 and 2008

Consolidated Statements of Income for the years ended August 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended August 31, 2009, 2008, and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2009, 2008, and 2007

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

INDEX TO EXHIBITS

EXHIBIT 2	(a) Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b) Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.

	(c) Stock Purchase Agreement dated March 18, 2009 by and between Acuity Brands, Inc., Acuity Brands Lighting, Inc., Sensor Switch, Inc., and Brian Platner.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on March 18, 2009, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b) Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c) Amended and Restated Bylaws of Acuity Brands, Inc., (formerly Acuity Brands Holdings, Inc.) dated as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c) Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.

(d)    First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc.*, L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.

Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e) Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(f) Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.

	(g) Second Supplemental Indenture between Acuity Brands, Inc., Old ABI, Inc. and The Bank of New York Trust Company, N.A., dated as of September 26, 2007.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

EXHIBIT 10(i)	(1) Deed to Secure Debt and Security Agreement, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(12) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

	(2) Promissory Note, dated as of October 11, 2002.	Reference is made to Exhibit 10(i)A(13) of the registrant’s Form 10-K as filed with the Commission on November 12, 2002, which is incorporated by reference.

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

(5)    5-Year Revolving Credit Agreement, dated as of April 2, 2004 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank One, NA (Main Office Chicago), Wachovia Bank, N.A. and LaSalle Bank National Association and Key Bank National Association, Banc One Capital Markets, Inc.

Reference is made to Exhibit 10(i)A-1(1) of the registrant’s Form 10-Q as filed with the Commission on April 6, 2004, which is incorporated by reference.

	(6) Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10(i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

	(7) Amendment to Receivables Facility, dated as of September 29, 2005.	Reference is made to Exhibit 10(i)A(18) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

	(8) Amendment No. 4 to Receivables Facility, dated as of September 28, 2006.	Reference is made to Exhibit 10(i)A(19) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(9)    5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Wachovia Bank, National Association; Bank of America, N.A.; Keybank National Association; Wells Fargo Bank, N.A.; and Branch Banking and Trust Company.

Reference is made to Exhibit 10(i)A(17) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(10)  Amended and Restated Credit and Security Agreement dated as of October 19, 2007 among Acuity Unlimited Inc., as Borrower; Acuity Brands Lighting, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.

Reference is made to Exhibit 10(i)A(18) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

	(11) Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(2) Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.

	(3) Form of Indemnification Agreement.	Reference is made to Exhibit 10.7 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* with the Commission on July 3, 2001, which is incorporated herein by reference.

	(4) Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on January 6, 2009, which is incorporated herein by reference.

	(5) Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(6) Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(7) Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(8) Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(9) Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(10) Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(11) Employment Letter between National Service Industries, Inc. and Vernon J. Nagel, dated as of October 30, 2001.	Reference is made to Exhibit 10(iii)A(20) of the Form 10-Q of National Service Industries, Inc. for the quarter ended January 14, 2002, which is incorporated herein by reference.

(12) Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(13) Amended Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 12, 2002, which is incorporated herein by reference.

(14) Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(15) Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(16) Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(17) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(18) Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(19) Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(20) Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(32) of the registrant’s Form 10-K as filed with the Commission on October 31, 2003, which is incorporated by reference.

(21) Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of registrant’s proxy statement for the Annual Meeting of Stockholders as filed with the Commission on November 7, 2003, which is incorporated herein by reference.

(22) Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(23) Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(24) Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(25) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(26) Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.

(27) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(28) Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(29) Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(30) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2005 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(III)A(7) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(31) Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

(32) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(47) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(33) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2006 Plan Rules for Executive Officers.	Reference is made to Exhibit 10(iii)A(48) of registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.

(34) Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.

(35) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(36) Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(37) Form of Severance Agreement.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(38) Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagle.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(39) Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(40) Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(41) Long-Term Incentive Plan Rules for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(42) Management Compensation and Incentive Plan for Executive Officers for Fiscal Year 2007.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on August 29, 2006, which is incorporated herein by reference.

(43) 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(44) Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(45) Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(46) Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(47) Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(48) Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(49) Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(50) Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.

(51) Confidentiality and Restrictive Covenants Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(72) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

(52) Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(53) Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(54) Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(55) Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(56) Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.

(57) Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.

(58) Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(59) Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

(60) Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

(61) Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

(62) Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.

(63) Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.

(64) Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on January 16, 2008, which is incorporated herein by reference.

(65) Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(66) Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(67) Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(68) Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(89) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(69) Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(90) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(70) Amendment No. 1 to Amended and Restated Change in Control Agreement with John T. Hartman.	Reference is made to Exhibit 10(iii)A(91) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(71) Amendment No. 1 to Amended and Restated Change in Control Agreement with Jeremy M. Quick.	Reference is made to Exhibit 10(iii)A(92) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(72) Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(h) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

(73) Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10(i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

(74) Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10(j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

(75) Employment Letter dated April 29, 2004 between Acuity Brands Lighting, Inc. and John T. Hartman.	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

(76) Employment Letter dated October 29, 2004 between Acuity Brands Lighting, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

	(77) Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.

	(78) Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

	(79) Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-K.

	(80) Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick	Filed with the Commission as part of this Form 10-K.

	(81) Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

	(82) Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and C. Dan Smith.	Filed with the Commission as part of this Form 10-K.

	(83) Form of Severance Agreement.	Filed with the Commission as part of this Form 10-K.

	(84) Amended and Restated Change in Control Agreement.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 14	Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.

EXHIBIT 21	List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.

	(b) Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc. operated under the name L&C Spinco, Inc. from July 27, 2001 — November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 29, 2009	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	October 29, 2009

/S/ RICHARD K. REECE Richard K. Reece	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 29, 2009

* Peter C. Browning	Director	October 29, 2009

* John L. Clendenin	Director	October 29, 2009

* George C. (Jack) Guynn	Director	October 29, 2009

* Gordon D. Harnett	Director	October 29, 2009

* Robert F. McCullough	Director	October 29, 2009

* Julia B. North	Director	October 29, 2009

* Ray M. Robinson	Director	October 29, 2009

* Neil Williams	Director	October 29, 2009

*BY:	/S/ RICHARD K. REECE Richard K. Reece	Attorney-in-Fact	October 29, 2009

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts

for the Years Ended August 31, 2009, 2008, and 2007

(In thousands)

Historical amounts in the following table have been restated to exclude amounts related to discontinued operations. For additional information, see Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts(1)
Year Ended August 31, 2009:
Reserve for doubtful accounts	$1,640	503	(98)	157	$1,888

Reserve for estimated warranty and recall costs	$4,888	2,783	(47)	4,229	$3,395

Reserve for estimated returns and allowances	$5,283	45,704	—	46,633	$4,354

Self-insurance reserve(2)	$12,587	5,637	499	7,001	$11,722

Year Ended August 31, 2008:
Reserve for doubtful accounts	$1,361	388	34	143	$1,640

Reserve for estimated warranty and recall costs	$4,393	7,230	(1,040)	5,695	$4,888

Reserve for estimated returns and allowances	$7,533	53,545	—	55,795	$5,283

Self-insurance reserve(2)	$12,628	7,657	—	7,698	$12,587

Year Ended August 31, 2007:
Reserve for doubtful accounts	$2,417	(741)	317	632	$1,361

Reserve for estimated warranty and recall costs	$6,092	3,721	—	5,420	$4,393

Reserve for estimated returns and allowances	$6,835	56,628	—	55,930	$7,533

Self-insurance reserve(2)	$11,967	8,160	—	7,499	$12,628

(1)	Includes recoveries and adjustments credited to the reserve.
(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.