Form 10-Q
period 2009-11-30
ACUITY BRANDS INC
filed 2010-01-06
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Common Stock—$0.01 Par Value – 43,415,781 shares as of January 5, 2010.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per-share data)

	November 30, 2009	August 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48.3	$18.7
Accounts receivable, less reserve for doubtful accounts of $1.8 at November 30, 2009 and $1.9 at August 31, 2009	220.1	227.4
Inventories	145.3	140.8
Deferred income taxes	16.7	16.7
Prepayments and other current assets	19.6	19.3

Total Current Assets	450.0	422.9

Property, Plant, and Equipment, at cost:
Land	8.1	7.3
Buildings and leasehold improvements	120.8	111.8
Machinery and equipment	336.8	334.7

Total Property, Plant, and Equipment	465.7	453.8
Less – Accumulated depreciation and amortization	317.2	308.0

Property, Plant, and Equipment, net	148.5	145.8

Other Assets:
Goodwill	510.9	510.6
Intangible assets	184.7	184.8
Deferred income taxes	2.6	2.6
Other long-term assets	20.4	23.9

Total Other Assets	718.6	721.9

Total Assets	$1,317.1	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$164.0	$162.3
Current maturities of long-term debt	209.7	209.5
Accrued compensation	32.7	35.3
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	72.9	67.8

Total Current Liabilities	480.5	476.1

Long-Term Debt	19.6	22.0

Accrued Pension Liabilities, less current portion	52.3	51.1

Deferred Income Taxes	12.9	13.0

Self-Insurance Reserves, less current portion	9.2	8.8

Other Long-Term Liabilities	48.4	47.4

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,046,934 issued and 42,628,761 outstanding at November 30, 2009; and 49,851,316 issued and 42,433,143 outstanding at August 31, 2009	0.5	0.5
Paid-in capital	647.9	647.2
Retained earnings	421.8	404.2
Accumulated other comprehensive loss items	(53.7)	(57.4)
Treasury stock, at cost, 7,418,173 shares at November 30, 2009 and August 31, 2009	(322.3)	(322.3)

Total Stockholders’ Equity	694.2	672.2

Total Liabilities and Stockholders’ Equity	$1,317.1	$1,290.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except per-share data)

	Three Months Ended November 30,
	2009	2008
Net Sales	$391.7	$452.0
Cost of Products Sold	230.4	277.3

Gross Profit	161.3	174.7
Selling, Distribution, and Administrative Expenses	118.5	118.9
Special Charge	0.1	22.1

Operating Profit	42.7	33.7
Other Expense (Income):
Interest expense, net	6.7	8.0
Miscellaneous expense (income), net	0.5	(4.2)

Total Other Expense	7.2	3.8

Income before Provision for Income Taxes	35.5	29.9
Provision for Income Taxes	12.2	10.5

Net Income	$23.3	$19.4

Earnings Per Share:
Basic Earnings per Share	$0.54	$0.48

Basic Weighted Average Number of Shares Outstanding	42.3	39.9

Diluted Earnings per Share	$0.53	$0.47

Diluted Weighted Average Number of Shares Outstanding	43.1	40.6

Dividends Declared per Share	$0.13	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended November 30,
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income	$23.3	$19.4

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9.4	8.8
Excess tax benefits from share-based payments	(0.1)	(0.2)
Loss on the sale or disposal of property, plant, and equipment	0.1	—
Impairments	—	1.6
Deferred income taxes	(0.1)	(6.4)
Other non-cash items	(0.2)	1.2
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	8.6	18.0
Inventories	(4.2)	(18.8)
Prepayments and other current assets	(5.1)	(4.1)
Accounts payable	1.1	(23.4)
Other current liabilities	2.4	(11.0)
Other	5.8	6.7

Net Cash Provided by (Used for) Operating Activities	41.0	(8.2)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(4.3)	(4.5)
Proceeds from sale of property, plant, and equipment	—	0.1
Acquisitions	—	(8.0)

Net Cash Used for Investing Activities	(4.3)	(12.4)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(2.4)	—
Employee stock purchase plan issuances	0.2	0.2
Stock options exercised	0.6	2.2
Excess tax benefits from share-based payments	0.1	0.2
Dividends paid	(5.6)	(5.3)

Net Cash Used for Financing Activities	(7.1)	(2.7)

Effect of Exchange Rate Changes on Cash	—	(9.1)

Net Change in Cash and Cash Equivalents	29.6	(32.4)
Cash and Cash Equivalents at Beginning of Period	18.7	297.1

Cash and Cash Equivalents at End of Period	$48.3	$264.7

Supplemental Cash Flow Information:
Income taxes paid during the period	$4.0	$1.0
Interest paid during the period	$11.0	$10.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

1. Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”), formerly known as Acuity Lighting Group, Inc. and other subsidiaries (collectively referred to herein as the “Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company has one operating segment.

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D was a manufacturer of comprehensive digital lighting controls and software that offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $0.01 per share, to the Company’s stockholders of record as of October 17, 2007. The Company’s stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2009, the consolidated results of operations for the three months ended November 30, 2009 and 2008, and the consolidated cash flows for the three months ended November 30, 2009 and 2008. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (File No. 001-16583) (“Form 10-K”).

The results of operations for the three months ended November 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of Acuity Brands historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2010.

2. Significant Accounting Policies

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through January 6, 2010, which is the date the condensed financial statements as of November 30, 2009 and for the three months ended November 30, 2009 were issued. See Subsequent Events footnote for details.

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K, except as noted in the New Accounting Pronouncements footnote.

3. New Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards Codification™ (“Codification”) is the single official source of authoritative, nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS No. 168 – which now resides in the Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”), within the Codification – was effective for interim and annual periods ending after September 15, 2009 and, therefore, was adopted by the Company on November 30, 2009. The Company determined, however, that the standard did not have an effect on the Company’s financial condition, results of operations, or cash flows upon adoption.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105 – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-1”), which amends the Codification for the issuance of SFAS No. 168. See discussion on SFAS No. 168 above as adoption was concurrent with that standard.

In December 2007, the FASB issued guidance within ASC Topic 805, Business Combinations (“ASC 805”), which changes the accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC Topic 420, Exit or Disposal Obligations (previously issued as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are met. The standard was effective for business combination transactions for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. The implementation of this guidance had no effect on the Company’s results of operations and financial position as no applicable business combinations subsequent to the effective date occurred.

In December 2007, the FASB issued guidance within ASC Topic 810, Consolidation (“ASC 810”), that establishes the economic entity concept of consolidated financial statements, stating that holders of a residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, this standard requires a noncontrolling interest to be presented as a separate component of equity. The standard also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. The standard was effective for fiscal years beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. The implementation of this guidance had no effect on the Company’s results of operations and financial position as the Company does not currently consolidate an entity with a noncontrolling interest.

        In June 2008, FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share (“EPS”) using the two-class method. The provisions of this standard were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and were therefore adopted by the Company on September 1, 2009. The effect of the implementation of this guidance impacted the Company’s basic and diluted EPS calculations for the periods ended November 30, 2009 and, retroactively, November 30, 2008 as follows: 1) the impact to current period basic and diluted EPS are decreases of $0.01 to each due to the adoption of the standard; while 2) basic EPS is $0.48 compared to $0.49 reported previously in 2008, and diluted EPS is $0.47 compared to $0.48 reported previously in 2008. The EPS amounts for previously reported periods have been adjusted due to retrospective adoption of this standard.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Accounting Standards Yet to Be Adopted

In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU No. 2009-14 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU No. 2009-14.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU No. 2009-13 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU No. 2009-13.

4. Goodwill and Intangible Assets

Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.

The Company recorded amortization expense of $1.9 and $1.2 related to intangible assets with finite lives during the three months ended November 30, 2009 and 2008, respectively. The rise in amortization expense for the first quarter of 2010 as compared to the prior year period was primarily attributable to the amortizable intangible assets obtained in the December 31, 2008 acquisition of substantially all the assets and the assumption of certain liabilities of LC&D and the April 20, 2009 acquisition of Sensor Switch, Inc. Amortization expense is expected to be approximately $7.1 in fiscal 2010, $6.9 in fiscal 2011, $6.0 in fiscal 2012, and $5.2 in fiscal 2013, and $5.1 in fiscal 2014. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships.

The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by U.S. GAAP. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the measured fair value, an impairment loss would be recorded in the amount of the excess. In accordance with U.S. GAAP, significant assumptions are used in the determination of estimated fair value for both goodwill and indefinite lived intangible assets. The annual analysis performed as of August 31, 2009 did not result in the recognition of an impairment charge, and the carrying value of the indefinite lived intangible assets and goodwill in the current period was adjusted only for the effect of foreign currency translation.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

5. Inventories

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2009	August 31, 2009
Raw materials and supplies	$69.1	$69.8
Work in process	11.8	11.9
Finished goods	75.6	70.3

	156.5	152.0
Less: Reserves	(11.2)	(11.2)

Total Inventory	$145.3	$140.8

6. Earnings per share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 483,752 shares (whole units) were excluded from the diluted earnings per share calculation for the three months ended November 30, 2009, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within Notes 6 and 7 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30,
	2009	2008
Basic earnings per share:
Net income	$23.3	$19.4

Basic weighted average shares outstanding	42.3	39.9

Basic earnings per share	$0.54	$0.48

Diluted earnings per share:
Net income	$23.3	$19.4

Basic weighted average shares outstanding	42.3	39.9
Common stock equivalents	0.8	0.7

Diluted weighted average shares outstanding	43.1	40.6

Diluted earnings per share	$0.53	$0.47

In accordance with ASC 260, which became effective September 1, 2009, the computation of common stock outstanding has been modified to include unvested share-based payment awards with rights to receive nonforfeitable dividends as participating securities. The application of the standard has decreased both basic and diluted EPS by $0.01 for the three months ended November 30, 2009 and 2008.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

7. Comprehensive Income

U.S. GAAP guidance pertaining to comprehensive income requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended November 30,
	2009	2008
Net income	$23.3	$19.4
Foreign currency translation adjustments	3.7	(24.3)

Comprehensive income (loss)	$27.0	$(4.9)

8. Debt

Lines of Credit

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants, including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of November 30, 2009. At November 30, 2009, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 discussed below.

The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorgan Chase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margin was 0.41% as of both November 30, 2009 and 2008. During the periods ended November 30, 2009 and 2008, commitment fees were computed at a rate of approximately 0.1%, and commitment fees paid during each of those periods was approximately $0.1.

At November 30, 2009, the Company had outstanding letters of credit totaling $11.5, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At November 30, 2009, a total of $7.3 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Notes

At November 30, 2009, the Company had $200.0 of publicly traded notes outstanding at an 8.375% interest rate that are scheduled to mature in August 2010, and $4.0 in a tax-exempt industrial revenue bond that is scheduled to mature in 2021. A new bond offer and a cash tender offer for all of the publicly traded notes issued and outstanding was announced in December 2009, and the refinancing of the majority of this debt was completed on December 10, 2009. Further discussion of the Company’s debt is included within Note 5 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K, and the results of the cash tender offer is included within the Subsequent Events footnote within this quarterly report.

On April 20, 2009, ABL issued a three-year unsecured promissory note at a 6% interest rate in the amount of $30.0 to the former sole shareholder of Sensor Switch, who continued as an employee of the Company upon completion of the acquisition, as partial consideration for the acquisition of Sensor Switch during the third quarter of fiscal 2009. Scheduled quarterly payments on the note began on July 1, 2009 with the last payment due on April 1, 2012. The lender has certain rights to accelerate the promissory note based on the Company’s decision to refinance the $200.0 public notes. The fair value of the $25.3 outstanding balance, which represents the carrying value of the promissory note, is estimated to approximate $25.8 at November 30, 2009, and is based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.

See Subsequent Events footnote for information regarding the announced December 1, 2009 bond offering to be used to tender the above publicly traded notes and repay the unsecured promissory note.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Interest Expense

Interest expense, net, is comprised primarily of interest expense on long-term debt, Revolving Credit Facility borrowings, short-term borrowings, and obligations in connection with non-qualified retirement plans, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30,
	2009	2008
Interest expense	$6.8	$8.7
Interest income	(0.1)	(0.7)

Interest expense, net	$6.7	$8.0

9. Commitments and Contingencies

Self-Insurance

It is the policy of the Company to self-insure – up to certain limits – traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Litigation

The Company is subject to various legal claims arising in the normal course of business, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. The Company establishes reserves for known environmental claims when the associated costs become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher or lower than that reserved due to difficulty in estimating such costs.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

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

The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the three months ended November 30, 2009 and 2008 are summarized as follows:

	2009	2008
Balance at September 1	$3.4	$4.9
Adjustments to the warranty and recall reserve	1.4	0.7
Payments made during the period	(1.2)	(1.0)

Balance at November 30	$3.6	$4.5

10. Share-Based Payments

The Company accounts for share-based payments as prescribed by U.S. GAAP, which requires the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan and the Nonemployee Directors’ Stock Option Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Nonemployee Directors’ Stock Option Plan was frozen effective January 2007. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $2.3 and $3.3 of share-based expense for the three months ended November 30, 2009 and 2008, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the 2008 Special Charge (See Special Charges footnote). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 and $0.2 for the three months ended November 30, 2009 and 2008, respectively.

11. Pension Plans

The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

The Company makes annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. The Company expects to contribute approximately $3.1 and $1.1 to its domestic and international defined benefit plans, respectively, during fiscal 2010. Plan assets are invested primarily in equity and fixed income securities.

Net periodic pension cost for the Company’s pension plans during the three months ended November 30, 2009 and 2008 included the following components:

	Three Months Ended November 30,
	2009	2008
Service cost	$0.7	$0.6
Interest cost	2.2	2.2
Expected return on plan assets	(1.9)	(2.3)
Recognized actuarial loss	0.9	0.4

Net periodic pension cost	$1.9	$0.9

12. Special Charges

Fiscal 2009 Special Charge

On October 6, 2008, the Company announced plans to accelerate its ongoing programs to streamline operations including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During the first quarter of fiscal 2010, the Company recorded an immaterial pre-tax charge, which consisted of the partially offsetting adjustments to the 2009 and 2008 special charges as noted in the tables below.

The changes in the reserves related to the 2009 program during the three months ended November 30, 2009 are summarized as follows:

Severance
Balance as of September 1, 2009	$11.0
Special charge adjustment	(0.2)
Payments made during the period	(2.2)

Balance as of November 30, 2009	$8.6

Fiscal 2008 Special Charge

During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations as a result of the Spin-off of Zep Inc. The charge consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees.

The changes in the reserves related to these programs during the three months ended November 30, 2009 are summarized as follows:

Exit Costs
Balance as of September 1, 2009	$0.9
Special charge adjustment	0.3
Payments made during the period	(0.1)

Balance as of November 30, 2009	$1.1

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

13. Fair Value Measurements

In accordance with U.S. GAAP, the Company determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. This guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of November 30, 2009:

	Fair Value Measurements as of November 30, 2009:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$48.3	$48.3
Long-term investments (1)	5.0	5.0

Liabilities:
Deferred compensation plan (2)	$5.0	$5.0

	Fair Value Measurements as of August 31, 2009:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$18.7	$18.7
Long-term investments (1)	4.7	4.7

Liabilities:
Deferred compensation plan (2)	$4.7	$4.7

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.

The Company utilizes valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC 820, Fair Value Measurements and Disclosures. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the current period.

The Company used the following valuation methods and assumptions in estimating the fair value of the following assets and liabilities:

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

In accordance with U. S. GAAP, disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value are required each reporting period in addition to any financial

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

instruments carried at fair value on a recurring basis as prescribed by ASC 825, Financial Instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2009 and August 31, 2009.

	November 30, 2009		August 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in nonconsolidating affiliates	$9.1	$9.1	$9.1	$9.1

Liabilities:
Public notes	$200.0	$209.0	$200.0	$207.8
Promissory note	25.3	25.8	27.5	28.0
Industrial revenue bond	4.0	4.0	4.0	4.0

Investments in nonconsolidating affiliates represents a strategic investment of less than a 20% ownership interest in a privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method. Therefore, the historical cost of the acquired shares represents the carrying value of the investment, and, due to several factors, it is impracticable to determine precisely the fair value of the investment, although the Company estimates the carrying value approximates fair value at November 30, 2009.

Notes are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period, and the Company estimates that the carrying value approximates fair value at November 30, 2009.

The guidance excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of liquidity and other risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

14. Subsequent Events

Private Offering of Senior Notes

On December 1, 2009, the Company simultaneously announced the private offering by ABL, a wholly-owned subsidiary, of $350.0 aggregate senior unsecured notes due in fiscal 2020 (the “Notes”) and the cash tender offer for the $200.0 of publicly traded notes outstanding that are scheduled to mature in August 2010. The net proceeds from the issuance of the Notes were used primarily to repurchase a portion of the $200.0 of publicly traded notes outstanding, of which the Company and ABL are co-obligors. The Company also intends to use the proceeds to repay the three-year unsecured promissory note at 6% interest with an outstanding balance of $25.3 at November 30, 2009 that was issued to the former sole shareholder of Sensor Switch as part of the Company’s acquisition of Sensor Switch during fiscal 2009, with the remainder to be used for general corporate purposes. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and ABL IP Holding LLC (“ABL IP Holding”), a wholly-owned subsidiary of the Company. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of the Company and ABL IP Holding are senior unsecured obligations of the Company and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes will be payable semi-annually on June 15 and December 15, commencing on June 15, 2010. Additionally, the Company capitalized an estimated $2.9 of deferred issuance costs related to the Notes that will be amortized over the 10-year term of the Notes.

The Company and the guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. If the exchange offer is not completed on or before December 8, 2010, the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or the shelf registration statement is declared effective.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Tender Offer for Notes

In December 2009, Acuity Brands, Inc. commenced a cash tender offer to purchase any and all of the outstanding $200.0 in publicly traded notes at 8.375% interest due in fiscal 2010 at a priced premium of $1,050.91 per $1,000.00 (whole dollars). The aggregate principal amount of $175.7, representing approximately 87.9% of the outstanding Notes, was validly tendered. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date of December 10, 2009. The loss, including expenses, on the transaction is approximately $9.5 and will be recognized in the quarter ending February 28, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions, except per-share data and as indicated)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands” or the “Company”, as appropriate), and its subsidiaries as of November 30, 2009 and for the three month periods ended November 30, 2009 and 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (“Form 10-K”) for additional information regarding the Company.

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

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D was a manufacturer of comprehensive digital lighting controls and software that offers a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”), on October 31, 2007, by distributing all of the shares of Zep common stock, par value $0.01 per share, to Acuity Brands’ stockholders of record as of October 17, 2007. Acuity Brands’ stockholders received one Zep share, together with an associated preferred stock purchase right, for every two shares of the Company’s common stock they owned. Stockholders received cash in lieu of fractional shares for amounts less than one full Zep share.

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

In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 senior unsecured notes due in fiscal 2020 as more fully described below under Capitalization section.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased at November 30, 2009. The Company currently expects to invest approximately $30.0 primarily for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal year 2010, of which $4.3 was invested in the first three months of fiscal 2010. In addition, the Company expects to contribute approximately $3.1 and $1.1 to its domestic and international defined benefit plans, respectively, during fiscal 2010.

Cash Flow

Acuity Brands uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options to fund operations, and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the three months ended November 30, 2009, the Company received $0.8 in cash primarily from stock issuances in connection with stock option exercises. These receipts were more than offset by returns to stockholders during the first three months through the payment of $5.6 in dividends. Acuity Brands’ available cash position at November 30, 2009 was $48.3, an increase of $29.6 from August 31, 2009.

The Company generated $41.0 of net cash from operating activities during the first three months of fiscal year 2010 compared with $8.2 of cash used in the prior-year period, an increase of $49.2. This increase was due primarily to the cash flow impact of decreased operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) in the first three months of fiscal year 2010 compared with an increase in operating working capital in the prior year period and the rise in other current liabilities in the first three months of fiscal year 2010 compared with a decline in the prior year period. Operating working capital decreased by approximately $4.5 to $201.4 at November 30, 2009 from $205.9 at August 31, 2009, due primarily to operating working capital associated with lower levels of accounts receivable driven by lower sales volumes and a relatively steady accounts payable level in the current period as compared to a large decline in the prior-year period. The decrease in accounts payable during the first quarter of fiscal 2009 was due mostly to a significant reduction in purchases in relation to lower anticipated sales volumes. This reduction in accounts payable was not repeated in the first quarter of fiscal 2010. Additionally, finished goods inventory increased during the first quarter of fiscal 2010 due to the replenishment of finished goods inventory from year-end levels as consistent with the prior-year period and higher in-transit goods attributable to orders placed ahead of upcoming holidays in certain international locations. The period over period improved cash flow due to other current liabilities was primarily attributable to higher incentive compensation payments during the first quarter of fiscal 2009 as compared to fiscal 2010. Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $4.3 and $4.5 in the first three months of fiscal year 2010 and 2009, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal year 2010 approximately $30.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.

Capitalization

The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of November 30, 2009, total debt outstanding decreased $2.2 to $229.3 compared to $231.5 at August 31, 2009, due primarily to the repayment of principal on the three-year 6% unsecured promissory note issued to the former sole shareholder of Sensor Switch.

On December 8, 2009, ABL issued $350.0 senior unsecured notes due in fiscal 2020 (the “Notes”) in a private placement transaction. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. A portion of the net proceeds from the issuance of the Notes were used to retire $175.7, or 87.9%, of the $200.0 8.375% publicly traded notes due in August 2010 purchased in a tender offer. Additionally, management expects to retire, without premium or penalty, the remaining $25.3 outstanding balance on the promissory note issued to the former sole shareholder of Sensor Switch.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and ABL IP Holding LLC (“ABL IP Holding”), a wholly-owned subsidiary of the Company. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of the Company and ABL IP Holding are senior unsecured obligations of the Company and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. Interest on the Notes are payable semi-annually on June 15 and December 15, commencing on June 15, 2010.

As noted above, the Company retired $175.7, or 87.9%, of the $200.0 publicly traded notes due in August 2010 through the execution of a tender offer paying a purchase price of $1,050.91 per $1,000.00 (whole dollars). The loss, including expenses, on the transaction was approximately $9.5 and will be recorded by the Company in the second quarter of fiscal 2010.

As a result of the December 2009 financing activities which included the issuance of the Notes and the retirement of approximately 88% of the $200.0 notes due August 2010, the Company increased both its liquidity and debt positions, greatly extended its debt maturity profile, and lowered its average interest rate on outstanding debt. The Company expects to subsequently incur increased interest expense for the foreseeable reporting periods based on the higher outstanding debt balance as compared to prior periods, partially offset by the lower interest rate on the Notes as compared to the 8.375% interest rate on the publicly traded notes due in August 2010. The Company also expects to capitalize an estimated $2.9 of deferred issuance costs related to the Notes that will be amortized over the 10-year term of the Notes.

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of November 30, 2009, the Company was compliant with all financial covenants under the Revolving Credit Facility. At November 30, 2009, the Company had borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding borrowings of $7.3. See the Debt footnote of the Notes to Consolidated Financial Statements.

During the first three months of fiscal 2010, the Company’s consolidated stockholders’ equity increased $22.0 to $694.2 at November 30, 2009 from $672.2 at August 31, 2009. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, foreign currency translation adjustments, stock issuances resulting from the exercise of stock options, and purchases under the Employee Stock Purchase Plan, partially offset by the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 24.8% and 25.6% at November 30, 2009 and August 31, 2009, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 20.7% at November 30, 2009 and 24.1% at August 31, 2009. The December financing activities, which includes the issuance of the $350.0 Notes and the repurchase of approximately 88% of the $200.0 notes due in August 2010, effectively increases the debt to total capitalization ratio.

Dividends

The Company paid cash dividends on common stock of $5.6 ($0.13 per share) during the first three months of fiscal 2010 compared with $5.3 ($0.13 per share) during the first three months of fiscal year 2009. The Company currently plans to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations

First Quarter of Fiscal 2010 Compared with First Quarter of Fiscal 2009

The following table sets forth information comparing the components of net income for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30,		Increase (Decrease)		Percent Change
	2009	2008
Net Sales	$391.7	$452.0	$(60.3)		(13.3)%
Cost of Products Sold	230.4	277.3	(46.9)		(16.9)%

Gross Profit	161.3	174.7	(13.4)		(7.7)%
Percent of net sales	41.2%	38.7%	250	bps
Selling, Distribution, and Administrative Expenses	118.5	118.9	(0.4)		(0.3)%
Special Charge	0.1	22.1	(22.0)		(99.5)%

Operating Profit	42.7	33.7	9.0		26.7%
Percent of net sales	10.9%	7.5%	340	bps
Other Expense (Income)
Interest Expense, net	6.7	8.0	(1.3)		(16.3)%
Miscellaneous Expense (Income)	0.5	(4.2)	4.7		(111.9)%

Total Other Expense (Income)	7.2	3.8	3.4		89.5%

Income before Provision for Income Taxes	35.5	29.9	5.6		18.7%
Percent of net sales	9.1%	6.6%	250	bps
Provision for Taxes	12.2	10.5	1.7		16.2%

Effective tax rate	34.4%	35.1%
Net Income	$23.3	$19.4	$3.9		20.1%

Diluted Earnings per Share	$0.53	$0.47	$0.06		12.8%

Net sales were $391.7 for the three months ended November 30, 2009 compared with $452.0 reported in the prior-year period, a decrease of $60.3, or 13.3%. For the three months ended November 30, 2009, the Company reported net income of $23.3 compared with $19.4 for the three months ended November 30, 2008. In the year-ago period, the Company recorded a $13.8 after-tax special charge for estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities. Diluted earnings per share increased 12.8% to $0.53 for the first quarter of fiscal 2010 as compared with $0.47 for the first quarter of fiscal 2009, which included a $0.34 reduction to diluted earnings per share related to the special charge.

Net Sales

The 13% decline in net sales for the three months ended November 30, 2009 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable pricing and mix of products sold (“price/mix”). These factors were due primarily to the continued decline in the non-residential and residential construction markets. Baseline sales volumes of lighting fixtures decreased by approximately 13% in the current period compared with the same period last year, which consisted of a decline in shipments of commercial and industrial products and—to a lesser extent—declines in shipments of products serving residential and international markets. In the first quarter of fiscal 2010, the acquisitions of LC&D and Sensor Switch contributed more than $15.0 to net sales, which was essentially offset by the negative impact from unfavorable price/mix. Although it is impossible to precisely quantify price from product mix, the Company estimates that over half of the unfavorable price/mix was attributable to pricing with the unfavorable change in product mix largely attributable to a higher percentage of sales of lower-priced retail products. Changes in foreign currency exchange rates favorably impacted fiscal 2010 first quarter net sales by approximately 0.3% compared with the prior-year period.

Gross Profit

Gross profit margin increased 250 basis points to 41.2% of net sales for the three months ended November 30, 2009 from 38.7% reported for the prior-year period. The contributors to the rise in gross profit margin for the period were primarily lower material and component costs, and to a lesser degree, savings from streamlining efforts, contributions from the recent acquisitions, and benefits from productivity improvements. Prior year’s first quarter gross profit margin was negatively impacted by the rapid rise of material and component costs for which the Company was unable to recover in higher selling prices because of the subsequent rapid decline in such costs combined with lower market demand for lighting products. Gross profit decreased $13.4, or 7.7%, to $161.3 for the three months ended November 30, 2009 compared with $174.4 for the prior-year period. The decrease in gross profit was largely attributable to the decline in overall sales volume.

Operating Profit

Selling, distribution, and administrative expenses (“SD&A expenses”) were $118.5 for the three months ended November 30, 2009 compared with $118.9 in the prior-year period, which represented a slight decrease of $0.4, or 0.3%. The Company recognized increases in certain expenses related to costs associated with recent acquisitions, higher incentive compensation costs, and selected investments in sales and marketing resources and new products and services. The Company incurred lower variable costs, such as freight and sales commissions, due to less net sales in the first quarter of fiscal 2010 as compared with the prior-year period, which partially offset the aforementioned higher costs. SD&A expenses as a percent of sales were 30.3% for the first quarter of fiscal 2010 compared with 26.3% for the same period in fiscal 2009.

Gross profit less SD&A expenses was $42.8 in the first quarter of fiscal 2010 compared with $55.8 in the prior-year period, which represented a decrease of $13.0, or 23.3%. The decrease was due primarily to lower net sales. The Company believes this measure provides greater comparability and enhanced visibility into the Company’s performance.

As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded an immaterial pre-tax charge during the first quarter of fiscal 2010 compared with $22.1 in the prior-year period. The fiscal 2009 charge reflects severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce, as well as impairment charges on certain assets related to those manufacturing facilities. During the first quarter of fiscal 2010, the Company realized total savings of over $11.0 from these streamlining efforts compared with approximately $2.0 of savings realized in the year-ago period. See the Outlook section for total expected savings from these actions.

Operating profit was $42.7 for the three months ended November 30, 2009 compared with $33.7 reported for the prior-year period, an increase of $9.0, or 26.7%. Operating profit margin increased to 10.9% compared with 7.5% in the year-ago period. The increase in operating profit margin in the first quarter of fiscal 2010 compared with the prior-year period was due to the increase in gross margin and the decrease in the special charge, partially offset by the increase in SD&A expenses as a percentage of net sales as discussed above.

Other Expense (Income)

Other expense for Acuity Brands consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, was $6.7 and $8.0 for the three months ended November 30, 2009 and 2008, respectively. Interest expense, net, decreased 16.3% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due primarily to lower average outstanding debt balances in conjunction with a decrease in interest income earned on lower invested cash balances and lower interest rates. The unfavorable fluctuation in miscellaneous expense (income) of $4.7 to $0.5 of expense in the first quarter of fiscal 2010 compared with $4.2 of income in the first quarter of fiscal 2009 was due primarily to the impact of exchange rates on foreign currency items.

Provision for Income Taxes and Net Income

The effective income tax rate reported by the Company was 34.4% and 35.1% for the three months ended November 30, 2009 and 2008, respectively. The effective income tax rate for the first quarter of fiscal 2010 was positively affected by benefits from increased export of goods manufactured in the U.S and deductions related to Company-owned life insurance policies. The Company estimates that the effective tax rate for the year will be approximately 35.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Net income for the first quarter of fiscal 2010 increased $3.9 to $23.3 from $19.4 (which includes $13.8 for the after-tax special charge) reported for the year-ago period. The increase in net income resulted primarily from the above noted increase in operating profit, partially offset by higher tax expense.

Outlook

The performance of Acuity Brands, like most companies, is influenced by a multitude of factors such as the health of the economy, including employment, credit availability, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand. Key indicators continue to signal declines for North American non-residential construction activity. Accordingly, management still expects that for fiscal 2010 the percentage decline for net sales in the overall markets it serves will be in the mid-teens. Also, management anticipates that the fiscal 2010 second quarter will be particularly challenging due primarily to normal seasonal factors, including inconsistent customer demand and the potential for year-end inventory rebalancing by certain customers. The Company’s comparable backlog at the end of the first quarter of fiscal 2010 was down 14% compared with the prior year.

While prices for certain materials and components, including steel and petroleum again, declined from their record highs in the summer and fall of 2008, higher prices for materials and components could occur again, placing pressure on the Company’s margins. The Company will respond to cost increases with higher selling prices where appropriate. However, due to the competitive forces in the current market environment there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset potentially higher material and component prices. Notwithstanding efforts to recoup potentially higher costs, management believes pricing will continue to be competitive in certain channels and geographies and expects the negative impact to be largely offset through productivity improvements and benefits from new product introductions.

During fiscal 2010, the Company expects to realize approximately $50.0 of annualized benefits from the streamlining actions taken in fiscal 2009, of which approximately $28.0 of benefits were realized during fiscal 2009. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value for all stakeholders and accelerate profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, relighting, and customer connectivity.

In addition to the recent acquisitions, which significantly increased the Company’s presence in the growing lighting controls market, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products, enhance services to its customers, and expand market presence in key sectors such as home centers and the renovation and relight market will provide growth opportunities, which should enable the Company to outperform the overall markets it serves. Additionally, management believes these actions and investments will position the Company to meet or exceed its long-term financial goals.

As stated previously, the Company will recognize a loss, including expenses, on the tender offer for the $200.0 publicly traded notes of approximately $9.5 in the second quarter of fiscal 2010. Also, the Company expects to incur increased interest expense for the foreseeable reporting periods based on the December 2009 financing activities discussed previously.

The Company expects cash flow from operations to remain strong in 2010 and intends to invest approximately $30.0 in capital expenditures during the year. Also, the Company estimates the annual tax rate to approximate 35% for 2010.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; and (f) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in interest rates, foreign exchange rates and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a. of the Company’s Form 10-K.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by Acuity Brands in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Acuity Brands is subject to various legal claims arising in the normal course of business. The Company is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including employment practices, environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the results of operations, financial position, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2009, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased as of November 30, 2009. However, no repurchases were made during the Company’s most recent completed fiscal quarter.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 26).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 6, 2010	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 6, 2010	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(b)	Form of 6.00% Senior Note due 2019	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(c)	Registration Rights Agreement, dated December 8, 2009, by and among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding LLC and Banc of America Securities LLC and J.P. Morgan Securities Inc., as initial purchasers.	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

EXHIBIT 10	(a)	Amendment No. 1, dated as of November 12, 2009, to 5-Year Revolving Credit Agreement, dated as of October 19, 2008	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 16, 2009, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.