Form 10-Q
period 2010-02-28
ACUITY BRANDS INC
filed 2010-03-31
CIK 1144215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Common Stock—$0.01 Par Value – 43,494,827 shares as of March 29, 2010.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per-share data)

	February 28, 2010	August 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$155.8	$18.7
Accounts receivable, less reserve for doubtful accounts of $1.9 at February 28, 2010 and August 31, 2009	224.6	227.4
Inventories	147.9	140.8
Deferred income taxes	17.1	16.7
Prepayments and other current assets	26.6	19.3

Total Current Assets	572.0	422.9

Property, Plant, and Equipment, at cost:
Land	7.8	7.3
Buildings and leasehold improvements	113.5	111.8
Machinery and equipment	340.6	334.7

Total Property, Plant, and Equipment	461.9	453.8
Less – Accumulated depreciation and amortization	319.4	308.0

Property, Plant, and Equipment, net	142.5	145.8

Other Assets:
Goodwill	509.9	510.6
Intangible assets	182.9	184.8
Deferred income taxes	2.5	2.6
Other long-term assets	23.5	23.9

Total Other Assets	718.8	721.9

Total Assets	$1,433.3	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$157.5	$162.3
Current maturities of long-term debt	—	209.5
Accrued compensation	35.5	35.3
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	66.3	67.8

Total Current Liabilities	260.5	476.1

Long-Term Debt	353.3	22.0

Accrued Pension Liabilities, less current portion	52.8	51.1

Deferred Income Taxes	11.5	13.0

Self-Insurance Reserves, less current portion	9.4	8.8

Other Long-Term Liabilities	46.9	47.4

Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,164,837 issued and 42,817,070 outstanding at February 28, 2010; and 49,851,316 issued and 42,433,143 outstanding at August 31, 2009	0.5	0.5
Paid-in capital	651.6	647.2
Retained earnings	422.9	404.2
Accumulated other comprehensive loss items	(56.6)	(57.4)
Treasury stock, at cost, 7,347,767 shares at February 28, 2010 and 7,418,173 shares at August 31, 2009	(319.5)	(322.3)

Total Stockholders’ Equity	698.9	672.2

Total Liabilities and Stockholders’ Equity	$1,433.3	$1,290.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except per-share data)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales	$383.5	$386.1	$775.2	$838.2
Cost of Products Sold	231.2	244.7	461.6	522.0

Gross Profit	152.3	141.4	313.6	316.2
Selling, Distribution, and Administrative Expenses	119.1	108.2	237.7	227.2
Special Charge	5.4	4.6	5.4	26.6

Operating Profit	27.8	28.6	70.5	62.4
Other Expense (Income):
Interest expense, net	8.1	7.5	14.8	15.5
Loss on early debt extinguishment	10.5	—	10.5	—
Miscellaneous income, net	(0.6)	(0.1)	(0.1)	(4.1)

Total Other Expense	18.0	7.4	25.2	11.4

Income from Continuing Operations before Provision for Income Taxes	9.8	21.2	45.3	51.0
Provision for Income Taxes	2.6	6.8	14.8	17.2

Income from Continuing Operations	7.2	14.4	30.5	33.8
Income from Discontinued Operations	0.6	—	0.6	—

Net Income	$7.8	$14.4	$31.1	$33.8

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.17	$0.35	$0.71	$0.83
Basic Earnings per Share from Discontinued Operations	0.01	—	0.01	—

Basic Earnings per Share	$0.18	$0.35	$0.72	$0.83

Basic Weighted Average Number of Shares Outstanding	42.5	40.2	42.4	40.1

Diluted Earnings per Share from Continuing Operations	$0.16	$0.34	$0.69	$0.81
Diluted Earnings per Share from Discontinued Operations	0.01	—	0.01	—

Diluted Earnings per Share	$0.17	$0.34	$0.70	$0.81

Diluted Weighted Average Number of Shares Outstanding	43.3	40.8	43.2	40.7

Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended February 28,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$31.1	$33.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18.8	17.4
Excess tax benefits from share-based payments	(0.3)	(0.6)
Loss on early debt extinguishment	10.5	—
Loss on the sale or disposal of property, plant, and equipment	0.1	—
Asset impairments	3.7	1.6
Deferred income taxes	(1.7)	(6.6)
Other non-cash items	3.0	3.4
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	2.3	46.8
Inventories	(7.3)	(21.9)
Prepayments and other current assets	(12.3)	(1.4)
Accounts payable	(4.5)	(44.5)
Other current liabilities	(1.0)	(37.5)
Other	5.0	5.6

Net Cash Provided by (Used for) Operating Activities	47.4	(3.9)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9.5)	(11.7)
Proceeds from sale of property, plant, and equipment	—	0.1
Acquisitions	—	(31.4)

Net Cash Used for Investing Activities	(9.5)	(43.0)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(237.9)	(160.0)
Issuance of long-term debt	346.5	—
Proceeds from stock option exercises and other	2.9	2.6
Excess tax benefits from share-based payments	0.3	0.6
Dividends paid	(11.3)	(10.6)

Net Cash Provided by (Used for) Financing Activities	100.5	(167.4)

Effect of Exchange Rate Changes on Cash	(1.3)	(10.5)

Net Change in Cash and Cash Equivalents	137.1	(224.8)
Cash and Cash Equivalents at Beginning of Period	18.7	297.1

Cash and Cash Equivalents at End of Period	$155.8	$72.3

Supplemental Cash Flow Information:
Income taxes paid during the period	$23.3	$29.1
Interest paid during the period	$15.8	$16.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

1. Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”), formerly known as Acuity Lighting Group, Inc., and other subsidiaries (collectively referred to herein as the “Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company has one operating segment.

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.

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

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.

The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2010, the consolidated results of operations for the three and six months ended February 28, 2010 and 2009, and the consolidated cash flows for the six months ended February 28, 2010 and 2009. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (File No. 001-16583) (“Form 10-K”).

The results of operations for the three and six months ended February 28, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2010.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

2. Discontinued Operations

As described in Description of Business and Basis of Presentation footnote, the Company completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

Three and six months ended February 28, 2010

Net Sales	$—

Income before Provision for Income Taxes	$0.6
Provision for Income Taxes	—

Net Income from Discontinued Operations	$0.6

In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. The income from discontinued operations relates to the revision of estimates in the current period of certain legal reserves established at the time of the Spin-off. As it was with the original reserve, the income from discontinued operations had no income tax effect. Information regarding guarantees and indemnities related to the Spin-off are included in the Commitments and Contingencies footnote.

3. Significant Accounting Policies

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

Subsequent Events

The Company has evaluated for recognition and disclosure subsequent events for occurrences and transactions after the date of the condensed financial statements at February 28, 2010 and for the three and six months ended February 28, 2010.

Significant Accounting Policies

For a description of other significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2009 Annual Report on Form 10-K, except as noted in the New Accounting Pronouncements footnote.

4. New Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) is the single official source of authoritative, nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS No. 168 – which now resides in the Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”), within the Codification – was effective for interim and annual periods ending after September 15, 2009 and, therefore, was adopted by the Company on November 30, 2009. The Company determined, however, that the standard did not have an effect on the Company’s financial position, results of operations, or cash flows upon adoption.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105 – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-1”), which amends the Codification for the issuance of SFAS No. 168. See discussion on SFAS No. 168 above as adoption was concurrent with that standard.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in this standard update define a SEC filer within the Codification and eliminate the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance of February 24, 2010, and the Company adopted the amendments accordingly. As the update only pertained to disclosures, ASU 2010-09 had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification (“ASU 2010-02”). This standard update clarifies that the scope of the decrease in ownership as prescribed within Subtopic 810-10 and related guidance. Additional disclosures around the deconsolidation of a subsidiary or derecognition of a group of assets should include the valuation techniques used to measure the fair value of any retained investment, the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets, and any related party implications related to the deconsolidation or derecognition transaction. The provisions of this standard were effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and applied retrospectively to the period of adoption of the latest provisions of ASC 810 as noted above. The Company adopted these amendments during the second quarter of fiscal 2010 and effective retrospectively on September 1, 2009, and the implementation had no effect on the Company’s financial position, results of operations, or cash flows, as no applicable deconsolidation of a subsidiary or derecognition of assets occurred subsequent to the effective date.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). The amendments to the Codification in ASU No. 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and applied retrospectively. The Company adopted the provisions of this standard update on February 28, 2010. The implementation of this guidance had no effect on the Company’s earnings per share amounts, as the Company does not currently allow and, for the periods reported, did not allow for this form of discretion in distributions to shareholders.

In June 2008, FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share (“EPS”) using the two-class method. The provisions of this standard were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and were therefore adopted by the Company on September 1, 2009. The effect of the implementation of this guidance impacted the Company’s basic and diluted EPS calculations retroactively for the three and six month periods ended February 28, 2009 as follows: 1) basic EPS is $0.35 compared with $0.36 reported previously for the second quarter of fiscal 2009, and diluted EPS is $0.34 compared with $0.35 reported previously for the second quarter of fiscal 2009; while 2) basic EPS is $0.83 compared with $0.84 reported previously for the first half of fiscal 2009, and diluted EPS is $0.81 compared with $0.83 reported previously for the first half of fiscal 2009. The EPS amounts for previously reported periods have been adjusted due to retroactive adoption of this standard.

In December 2007, the FASB issued guidance within ASC Topic 805, Business Combinations (“ASC 805”), which changes the accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC Topic 420, Exit or Disposal Obligations, are met. The standard was effective for business combination transactions for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. The implementation of this guidance had no effect on the Company’s financial position, results of operations, or cash flows as no applicable business combinations subsequent to the effective date occurred.

In December 2007, the FASB issued guidance within ASC Topic 810, Consolidation (“ASC 810”), that establishes the economic entity concept of consolidated financial statements, stating that holders of a residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, this standard requires a noncontrolling interest to be presented as a separate component of equity. The standard also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. The standard was effective for fiscal years beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. The implementation of this guidance had no effect on the Company’s financial position, results of operations, or cash flows, as the Company does not currently consolidate an entity with a noncontrolling interest.

Accounting Standards Yet to Be Adopted

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The updates to the Codification require new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. ASU 2010-06 is therefore effective for the Company no later than the beginning of the third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which are effective no later than the beginning of fiscal 2012. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU No. 2010-06.

In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-14 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-14.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-13 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-13.

5. Goodwill and Intangible Assets

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

The Company recorded amortization expense of $1.7 and $1.3 related to intangible assets with finite lives during the three months ended February 28, 2010 and 2009, respectively. The Company recorded amortization expense of $3.6 and $2.4 related to intangible assets with finite lives during the six months ended February 28, 2010 and 2009, respectively. The rise in amortization expense for the first six months of 2010 as compared with the prior-year period was primarily attributable to the amortizable intangible assets obtained in the December 31, 2008 acquisition of substantially all the assets and the assumption of certain liabilities of LC&D and the April 20, 2009 acquisition of Sensor Switch. Amortization expense is expected to be approximately $7.0 in fiscal 2010, $6.7 in fiscal 2011, $5.8 in fiscal 2012, $5.0 in fiscal 2013, and $4.9 in fiscal 2014. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

6. Inventories

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2010	August 31, 2009
Raw materials and supplies	$67.2	$69.8
Work in process	10.8	11.9
Finished goods	81.3	70.3

	159.3	152.0
Less: Reserves	(11.4)	(11.2)

Total Inventories	$147.9	$140.8

7. Earnings per share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 152,334 shares (whole units) were excluded from the diluted earnings per share calculation for the three and six months ended February 28, 2010, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within Notes 6 and 7 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

The following table calculates basic and diluted earnings per common share for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Basic earnings per share from continuing operations:
Income from continuing operations	$7.2	$14.4	$30.5	$33.8

Basic weighted average shares outstanding	42.5	40.2	42.4	40.1

Basic earnings per share from continuing operations	$0.17	$0.35	$0.71	$0.83

Diluted earnings per share from continuing operations:
Income from continuing operations	$7.2	$14.4	$30.5	$33.8

Basic weighted average shares outstanding	42.5	40.2	42.4	40.1
Common stock equivalents	0.8	0.6	0.8	0.6

Diluted weighted average shares outstanding	43.3	40.8	43.2	40.7

Diluted earnings per share from continuing operations	$0.16	$0.34	$0.69	$0.81

Basic earnings per share from discontinued operations:
Income from discontinued operations	$0.6	$—	$0.6	$—

Basic weighted average shares outstanding	42.5	40.2	42.4	40.1

Basic earnings per share from discontinued operations	$0.01	$—	$0.01	$—

Diluted earnings per share from discontinued operations:
Income from discontinued operations	$0.6	$—	$0.6	$—

Basic weighted average shares outstanding	42.5	40.2	42.4	40.1
Common stock equivalents	0.8	0.6	0.8	0.6

Diluted weighted average shares outstanding	43.3	40.8	43.2	40.7

Diluted earnings per share from discontinued operations	$0.01	$—	$0.01	$—

In accordance with ASC 260, of which updated provisions became effective September 1, 2009, the computation of common stock outstanding has been modified to include unvested share-based payment awards with rights to receive nonforfeitable dividends as participating securities. The application of the standard decreased both basic and diluted EPS by $0.01 for the three months ended February 28, 2009 and $0.01 and $0.02 for the six months ended February 28, 2009, respectively.

8. Comprehensive Income

U.S. GAAP guidance pertaining to comprehensive income requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net income	$7.8	$14.4	$31.1	$33.8
Foreign currency translation adjustments	(2.9)	(6.8)	0.8	(31.1)

Comprehensive income	$4.9	$7.6	$31.9	$2.7

9. Debt

Lines of Credit

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants, including a minimum interest coverage ratio and a leverage

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of February 28, 2010. At February 28, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 discussed below.

The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorgan Chase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margin was 0.41% as of both February 28, 2010 and 2009. During the periods ended February 28, 2010 and 2009, the Company paid commitment fees at a rate of approximately 0.1%.

At February 28, 2010, the Company had outstanding letters of credit totaling $11.5, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At February 28, 2010, a total of $7.3 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Notes

On December 1, 2009, the Company simultaneously announced the private offering by ABL, a wholly-owned subsidiary, of $350.0 aggregate senior unsecured notes due in fiscal 2020 (the “Notes”) and the cash tender offer for the $200.0 of publicly traded notes outstanding that were scheduled to mature in August 2010 (the “2010 Notes”). In addition to the retirement of the 2010 Notes due in August 2010, the Company used the proceeds to repay the $25.3 outstanding balance on a three-year unsecured promissory note issued to the former sole shareholder of Sensor Switch as part of the Company’s acquisition of Sensor Switch during fiscal 2009, as discussed below, with the remainder to be used for general corporate purposes.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and ABL IP Holding LLC (“ABL IP Holding”), a wholly-owned subsidiary of Acuity Brands. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of the Company and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes will be payable semi-annually on June 15 and December 15, commencing on June 15, 2010. Additionally, the Company capitalized $2.9 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.

ABL and the guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. If the exchange offer is not completed on or before December 8, 2010, the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or the shelf registration statement is declared effective.

In December 2009, Acuity Brands, Inc. commenced a cash tender offer to purchase the 2010 Notes at a priced premium of $1,050.91 per $1,000.00 (whole dollars). The aggregate principal amount of $175.7, representing approximately 87.9% of the outstanding 2010 Notes, was validly tendered. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date of December 10, 2009. The loss on the transaction, including the premium paid, expenses, and the write-off of the remaining deferred issuance costs associated with the notes, was approximately $9.6. On February 23, 2010, the Company redeemed the remaining $24.3 of the 2010 Notes outstanding for consideration of $25.1 plus accrued interest. The loss, including the premium paid and expenses, on the transaction was approximately $0.9.

On April 20, 2009, ABL issued a three-year unsecured promissory note at a 6% interest rate in the amount of $30.0 to the former sole shareholder of Sensor Switch, who continued as an employee of the Company upon completion of the acquisition, as partial consideration for the acquisition of Sensor Switch during the third quarter of fiscal 2009. In accordance with certain rights to accelerate the repayment of the promissory note, ABL paid the outstanding principal balance of $25.3 in January 2010. No penalty or loss was incurred by the Company due to the prepayment of the promissory note.

The Company has outstanding $4.0 in a tax-exempt industrial revenue bond that is scheduled to mature in 2021.

Further discussion of the Company’s debt is included within Note 5 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Interest Expense

Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Interest expense	$8.2	$7.7	$14.9	$16.4
Interest income	(0.1)	(0.2)	(0.1)	(0.9)

Interest expense, net	$8.1	$7.5	$14.8	$15.5

10. Commitments and Contingencies

Self-Insurance

It is the policy of the Company to self-insure – up to certain limits – traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources, including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Litigation

The Company is subject to various legal claims arising in the normal course of business, including patent infringement and product recall claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the six months ended February 28, 2010 are summarized as follows:

Balance at September 1, 2009	$3.4
Adjustments to the warranty and recall reserve	1.3
Payments made during the period	(0.7)

Balance at February 28, 2010	$4.0

11. Share-Based Payments

The Company accounts for share-based payments as prescribed by U.S. GAAP, which requires the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $3.5 of share-based expense for each of the three months ended February 28, 2010 and 2009 and $5.7 and $6.9 for the six months ended February 28, 2010 and 2009, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the special charges (See Special Charges footnote). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.2 and $0.4 for the three months ended February 28, 2010 and 2009, respectively, and $0.3 and $0.6 for the six months ended February 28, 2010 and 2009, respectively.

12. Pension Plans

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2010 and 2009 included the following components:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Service cost	$0.8	$0.6	$1.6	$1.3
Interest cost	2.1	2.2	4.3	4.3
Expected return on plan assets	(1.8)	(2.3)	(3.7)	(4.7)
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	0.9	0.4	1.7	0.9

Net periodic pension cost	$2.0	$0.9	$3.9	$1.8

13. Special Charges

During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations as a result of the Spin-off of Zep. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees. These actions, including those taken in fiscal 2009 as part of this program, are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.

In February 2010, the Company announced plans to continue its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During the second quarter of fiscal 2010, the Company recorded a pre-tax charge of $5.4, or $0.08 after-tax per diluted share. The total pre-tax charge consists primarily of $1.7 for estimated severances and employee benefits related to the planned consolidation of certain manufacturing operations and a reduction in workforce and $3.7 for asset impairments related to the closing of a manufacturing facility. Approximately $46.7 of cumulative special charges related to these activities has been incurred through February 28, 2010.

The changes in the reserves related to the program during the six months ended February 28, 2010 are included in Accrued Compensation on the Consolidated Balance Sheets and are summarized as follows:

	Severance	Exit Costs
Balance as of September 1, 2009	$11.0	$0.9
Special charge	1.8	0.3
Payments made during the period	(3.7)	(0.2)

Balance as of February 28, 2010	$9.1	$1.0

14. Fair Value Measurements

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of February 28, 2010 and August 31, 2009:

	Fair Value Measurements as of February 28, 2010:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$155.8	$155.8
Long-term investments (1)	3.1	3.1

Liabilities:
Deferred compensation plan (2)	$3.1	$3.1

	Fair Value Measurements as of August 31, 2009:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$18.7	$18.7
Long-term investments (1)	4.7	4.7

Liabilities:
Deferred compensation plan (2)	$4.7	$4.7

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.

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

Disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC 825, Financial Instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in millions, except per-share data and as indicated)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2010 and August 31, 2009.

	February 28, 2010		August 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in nonconsolidating affiliates	$9.1	$9.1	$9.1	$9.1

Liabilities:
Senior unsecured notes	$349.3	$352.3	$—	$—
Public notes at 8.375% interest	—	—	200.0	207.8
Promissory note	—	—	27.5	28.0
Industrial revenue bond	4.0	4.0	4.0	4.0

Investments in nonconsolidating affiliates represents a strategic investment of less than a 20% ownership interest in a privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method. Therefore, the historical cost of the acquired shares represents the carrying value of the investment, and, due to several factors, it is impracticable to determine precisely the fair value of the investment, although the Company estimates the carrying value approximates fair value at February 28, 2010.

Notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period, and the Company estimates that the carrying value approximates fair value as of February 28, 2010.

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

Nonrecurring Fair Value Measurements

As part of the streamlining actions taken during the second quarter of fiscal 2010, the Company recorded $3.7 in asset impairments related to the closure of a manufacturing facility and the abandonment of plant equipment. The Company’s restructuring plans triggered impairment indicators, which required the testing of the recoverability of the building and equipment as per ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The fair value of the assets were estimated based primarily on undiscounted cash flows due to the short useful lives of the assets (e.g., less than one year) and the Company’s intentions for future use.

As of February 28, 2010, the manufacturing facility possessed a total carrying value of $3.4 prior to the announced plan to close. Through cash flow analysis and local commercial real estate market analysis, including the existence of a market for the facility, or lack thereof, the Company determined that the fair value of the property approximated zero. Thus, an impairment charge for the entire carrying value of the facility was incurred. Due to the methodology and inputs (i.e., undiscounted future cash flows, broker quotes, and probability analysis) employed to determine the fair value of the property, the manufacturing facility was concluded to be Level 3 assets within the hierarchy.

The plant equipment had a carrying value of $0.3 as of February 28, 2010. Based on the lack of future use of the equipment and intended disposal, the assets were determined to be impaired and written during the second quarter of fiscal 2010 for the full net book value. Since management’s intent and use for the asset changed and no observable market data or inputs were utilized to determine the fair value of the equipment, the equipment was determined to be a Level 3 asset within the hierarchy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions, except per-share data and as indicated)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of February 28, 2010 and for the three and six-month periods ended February 28, 2010 and 2009. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (“Form 10-K”) for additional information regarding the Company.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting, Inc., (“ABL”) and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. The Company operates 22 factories and distribution facilities along with one warehouse to serve its extensive customer base.

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offers a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.

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

In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 senior unsecured notes due in fiscal 2020 as more fully described below under the Capitalization section.

Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has

authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased at February 28, 2010. The Company currently expects to invest during fiscal 2010 approximately $25.0 primarily for new plant, equipment, tooling, and new and enhanced information technology capabilities, of which $9.5 was invested in the first six months of fiscal 2010. In addition, the Company expects to contribute approximately $3.1 and $1.1 to its domestic and international defined benefit plans, respectively, during fiscal 2010.

Cash Flow

Acuity Brands uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options to fund operations and capital expenditures, to repurchase stock, to fund acquisitions, and to pay dividends. During the six months ended February 28, 2010, the Company received $2.9 in cash primarily from the exercise of stock options, as well as other employee stock plans. These receipts were more than offset by returns to stockholders during the first six months through the payment of $11.3 in dividends. Acuity Brands’ available cash position at February 28, 2010 was $155.8, an increase of $137.1 from August 31, 2009.

The Company generated $47.4 of net cash from operating activities during the first six months of fiscal 2010 compared with $3.9 of cash used in the prior-year period, an increase of $51.3. This increase was due primarily to a lower reduction of other current liabilities and the cash flow impact of a smaller increase in operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) in the first six months of fiscal 2010 compared with the prior year period, partially offset by higher prepayments and other current assets. The period over period cash flow improvement due to other current liabilities was primarily attributable to higher incentive compensation and severance payments during the first six months of fiscal 2009 as compared with fiscal 2010. Operating working capital increased by approximately $9.1 to $215.0 at February 28, 2010 from $205.9 at August 31, 2009, due primarily to increased finished goods inventory added largely to improve service levels and seasonal fluctuations. Prepayments and other current assets increased as compared to the prior-year period due to payments attributable to certain executive benefit plans and higher current taxes receivable. Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $9.5 and $11.7 in the first six months of fiscal 2010 and 2009, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal 2010 approximately $25.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.

Capitalization

The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of February 28, 2010, total debt outstanding increased $121.8 to $353.3 compared with $231.5 at August 31, 2009, due primarily to the issuance of debt further explained below, partially offset by the redemption of $200.0 of publicly traded notes that were scheduled to mature in August 2010 (the “2010 Notes”) and the repayment of principal on a three-year 6% unsecured promissory note issued to the former sole shareholder of Sensor Switch.

On December 8, 2009, ABL issued $350.0 senior unsecured notes due in fiscal 2020 (the “Notes”) in a private placement transaction. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. A portion of the net proceeds from the issuance of the Notes were used to retire the 2010 Notes. Additionally, management retired, without premium or penalty, the remaining $25.3 outstanding balance on the promissory note issued to the former sole shareholder of Sensor Switch.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”), a wholly-owned subsidiary of the Company. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. Interest on the Notes are payable semi-annually on June 15 and December 15, commencing on June 15, 2010.

As noted above, the Company retired $175.7, or 87.9%, of the 2010 Notes through the execution of a tender offer paying a purchase price of $1,050.91 per $1,000.00 (whole dollars) in December 2009. The loss on the transaction, including the premium paid, expenses, and the write-off of deferred issuance costs associated with the notes, was approximately $9.6. In addition, the Company later redeemed during the second quarter of fiscal 2010 the remaining $24.3 of the publicly traded notes outstanding for consideration of $25.1 plus accrued interest. The loss, including the premium paid and expenses, on the redemption was approximately $0.9.

ABL and the guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. If the exchange offer is not completed on or before December 8, 2010, the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or the shelf registration statement is declared effective.

As a result of the second quarter financing activities, which included the issuance of the Notes, the retirement of the 2010 Notes, and the prepayment of the unsecured promissory note, the Company increased both its liquidity and debt positions, greatly extended its debt maturity profile, and lowered its average interest rate on outstanding debt. The Company expects to subsequently incur increased interest expense for the foreseeable reporting periods based on the higher outstanding debt balance as compared with prior periods, partially offset by the lower interest rate on the Notes as compared with the 2010 Notes. The Company also capitalized an estimated $2.9 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of February 28, 2010, the Company was compliant with all financial covenants under the Revolving Credit Facility. At February 28, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3. See the Debt footnote of the Notes to Consolidated Financial Statements.

During the first six months of fiscal 2010, the Company’s consolidated stockholders’ equity increased $26.7 to $698.9 at February 28, 2010 from $672.2 at August 31, 2009. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, foreign currency translation adjustments, and stock issuances resulting primarily from the exercise of stock options, partially offset by the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 33.6% and 25.6% at February 28, 2010 and August 31, 2009, respectively. The second quarter financing activities, which include the issuance of the $350.0 Notes and the early retirement of the $200.0 notes due in August 2010, increased the debt to total capitalization ratio. The ratio of debt, net of cash, to total capitalization, net of cash, was 22.0% at February 28, 2010 and 24.1% at August 31, 2009.

Dividends

The Company paid cash dividends on common stock of $11.3 ($0.26 per share) during the first six months of fiscal 2010 compared with $10.6 ($0.26 per share) during the first six months of fiscal 2009. The Company currently plans to continue to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations

Second Quarter of Fiscal 2010 Compared with Second Quarter of Fiscal 2009

The following table sets forth information comparing the components of net income for the three months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Increase (Decrease)		Percent Change
	2010	2009
Net Sales	$383.5	$386.1	$(2.6)		(0.7)%
Cost of Products Sold	231.2	244.7	(13.5)		(5.5)%

Gross Profit	152.3	141.4	10.9		7.7%
Percent of net sales	39.7%	36.6%	310	bps
Selling, Distribution, and Administrative Expenses	119.1	108.2	10.9		10.1%
Special Charge	5.4	4.6	0.8		17.4%

Operating Profit	27.8	28.6	(0.8)		(2.8)%
Percent of net sales	7.3%	7.4%	(10	) bps
Other Expense (Income)
Interest Expense, net	8.1	7.5	0.6		8.0%
Loss on Early Debt Extinguishment	10.5	—	10.5		100.0%
Miscellaneous Income	(0.6)	(0.1)	(0.5)		500.0%

Total Other Expense (Income)	18.0	7.4	10.6		143.2%

Income from Continuing Operations before Provision for Income Taxes	9.8	21.2	(11.4)		(53.8)%
Percent of net sales	2.6%	5.5%	(290	) bps
Provision for Taxes	2.6	6.8	(4.2)		(61.8)%

Effective tax rate	26.5%	32.1%
Income from Continuing Operations	7.2	14.4	(7.2)		(50.0)%
Income from Discontinued Operations	0.6	—	0.6		100.0%

Net Income	$7.8	$14.4	$(6.6)		(45.8)%

Diluted Earnings per Share from Continuing Operations	$0.16	$0.34	$(0.18)		(52.9)%

Diluted Earnings per Share from Discontinued Operations	$0.01	$—	$0.01		100.0%

Net sales were $383.5 for the three months ended February 28, 2010 compared with $386.1 reported in the prior-year period, a decrease of $2.6, or 0.7%. For the three months ended February 28, 2010, the Company reported income from continuing operations of $7.2 compared with $14.4 for the three months ended February 28, 2009. For the three months ended February 28, 2010 and 2009, the Company recorded $3.5 and $2.9, respectively, in after-tax special charges for estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities. The fiscal 2010 special charge included an after-tax non-cash asset impairment charge of $2.4. Diluted earnings per share from continuing operations decreased 52.9% to $0.16, which included a $0.24 reduction to diluted earnings per share related to the special charge and the loss on the early extinguishment of debt, for the second quarter of fiscal 2010 as compared with $0.34 for the second quarter of fiscal 2009, which included a $0.07 reduction to diluted earnings per share related to the special charge.

The table below reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to streamline the organization, including the consolidation of certain manufacturing facilities, and the loss on the early extinguishment of debt. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share from continuing operations, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges and loss on the early extinguishment of debt. These non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended February 28,
	2010	2009
Operating Profit	$27.8	$28.6
Addback: Special Charge	5.4	4.6

Adjusted Operating Profit	$33.2	$33.2
Percent of net sales	8.7%	8.6%
Income from Continuing Operations	$7.2	$14.4
Addback: Special Charge, net of tax	3.5	2.9
Addback: Loss on Early Debt Extinguishment, net of tax	6.8	—

Adjusted Income from Continuing Operations	$17.5	$17.3

Diluted Earnings per Share from Continuing Operations	$0.16	$0.34
Addback: Special Charge, net of tax	0.08	0.07
Addback: Loss on Early Debt Extinguishment, net of tax	0.16	—

Adjusted Diluted Earnings per Share from Continuing Operations	$0.40	$0.41

Net Sales

The Company’s key markets continue to be negatively impacted by the decline in new construction spending due primarily to lower economic activity and tight lending standards for real estate. Net sales declined 0.7% for the three months ended February 28, 2010 compared with the prior-year period. Incremental sales from acquisitions contributed approximately 3.5 percentage points to fiscal 2010 second quarter net sales. Additionally, the translation impact of the stronger dollar on international sales contributed approximately one percentage point to current quarter net sales. Excluding the impact from acquisitions and foreign currency, net sales were down approximately five percent compared with the prior year period which the Company estimates was due primarily to unfavorable changes in product prices and the mix of product sold. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that more than half of the decline was due to lower product selling prices in certain channels and geographies. Baseline sales volumes of lighting fixtures decreased approximately 1% in the current period compared with the same period last year.

Gross Profit

Gross profit increased $10.9, or 7.7%, to $152.3 for the three months ended February 28, 2010 compared with $141.4 for the prior-year period. Gross profit margin increased 310 basis points to 39.7% of net sales for the three months ended February 28, 2010 from 36.6% reported for the prior-year period. The year-over-year increase in gross profit margin was due primarily to lower material and component costs, and to a lesser degree, savings from streamlining efforts, contributions from recent acquisitions, and benefits from productivity improvements. These benefits were partially offset by unfavorable changes in product prices, the mix of products sold, and higher pension costs. The prior-year’s second quarter gross profit margins were negatively impacted by the rapid rise of material and component costs for which the Company was unable to recover in higher selling prices because of the subsequent rapid decline in such costs combined with lower market demand for lighting products.

Operating Profit

Selling, distribution, and administrative expenses (“SD&A expenses”) were $119.1 for the three months ended February 28, 2010 compared with $108.2 in the prior-year period, which represented an increase of $10.9, or 10.1%. SD&A expenses as a percent of net sales were 31.1% for the second quarter of fiscal 2010 compared with 28.0% for the same period in fiscal 2009. More than half of the period-over-period increase was due to higher incentive compensation and commission costs; prior-year expense for these items was at reduced levels reflecting the significant decline in the market. The remainder of the increase in SD&A expenses was due primarily to structurally higher operating costs associated with acquired businesses, as well as selected investments in sales and marketing resources and new products and services, partially offset by lower SD&A expenses due to streamlining actions taken in the prior year.

As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded a pre-tax charge of $5.4 during the second quarter of fiscal 2010 and a $4.6 pre-tax charge in the prior-year period. The charges in both fiscal years reflect severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce. The fiscal 2010 second quarter special charge includes a $3.7 non-cash asset impairment charge associated with a facility that the Company plans to close. During the second quarter of fiscal 2010, the Company realized total savings of over $12.0 from these streamlining efforts compared with approximately $6.0 of savings realized in the year-ago period. See the Outlook section for total expected savings from these actions.

Operating profit was $27.8 for the three months ended February 28, 2010 compared with $28.6 reported for the prior-year period, a decrease of $0.8, or 2.8%. Operating profit margin decreased by 10 basis points to 7.3% from 7.4% in the prior-year period. The decrease in operating profit margin in the second quarter of fiscal 2010 compared with the prior-year period was due to the increases in SD&A expenses and the special charge, partially offset by the higher gross margin explained above.

Excluding the special charges in both periods, adjusted operating profit for the second quarter of fiscal 2010 and 2009 was $33.2. Fiscal 2010 second quarter adjusted operating profit margin of 8.7% was 10 basis points higher than the prior-year’s adjusted margin of 8.6%.

Other Expense (Income)

Other expense (income) for the Company consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, for the three months ended February 28, 2010 and 2009 was $8.1 and $7.5, respectively. Interest expense, net, increased 8.0% for the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 due primarily to higher average outstanding debt balances, partially offset by a lower average effective borrowing rate. In the second quarter of fiscal 2010, miscellaneous income of $0.6 represented primarily the impact of changes in exchange rates on foreign currency items.

Due to the early retirement of the 2010 Notes, the Company recognized a pre-tax loss of $10.5 during the second quarter of fiscal 2010.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 26.5% and 32.1% for the three months ended February 28, 2010 and 2009, respectively. The effective income tax rate for the second quarter of fiscal 2010 was positively affected by various discrete items, including federal tax credits, favorable state audit settlements, and benefits from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for the year will be approximately 33% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the second quarter of fiscal 2010 decreased by $7.2 to $7.2 (including $3.5 for the after-tax special charge) from $14.4 (including $2.9 for the after-tax special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decline in operating profit and the loss on the early debt extinguishment, partially offset by lower tax expense.

Excluding the special charges in both periods and the loss on the early extinguishment of debt, adjusted income from continuing operations for the second quarter of fiscal 2010 was $17.5 compared with $17.3 in the year-ago period. Excluding the special charges and the loss on the early extinguishment of debt, adjusted diluted earnings per share from continuing operations for the second quarter of fiscal 2010 was $0.40 compared with $0.41 for the prior-year period.

Results from Discontinued Operations and Net Income

In the second quarter of fiscal 2010, the Company recorded a $0.6 gain from discontinued operations due to revisions of estimates of certain legal reserves established at the time of the Spin-off.

Net income for the second quarter of fiscal 2010 declined to $7.8 from $14.4 reported for the prior-year period. The decrease in net income resulted primarily from the above noted decline in income from continuing operations, partially offset by lower tax expense and the gain from discontinued operations.

Six Months of Fiscal 2010 Compared with Six Months of Fiscal 2009

The following table sets forth information comparing the components of net income for the six months ended February 28, 2010 and 2009:

	Six Months Ended February 28,		Increase (Decrease)		Percent Change
	2010	2009
Net Sales	$775.2	$838.2	$(63.0)		(7.5)%
Cost of Products Sold	461.6	522.0	(60.4)		(11.6)%

Gross Profit	313.6	316.2	(2.6)		(0.8)%
Percent of net sales	40.5%	37.7%	280	bps
Selling, Distribution, and Administrative Expenses	237.7	227.2	10.5		4.6%
Special Charge	5.4	26.6	(21.2)		(79.7)%

Operating Profit	70.5	62.4	8.1		13.0%
Percent of net sales	9.1%	7.4%	170	bps
Other Expense (Income)
Interest Expense, net	14.8	15.5	(0.7)		(4.5)%
Loss on Early Debt Extinguishment	10.5	—	10.5		100.0%
Miscellaneous Income	(0.1)	(4.1)	4.0		(97.6)%

Total Other Expense (Income)	25.2	11.4	13.8		121.1%

Income from Continuing Operations before Provision for Income Taxes	45.3	51.0	(5.7)		(11.2)%
Percent of net sales	5.8%	6.1%	(30	)bps
Provision for Taxes	14.8	17.2	(2.4)		(14.0)%

Effective tax rate	32.7%	33.7%
Income from Continuing Operations	30.5	33.8	(3.3)		(9.8)%
Income from Discontinued Operations	0.6	—	0.6		100.0%

Net Income	$31.1	$33.8	$(2.7)		(8.0)%

Diluted Earnings per Share from Continuing Operations	$0.69	$0.81	$(0.12)		(14.8)%

Diluted Earnings per Share from Discontinued Operations	$0.01	$—	$0.01		100.0%

Net sales were $775.2 for the six months ended February 28, 2010 compared with $838.2 reported in the prior-year period, a decline of $63.0, or 7.5%. For the six months ended February 28, 2010, the Company reported income from continuing operations of $30.5 compared with $33.8 for the six months ended February 28, 2009. For the first six months of fiscal 2010, diluted earnings per share from continuing operations decreased 14.8% to $0.69, from $0.81 for the prior-year period. For the six months ended February 28, 2010 and 2009, the Company recorded $3.5 and $16.8, respectively, in after-tax special charges for estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities. Included in the results for the six months ended February 28, 2010 was a $6.8 after-tax loss associated with the early extinguishment of debt. The special charges and loss on early extinguishment of debt negatively impacted fiscal 2010 first half results by $0.24 per diluted share; special charges recorded in the prior year negatively impacted fiscal 2009 first half results by $0.40 per diluted share.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to accelerate the streamlining of the organization, including the consolidation of certain manufacturing facilities, and the loss on the early extinguishment of debt. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges and loss on the early extinguishment of debt. These non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Six Months Ended February 28,
	2010	2009
Operating Profit	$70.5	$62.4
Addbacks: Special Charge	5.4	26.6

Adjusted Operating Profit	$75.9	$89.0
Percent of net sales	9.8%	10.6%
Income from Continuing Operations	$30.5	$33.8
Addback: Special Charge, net of tax	3.5	16.8
Addback: Loss on Early Debt Extinguishment, net of tax	6.8	—

Adjusted Income from Continuing Operations	$40.8	$50.6

Diluted Earnings per Share from Continuing Operations	$0.69	$0.81
Addback: Special Charge, net of tax	0.08	0.40
Addback: Loss on Early Debt Extinguishment, net of tax	0.16	—

Adjusted Diluted Earnings per Share from Continuing Operations	$0.93	$1.21

Net Sales

The 7.5% decline in net sales for the six months ended February 28, 2010 compared with the prior-year period was due primarily to lower volume of product shipments and unfavorable pricing and mix of products sold (“price/mix”). These factors were due primarily to the continued decline in the non-residential and residential construction markets. Although it is impossible to precisely quantify price from product mix, the Company estimates that over half of the unfavorable price/mix was attributable to pricing with the unfavorable change in product mix largely attributable to a higher percentage of sales of lower-priced retail products. Baseline sales volumes decreased by approximately 7% in the current period compared with the same period last year, which consisted of a decline in shipments of commercial and industrial products and—to a lesser extent—declines in shipments of products serving residential and certain international markets. In the first six months of fiscal 2010, the acquisitions of LC&D and Sensor Switch contributed incremental sales of approximately $29.0, which was essentially offset by the negative impact from unfavorable price/mix. Changes in foreign currency exchange rates favorably impacted fiscal 2010 first half net sales by approximately one percentage point compared with the prior-year period.

Gross Profit

Gross profit margin increased 280 basis points to 40.5% of net sales for the six months ended February 28, 2010 from 37.7% reported for the prior-year period. The increase in gross profit margin for the current period was due primarily to lower material and component costs, and to a lesser degree, savings from streamlining efforts, contributions from the recent acquisitions, and benefits from productivity improvements. These benefits were partially offset by unfavorable changes in product prices, the mix of products sold, and higher pension costs. The prior-year’s first half gross profit margins were negatively impacted by the rapid rise of material and component costs for which the Company was unable to recover in higher selling prices because of the subsequent rapid decline in such costs combined with lower market demand for lighting products. Gross profit decreased $2.6, or 0.8%, to $313.6 for the six months ended February 28, 2010 compared with $316.2 for the prior-year period. The decrease in gross profit was largely attributable to the decline in overall sales volume, lower selling prices, and change in the mix of products sold, partially offset by lower material and component costs.

Operating Profit

SD&A expenses were $237.7 for the six months ended February 28, 2010 compared with $227.2 in the prior-year period, which represented an increase of $10.5, or 4.6%. SD&A expenses as a percent of sales were 30.7% for the first six months of fiscal 2010 compared with 27.1% for the same period in fiscal 2009. More than half of the period-over-period increase was due to higher incentive compensation and commissions costs; prior-year expense for these items was at reduced levels reflecting the significant decline in the market. The remainder of the increase in SD&A expenses was due primarily to structurally higher operating costs associated with acquired businesses, as well as selected investments in sales and marketing resources and new products and services.

As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded a pre-tax charge of $5.4 during the first half of fiscal 2010 compared with $26.6 in the prior-year period. The charges in both fiscal years reflect severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce, as well as non-cash asset impairment charges on certain assets related to those manufacturing facilities. The pre-tax asset impairment charges for the first half of fiscal 2010 and 2009 were $3.7 and $1.6, respectively. During the first six months of fiscal 2010, the Company realized total savings of over $23.0 from these streamlining efforts compared with approximately $8.0 of savings realized in the prior-year period. See the Outlook section for total expected savings from these actions.

Operating profit was $70.5 for the six months ended February 28, 2010 compared with $62.4 reported for the prior-year period, an increase of $8.1, or 13.0%. Operating profit margin increased to 9.1% compared with 7.4% in the prior-year period. The increase in operating profit margin in the first half of fiscal 2010 compared with the prior-year period was due to the increase in gross margin and the decrease in the special charge, partially offset by the increase in SD&A expenses as a percentage of net sales as discussed above.

Excluding the special charges in both periods, adjusted operating profit for the first half of fiscal 2010 decreased $13.1, or 14.7%, to $75.9 compared with $89.0 in the prior-year period. Adjusted operating profit margin for the first half of fiscal 2010 of 9.8% was 80 basis points lower than prior year’s adjusted margin of 10.6%. The decrease was due primarily to higher SD&A expenses.

Other Expense (Income)

Other expense (income) for the Company consists primarily of net interest expense and foreign exchange related gains and losses. Interest expense, net, was $14.8 and $15.5 for the six months ended February 28, 2010 and 2009, respectively. Interest expense, net, decreased 4.5% for the first half of fiscal 2010 compared with the first half of fiscal 2009 due primarily to a lower effective interest rate on borrowings, partially offset by a decrease in interest income earned due to lower short-term interest rates. Miscellaneous income for the first six months of fiscal 2010 of $0.1 declined $4.0 from the $4.1 reported in the prior-year period. The decline in miscellaneous income was due primarily to the impact of changes in exchange rates on foreign currency items.

Due to the early retirement of the 2010 Notes, the Company recognized a pre-tax loss of $10.5 during the first half of fiscal 2010.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 32.7% and 33.7% for the six months ended February 28, 2010 and 2009, respectively. The effective income tax rate for the first half of fiscal 2010 was positively affected by federal tax credits, favorable state audit settlements, and benefits from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for the year will be approximately 33% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for the first six months of fiscal 2010 decreased $3.3 to $30.5 (including $3.5 for the after-tax special charge) from $33.8 (including $16.8 for the after-tax special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the loss from the early debt extinguishment and lower miscellaneous income, partially offset by the above noted increase in operating profit and lower tax expense.

Excluding the special charges in both periods and the loss on the early extinguishment of debt reported in fiscal 2010, adjusted income from continuing operations for the first six months of fiscal 2010 was $40.8 compared with $50.6 in the year-ago period, a decrease of $9.8, or 19.4%. The year-over-year decline in adjusted income from continuing operations was due primarily to higher SD&A expense and lower miscellaneous income. Excluding the special charges and the loss on the early extinguishment of debt, adjusted diluted earnings per share for the first six months of fiscal 2010 were $0.93 compared with $1.21 for the prior-year period. In addition to the items noted above that impacted adjusted income from continuing operations, adjusted diluted earnings per share for the first six months of the fiscal year were negatively impacted an increase in the number of shares outstanding compared with the prior-year period. The increase in shares outstanding was due primarily to shares issued as partial consideration for the acquisitions of Sensor Switch and LC&D.

Results from Discontinued Operations and Net Income

The Company incurred a $0.6 gain from discontinued operations for the first half of fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off.

Net income for the first six months of fiscal 2010 decreased by $2.7 to $31.1 from $33.8 reported for the prior-year period. The decrease in net income resulted primarily from the loss from the early debt extinguishment and lower miscellaneous income, partially offset by the above noted increase in operating profit and lower tax expense.

Outlook

The performance of the Company, like most companies, is influenced by a multitude of factors such as the health of the economy, including employment, credit availability, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand. Key indicators continue to signal declines for North American non-residential construction activity. Accordingly, management still expects that for fiscal 2010 the percentage decline for net sales in the overall markets it serves will be in the mid-teens. The Company’s comparable backlog at the end of the second quarter of fiscal 2010 was down 23% compared with the prior year, although a large portion of the decline in backlog is due primarily to reduced order lead times and a reduction in late backlog.

While prices for certain materials and components, including steel and petroleum, declined from their record highs in the summer and fall of 2008, higher prices for certain materials and components have once again begun to rise, placing pressure on the Company’s margins. The Company expects to respond to cost increases with higher selling prices where appropriate. However, due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices. Notwithstanding efforts to recoup potentially higher costs, management believes pricing will continue to be competitive in certain channels and geographies but expects the negative impact to be partially offset through productivity improvements and benefits from new product introductions.

During fiscal 2010, the Company expects to realize approximately $50.0 of annualized benefits from the streamlining actions taken in fiscal 2009, of which approximately $28.0 of benefits were realized during fiscal 2009. In addition, the Company anticipates additional annualized savings beginning in fiscal 2011 of approximately $10.0 due to the streamlining efforts taken during the second quarter of fiscal 2010. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value for all stakeholders and accelerate profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, relighting, and customer connectivity.

In addition to the recent acquisitions, which significantly increased the Company’s presence in the growing lighting controls market, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products, enhance services to its customers, and expand market presence in key sectors such as home centers and the renovation and relight market will provide growth opportunities, which should enable the Company to outperform the overall markets it serves. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.

The Company expects cash flow from operations to remain strong in 2010 and intends to invest approximately $25.0 in capital expenditures during the year. Also, the Company estimates the annual tax rate to approximate 33% for fiscal 2010.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense; depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of significant accounting estimates with the Company’s Audit Committee.

For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Goodwill and Indefinite Lived Intangible Assets

The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP, including, but not limited to, projected future net sales, operating results, and cash flow.

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

In light of the continuing decline in the non-residential construction market and the current performance related to its trade names, the Company continues to monitor the valuation of the indefinite lived intangible assets, in particular the Mark Lighting trade name. Since the most current indefinite lived intangible asset analysis performed in fiscal 2009, the fair values of the Company’s trade names continue to exceed the carrying values by a significant amount, except for the Mark Lighting trade name. Although revenue growth estimates have been revised downward as compared to prior year estimates and performance has declined further since fiscal 2009, management currently believes that no estimated potential impairment related to the Mark Lighting trade name exists based on previous fair values coupled with the changes in estimates. Additionally, the Company determined that any estimated potential impairment related to the Mark Lighting trade name based on reasonably likely changes in the assumptions would not be material to the Company’s financial results, trend of earnings, or financial position.

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and the Company’s ability to manage those costs as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2010 annual tax rate; and (g) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in interest rates, foreign exchange rates and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by Acuity Brands in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2010, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased as of February 28, 2010. However, no repurchases were made during the Company’s most recently completed fiscal quarter.

Item 5.	Other Information

Amended and Restated Supplemental Deferred Savings Plan

On March 26, 2010, the Company amended and restated the 2005 Supplemental Deferred Savings Plan (“Plan”) effective as of January 1, 2010. There were no substantive changes to participants’ benefits but rather incorporation of four previous amendments as well as new amended language for administrative and operational clarifications.

Severance Agreements

As previously disclosed, the Severance Agreements for named executive officers of the Corporation were amended to comply with certain interpretations of Section 162(m) of the Internal Revenue Code by eliminating the reference to the payment of an annual cash bonus at target and were replaced by the payment of a cash amount equal to the executive’s gross salary multiplied by a specified percentage (“Multiplier”). The Multiplier for each of the named executive officers, with the exception of Mr. Nagel, was erroneously listed in the amendments. On March 30, 2010, amendments to the Severance Agreements for each of the named executive officers, with the exception of Mr. Nagel, were executed to reflect the correct Multiplier. The amendments to the Severance Agreements are attached to this Form 10-Q as Exhibits 10(d) through 10(g) and are incorporated herein by reference.

Results of Annual Shareholders Meeting

At the Company’s annual meeting of shareholders held on January 8, 2010 in Atlanta, Georgia, the shareholders elected the following nominees to the Board of Directors for various terms identified in the following table. Votes cast were as follows:

	Term Expiring at the Annual Meeting for	For	Withheld
George C. Guynn	2012	35,004,779	96,452

Vernon J. Nagel	2012	34,923,740	177,491

Julia B. North	2012	34,717,375	383,856

In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: Peter C. Browning, John L. Clendenin, Gordon D. Harnett, Robert F. McCullough, Ray M. Robinson, and Neil Williams.

Votes cast for or against, and the number of abstentions and broker non-votes for the other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non- Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm	38,157,465	159,478	68,982	—

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 33).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: March 31, 2010	/s/ Vernon J. Nagel
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: March 31, 2010	/s/ Richard K. Reece
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(b)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(c)	Registration Rights Agreement, dated December 8, 2009, by and among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding LLC and Banc of America Securities LLC and J.P. Morgan Securities Inc., as initial purchasers.	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

EXHIBIT 10	(a)	Amendment No. 1, dated as of November 12, 2009, to 5-Year Revolving Credit Agreement, dated as of October 19, 2008.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 16, 2009, which is incorporated herein by reference.

	(b)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.

	(c)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Filed with the Commission as part of this Form 10-Q.

	(d)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-Q.

	(e)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick.	Filed with the Commission as part of this Form 10-Q.

	(f)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-Q.

	(g)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and C. Dan Smith.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.