Form 10-Q
period 2010-05-31
ACUITY BRANDS INC
filed 2010-06-30
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-16583

ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2632672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock—$0.01 Par Value – 43,545,797 shares as of June 29, 2010.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	May 31,	August 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$194.5	$18.7
Accounts receivable, less reserve for doubtful accounts of $1.9 at May 31, 2010 and August 31, 2009	236.0	227.4
Inventories	143.3	140.8
Deferred income taxes	17.3	16.7
Prepayments and other current assets	17.2	19.3

Total Current Assets	608.3	422.9

Property, Plant, and Equipment, at cost:
Land	7.7	7.3
Buildings and leasehold improvements	113.6	111.8
Machinery and equipment	344.6	334.7

Total Property, Plant, and Equipment	465.9	453.8
Less – Accumulated depreciation and amortization	324.8	308.0

Property, Plant, and Equipment, net	141.1	145.8

Other Assets:
Goodwill	508.9	510.6
Intangible assets	181.1	184.8
Deferred income taxes	2.7	2.6
Other long-term assets	26.6	23.9

Total Other Assets	719.3	721.9

Total Assets	$1,468.7	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$164.2	$162.3
Current maturities of long-term debt	—	209.5
Accrued compensation	41.0	35.3
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	73.9	67.8

Total Current Liabilities	280.3	476.1

Long-Term Debt	353.3	22.0

Accrued Pension Liabilities, less current portion	53.0	51.1

Deferred Income Taxes	11.4	13.0

Self-Insurance Reserves, less current portion	8.5	8.8

Other Long-Term Liabilities	45.3	47.4

Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,302,333 issued and 42,954,566 outstanding at May 31, 2010; and 49,851,316 issued and 42,433,143 Outstanding at August 31, 2009	0.5	0.5
Paid-in capital	657.8	647.2
Retained earnings	438.5	404.2
Accumulated other comprehensive loss items	(60.4)	(57.4)
Treasury stock, at cost, 7,347,767 shares at May 31, 2010 and 7,418,173 shares at August 31, 2009	(319.5)	(322.3)

Total Stockholders’ Equity	716.9	672.2

Total Liabilities and Stockholders’ Equity	$1,468.7	$1,290.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net Sales	$407.6	$396.6	$1,182.7	$1,234.8
Cost of Products Sold	244.0	243.0	705.6	765.1

Gross Profit	163.6	153.6	477.1	469.7
Selling, Distribution, and Administrative Expenses	124.7	112.1	362.2	339.3
Special Charge	(0.3)	—	5.2	26.6

Operating Profit	39.2	41.5	109.7	103.8
Other Expense (Income):
Interest expense, net	7.3	6.4	22.1	21.9
Loss on early debt extinguishment	—	—	10.5	—
Miscellaneous expense (income), net	(1.0)	2.0	(1.1)	(2.2)

Total Other Expense	6.3	8.4	31.5	19.7

Income from Continuing Operations before Provision for Income Taxes	32.9	33.1	78.2	84.1
Provision for Income Taxes	11.6	10.8	26.4	28.0

Income from Continuing Operations	21.3	22.3	51.8	56.1
Income (Loss) from Discontinued Operations	—	(0.3)	0.6	(0.3)

Net Income	$21.3	$22.0	$52.4	$55.8

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.49	$0.53	$1.20	$1.36
Basic Earnings (Loss) per Share from Discontinued Operations	—	(0.01)	0.01	(0.01)

Basic Earnings per Share	$0.49	$0.52	$1.21	$1.35

Basic Weighted Average Number of Shares Outstanding	42.7	40.9	42.5	40.4

Diluted Earnings per Share from Continuing Operations	$0.48	$0.52	$1.17	$1.34
Diluted Earnings (Loss) per Share from Discontinued Operations	—	(0.01)	0.01	(0.01)

Diluted Earnings per Share	$0.48	$0.51	$1.18	$1.33

Diluted Weighted Average Number of Shares Outstanding	43.5	41.7	43.3	41.1

Dividends Declared per Share	$0.13	$0.13	$0.39	$0.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$52.4	$55.8
Add: (Gain) Loss from Discontinued Operations	(0.6)	0.3

Income from Continuing Operations	51.8	56.1
Adjustments to reconcile net income to net cash provided by (used for) Operating activities:
Depreciation and amortization	27.7	26.1
Excess tax benefits from share-based payments	(1.5)	(0.6)
Loss on early debt extinguishment	10.5	—
Loss on the sale or disposal of property, plant, and equipment	0.1	—
Asset impairments	3.4	1.6
Deferred income taxes	(2.0)	(4.5)
Other non-cash items	6.6	6.9
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(10.2)	48.9
Inventories	(3.1)	(7.6)
Prepayments and other current assets	(2.7)	5.9
Accounts payable	2.9	(49.5)
Other current liabilities	13.4	(61.0)
Other	0.1	5.1

Net Cash Provided by Operating Activities	97.0	27.4

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(15.9)	(15.1)
Proceeds from sale of property, plant, and equipment	0.2	0.1
Acquisitions	—	(162.4)

Net Cash Used for Investing Activities	(15.7)	(177.4)

Cash Provided by (Used for) Financing Activities:
Revolving credit facility borrowings, net	—	60.8
Repayments of long-term debt	(237.9)	(160.0)
Issuance of long-term debt	346.5	—
Proceeds from stock option exercises and other	4.9	2.8
Excess tax benefits from share-based payments	1.5	0.6
Dividends paid	(17.0)	(16.0)

Net Cash Provided by (Used for) Financing Activities	98.0	(111.8)

Cash from Discontinued Operations:
Net Cash (Used for) Provided by Operating Activities	—	(0.3)

Net Cash Used for Discontinued Operations	—	(0.3)
Effect of Exchange Rate Changes on Cash	(3.5)	(6.7)

Net Change in Cash and Cash Equivalents	175.8	(268.8)
Cash and Cash Equivalents at Beginning of Period	18.7	297.1

Cash and Cash Equivalents at End of Period	$194.5	$28.3

Supplemental Cash Flow Information:
Income taxes paid during the period	$25.0	$32.0
Interest paid during the period	$17.9	$26.7
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
          The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2010, the consolidated results of operations for the three and nine months ended May 31, 2010 and 2009, and the consolidated cash flows for the nine months ended May 31, 2010 and 2009. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (File No. 001-16583) (“Form 10-K”) and the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2010 (File No. 001-16583) (“Form 8-K”).
          The results of operations for the three and nine months ended May 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets of the Company for the remainder of fiscal year 2010.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
2. Discontinued Operations
          As described in the Description of Business and Basis of Presentation footnote, the Company completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

	Three months ended		Nine months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Income before Provision for Income	$—	$—	$0.6	$—
Provision for Income Taxes	—	0.3	—	0.3

	$—	$(0.3)	$0.6	$(0.3)

          In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. The income from discontinued operations relates to the revision of estimates during the second quarter of fiscal 2010 of certain legal reserves established at the time of the Spin-off. As it was with the original reserve, the income from discontinued operations had no income tax effect. Information regarding guarantees and indemnities related to the Spin-off are included in the Commitments and Contingencies footnote.
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
     Subsequent Events
          The Company has evaluated for recognition and disclosure subsequent events for occurrences and transactions after the date of the condensed financial statements at May 31, 2010 and for the three and nine months ended May 31, 2010.
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
4. New Accounting Pronouncements
     Accounting Standards Adopted in Fiscal 2010
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) is the single official source of authoritative, nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS 168—which now resides in the Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”), within the Codification—was effective for interim and annual periods ending after September 15, 2009 and, therefore, was adopted by the Company on November 30, 2009. The Company determined, however, that the standard did not have an effect on the Company’s financial position, results of operations, or cash flows upon adoption.
          In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-1”), which amends the Codification for the issuance of SFAS 168. See discussion on SFAS 168 above as adoption was concurrent with that standard.
          In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The updates to the Codification require new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2010-06 effective March 1, 2010. The Company determined that the update had no impact on its financial position, results of operations, or cash flows upon adoption.
          In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in this standard update define a SEC filer within the Codification and eliminate the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance of February 24, 2010, and the Company adopted the amendments accordingly. As the update only pertained to disclosures, ASU 2010-09 had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.
          In June 2008, FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share (“EPS”) using the two-class method. The provisions of this standard were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and were therefore adopted by the Company on September 1, 2009. The effect of the implementation of this guidance impacted the Company’s basic and diluted EPS calculations retroactively for the three and nine month periods ended May 31, 2009 as follows: 1) basic EPS is $0.52 compared with $0.54 reported previously for the third quarter of fiscal 2009, and diluted EPS is $0.51 compared with $0.53 reported previously for the third quarter of fiscal 2009; while 2) basic EPS is $1.35 compared with $1.38 reported previously for the first nine months of fiscal 2009, and diluted EPS is $1.33 compared with $1.35 reported previously for the first nine months of fiscal 2009. The EPS amounts for previously reported periods have been adjusted due to retrospective adoption of this standard.
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
     Accounting Standards Yet to Be Adopted
          In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-14 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-14.
          In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-13 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-13.
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
          The Company recorded amortization expense of $1.7 and $1.5 related to intangible assets with finite lives during the three months ended May 31, 2010 and 2009, respectively. The Company recorded amortization expense of $5.3 and $3.9 related to intangible assets with finite lives during the nine months ended May 31, 2010 and 2009, respectively. The rise in amortization expense for the first nine months of 2010 as compared with the prior-year period was primarily attributable to the amortizable intangible assets obtained in the December 31, 2008 acquisition of substantially all the assets and the assumption of certain liabilities of LC&D and the April 20, 2009 acquisition of Sensor Switch. Amortization expense is expected to be approximately $7.0 in fiscal 2010, $6.7 in fiscal 2011, $5.8 in fiscal 2012, $5.0 in fiscal 2013, and $4.9 in fiscal 2014. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
6. Inventories
          Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31,	August 31,
	2010	2009
Raw materials and supplies	$67.5	$69.8
Work in process	9.9	11.9
Finished goods	75.5	70.3

	152.9	152.0
Less: Reserves	(9.6)	(11.2)

Total Inventory	$143.3	$140.8

7. Earnings per share
          Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 288,034 shares (whole units) were excluded from the diluted earnings per share calculation for the nine months ended May 31, 2010, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within Notes 6 and 7 of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Basic Earnings per Share from Continuing Operations:
Income from continuing operations	$21.3	$22.3	$51.8	$56.1

Basic weighted average shares outstanding	42.7	40.9	42.5	40.4

Basic earnings per share	$0.49	$0.53	$1.20	$1.36

Diluted Earnings per Share from Continuing Operations:
Income from continuing operations	$21.3	$22.3	$51.8	$56.1

Basic weighted average shares outstanding	42.7	40.9	42.5	40.4
Common stock equivalents	0.8	0.8	0.8	0.7

Diluted weighted average shares outstanding	43.5	41.7	43.3	41.1

Diluted earnings per share	$0.48	$0.52	$1.17	$1.34

Basic Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$—	$(0.3)	$0.6	$(0.3)

Basic weighted average shares outstanding	42.7	40.9	42.5	40.4

Basic earnings (loss) per share	$—	$(0.01)	$0.01	$(0.01)

Diluted Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$—	$(0.3)	$0.6	$(0.3)

Basic weighted average shares outstanding	42.7	40.9	42.5	40.4
Common stock equivalents	0.8	0.8	0.8	0.7

Diluted weighted average shares outstanding	43.5	41.7	43.3	41.1

Diluted earnings (loss) per share	$—	$(0.01)	$0.01	$(0.01)

          In accordance with ASC 260, of which updated provisions became effective September 1, 2009, the computation of common stock outstanding has been modified to include unvested share-based payment awards with rights to receive nonforfeitable dividends as participating securities. The application of the standard decreased both basic and diluted EPS by $0.02 for the three months ended May 31, 2009 and $0.03 and $0.02 for the nine months ended May 31, 2009, respectively, as compared to the previously reported amounts.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
8. Comprehensive Income
          U.S. GAAP guidance pertaining to comprehensive income requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net income	$21.3	$22.0	$52.4	$55.8
Foreign currency translation adjustments	(3.8)	13.3	(3.0)	(17.9)

Comprehensive income	$17.5	$35.3	$49.4	$37.9

9. Debt
     Lines of Credit
          On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants, including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of May 31, 2010. At May 31, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 discussed below.
          The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorgan Chase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margins were 0.50% and 0.32% as of May 31, 2010 and 2009, respectively. During the periods ended May 31, 2010 and 2009, the Company paid commitment fees at a rate of approximately 0.1%.
          At May 31, 2010, the Company had outstanding letters of credit totaling $11.5, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At May 31, 2010, a total of $7.3 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.
     Notes
          On December 1, 2009, the Company simultaneously announced the private offering by ABL, Acuity Brands’ wholly-owned principal operating subsidiary, of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020 (the “Notes”) and the cash tender offer for the $200.0 of publicly traded notes outstanding that were scheduled to mature in August 2010 (the “2010 Notes”). In addition to the retirement of the 2010 Notes, the Company used the proceeds to repay the $25.3 outstanding balance on a three-year unsecured promissory note issued to the former sole shareholder of Sensor Switch as part of ABL’s acquisition of Sensor Switch during fiscal 2009, as discussed below, with the remainder used for general corporate purposes.
          The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes is payable semi-annually on June 15 and December 15, commencing on June 15, 2010. Additionally, the Company capitalized $2.9 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.
          In December 2009, the Company commenced a cash tender offer to purchase the 2010 Notes at a priced premium of $1,050.91 per $1,000.00 (whole dollars). The aggregate principal amount of $175.7, representing approximately 87.9% of the outstanding 2010

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
Notes, was validly tendered. The total consideration plus the applicable accrued and unpaid interest was paid to the tendering holders on the settlement date of December 10, 2009. The loss on the transaction, including the premium paid, expenses, and the write-off of the remaining deferred issuance costs associated with the notes, was approximately $9.6. On February 23, 2010, the Company redeemed the remaining $24.3 of the 2010 Notes outstanding for consideration of $25.1 plus accrued interest. The loss, including the premium paid and expenses, on the transaction was approximately $0.9.
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
          In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. If the exchange offer is not completed on or before December 8, 2010, the registration rights agreement provides that the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or a shelf registration statement is declared effective.
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
          The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Interest expense	$7.4	$6.5	$22.4	$22.9
Interest income	(0.1)	(0.1)	(0.3)	(1.0)

Interest expense, net	$7.3	$6.4	$22.1	$21.9

10. Commitments and Contingencies
     Self-Insurance
          It is the policy of the Company to self-insure—up to certain limits—traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources, including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the nine months ended May 31, 2010 are summarized as follows:

Balance at September 1, 2009	$3.4
Adjustments to the warranty and recall reserve	3.5
Payments made during the period	(3.5)

Balance at May 31, 2010	$3.4

11. Share-Based Payments
          The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $3.4 and $3.5 of share-based expense for the three months ended May 31, 2010 and 2009, respectively, and $9.1 and $10.4 for the nine months ended May 31, 2010 and 2009, respectively, excluding the acceleration of certain share-based expense as a result of employee terminations recorded as part of the special charges (See Special Charges footnote). The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.2 for the three months ended May 31, 2010, and no income tax benefit was recognized for the three months ended May 31, 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 and $0.6 for the nine months ended May 31, 2010 and 2009, respectively.
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
          Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2010 and 2009 included the following components:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Service cost	$0.8	$0.6	$2.3	$1.9
Interest cost	2.1	2.2	6.3	6.5
Expected return on plan assets	(1.8)	(2.3)	(5.5)	(7.0)
Amortization of prior service cost	—	—	0.1	—
Recognized actuarial loss	0.8	0.4	2.6	1.3

Net periodic pension cost	$1.9	$0.9	$5.8	$2.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          In February 2010, the Company announced plans to continue its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During the second quarter of fiscal 2010, the Company recorded a pre-tax charge of $5.4, or $0.08 after-tax per diluted share. The total pre-tax charge consists primarily of $1.7 for estimated severances and employee benefits related to the planned consolidation of certain manufacturing operations and a reduction in workforce and $3.7 for asset impairments related to the closing of a manufacturing facility. Approximately $46.7 of cumulative special charges related to these activities has been incurred through May 31, 2010.
          The changes in the reserves related to the program during the nine months ended May 31, 2010 are included in Accrued Compensation on the Consolidated Balance Sheets and are summarized as follows:

	Severance	Exit Costs
Balance as of September 1, 2009	$11.0	$0.9
Special charge	1.4	0.3
Payments made during the period	(5.7)	(0.3)

Balance as of May 31, 2010	$6.7	$0.9

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of May 31, 2010 and August 31, 2009:

	Fair Value Measurements
	as of May 31, 2010:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$194.5	$194.5
Long-term investments (1)	3.1	3.1

Liabilities:
Deferred compensation plan (2)	$3.1	$3.1

	Fair Value Measurements
	as of August 31, 2009:
	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$18.7	$18.7
Long-term investments (1)	4.7	4.7

Liabilities:
Deferred compensation plan (2)	$4.7	$4.7

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.
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
          The Company does not possess any assets or liabilities that are carried at fair value on a recurring basis classified as Level 3 assets or liabilities. In addition, no transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of Level 1, the transfers would be recognized on the date of occurrence.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2010 and August 31, 2009.

	May 31, 2010		August 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in nonconsolidating affiliates	$9.1	$9.1	$9.1	$9.1

Liabilities:
Senior unsecured public notes	$349.3	$358.3	$—	$—
Public notes at 8.375% interest	—	—	200.0	207.8
Promissory note	—	—	27.5	28.0
Industrial revenue bond	4.0	4.0	4.0	4.0
          Investments in nonconsolidating affiliates represents a strategic investment of less than a 20% ownership interest in a privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method. Therefore, the historical cost of the acquired shares represents the carrying value of the investment. The investee is currently reviewing certain strategic alternatives, including a possible sale. The Company is participating in these discussions, and, based on the outcome of the investee’s review, which the Company believes may be completed during the fiscal fourth quarter of the current year, the fair value of the Company’s investment could differ from its carrying value. If the investee decides to sell itself, the Company could incur a gain or loss on its investment based on the ultimate sale price. The Company is not able to estimate at this time the outcome of the investee’s review or the amount of any adjustment to the carrying value or any gain or loss which may result.
          Notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
          The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period, and the Company estimates that the carrying value approximates fair value as of May 31, 2010.
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
     Nonrecurring Fair Value Measurements
          As part of the streamlining actions taken during the second quarter of fiscal 2010, the Company recorded $3.7 in asset impairments related to the closure of a manufacturing facility and the abandonment of plant equipment. The Company’s restructuring plans triggered impairment indicators, which required the testing of the recoverability of the building and equipment per ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The fair value of the assets were estimated based primarily on undiscounted cash flows due to the short useful lives of the assets (e.g., less than one year) and the Company’s intentions for future use.
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
          The plant equipment had a carrying value of $0.3 as of February 28, 2010. Based on the lack of future use of the equipment and intended disposal, the assets were determined to be impaired during the second quarter of fiscal 2010 for the full net book value. Since management’s intent and use for the asset changed and no observable market data or inputs were utilized to determine the fair value of the equipment, the equipment was determined to be a Level 3 asset within the hierarchy.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
15. Supplemental Guarantor Condensed Consolidating Financial Statements
          In December 2009, ABL, Acuity Brands’ wholly-owned principal operating subsidiary of the Company, engaged in the refinancing of the current debt outstanding through a private placement bond offering of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020, which was completed during the second quarter of fiscal 2010 and in accordance with Rule 144A and Regulations of the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were used primarily to repurchase the $200.0 of publicly traded notes outstanding, of which Acuity Brands and ABL were co-obligors. The Company also used the proceeds to repay the three-year unsecured promissory note at 6% interest with an outstanding balance of $25.3 in January 2010 that was issued to the former sole shareholder of Sensor Switch as part of ABL’s acquisition of Sensor Switch during fiscal 2009, with the remainder used for general corporate purposes. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes is payable semi-annually on June 15 and December 15, commencing on June 15, 2010.
          In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. If the exchange offer is not completed on or before December 8, 2010, registration rights agreement provides that the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or a shelf registration statement is declared effective.
          Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the results of Acuity Brands. The column marked “Subsidiary Issuer” represents the results of ABL. The column entitled “Subsidiary Guarantor” represents the results for ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the results of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	At May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$168.9	$1.3	$—	$24.3	$—	$194.5
Accounts receivable, net	—	205.3	—	30.7	—	236.0
Inventories	—	134.0	—	9.3	—	143.3
Other current assets	6.9	22.8	—	4.8	—	34.5

Total Current Assets	175.8	363.4	—	69.1	—	608.3

Property, Plant, and Equipment, net	—	110.1	—	31.0	—	141.1
Goodwill	—	471.9	2.7	34.3	—	508.9
Intangible assets	—	61.3	117.3	2.5	—	181.1
Other long-term assets	—	21.4	—	7.9	—	29.3
Investments in subsidiaries	643.4	330.2	—	0.2	(973.8)	—

Total Assets	$819.2	$1,358.3	$120.0	$145.0	$(973.8)	$1,468.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.3	$151.9	$—	$12.0	$—	$164.2
Intercompany payable (receivable)	64.0	205.7	(56.3)	(213.4)	—	—
Other accrued liabilities	15.1	90.7	—	10.3	—	116.1

Total Current Liabilities	79.4	448.3	(56.3)	(191.1)	—	280.3

Long-Term Debt	—	353.3	—	—	—	353.3
Deferred Income Taxes	(30.4)	43.9	—	(2.1)	—	11.4
Other Long-Term Liabilities	53.3	41.6	—	11.9	—	106.8
Total Stockholders’ Equity	716.9	471.2	176.3	326.3	(973.8)	716.9

Total Liabilities and Stockholders’ Equity	$819.2	$1,358.3	$120.0	$145.0	$(973.8)	$1,468.7

Note: Intercompany payable (receivable) within the non-guarantors column primarily represents intercompany transactions between ABL and its direct subsidiary, Acuity Unlimited, Inc (“Acuity Unlimited”). The equity interest in Acuity Unlimited offsets this receivable. As no operating activity currently exists, Acuity Unlimited will issue a dividend and a return of capital in the amount of the capital investment made by ABL and settle the intercompany balance outstanding during fiscal 2010. The dividend and the return of capital will reduce intercompany receivable and total equity for the non-guarantors column by approximately $230.0 million and fully eliminate all Acuity Unlimited balance sheet amounts. ABL expects to record equal reductions in investments in subsidiaries and net intercompany payables.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	At August 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2.4	$0.6	$—	$15.7	$—	$18.7
Accounts receivable, net	—	186.4	—	41.0	—	227.4
Inventories	—	130.2	—	10.6	—	140.8
Other current assets	4.5	27.1	—	4.4	—	36.0

Total Current Assets	6.9	344.3	—	71.7	—	422.9

Property, Plant, and Equipment, net	—	113.4	—	32.4	—	145.8
Goodwill	—	471.9	2.7	36.0	—	510.6
Intangible assets	—	61.6	120.4	2.8	—	184.8
Other long-term assets	2.0	16.6	—	7.9	—	26.5
Intercompany notes receivable	—	2.4	—	—	(2.4)	—
Investments in subsidiaries	759.0	333.0	—	0.3	(1,092.3)	—

Total Assets	$767.9	$1,343.2	$123.1	$151.1	$(1,094.7)	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.2	$144.8	$—	$17.3	$—	$162.3
Intercompany payable (receivable)	56.6	200.2	(42.3)	(214.5)	—	—
Current maturities of long-term debt	—	209.5	—	—	—	209.5
Other accrued liabilities	14.3	79.1	—	10.9	—	104.3

Total Current Liabilities	71.1	633.6	(42.3)	(186.3)	—	476.1

Long-Term Debt	—	22.0	—	—	—	22.0
Intercompany Debt	—	—	—	2.4	(2.4)	—
Deferred Income Taxes	(29.1)	43.9	—	(1.8)	—	13.0
Other Long-Term Liabilities	53.7	41.1	—	12.5	—	107.3
Total Stockholders’ Equity	672.2	602.6	165.4	324.3	(1,092.3)	672.2

Total Liabilities and Stockholders’ Equity	$767.9	$1,343.2	$123.1	$151.1	$(1,094.7)	$1,290.6

Note: Intercompany payable (receivable) within the non-guarantors column primarily represents intercompany transactions between ABL and its direct subsidiary, Acuity Unlimited, Inc (“Acuity Unlimited”). The equity interest in Acuity Unlimited offsets this receivable. As no operating activity currently exists, Acuity Unlimited will issue a dividend and a return of capital in the amount of the capital investment made by ABL and settle the intercompany balance outstanding during fiscal 2010. The dividend and the return of capital will reduce intercompany receivable and total equity for the non-guarantors column by approximately $230.0 million and fully eliminate all Acuity Unlimited balance sheet amounts. ABL expects to record equal reductions in investments in subsidiaries and net intercompany payables.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Three Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$364.9	$—	$42.7	$—	$407.6
Intercompany sales	—	—	7.0	14.6	(21.6)	—

Total Sales	—	364.9	7.0	57.3	(21.6)	407.6
Cost of Products Sold	—	217.5	—	41.0	(14.5)	244.0

Gross Profit	—	147.4	7.0	16.3	(7.1)	163.6
Selling, Distribution, and Administrative Expenses	6.4	111.9	1.0	12.4	(7.0)	124.7
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Special Charge	—	(0.4)	—	0.1	—	(0.3)

Operating (Loss) Profit	(5.5)	35.4	6.0	3.4	(0.1)	39.2
Interest expense (income), net	2.0	5.4	—	(0.1)	—	7.3
Equity earnings in subsidiaries	(27.0)	(2.7)	—	—	29.7	—
Miscellaneous income, net	(0.1)	(0.8)	—	(0.1)	—	(1.0)

Income from Continuing Operations before Provision for Income Taxes	19.6	33.5	6.0	3.6	(29.8)	32.9
Provision for Income Taxes	(1.7)	10.0	2.1	1.2	—	11.6

Net Income	$21.3	$23.5	$3.9	$2.4	$(29.8)	$21.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Three Months Ended May 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$355.2	$—	$41.4	$—	$396.6
Intercompany sales	—	—	7.0	14.7	(21.7)	—

Total Sales	—	355.2	7.0	56.1	(21.7)	396.6
Cost of Products Sold	—	217.4	—	40.3	(14.7)	243.0

Gross Profit	—	137.8	7.0	15.8	(7.0)	153.6
Selling, Distribution, and Administrative Expenses	5.4	100.4	1.0	12.3	(7.0)	112.1
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Special Charge	(0.5)	0.5	—	—	—	—

Operating (Loss) Profit	(4.0)	36.4	6.0	3.1	—	41.5
Interest expense (income), net	1.8	4.7	—	(0.1)	—	6.4
Equity earnings in subsidiaries	(25.6)	(1.9)	—	—	27.5	—
Miscellaneous income expense, net	—	0.3	—	1.7	—	2.0

Income from Continuing Operations before Provision for Income Taxes	19.8	33.3	6.0	1.5	(27.5)	33.1
Provision for Income Taxes	(2.5)	10.8	2.0	0.5	—	10.8

Income from Continuing Operations	22.3	22.5	4.0	1.0	(27.5)	22.3
Loss from Discontinued Operations	(0.3)	—	—	—	—	(0.3)

Net Income	$22.0	$22.5	$4.0	$1.0	$(27.5)	$22.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Nine Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,039.3	$—	$143.4	$—	$1,182.7
Intercompany sales	—	—	19.9	44.5	(64.4)	—

Total Sales	—	1,039.3	19.9	187.9	(64.4)	1,182.7
Cost of Products Sold	—	617.8	—	132.3	(44.5)	705.6

Gross Profit	—	421.5	19.9	55.6	(19.9)	477.1
Selling, Distribution, and Administrative Expenses	17.4	322.0	3.0	39.7	(19.9)	362.2
Intercompany charges	(2.6)	1.4	—	1.2	—	—
Special Charge	—	5.1	—	0.1	—	5.2

Operating (Loss) Profit	(14.8)	93.0	16.9	14.6	—	109.7
Interest expense (income), net	5.9	16.3	—	(0.1)	—	22.1
Loss on early debt extinguishment	—	10.5	—	—	—	10.5
Equity earnings in subsidiaries	(66.4)	(10.5)	—	0.1	76.8	—
Miscellaneous (income) expense, net	(0.2)	(1.6)	—	0.7	—	(1.1)

Income from Continuing Operations before Provision for Income Taxes	45.9	78.3	16.9	13.9	(76.8)	78.2
Provision for Income Taxes	(5.9)	22.0	5.9	4.4	—	26.4

Income from Continuing Operations	51.8	56.3	11.0	9.5	(76.8)	51.8
Income from Discontinued Operations	0.6	—	—	—	—	0.6

Net Income	$52.4	$56.3	$11.0	$9.5	$(76.8)	$52.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Nine Months Ended May 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,099.7	$—	$135.1	$—	$1,234.8
Intercompany sales	—	—	22.1	43.3	(65.4)	—

Total Sales	—	1,099.7	22.1	178.4	(65.4)	1,234.8
Cost of Products Sold	—	678.4	—	130.0	(43.3)	765.1

Gross Profit	—	421.3	22.1	48.4	(22.1)	469.7
Selling, Distribution, and Administrative Expenses	17.3	301.6	3.1	39.4	(22.1)	339.3
Intercompany charges	(2.6)	1.5	—	1.1	—	—
Special Charge	(0.5)	19.2	—	7.9	—	26.6

Operating (Loss) Profit	(14.2)	99.0	19.0	(0.0)	—	103.8
Interest expense (income), net	4.9	17.2	—	(0.2)	—	21.9
Equity earnings in subsidiaries	(68.2)	(4.4)	—	—	72.6	—
Miscellaneous income, net	(0.1)	(1.0)	—	(1.1)	—	(2.2)

Income from Continuing Operations before Provision for Income Taxes	49.2	87.2	19.0	1.3	(72.6)	84.1
Provision for Income Taxes	(6.9)	28.4	6.1	0.4	—	28.0

Income from Continuing Operations	56.1	58.8	12.9	0.9	(72.6)	56.1
Loss from Discontinued Operations	(0.3)	—	—	—	—	(0.3)

Net Income	$55.8	$58.8	$12.9	$0.9	$(72.6)	$55.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	177.1	(94.6)	—	14.5	—	97.0

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(15.3)	—	(0.6)	—	(15.9)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2

Net Cash Used for Investing Activities	—	(15.2)	—	(0.5)	—	(15.7)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	4.9	—	—	—	—	4.9
Excess tax benefits from share-based payments	1.5	—	—	—	—	1.5
Dividends paid	(17.0)	—	—	—	—	(17.0)

Net Cash (Used for) Provided by Financing Activities	(10.6)	111.0	—	(2.4)	—	98.0

Effect of Exchange Rate Changes on Cash	—	(0.5)	—	(3.0)	—	(3.5)

Net Change in Cash and Cash Equivalents	166.5	0.7	—	8.6	—	175.8
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7

Cash and Cash Equivalents at End of Period	$168.9	$1.3	$—	$24.3	$—	$194.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended May 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	(92.6)	115.9	—	4.1	—	27.4

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(12.0)	—	(3.1)	—	(15.1)
Proceeds from sale of property, plant, and equipment	—	0.1	—	—	—	0.1
Investments in subsidiaries	(162.4)	—	—	—	162.4	—
Acquisitions	—	(162.4)	—	—	—	(162.4)

Net Cash Used for Investing Activities	(162.4)	(174.3)	—	(3.1)	162.4	(177.4)

Cash Provided by (Used for) Financing Activities:
Revolving credit facility borrowings, net	—	60.8	—	—	—	60.8
Repayments of long-term debt	(0.4)	(159.6)	—	—	—	(160.0)
Intercompany borrowings (payments)	—	0.2	—	(0.2)	—	—
Proceeds from stock option exercises and other	2.8	—	—	—	—	2.8
Excess tax benefits from share-based payments	0.6	—	—	—	—	0.6
Intercompany capital	—	162.4	—	—	(162.4)	—
Dividends paid	(16.0)	—	—	—	—	(16.0)

Net Cash (Used for) Provided by Financing Activities	(13.0)	63.8	—	(0.2)	(162.4)	(111.8)

Cash Flows from Discontinued Operations:
Net Cash Used for Operating Activities	(0.3)	—	—	—	—	(0.3)

Net Cash Used for Discontinued Operations	(0.3)	—	—	—	—	(0.3)
Effect of Exchange Rate Changes on Cash	—	(4.4)	—	(2.3)	—	(6.7)

Net Change in Cash and Cash Equivalents	(268.3)	1.0	—	(1.5)	—	(268.8)
Cash and Cash Equivalents at Beginning of Period	274.0	—	—	23.1	—	297.1

Cash and Cash Equivalents at End of Period	$5.7	$1.0	$—	$21.6	$—	$28.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of May 31, 2010 and for the three and nine-month periods ended May 31, 2010 and 2009. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (“Form 10-K”) and the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2010 (“Form 8-K”), for additional information regarding the Company.
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc., (“ABL”) and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. The Company operates 22 factories and distribution facilities along with two warehouses to serve its extensive customer base.
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
In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020 as more fully described below under the Capitalization section.
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, Acuity Brands believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased through August 2008. The Company currently expects to invest during fiscal 2010 approximately $25.0 primarily for new plant, equipment, tooling, and new and enhanced information technology capabilities, of which $15.9 was invested in the first nine months of fiscal 2010. In addition, the Company expects to contribute approximately $3.1 and $1.1 to its domestic and international defined benefit plans, respectively, during fiscal 2010.
Cash Flow
Acuity Brands uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase stock, fund acquisitions, and pay dividends. The Company’s available cash position at May 31, 2010 was $194.5, an increase of $175.8 from August 31, 2009. In addition to $97.0 of cash generated from operating activities during the first nine months of fiscal 2010, net proceeds from refinancing activities completed in the second quarter of fiscal 2010, as more fully described below under the Capitalization section, contributed $108.6 to the increase in the year-to-date cash position, which was partially offset by capital expenditures and dividends to stockholders.
The Company generated $97.0 of net cash from operating activities during the first nine months of fiscal 2010 compared with $27.4 of cash inflows in the prior-year period, an increase of $69.6. The prior-year period’s net cash from operating activities was negatively impacted by a decrease in other current liabilities due primarily to the payment of employee incentive compensation, which was attributable to fiscal 2008 record performance. Due to the sizable decline in the Company’s end-markets during fiscal 2009 and the resulting volume decline in sales and operating activities, cash in the prior-year period was negatively impacted by the decline in accounts payable and lower other current liabilities as previously noted, partially offset by a decline in accounts receivable.
Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $15.9 and $15.1 in the first nine months of fiscal 2010 and 2009, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal 2010 approximately $25.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.
During the nine months ended May 31, 2010, the Company received $4.9 in cash primarily from the exercise of stock options, as well as other employee stock plans. These receipts were more than offset by returns to stockholders during the first nine months through the payment of $17.0 in dividends.
Capitalization
The current capital structure of Acuity Brands is comprised principally of senior notes and equity of its stockholders. As of May 31, 2010, total debt outstanding increased $121.8 to $353.3 compared with $231.5 at August 31, 2009, due primarily to the issuance of debt further explained below, partially offset by the redemption of $200.0 of publicly traded notes that were scheduled to mature in August 2010 (the “2010 Notes”) and the repayment of principal on a three-year 6% unsecured promissory note issued to the former sole shareholder of Sensor Switch.
On December 8, 2009, ABL issued $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) in a private placement transaction. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. A portion of the net proceeds from the issuance of the Notes were used to retire the 2010 Notes. Additionally, management retired, without premium or penalty, the remaining $25.3 outstanding balance on the promissory note issued to the former sole shareholder of Sensor Switch.
The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of the Company. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. Interest on the Notes is payable semi-annually on June 15 and December 15, commencing on June 15, 2010.
As noted above, the Company retired $175.7, or 87.9%, of the 2010 Notes through the execution of a cash tender offer for a purchase price of $1,050.91 per $1,000.00 (whole dollars) in December 2009. The loss on the transaction, including the premium paid, expenses, and the write-off of deferred issuance costs associated with the notes, was approximately $9.6. In addition, the Company later redeemed during the second quarter of fiscal 2010 the remaining $24.3 of the 2010 Notes outstanding for consideration of $25.1 plus accrued interest. The loss, including the premium paid and expenses, on the redemption was approximately $0.9.
In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors to the Notes expect to file a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. If the exchange offer is not completed on or before December 8, 2010, the registration rights agreement provides that the annual interest rate borne by the Notes will increase by 0.50% per annum until the exchange offer is completed or a shelf registration statement is declared effective.
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
On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of May 31, 2010, the Company was compliant with all financial covenants under the Revolving Credit Facility. At May 31, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first nine months of fiscal 2010, the Company’s consolidated stockholders’ equity increased $44.7 to $716.9 at May 31, 2010 from $672.2 at August 31, 2009. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by the payment of dividends and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 33.0% and 25.6% at May 31, 2010 and August 31, 2009, respectively. The second quarter financing activities, which include the issuance of the $350.0 Notes and the early retirement of the $200.0 of 2010 Notes, increased the debt to total capitalization ratio. The ratio of debt, net of cash, to total capitalization, net of cash, was 18.1% at May 31, 2010 and 24.1% at August 31, 2009.
Dividends
The Company paid cash dividends on common stock of $17.0 ($0.39 per share) during the first nine months of fiscal 2010 compared with $16.0 ($0.39 per share) during the first nine months of fiscal 2009. The Company currently plans to continue to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations
Third Quarter of Fiscal 2010 Compared with Third Quarter of Fiscal 2009
The following table sets forth information comparing the components of net income for the three months ended May 31, 2010 and 2009:

	Three Months Ended
	May 31,		Increase		Percent
	2010	2009	(Decrease)		Change
Net Sales	$407.6	$396.6	$11.0		2.8%
Cost of Products Sold	244.0	243.0	1.0		0.4%

Gross Profit	163.6	153.6	10.0		6.5%
Percent of net sales	40.1%	38.7%	140	bps
Selling, Distribution, and Administrative Expenses	124.7	112.1	12.6		11.2%
Special Charge	(0.3)	—	(0.3)		100.0%

Operating Profit	39.2	41.5	(2.3)		(5.5)%
Percent of net sales	9.6%	10.5%	(90)	bps
Other Expense (Income)
Interest Expense, net	7.3	6.4	0.9		14.1%
Miscellaneous Expense (Income)	(1.0)	2.0	(3.0)		(150.0)%

Total Other Expense (Income)	6.3	8.4	(2.1)		(25.0)%

Income from Continuing Operations before Provision for Income Taxes	32.9	33.1	(0.2)		(0.6)%
Percent of net sales	8.1%	8.3%	(20)	bps
Provision for Taxes	11.6	10.8	0.8		7.4%

Effective tax rate	35.3%	32.5%
Income from Continuing Operations	21.3	22.3	(1.0)		(4.5)%
Loss from Discontinued Operations	—	(0.3)	0.3		(100.0)%

Net Income	$21.3	$22.0	$(0.7)		(3.2)%

Diluted Earnings per Share from Continuing Operations	$0.48	$0.52	$(0.04)		(7.7)%

Diluted Loss per Share from Discontinued Operations	$—	$(0.01)	$0.01		(100.0)%

Net sales were $407.6 for the three months ended May 31, 2010 compared with $396.6 reported in the prior-year period, an increase of $11.0, or 2.8%. For the three months ended May 31, 2010, the Company reported income from continuing operations of $21.3 compared with $22.3 for the three months ended May 31, 2009. For the three months ended May 31, 2010, the Company recorded $0.2 in after-tax special charge adjustments related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which had a minimal effect on earnings per share amounts for the period. Diluted earnings per share from continuing operations decreased 7.7% to $0.48 for the third quarter of fiscal 2010 as compared with $0.52 for the third quarter of fiscal 2009.
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

	Three Months Ended
	May 31,
	2010	2009
Operating Profit	$39.2	$41.5
Special Charge Adjustment	(0.3)	—

Adjusted Operating Profit	$38.9	$41.5
Percent of net sales	9.5%	10.5%
Income from Continuing Operations	$21.3	$22.3
Special Charge Adjustment, net of tax	(0.2)	—

Adjusted Income from Continuing Operations	$21.1	$22.3

Diluted Earnings per Share from Continuing Operations	$0.48	$0.52
Special Charge Adjustment, net of tax	—	—

Adjusted Diluted Earnings per Share from Continuing Operations	$0.48	$0.52

Net Sales
Although key markets continue to be negatively impacted by the decline in new construction spending due primarily to lower economic activity and tight lending standards for real estate, the Company’s net sales increased 2.8% for the three months ended May 31, 2010 compared with the prior-year period. Acquired sales associated with the purchase of Sensor Switch that occurred in the prior-year third quarter and the translation impact of the stronger dollar on international sales each contributed approximately one percentage point to current quarter net sales. Unit volumes increased approximately 4% over the prior-year period and was largely offset by unfavorable changes in product prices and the mix of product sold. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that a large majority of the decline was due to lower product selling prices in certain channels and geographies. The Company believes that it is starting to realize the benefits of its various investments as evidenced by the growth in unit volumes during a very difficult market. The Company achieved unit volumes growth in its lighting controls offering and products serving the renovation and relight market, as well as in the home center channel and the stock and flow portion of the distribution channel, all of which helped to offset lower sales associated with the decline in major new construction projects, particularly commercial and office buildings.
Gross Profit
Gross profit increased $10.0, or 6.5%, to $163.6 for the three months ended May 31, 2010 compared with $153.6 for the prior-year period. Gross profit margin increased 140 basis points to 40.1% of net sales for the three months ended May 31, 2010 from 38.7% reported for the prior-year period. The year-over-year increase in gross profit margin was due primarily to lower material and component costs and, to a lesser degree, contributions from recent acquisitions, savings from streamlining efforts, and benefits from productivity improvements. These benefits were partially offset by unfavorable changes in product prices, the mix of products sold, and higher employee pension and medical costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A expenses”) were $124.7 for the three months ended May 31, 2010 compared with $112.1 in the prior-year period, which represented an increase of $12.6, or 11.2%. SD&A expenses as a percent of net sales were 30.6% for the third quarter of fiscal 2010 compared with 28.3% for the same period in fiscal 2009. Approximately half of the period-over-period increase was due to higher incentive compensation due to expectations of current year performance relative to the Company’s served markets, as well as severely curtailed incentives earned in the prior fiscal year. The remainder of the increase in SD&A expenses was due primarily to new products and services, increased freight and commission costs, structurally higher operating costs associated with acquired businesses, and selected investments in sales and marketing resources, partially offset by lower SD&A expenses due to streamlining actions taken in the prior year. The Company estimates the selected investments reduced operating profit margin in the third quarter if 2010 by approximately one percentage point.
During the third quarter of fiscal 2010, the Company recorded a pre-tax adjustment of $0.3 to the special charge related to the Company’s ongoing initiatives to streamline and simplify operations. The amounts in the current quarter reflect reductions to severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce. See the Outlook section for total expected savings from these actions.

Operating profit was $39.2 for the three months ended May 31, 2010 compared with $41.5 reported for the prior-year period, a decrease of $2.3, or 5.5%. Operating profit margin decreased by 90 basis points to 9.6% from 10.5% in the prior-year period. The decrease in operating profit margin in the third quarter of fiscal 2010 compared with the prior-year period was due to the increase in SD&A expenses, partially offset by the higher gross margin explained above.
Other Expense (Income)
Other expense (income) for the Company consists primarily of interest expense and foreign exchange related gains and losses. Interest expense, net, for the three months ended May 31, 2010 and 2009 was $7.3 and $6.4, respectively. Interest expense, net, increased 14.1% for the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 due primarily to higher average outstanding debt balances, partially offset by a lower average effective borrowing rate. In the third quarter of fiscal 2010, miscellaneous income of $1.0 represented primarily the favorable impact of changes in exchange rates on foreign currency items compared with the prior-year period miscellaneous expense of $2.0 related to unfavorable changes in exchange rates during that period.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 35.3% and 32.5% for the three months ended May 31, 2010 and 2009, respectively. The effective income tax rate for the third quarter of fiscal 2010 was higher due to the effect of favorable federal tax credits and state audit settlements on the prior period tax rate, which were greater than those recognized in the current period. The Company estimates that the effective tax rate for the year will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for the third quarter of fiscal 2010 decreased by $1.0 to $21.3 (including $0.2 for the after-tax special charge adjustment) from $22.3 reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the above noted decline in operating profit and higher tax expense.
Excluding the adjustments to special charges in the current period, adjusted income from continuing operations for the third quarter of fiscal 2010 was $21.1 compared with $22.3 in the year-ago period.
Results from Discontinued Operations and Net Income
Net income for the third quarter of fiscal 2010 declined to $21.3 from $22.0 reported for the prior-year period. The decrease in net income resulted primarily from the above noted decline in income from continuing operations.

Nine Months of Fiscal 2010 Compared with Nine Months of Fiscal 2009
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2010 and 2009:

	Nine Months Ended
	May 31,		Increase		Percent
	2010	2009	(Decrease)		Change
Net Sales	$1,182.7	$1,234.8	$(52.1)		(4.2)%
Cost of Products Sold	705.6	765.1	(59.5)		(7.8)%

Gross Profit	477.1	469.7	7.4		1.6%
Percent of net sales	40.3%	38.0%	230	bps
Selling, Distribution, and Administrative Expenses	362.2	339.3	22.9		6.7%
Special Charge	5.2	26.6	(21.4)		(80.5)%

Operating Profit	109.7	103.8	5.9		5.7%
Percent of net sales	9.3%	8.4%	90	bps
Other Expense (Income)
Interest Expense, net	22.1	21.9	0.2		0.9%
Loss on Early Debt Extinguishment	10.5	—	10.5		100.0%
Miscellaneous Expense (Income)	(1.1)	(2.2)	1.1		(50.0)%

Total Other Expense (Income)	31.5	19.7	11.8		59.9%

Income from Continuing Operations before Provision for Income Taxes	78.2	84.1	(5.9)		(7.0)%
Percent of net sales	6.6%	6.8%	(20)	bps
Provision for Taxes	26.4	28.0	(1.6)		(5.7)%

Effective tax rate	33.8%	33.3%
Income from Continuing Operations	51.8	56.1	(4.3)		(7.7)%
Income (Loss) from Discontinued Operations	0.6	(0.3)	0.9		(300.0)%

Net Income	$52.4	$55.8	$(3.4)		(6.1)%

Diluted Earnings per Share from Continuing Operations	$1.17	$1.34	$(0.17)		(12.7)%

Diluted Earnings (Loss) per Share from Discontinued Operations	$0.01	$(0.01)	$0.02		(200.0)%

Net sales were $1,182.7 for the nine months ended May 31, 2010 compared with $1,234.8 reported in the prior-year period, a decline of $52.1, or 4.2%. For the nine months ended May 31, 2010, the Company reported income from continuing operations of $51.8 compared with $56.1 for the nine months ended May 31, 2009. For the first nine months of fiscal 2010, diluted earnings per share from continuing operations decreased 12.7% to $1.17, from $1.34 for the prior-year period. For the nine months ended May 31, 2010 and 2009, the Company recorded $3.4 and $16.8, respectively, in after-tax special charges for estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during the second quarter of fiscal 2010. The special charges and loss on early extinguishment of debt negatively impacted fiscal 2010 nine month-period results by $0.24 per diluted share; special charges recorded in the prior year negatively impacted the fiscal 2009 nine-month period results by $0.40 per diluted share.
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

	Nine Months Ended
	May 31,
	2010	2009
Operating Profit	$109.7	$103.8
Addbacks: Special Charge	5.2	26.6

Adjusted Operating Profit	$114.9	$130.4
Percent of net sales	9.7%	10.6%
Income from Continuing Operations	$51.8	$56.1
Addback: Special Charge, net of tax	3.4	16.8
Addback: Loss on Early Debt Extinguishment, net of tax	6.8	—

Adjusted Income from Continuing Operations	$62.0	$72.9

Diluted Earnings per Share from Continuing Operations	$1.17	$1.34
Addback: Special Charge, net of tax	0.08	0.40
Addback: Loss on Early Debt Extinguishment, net of tax	0.16	—

Adjusted Diluted Earnings per Share from Continuing Operations	$1.41	$1.74

Net Sales
Net sales for the nine months ended May 31, 2010 declined 4.2% compared with the prior-year period. Acquired sales associated with the purchase of the control businesses in the prior-year period and the translation impact of the stronger dollar on international sales each contributed approximately one percentage point to current year-to-date net sales. Unit volumes decreased approximately 2% over the prior-year period while unfavorable changes in product prices and the mix of product sold negatively impacted year-over-year net sales by an estimated 4%. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that a large majority of the decline was due to lower product selling prices in certain channels and geographies.
Gross Profit
Gross profit margin increased 230 basis points to 40.3% of net sales for the nine months ended May 31, 2010 from 38.0% reported for the prior-year period. The increase in gross profit margin for the current period was due primarily to lower material and component costs, and to a lesser degree, savings from streamlining efforts, contributions from the recent acquisitions, and benefits from productivity improvements. These benefits were partially offset by unfavorable changes in product prices, the mix of products sold, and higher employee pension and medical costs. The gross profit margin in the prior-year period was negatively impacted by the rapid rise of material and component costs, primarily during the first and second quarters, for which the Company was unable to recover in higher selling prices because of the subsequent rapid decline in such costs, combined with lower market demand for lighting products. Gross profit increased $7.4, or 1.6%, to $477.1 for the nine months ended May 31, 2010 compared with $469.7 for the prior-year period. The increase in gross profit was largely attributable to lower material and component costs and contributions from the recent acquisitions, partially offset by the negative impact from unfavorable changes in price/mix.
Operating Profit
SD&A expenses were $362.2 for the nine months ended May 31, 2010 compared with $339.3 in the prior-year period, which represented an increase of $22.9, or 6.7%. SD&A expenses as a percent of sales were 30.6% for the first nine months of fiscal 2010 compared with 27.5% for the same period in fiscal 2009. More than half of the period-over-period increase was due to higher incentive compensation due to expectations of current year performance relative to the Company’s served markets, as well as severely curtailed incentives earned in the prior fiscal year. The remainder of the increase in SD&A expenses was due primarily to structurally higher operating costs associated with acquired businesses, higher commission and freight costs, and selected investments in sales and marketing resources and new products and services.
As part of the Company’s ongoing initiatives to streamline and simplify operations, the Company recorded a pre-tax charge of $5.2 during the first nine months of fiscal 2010 compared with $26.6 in the prior-year period. The charges in both fiscal years reflect severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce, as well as non-cash asset impairment charges on certain assets related to those manufacturing facilities. The pre-tax, non-

cash asset impairment charges for the first nine months of fiscal 2010 and 2009 were $3.7 and $1.6, respectively. During the first nine months of fiscal 2010, the Company realized total savings of approximately $37.0 from these streamlining efforts compared with approximately $18.0 of savings realized in the prior-year period. See the Outlook section for total expected savings from these actions.
Operating profit was $109.7 for the nine months ended May 31, 2010 compared with $103.8 reported for the prior-year period, an increase of $5.9, or 5.7%. Operating profit margin increased to 9.3% compared with 8.4% in the prior-year period. The increase in operating profit margin in the first nine months of fiscal 2010 compared with the prior-year period was due to the increase in gross margin and the decrease in the special charge, partially offset by the increase in SD&A expenses as a percentage of net sales as discussed above.
Excluding the special charge in both periods, adjusted operating profit for the first nine months of fiscal 2010 decreased $15.5, or 11.9%, to $114.9 compared with $130.4 in the prior-year period. Adjusted operating profit margin for the first nine months of fiscal 2010 of 9.7% was 90 basis points lower than prior year’s adjusted margin of 10.6%. The decrease was due primarily to higher SD&A expenses as explained above.
Other Expense (Income)
Other expense (income) for the Company consists primarily of net interest expense and foreign exchange related gains and losses. Interest expense, net, was $22.1 and $21.9 for the nine months ended May 31, 2010 and 2009, respectively. Interest expense, net, increased slightly by 0.9% for the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009 due primarily to the higher average debt outstanding and the effect of lower short-term interest rates on interest income earned, partially offset by lower effective interest rate on borrowings. Miscellaneous income for the first nine months of fiscal 2010 of $1.1 declined $1.1 from the $2.2 reported in the prior-year period. The decline in miscellaneous income was due primarily to the impact of changes in exchange rates on foreign currency items.
Due to the early retirement of the 2010 Notes in the second quarter of fiscal 2010, the Company recognized a pre-tax loss of $10.5 during the first nine months of the fiscal year.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 33.8% and 33.3% for the nine months ended May 31, 2010 and 2009, respectively. The current period discrete items, including federal tax credits, favorable state audit settlements, and benefits from increased export of goods manufactured in the U.S, were slightly lower than those experienced in the prior-year period. The Company estimates that the effective tax rate for the year will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for the first nine months of fiscal 2010 decreased $4.3 to $51.8 (including $10.2 for the after-tax special charge and loss on early debt extinguishment) from $56.1 (including $16.8 for the after-tax special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from higher SD&A expenses and the loss on the early debt extinguishment, partially offset by a decrease in special charges.
Excluding the special charge in both periods and the loss on the early extinguishment of debt reported in fiscal 2010, adjusted income from continuing operations for the first nine months of fiscal 2010 was $62.0 compared with $72.9 in the year-ago period, a decrease of $10.9, or 15.0%. The year-over-year decline in adjusted income from continuing operations was due primarily to higher SD&A expense. Excluding the special charges and the loss on the early extinguishment of debt, adjusted diluted earnings per share from continuing operations for the first nine months of fiscal 2010 was $1.41 compared with $1.74 for the prior-year period. In addition to the items noted above that impacted adjusted income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of the current fiscal year were negatively impacted by an increase in the number of shares outstanding compared with the prior-year period. The increase in shares outstanding was due primarily to shares issued as partial consideration for the acquisitions of Sensor Switch and LC&D.
Results from Discontinued Operations and Net Income
The Company incurred a $0.6 gain from discontinued operations for the first nine months of fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off compared with a loss from discontinued operations of $0.3 related to income tax adjustments made during the prior-year period.
Net income for the first nine months of fiscal 2010 decreased by $3.4 to $52.4 from $55.8 reported for the prior-year period. The decrease in net income resulted primarily from the loss on the early debt extinguishment, lower miscellaneous income, and higher income tax expense, partially offset by the above noted increase in operating profit and the gain on discontinued operations compared with a loss in the prior-year period.

Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors such as the health of the economy, including employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand. Key indicators continue to signal declines for North American non-residential construction activity. Accordingly, management still expects that for fiscal 2010 the percentage decline in the overall markets it serves will be in the mid-teens. The Company’s comparable backlog at the end of the third quarter of fiscal 2010 was up 2.4% compared with the prior year.
Also, a concern of management is an industry-wide shortage of certain types of electronic ballasts and drivers due to a global shortage of certain common electronic components. This has resulted in extended lead times and limited availability for some ballasts and drivers. This situation is expected to persist for the near future and may adversely impact shipments in the fiscal fourth quarter.
While prices for certain materials and components, including steel and petroleum, declined from their record highs in the summer and fall of 2008, higher prices for certain materials and components have once again begun to rise, placing pressure on the Company’s margins. The Company expects to respond to cost increases with higher selling prices where appropriate, and announced a 3-5% price increase on most products effective at the end of May 2010. However, due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices. Notwithstanding efforts to recoup potentially higher costs, management believes pricing will continue to be competitive in certain channels and geographies but expects the negative impact to be partially offset through productivity improvements and benefits from new product introductions.
During fiscal 2010, the Company expects to realize approximately $50.0 of annualized benefits from the streamlining actions taken in fiscal 2009, of which approximately $28.0 of benefits were realized during fiscal 2009. Also, the Company anticipates additional annualized savings of approximately $10.0 beginning in fiscal 2011 due to the streamlining efforts announced during the second quarter of fiscal 2010. The Company projects that it will achieve the annualized savings rate by the second quarter of fiscal 2011. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value for all stakeholders and accelerate profitable growth opportunities, including a continued focus on industry-leading product innovation incorporating sustainable design, relighting, and customer connectivity.
In addition to the recent acquisitions, which significantly increased the Company’s presence in the growing lighting controls market, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products, enhance services to its customers, and expand market presence in key sectors such as home centers and the renovation and relight market will provide growth opportunities, which should enable the Company to continue to outperform the overall markets it serves. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.
The Company expects cash flow from operations to remain strong for the remainder of fiscal 2010 and intends to invest approximately $25.0 in capital expenditures during the year. Also, the Company estimates the annual tax rate to approximate 34% for fiscal 2010.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting unit volume decline; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2010 annual tax rate; and (g) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. In addition, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General. Acuity Brands is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2010, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Since October 2005, the Company’s Board of Directors has authorized the repurchase of 10 million shares of the Company’s outstanding common stock, of which approximately 9.5 million shares had been repurchased as of May 31, 2010. However, no repurchases were made during the Company’s most recently completed fiscal quarter.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 42).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: June 30, 2010	/s/ Vernon J. Nagel

VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

DATE: June 30, 2010	/s/ Richard K. Reece

RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER (Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(b)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

	(c)	Registration Rights Agreement, dated December 8, 2009, by and among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding LLC and Banc of America Securities LLC and J.P. Morgan Securities Inc., as initial purchasers.	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.

EXHIBIT 12	(a)	Statement re Computation of Ratios.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.