Form 10-K
period 2010-08-31
ACUITY BRANDS INC
filed 2010-10-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-16583.

ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia (Address of principal executive offices)	30309-7676 (Zip Code)

(404) 853-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based on the closing price of the Registrant’s common stock of $38.98 as quoted on the New York Stock Exchange on February 28, 2010, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,693,028,436.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,807,894 shares as of October 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part II, Item 5	Proxy Statement for 2010 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2010 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)

Overview

Acuity Brands, Inc. (“Acuity Brands”), the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”), was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting fixtures, control devices, components, systems and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets.

The Company designs, produces, and distributes a full range of indoor and outdoor lighting and control systems for commercial and institutional, industrial, infrastructure, and residential applications. The Company manufactures or procures lighting products primarily in North America, Europe, and Asia. These products and related services are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lightingtm, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, Metal Optics®, Antique Street Lampstm, Tersentm, Synergy® Lighting Controls, Sensor Switch®, Lighting Control & Designtm, and ROAM®. As of August 31, 2010, the Company manufactures products in 14 plants in North America and two plants in Europe.

Principal customers include electrical distributors, retail home improvement centers, national accounts, electric utilities, municipalities, and lighting showrooms located in North America and select international markets serving new construction, renovation, and facility maintenance applications. In North America, the Company’s products and lighting systems are sold by independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the Company employs a sales force that utilizes distribution methods to meet specific individual customer or country requirements. In fiscal 2010, North American sales accounted for approximately 97% of net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one operating segment.

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to the Discontinued Operations footnote of the Notes to Consolidated Financial Statements.

Industry Overview

Based on industry sources and government information, the Company estimates that in fiscal 2010 the size of the North American market for lighting fixtures, lighting controls, and related product and services that is served by the Company was approximately $9.3 billion. This includes non-portable light fixtures (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting products, emergency lighting fixtures, and energy management and architectural lighting control systems. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and related lighting components, such as lighting ballasts and lamps. The U.S. market, which represents approximately 82% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) participate in varying degrees in the total North American lighting fixture and controls market and have approximately half of the total market share. The remainder of the North American market is served by hundreds of other lighting manufacturers, including privately-owned and primarily smaller companies.

The Company operates in a highly competitive industry that is affected by volatility in a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability and commodity costs. The Company’s primary market, non-residential construction, is sensitive to the volatility of these general economic factors. Based on industry sources, the Company estimates that new construction and additions in fiscal 2010 and 2009 accounted for approximately 74% and 78%, respectively, of the non-residential market while alterations, including renovation, accounted for approximately 26% and 22%, respectively. This mix can vary over time depending on economic conditions. As such, given the current economic environment, new construction in the non-residential market declined at a more rapid rate than alterations, which caused the change in mix. Construction spending on infrastructure projects such as highways, streets, and urban developments also has a material impact on the demand for the Company’s infrastructure-focused products. Demand for the Company’s lighting products sold through its retail channels are highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

A growing source of demand for the lighting industry is being attributed to the renovation and replacement of lighting systems in existing buildings. The potential U.S. market size is estimated to be significant (possibly greater than $100 billion of installed base) due to square footage of existing non-residential buildings containing older, less efficient lighting systems.

The industry is influenced by the development of new lighting technologies, including light emitting diode (“LED”), electronic ballasts, embedded controls, and more effective optical designs; federal and state requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies for using more energy-efficient fixtures and controls; and design technologies addressing sustainability. Traditional lighting manufacturers, including the Company, are offering product solutions based on these technologies utilizing internally developed, licensed, or acquired intellectual property. In addition, traditional lighting manufacturers are experiencing competition from new entrants with a focus on new technology-based lighting solutions.

Consolidation remains a key trend in the lighting equipment and controls industry, as well as the broader electrical industry leading to more extensive product offerings and increased globalization. Evidence of this trend are the recent combinations among electrical distributors, the 2008 acquisition by Koninklijke Philips Electronics N.V. of The Gentlyte Group Incorporated, and the Company’s fiscal 2009 acquisitions of Sensor Switch, Inc. and Lighting Control & Design, Inc. and fiscal 2010 acquisition of Renaissance Lighting, Inc.

Products

The Company produces a wide variety of lighting fixtures and controls systems and related products and services used in the following applications:

Products and Services:

•	Commercial & Institutional — Includes stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Products that serve these applications include recessed, surface, and suspended lighting products, recessed downlighting, track lighting, and controls systems (occupancy sensors, photocontrols, relay panels, architectural dimming panels, and integrated controls systems), as well as special-use lighting products. The outdoor areas associated with these applications are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Includes primarily warehouses and manufacturing facilities, which utilize a variety of general purpose and special-use lighting products, as well as controls systems offerings.

•	Infrastructure — Includes highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, sign lighting, and integrated controls systems.

•	Residential — Addressed with a combination of decorative fluorescent and downlighting products, as well as utilitarian fluorescent products.

•	Services — Includes monitoring and controlling of lighting systems through machine-to-machine wireless network technology for outdoor applications, as well as energy audit and turn-key labor renovation services for indoor applications in the commercial, industrial, institutional, and infrastructure markets.

Sales of products accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2010, 2009, and 2008.

Sales and Marketing

Sales.  The Company sells to customers in the North American market with separate sales forces targeted at delivering value added products and services to specific customer, channel, and geographic segments. As of August 31, 2010, these sales forces consist of approximately 300 company-employed salespeople and a network of approximately 200 independent sales agencies, each of which employs numerous salespeople. The Company also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.

Marketing.  The Company markets its products to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the Internet and other electronic media. The Company owns and operates training and display facilities in numerous locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.

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

A single customer of the Company, The Home Depot, accounted for approximately 11% of net sales of the Company in fiscal 2010, 2009, and 2008. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.

Manufacturing

The Company operates 16 manufacturing facilities, including eight facilities in the United States, six facilities in Mexico, and two facilities in Europe. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, including assembly, reflector forming and anodizing and high-end glass production, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, sockets, ballasts, and power supplies are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. Outsourcing production and distribution to local suppliers’ factories and warehouses also provides an opportunity to lower Company-owned component inventory while maintaining high service levels through frequent just-in-time deliveries. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. In fiscal 2010, net sales of finished product manufactured by others accounted for approximately 22% of the Company’s net sales, while the Company’s U.S. operations produced approximately 25%; Mexico produced approximately 50%; and Europe produced approximately 3%.

Management continues to focus on certain initiatives to make the Company more globally competitive. One of these initiatives relates to enhancing the Company’s global supply chain and includes the consolidation of certain manufacturing facilities into more efficient locations. Since the beginning of fiscal 2002, the Company has closed 15 manufacturing facilities, including two separate facilities downsized in fiscal 2010 and 2009. These consolidation efforts reduced the total square footage used for manufacturing by approximately 39%.

Distribution

Products are delivered directly or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.

Research and Development

Research and development (“R&D”) efforts are targeted toward the development of products with an ever-increasing performance-to-cost ratio and energy efficiency, while close relationships with lamp, ballast, LED, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the Company’s fixture designs. For fiscal 2010, 2009, and 2008, research and development expense totaled $28.0, $20.8, and $30.3, respectively. The increase in fiscal 2010 expense was due primarily to higher incentive compensation associated with R&D associates compared with fiscal 2009 amounts.

Competition

The lighting equipment and controls market served by the Company is highly competitive, with some of the largest suppliers serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality, product and lighting system design, energy efficiency, customer relationships, and service capabilities. The Company’s primary competitors in the North American lighting fixture and controls market include Cooper Industries plc., Hubbell Incorporated, and Koninklijke Philips Electronics N.V. The Company estimates that the four largest manufacturers (including Acuity Brands Lighting), which participate in varying degrees in the total North American lighting fixture and controls market, have approximately half of the total market share. In addition to these primary competitors, the Company also competes with hundreds of smaller lighting manufacturers, numerous lighting controls manufacturers of varying size, and, to a lesser degree, large, diversified global electronics companies.

The market is competitive for lighting and lighting-related products and services and continues to evolve. Consolidation remains a key trend. Certain broader and more global electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products. In addition, there have been a growing number of new competitors offering solid-state (primarily LED) product solutions to compete with traditional lighting solutions.

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

Raw Materials

The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical components, plastics, and other petroleum-based materials and components. In fiscal 2010, the Company purchased approximately 119,000 tons of steel and aluminum. The Company estimates that less than 10% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately 3.5 million gallons of diesel fuel was consumed in fiscal 2010 through the Company’s distribution activities. The Company purchases most raw materials on the open market and relies on third parties for providing certain finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods.

The Company does not currently engage in or expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to 12 months. Significant increases in the prices of the Company’s products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, there can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results. Decreases in the costs of raw materials generally are also passed along in the form of lower selling prices.

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

Backlog Orders

The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The Company ships approximately 55% of sales orders during the month in which those orders are placed. Sales order backlogs, believed to be firm as of August 31, 2010 and 2009, were $137.6 and $137.0, respectively.

Patents, Licenses and Trademarks

The Company owns or has licenses to use various domestic and foreign patents and trademarks related to its products, processes, and businesses. These intellectual property rights are important factors for its businesses. To protect these proprietary rights, the Company relies on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of the Company. Management is not aware of any pending claims asserting that the Company does not have the right to use intellectual property that is material to the Company. While patents and patent applications in the aggregate are important to the competitive position of the Company, no single patent or patent application is individually material to the Company.

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

A significant portion of net sales relates to customers in the new construction and renovation markets. The new construction market is cyclical in nature and subject to changes in general economic conditions. Unit sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.

International Operations

The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 53% of the products sold by the Company are manufactured by the Company outside the United States.

Of the Company’s total products sold, approximately 50% are produced at six facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. The Company may be required to make additional investments in automated equipment to partially offset potential increases in labor and wage costs.

The Company’s initiatives to become more globally competitive include streamlining its global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, social, or other events in a country where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.

For fiscal 2010, net sales outside the U.S. represented approximately 11% of total net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

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

Employees

Acuity Brands employs approximately 6,000 people, of whom approximately 3,200 are employed in the United States, 2,500 in Mexico, 50 in Canada, and 200 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 3,600 persons (including approximately 1,400 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a.	Risk Factors

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 36. These risks include, without limitation:

Risks Related to the Business of Acuity Brands, Inc.

General business and economic conditions may affect demand for the Company’s products and services, which could impact results from operations.

The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as general economic vitality, employment levels, credit availability, interest rates and commodity costs. Declines in general economic activity may negatively impact new construction, and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results from operations, and cash flows.

Tight credit conditions could impair the ability of the Company and other industry parties to effectively access capital markets, which could negatively impact the Company’s capital position and demand for the Company’s products and services.

Tight credit conditions could impair the Company’s ability to effectively access capital. This could impair the Company’s ability to refinance debt as it becomes due or to obtain additional credit, if needed. The inability to effectively access capital markets could adversely affect the Company’s financial position, results from operations, and cash flows.

In addition, the impact of the tight credit conditions has and could continue to impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in a decline in construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and could adversely affect the Company’s results from operations and cash flow. The lack of credit availability and the general economic conditions over the last two years have negatively impacted the Company’s results from operations by reducing customer demand.

Acuity Brands is heavily dependent on the strength of construction activity.

Sales of lighting equipment depend significantly on the level of activity in new construction and renovations. Demand for non-residential construction and renovation is driven by many factors, including but not limited to economic activity, employment levels, credit availability, interest rates, accessibility to financing, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by interest rates and credit availability, as well as the supply of existing homes, price appreciation, and household formation rates. Significant declines in either non-residential or residential construction activity could significantly impact the Company’s results from operations and cash flow. Since early fiscal 2009, both the Company and the industry experienced declines in sales volumes resulting from weakness in both the non-residential and residential construction markets due to the weak economic environment.

Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials, components, and purchased finished goods.

The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, LEDs, ballasts, power supplies, petroleum-based by-products, natural gas, and copper. Future increases in the costs of these items could adversely affect operating margins, as there can be no assurance that future raw material and component price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers and, therefore, is reasonably insulated from risks affecting any one supplier. However, there are a limited number of suppliers for certain components and certain purchased finished goods, and disruptions in supply for those items could negatively impact the Company’s short-term performance. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price. Since mid-fiscal 2010, the industry has experienced shortages in certain electronic components used in the manufacturing of ballasts and power supplies, resulting in delays in sourcing these vital components. A persistent lack of availability of these components could adversely impact shipments in future periods. Variability in cost and availability could adversely affect the Company’s results from operations and cash flows.

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

Acuity Brands may experience difficulties in the consolidation of manufacturing facilities which could impact the shipments to customers, product quality, and the ability to realize the expected savings from streamlining actions.

During fiscal 2009, the Company continued its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs. Upon completion of these actions, the Company realized annualized benefits of more than $50.0. During fiscal 2010, the Company announced plans to relocate certain production and down-size two facilities, and, upon completion, the Company expects to realize $10.0 in annualized benefits. The Company will gain from such activity only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Acuity Brands is subject to risks related to operations outside the United States.

The Company has substantial activities outside of the United States, including sourcing of products, materials, and components. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; and unforeseen increases in tariffs and taxes. The Company continues to monitor conditions affecting its international locations. Some of these risks could have a material adverse effect on the Company’s business, financial condition, results from operations, and cash flows in the future.

The Company is exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from non-U.S. dollar denominated transactions, particularly in our international operations. Potential decreases in income could result from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar.

Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.

The Company is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which the Company operates. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future laws or regulations, including those imposed in response to energy, climate change, or similar concerns. These laws may impact the manufacture and distribution of the Company’s products and place restrictions on the products the Company can sell in certain geographical locations.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. The Company has established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, the Company’s potential liability to remediate sites for which provisions have not previously been established, and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on the Company’s financial condition or results. In addition, the presence of environmental contamination at the Company’s properties could adversely affect its ability to sell a property, receive full value for a property, or use a property as collateral for a loan.

Acuity Brands may develop unexpected legal contingencies or matters that exceed insurance coverage.

The Company is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 per occurrence, including product liability claims, and is fully self-insured for certain other types of claims, including environmental, product recall, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results from operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.

Acuity Brands may pursue future growth through strategic acquisitions and alliances, which may not yield anticipated benefits.

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

The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies developed by others, and the obtaining of appropriate patents play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, lighting controls systems, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margin and desirable levels of sales volume. Consolidation remains a key trend. Certain broader and more global electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products.

Acuity Brands may be unable to sustain significant customer and/or channel partner relationships.

Relationships forged with customers, including The Home Depot which historically has represented slightly greater than 10% of the Company’s total net sales, are directly impacted by the Company’s ability to deliver high-quality products and services. The Company does not have a written contract obligating The Home Depot to purchase its products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm the Company’s sales, profitability and cash flow. The Company also has relationships with channel partners such as electrical distributors and independent sale agencies. While the Company has experienced positive, and in most cases long-term, relationships with these channel partners, the loss of some number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could, at least in the short-term, adversely affect the Company’s sales, profitability, and cash flows.

If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items and could be the target of product liability claims if consumers are injured.

The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled and does not maintain insurance for such events. The Company’s quality control procedures relating to the raw materials, including packaging, that it receives from third-party suppliers, as well as the Company’s quality control procedures relating to its products after those products are designed, manufactured, and packaged, may not be sufficient. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. The Company may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company. A significant product recall or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flows.

Acuity Brands could be adversely affected by disruptions of its operations.

The breakdown of equipment or other events, including labor disputes, pandemics or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ plants could have a material adverse effect on the Company’s financial results and cash flows. Approximately 50% of the Company’s sales of finished products are manufactured in Mexico, a country that is currently experiencing heightened civil unrest, which could also disrupt supply of products from these facilities. Further, because many of the Company’s customers are, to varying degrees, dependent on planned deliveries from the Company’s plants, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems, in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial results and cash flows.

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

The inability to attract and retain talented employees and/or a loss of key employees could adversely affect the effectiveness of the Company’s operations.

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

additional streamlining efforts; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality, and could adversely affect the Company’s financial condition and results from operations.

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

Acuity Brands has received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Spin-off (including certain related transactions) qualifies as tax-free to Acuity Brands, Zep, and Acuity Brands’ stockholders for United States federal income tax purposes under section 355 and related provisions of the Internal Revenue Code (“IRC”). Although a private letter ruling generally is binding on the IRS, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Acuity Brands will not be able to rely on the ruling. Moreover, the IRS will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the IRC. Rather, the private letter ruling is based upon representations by Acuity Brands that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

Acuity Brands has received an opinion of King & Spalding LLP, counsel to Acuity Brands, to the effect that, with respect to the requirements referred to above on which the IRS will not rule, those requirements will be satisfied. The opinion is based on, among other things, certain assumptions and representations as to factual matters made by Acuity Brands and Zep which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

If the Spin-off fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Acuity Brands, measured by the difference between (1) the aggregate fair market value of the shares of Zep common stock on the date of the Spin-off and (2) Acuity Brands’ adjusted tax basis in the shares of Zep common stock on the date of the Spin-off. The corporate level tax would be payable by Acuity Brands. However, Zep has agreed, under certain circumstances, to indemnify Acuity Brands for this tax liability. In addition, under the applicable Treasury regulations, each member of Acuity Brands’ consolidated group at the time of the Spin-off (including Zep) is severally liable for such tax liability.

Furthermore, if the Spin-off does not qualify as tax-free, each Acuity Brands stockholder generally would be taxed as if he or she had received a cash distribution equal to the fair market value of the shares of Zep common stock on the date of the Spin-off.

Even if the Spin-off otherwise qualifies as tax-free, Acuity Brands nevertheless could incur a substantial corporate tax liability under section 355(e) of the IRC, if 50 percent or more of the stock of Acuity Brands or Zep were to be acquired as part of a “plan (or a series of related transactions)” that includes the distribution. For this purpose, any acquisitions of the stock of Acuity Brands or of Zep stock that occurred within two years before or after the Spin-off are presumed to be part of such a plan, although Acuity Brands may be able to rebut that presumption. If such an acquisition of the stock of Acuity Brands or of Zep stock triggers the application of section 355(e), Acuity Brands would recognize taxable gain as described above, but the Spin-off would generally remain tax-free to the Acuity Brands stockholders. If acquisitions of Zep’s stock trigger the application of section 355(e), Zep would be obligated to indemnify Acuity Brands for the resulting corporate-level tax liability.

Item 2.	Properties

The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased

Manufacturing Facilities	11	5
Warehouses	—	3
Distribution Centers	2	4
Offices	6	19

The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United
	States	Mexico	Europe	Total

Owned	5	5	1	11
Leased	3	1	1	5

Total	8	6	2	16

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and are in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain may continue to result in the consolidation of certain manufacturing facilities. However, the Company believes that the remaining facilities will have sufficient capacity to serve current and projected market demand.

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

The common stock of Acuity Brands, Inc. (“Acuity Brands”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 25, 2010, there were 3,994 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share

2010
First Quarter	$36.93	$30.46	$0.13
Second Quarter	$39.51	$32.17	$0.13
Third Quarter	$47.91	$38.83	$0.13
Fourth Quarter	$45.82	$34.70	$0.13
2009
First Quarter	$46.19	$23.72	$0.13
Second Quarter	$36.88	$22.00	$0.13
Third Quarter	$31.34	$20.02	$0.13
Fourth Quarter	$33.28	$24.84	$0.13

The Company plans to pay quarterly dividends for fiscal 2011 on its common stock at an annual rate of $0.52 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Company’s Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

During fiscal 2010, the Company reacquired approximately 512,300 shares of the Company’s outstanding common stock, which completed the repurchase of 10 million shares previously authorized by the Board of Directors. In July 2010, the Company’s Board of Directors authorized the repurchase of an additional two million shares, or almost 5%, of the Company’s outstanding common stock. Approximately 535,500 shares were repurchased in fiscal 2010 under this plan.

During fiscal 2009, the Company reissued 2.1 million shares from treasury stock as partial consideration for the acquisitions of Sensor Switch, Inc. (“Sensor Switch”) and Lighting Controls & Design, Inc. (“LC&D”). As part of the merger agreement, the Company reissued slightly more than 140,000 shares from treasury stock as partial consideration for the acquisition of LC&D during the current fiscal year.

Item 6.	Selected Financial Data

The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2010. Amounts have been restated to reflect the specialty products business as discontinued operations as a result of the Spin-off. Refer to Part 1, Item 1 above for additional information regarding the Spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2010	2009	2008	2007*	2006*
	(In millions, except per-share data)

Net sales	$1,626.9	$1,657.4	$2,026.6	$1,964.8	$1,841.0
Income from Continuing Operations	79.0	85.2	148.6	128.7	79.7
Income (loss) from Discontinued Operations	0.6	(0.3)	(0.3)	19.4	26.9
Net Income	79.6	84.9	148.3	148.1	106.6
Basic earnings per share from Continuing Operations	$1.83	$2.05	$3.58	$2.96	$1.79
Basic earnings (loss) per share from Discontinued Operations	0.01	(0.01)	(0.01)	0.45	0.60

Basic earnings per share	$1.84	$2.04	$3.57	$3.41	$2.39

Diluted earnings per share from Continuing Operations	$1.79	$2.01	$3.51	$2.89	$1.73
Diluted earnings (loss) per share from Discontinued Operations	0.01	(0.01)	(0.01)	0.44	0.58

Diluted earnings per share	$1.80	$2.00	$3.50	$3.33	$2.31

Cash and cash equivalents	$191.0	$18.7	$297.1	$213.7	$80.5
Total assets*	1,503.6	1,290.6	1,408.7	1,617.9	1,444.1
Long-term debt (less current maturities)	353.3	22.0	204.0	363.9	363.8
Total debt	353.3	231.5	363.9	363.9	363.8
Stockholders’ equity	694.4	672.2	575.5	672.0	475.5
Cash dividends declared per common share	$0.52	$0.52	$0.54	$0.60	$0.60

*	Total assets for years ended August 31, 2007 and 2006 include amounts related to discontinued operations.

(1)	Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 include a pre-tax special charge of $8.4 ($5.5 after-tax), or $0.13 per share, for estimated costs the Company incurred to simplify and streamline its operations. Net income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 also include a pre-tax loss of $10.5 ($6.8 after-tax), or $0.16 per share, related to loss on early debt extinguishment.

(2)	Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2009 include a pre-tax special charge of $26.7 ($16.8 after-tax), or $0.40 per share for estimated costs to simplify and streamline the Company’s operations.

(3)	Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2008 include a pre-tax special charge of $14.6 ($9.1 after-tax), or $0.21 per share, for estimated costs to simplify and streamline the Company’s operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2010 and 2009. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

Company

Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.

The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures, control devices, components, systems, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups, as well as lighting controls and other products, that are sold to approximately 5,000 customers. As of August 31, 2010, the Company operates 16 manufacturing facilities and six distribution facilities along with three warehouses to serve its extensive customer base.

On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Minnesota. Recognized throughout the architectural design community, Winona Lighting served the commercial, retail, and institutional markets with a product portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications. As this acquisition occurred after August 31, 2010, the operating results for Winona Lighting have not been included in the Company’s consolidated financial statements.

On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held, pioneering innovator of solid-state light-emitting diode (“LED”) architectural lighting. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.

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

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D is a manufacturer of comprehensive digital lighting controls and software that offered a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

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

Strategy

Our strategy is to extend our market leadership position by delivering superior lighting solutions. As a goal-oriented, market-driven company, we will continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing differentiated lighting solutions for our customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.

Throughout 2010, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to market, introducing new products and lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating margins in excess of 12%;

•	Earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.

To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing new and innovative products and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards achievement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.

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

In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020, as more fully described below under the Capitalization section.

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. These needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. The Company currently expects to invest during fiscal 2011 up to $40.0 primarily for equipment, tooling, and new and enhanced information technology capabilities.

Cash Flow

The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase stock, fund acquisitions, and pay dividends. The Company’s cash position at August 31, 2010 was $191.0, an increase of $172.3 from August 31, 2009. In addition to $160.5 of net cash generated from operating activities during fiscal 2010, net proceeds from refinancing activities completed in the second quarter of fiscal 2010, as more fully described below under the Capitalization section, contributed $108.6 to the increase in the cash position, which was partially offset by stock repurchases of $36.1, dividends to stockholders of $22.6, acquisitions (net of cash assumed) and strategic investments of $22.6, and capital expenditures of $21.9.

During fiscal 2010, the Company generated $160.5 of net cash from operating activities compared with $92.7 generated in the prior-year period, an increase of $67.8. The prior-year period’s net cash from operating activities was negatively impacted by a decrease in other current liabilities due primarily to the payment of employee incentive compensation, which was attributable to record performance in fiscal 2008. Due to the sizable decline in the Company’s end-markets during fiscal 2009 and the resulting volume decline in sales and operating activities, cash in the prior-year period was negatively impacted by the decline in accounts payable and lower other current liabilities as previously noted, partially offset by a decline in accounts receivable. In comparison, the current year net cash from operating activities were not impacted to the extent as fiscal 2009 due to the relatively minor changes in operating working capital based on higher sales during the second half of fiscal 2010 and the drastically lower payouts of employee incentive compensation during fiscal 2010, which was attributable to fiscal 2009 performance.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) as a percentage of net sales increased to 12.9% at the end of fiscal 2010 from 12.4% at the end of fiscal 2009, due primarily to the effects of higher net sales during the fourth quarter of fiscal 2010 as compared to the prior-year period. At August 31, 2010, the current ratio (calculated as total current assets divided by total current liabilities) of the Company was 1.9 compared with 0.9 at August 31, 2009. This improvement in the current ratio during fiscal 2010 was due primarily to the increase in cash as described above and the repayment of the $200.0 of publicly traded notes that were scheduled to mature in August 2010 (the “2010 Notes”).

Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $21.9 and $21.2 in fiscal 2010 and 2009, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest up to $40.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at August 31, 2010:

		Payments Due by Period
		Less than		4 to 5	After 5
	Total	One Year	1 to 3 Years	Years	Years

Debt(1)	$353.3	—	—	—	353.3
Interest Obligations(2)	309.0	29.5	61.1	62.5	155.9
Operating Leases(3)	51.3	15.0	21.1	9.2	6.0
Purchase Obligations(4)	80.9	80.9	—	—	—
Other Long-term Liabilities(5)	53.3	5.2	9.8	9.1	29.2
Total	$847.8	$130.6	$92.0	$80.8	$544.4

(1)	These amounts (which represent the amounts outstanding at August 31, 2010) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)	These amounts represent the expected future interest payments on outstanding debt held by the Company at August 31, 2010 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”). COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected on the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)	These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $6.7 of unrecognized tax benefits as a reasonable estimate of the period of cash settlement with the respective taxing authorities cannot be determined.

Capitalization

The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of August 31, 2010, total debt outstanding increased $121.8 to $353.3 compared with $231.5 at August 31, 2009, due primarily to the issuance of debt further explained below, partially offset by the redemption of the 2010 Notes and the repayment of principal on a three-year 6% unsecured promissory note issued to the former sole shareholder of Sensor Switch.

On December 8, 2009, ABL issued $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) in a private placement transaction. As described below, the Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. A portion of the net proceeds from the issuance of the Notes were used to retire the 2010 Notes. Additionally, management retired, without premium or penalty, the remaining $25.3 outstanding balance on the promissory note issued to the former sole shareholder of Sensor Switch.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. Interest on the Notes is payable semi-annually on June 15 and December 15, which commenced on June 15, 2010.

In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Notes were exchanged.

As noted above, the Company retired all of the outstanding 2010 Notes through the execution of a cash tender offer and the subsequent redemption of any remaining 2010 Notes during fiscal 2010. The loss on the transaction, including the premium paid, expenses, and the write-off of deferred issuance costs associated with the 2010 Notes, was approximately $10.5.

As a result of the second quarter financing activities, which included the issuance and exchange of the Notes, the retirement of the 2010 Notes, and the prepayment of the unsecured promissory note, the Company increased both its liquidity and debt positions, greatly extended its debt maturity profile, and lowered its average interest rate on outstanding debt. The Company expects to subsequently incur increased interest expense for the foreseeable reporting periods based on the higher outstanding debt balance as compared with prior periods, partially offset by the lower interest rate on the Notes as compared with the 2010 Notes. The Company also capitalized an estimated $3.1 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of August 31, 2010, the Company was compliant with all financial covenants under the Revolving Credit Facility. At August 31, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3.

During fiscal 2010, the Company’s consolidated stockholders’ equity increased $22.2 to $694.4 at August 31, 2010 from $672.2 at August 31, 2009. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by repurchases of common stock, payment of dividends, pension plan adjustments, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 33.7% and 25.6% at August 31, 2010 and August 31, 2009, respectively. The second quarter financing activities, which include the issuance of the $350.0 of Notes and the early retirement of the $200.0 of 2010 Notes, increased the debt to total capitalization ratio. The ratio of debt, net of cash, to total capitalization, net of cash, was 18.9% at August 31, 2010 and 24.1% at August 31, 2009.

Dividends

Acuity Brands paid dividends on its common stock of $22.6 ($0.52 per share) during 2010 compared with $21.6 ($0.52 per share) in 2009. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands’ Board deems relevant.

Results of Operations

Fiscal 2010 Compared with Fiscal 2009

The following table sets forth information comparing the components of net income for the year ended August 31, 2010 with the year ended August 31, 2009:

	Years Ended
	August 31,		Increase		Percent
	2010	2009	(Decrease)		Change

Net Sales	$1,626.9	$1,657.4	$(30.5)		(1.8)%
Cost of Products Sold	965.4	1,022.3	(56.9)		(5.6)%

Gross Profit	661.5	635.1	26.4		4.2%
Percent of net sales	40.7%	38.3%	240	bps
Selling, Distribution, and Administrative Expenses	495.4	454.6	40.8		9.0%
Special Charge	8.4	26.7	(18.3)		(68.5)%

Operating Profit	157.7	153.8	3.9		2.5%
Percent of net sales	9.7%	9.3%	40	bps
Other Expense (Income)
Interest Expense, net	29.4	28.5	0.9		3.2%
Loss on Early Debt Extinguishment	10.5	—	10.5		100.0%
Miscellaneous (Income) Expense	(1.0)	(2.0)	1.0		(50.0)%

Total Other Expense (Income)	38.9	26.5	12.4		46.8%

Income from Continuing Operations before Provision for Income Taxes	118.8	127.3	(8.5)		(6.7)%
Percent of net sales	7.3%	7.7%	(40	)bps
Provision for Taxes	39.8	42.1	(2.3)		(5.5)%

Effective tax rate	33.5%	33.1%
Income from Continuing Operations	79.0	85.2	(6.2)		(7.3)%
Gain (Loss) from Discontinued Operations	0.6	(0.3)	0.9		(300.0)%

Net Income	$79.6	$84.9	$(5.3)		(6.2)%

Diluted Earnings per Share from Continuing Operations	$1.79	$2.01	$(0.22)		(10.9)%
Diluted Gain (Loss) per Share from Discontinued Operations	$0.01	$(0.01)	$0.02		(200.0)%

Diluted Earnings per Share	$1.80	$2.00	$(0.20)		(10.0)%

Results from Continuing Operations

Net sales were $1,626.9 for fiscal 2010 compared with $1,657.4 for fiscal 2009, a decrease of $30.5, or approximately 2%. For fiscal 2010, the Company reported income from continuing operations of $79.0 compared with $85.2 earned in the prior-year period. Diluted earnings per share from continuing operations for fiscal 2010 decreased 10.9% to $1.79 from $2.01 for the prior-year period. Results for fiscal 2010 and 2009 include after-tax special charges of $5.5 and $16.8, respectively, related to estimated costs to be incurred to simplify and streamline operations and to consolidate certain manufacturing facilities. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during the second quarter of fiscal 2010. The special charges and loss on early extinguishment of debt negatively impacted fiscal 2010 results by $0.29 per diluted share; special charges recorded in the prior year negatively impacted the fiscal 2009 results by $0.40 per diluted share.

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

	Years Ended August 31,
	2010	2009

Operating Profit	$157.7	$153.8
Special Charge Adjustment	8.4	26.7

Adjusted Operating Profit	$166.1	$180.5
Percent of net sales	10.2%	10.9%
Income from Continuing Operations	$79.0	$85.2
Special Charge Adjustment, net of tax	5.5	16.8
Addback: Loss on Early Debt Extinguishment, net of tax	6.8	—

Adjusted Income from Continuing Operations	$91.3	$102.0

Diluted Earnings per Share from Continuing Operations	$1.79	$2.01
Special Charge Adjustment, net of tax	0.13	0.40
Addback: Loss on Early Debt Extinguishment, net of tax	0.16	—

Adjusted Diluted Earnings per Share from Continuing Operations	$2.08	$2.41

Net Sales

Net sales for the fiscal year ended August 31, 2010, declined approximately 2% compared with fiscal 2009. Market conditions remained challenging in fiscal 2010 with new U.S. non-residential construction declining 15% compared to the prior year due to weak economic conditions. Approximately 4% of the comparative annual decline in sales was due to unfavorable changes in product prices and the mix of products sold (“price/mix”), particularly in the non-residential commercial and industrial channel and certain international markets. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that a majority of the decline was due to lower product selling prices in certain channels and geographies. Higher sales volume primarily related to the additional sales from acquired businesses and other investments made by the Company partially offset the negative impact of price/mix on net sales. The acquisitions of the lighting controls businesses in the prior year contributed approximately 3% in incremental net sales during the current year. In addition, the translation impact of the stronger dollar on international sales contributed approximately one percentage point to current year net sales.

Gross Profit

Fiscal 2010 gross profit margin increased by 240 basis points to 40.7% of net sales compared with 38.3% reported for the prior-year period. Gross profit for fiscal 2010 increased $26.4, or 4.2%, to $661.5 compared with $635.1 for the prior-year period. The increase was due primarily to lower materials and components costs, savings from streamlining actions, and favorable contributions from acquired businesses. These benefits were partially offset by the impact of lower pricing, unfavorable product mix, and higher pension and transportation costs.

Operating Profit

Selling, Distribution, and Administrative (“SD&A”) expenses for fiscal 2010 were $495.4 compared with $454.6 in the prior-year period, which represented a $40.8, or 9.0%, year-over-year increase. SD&A expenses as a percent of sales increased by 310 basis points to 30.5% for fiscal 2010. More than half of the year-over-year increase was due to higher incentive compensation due to current year performance relative to the Company’s served markets, as well as severely curtailed incentives earned in the prior fiscal year. The remainder of the increase in SD&A expenses was due primarily to higher commission and freight costs, selected investments in sales and marketing resources and new products and services, and structurally higher operating costs associated with acquired businesses.

As part of the Company’s initiative to streamline and simplify operations, the Company recorded in fiscal 2010 and 2009 pre-tax charges of $8.4 and $26.7, respectively, to reflect severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce, as well as non-cash asset impairment charges on certain assets related to those manufacturing facilities. The pre-tax, non-cash asset impairment charges for fiscal 2010 and 2009 were $5.1 and $1.6, respectively. The Company realized approximately $50.0 ($28.0 during fiscal 2009 and an additional $22.0 during fiscal 2010) in annualized benefits related to these streamlining actions, which were initiated in fiscal 2009.

Operating profit for fiscal 2010 was $157.7 compared with $153.8 reported for the prior-year period, an increase of $3.9, or 2.5%. Operating profit margin increased 40 basis points to 9.7% compared with 9.3% in the year-ago period. The increase was due primarily to the higher gross profit as noted above and the decrease in the special charge, partially offset by the increase in SD&A expenses as a percentage of net sales as discussed above.

Excluding the special charge in both periods, adjusted operating profit for fiscal 2010 decreased $14.4, or 8.0%, to $166.1 compared with $180.5 in fiscal 2009. Adjusted operating profit margin for fiscal 2010 of 10.2% was 70 basis points lower than the prior year’s adjusted margin of 10.9%. The decrease was due primarily to higher SD&A expenses as explained above.

Income from Continuing Operations before Provision for Taxes

Other expense (income) for the Company consists primarily of net interest expense and foreign exchange related gains and losses. Interest expense, net, was $29.4 and $28.5 for fiscal 2010 and 2009, respectively. The modest increase in interest expense, net, was due primarily to higher interest costs related to obligations associated with non-qualified retirement plans, while lower year-over-year interest expense on borrowings was largely offset by lower interest income — both of which were impacted by lower rates. Miscellaneous income for fiscal 2010 of $1.0 declined from the $2.0 reported in the prior-year period. The decline in miscellaneous income was due primarily to the impact of changes in exchange rates on foreign currency items.

Due to the early retirement of the 2010 Notes in the second quarter of fiscal 2010, the Company recognized a pre-tax loss of $10.5 during the fiscal year.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 33.5% and 33.1% for fiscal 2010 and 2009, respectively. The discrete items for fiscal 2010, including federal tax credits, favorable state audit settlements, and benefits from increased export of goods manufactured in the U.S., were slightly lower than those experienced in the prior-year period. The Company estimates that the effective tax rate for fiscal year 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Income from continuing operations for fiscal 2010 decreased $6.2 to $79.0 (including $12.3 for the after-tax special charge and loss on early debt extinguishment) from $85.2 (including $16.8 for the after-tax special charge) reported for the prior-year period. The decrease in income from continuing operations resulted primarily from the loss on the early debt extinguishment, partially offset by slightly higher operating profit.

Excluding the special charge in both periods and the loss on the early extinguishment of debt reported in fiscal 2010, adjusted income from continuing operations for fiscal 2010 was $91.3 compared with $102.0 in the year-ago period, a decrease of $10.7, or 10.5%. The year-over-year decline in adjusted income from continuing operations was due primarily to higher SD&A expenses. Excluding the special charges and the loss on the early extinguishment of debt, adjusted diluted earnings per share from continuing operations for fiscal 2010 was $2.08 compared with $2.41 for the prior-year period. In addition to the items noted above that impacted adjusted income from continuing operations, adjusted diluted earnings per share from continuing operations for the current fiscal year were negatively impacted by an increase in the number of shares outstanding compared with the prior-year period. The increase in the average shares outstanding was due primarily to shares issued as partial consideration for the acquisitions of Sensor Switch and LC&D, partially offset by the share repurchases during the fourth quarter of fiscal 2010.

Results from Discontinued Operations and Net Income

The Company incurred a $0.6 gain from discontinued operations during fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off compared with a fiscal 2009 loss from discontinued operations of $0.3 related to income tax adjustments.

Net income for fiscal 2010 decreased by $5.3, or 6.2%, to $79.6 from $84.9 reported for the prior-year period. The decrease in net income resulted primarily from the loss on the early debt extinguishment and lower miscellaneous income, partially offset by the above noted increase in operating profit, lower income tax expense, and the gain on discontinued operations compared with a loss in the prior-year period.

Fiscal 2009 Compared with Fiscal 2008

The following table sets forth information comparing the components of net income for the year ended August 31, 2009 with the year ended August 31, 2008:

	Years Ended
	August 31,		Increase		Percent
	2009	2008	(Decrease)		Change

Net Sales	$1,657.4	$2,026.6	$(369.2)		(18.2)%
Cost of Products Sold	1,022.3	1,210.8	(188.5)		(15.6)%

Gross Profit	635.1	815.8	(180.7)		(22.2)%
Percent of net sales	38.3%	40.3%	(200	)bps
Selling, Distribution, and Administrative Expenses	454.6	540.1	(85.5)		(15.8)%
Special Charge	26.7	14.6	12.1		82.9%

Operating Profit	153.8	261.1	(107.3)		(41.1)%
Percent of net sales	9.3%	12.9%	(360	)bps
Other Expense (Income)
Interest Expense, net	28.5	28.4	0.1		0.4%
Miscellaneous (Income) Expense	(2.0)	2.2	(4.2)		(190.9)%

Total Other Expense (Income)	26.5	30.6	(4.1)		(13.4)%

Income from Continuing Operations before Provision for Income Taxes	127.3	230.5	(103.2)		(44.8)%
Percent of net sales	7.7%	11.4%	(370	)bps
Provision for Taxes	42.1	81.9	(39.8)		(48.6)%

Effective tax rate	33.1%	35.4%
Income from Continuing Operations	85.2	148.6	(63.4)		(42.7)%
Income (Loss) from Discontinued Operations	(0.3)	(0.3)	—		0.0%

Net Income	$84.9	$148.3	$(63.4)		(42.8)%

Diluted Earnings per Share from Continuing Operations	$2.01	$3.51	$(1.50)		(42.7)%
Diluted Earnings (Loss) per Share from Discontinued Operations	$(0.01)	$(0.01)	$—		0.0%

Diluted Earnings per Share	$2.00	$3.50	$(1.50)		(42.9)%

Results from Continuing Operations

Net sales were $1,657.4 for fiscal 2009 compared with $2,026.6 reported in the prior-year period, a decrease of $369.2, or 18.2%. For fiscal 2009, the Company reported income from continuing operations of $85.2 compared with $148.6 earned in fiscal 2008. Diluted earnings per share from continuing operations were $2.01 for fiscal 2009 as compared with $3.51 reported for fiscal 2008, a decrease of 42.7%. Results for fiscal 2009 and 2008 include after-tax special charges of $16.8 ($26.7 pre-tax), or $0.40 per diluted share, and $9.1 ($14.6 pre-tax), or $0.21 per diluted share, respectively.

On December 31, 2008, Acuity Brands acquired for cash and stock substantially all the assets and assumed certain liabilities of LC&D. LC&D had calendar year 2008 sales of approximately $18.0.

On April 20, 2009, the Company acquired Sensor Switch, an industry-leading developer and manufacturer of lighting controls and energy management systems, for an aggregate consideration of $205.0 comprised of (i) 2 million shares of common stock of Acuity Brands, (ii) a $30.0 note of Acuity Brands Lighting, and (iii) approximately $130.0 of cash. A cash payment of approximately $130.0 was funded from available cash on hand and from borrowings under the Company’s Revolving Credit Facility. The $30.0 unsecured promissory note was payable over three years. Sensor Switch generated sales in excess of $37.0 during its fiscal year ending October 31, 2008.

The operating results of Sensor Switch and LC&D have been included in the Company’s consolidated financial statements since their respective dates of acquisition.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to accelerate the streamlining of the organization, including the consolidation of certain manufacturing facilities. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges. These non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended
	August 31,
	2009	2008

Operating Profit	$153.8	$261.1
Addbacks: Special Charge	26.7	14.6

Adjusted Operating Profit	$180.5	$275.7
Percent of net sales	10.9%	13.6%
Income from Continuing Operations	$85.2	$148.6
Addback: Special Charge, net of tax	16.8	9.1

Adjusted Income from Continuing Operations	$102.0	$157.7

Diluted Earnings per Share from Continuing Operations	$2.01	$3.51
Addback: Special Charge, net of tax	0.40	0.21

Adjusted Diluted Earnings per Share from Continuing Operations	$2.41	$3.72

Net Sales

Net sales decreased approximately 18% in 2009 compared with 2008 due primarily to lower shipments and unfavorable impact of foreign currency fluctuation, partially offset by revenues from recent acquisitions. The lower volume of product shipments was due primarily to continued decline in demand on the residential and non-residential construction markets, particularly for commercial and office buildings. The Company estimates shipment volumes declined by approximately 19% in fiscal 2009 compared with 2008, partially offset by an estimated 1% improvement in price and product mix. Additionally, unfavorable foreign currency rate fluctuations negatively impacted net sales in fiscal 2009 by slightly less than 2% compared with the prior year, which was largely offset by $26.0 of net sales from acquisitions.

Gross Profit

Gross profit margin decreased by 200 basis points to 38.3% of net sales for fiscal 2009 from 40.3% reported for the prior-year period. Gross profit for fiscal 2009 decreased $180.7, or 22.2%, to $635.1 compared with $815.8 for the prior-year period. The decline in gross profit and gross profit margin was largely attributable to the decline in net sales noted above, increased cost for raw material and components, and unfavorable foreign currency fluctuations. The Company estimates raw material and component costs increased cost of goods sold by approximately $40.0 compared with the year-ago period, with only a small portion of the increase recovered in higher prices. Savings from ongoing streamlining efforts, benefits from productivity improvements, and contributions from acquisitions helped to partially offset the negative impact of the aforementioned items on gross profit and gross profit margin.

Operating Profit

SD&A expenses for fiscal 2009 were $454.6 compared with $540.1 in the prior-year period, which represented a decrease of $85.5, or 15.8%. Approximately half of the decrease in SD&A expenses was due to lower commissions paid to the Company’s sales forces and agents and lower freight costs, which both typically vary directly with sales. Additionally, reduced incentive compensation and benefits from streamlining efforts contributed to lower fiscal 2009 SD&A expense. Partially offsetting these reductions was the additional SD&A expenses related to the businesses acquired in fiscal 2009.

As part of the Company’s initiative to streamline and simplify operations, the Company recorded in fiscal 2009 and 2008 pre-tax charges of $26.7 and $14.6, respectively, to reflect severance and related employee benefit costs associated with the elimination of certain positions worldwide and the costs associated with the early termination of certain leases. The fiscal 2009 charge included a non-cash expense of $1.6 for the impairment of assets associated with the closing of a facility. The Company estimates that it realized $39.0 ($28.0 and $11.0 from actions initiated in fiscal 2009 and 2008, respectively) in savings during fiscal 2009 compared with the prior year related to these actions.

Operating profit for fiscal 2009 was $153.8 compared with $261.1 reported for the prior-year period, a decrease of $107.3, or 41.1%. Operating profit margin decreased 360 basis points to 9.3% compared with 12.9% in the year-ago period. The decrease in operating profit in fiscal 2009 compared with the prior-year period was due primarily to the decrease in gross profit noted above and the $12.1 incremental special charge related to streamlining efforts, partially offset by decreased SD&A expenses as noted above.

Excluding the special charge in both periods, adjusted operating profit for fiscal 2009 decreased $95.2, or 34.5%, to $180.5 compared with $275.7 in fiscal 2008. Adjusted operating profit margin for fiscal 2009 of 10.9% was 270 basis points lower than prior year’s adjusted margin of 13.6%. The decrease was due to lower volume, increased raw material and component costs, and unfavorable foreign currency fluctuations, partially offset by savings from streamlining efforts, benefits from productivity improvements, and contributions from acquisitions. The Company believes this measure provides greater comparability and enhanced visibility into the improvements realized.

Income from Continuing Operations before Provision for Taxes

Other expense consists primarily of interest expense, net, and miscellaneous income (or expense) resulting from changes in exchange rates on foreign currency items as well as other non-operating items. Interest expense, net, was $28.5 and $28.4 for fiscal 2009 and 2008, respectively. Fiscal 2009 interest expense, net reflects lower interest expense resulting from the maturity of the $160.0 public notes that was more than offset by reduced interest income resulting from both lower cash balances and lower short-term interest rates. For fiscal 2009, the Company reported $2.0 of other miscellaneous income compared with $2.2 of other miscellaneous expense in the year-ago period. The $4.2 favorable year-over-over change was due primarily to the impact of changes in exchange rates on foreign currency items.

Provision for Income Taxes and Income from Continuing Operations

The effective income tax rate reported by the Company was 33.1% and 35.4% for fiscal 2009 and 2008, respectively. The decrease in the annual tax rate was due primarily to the greater impact of tax credits and deductions on the lower earnings amount and the adverse effect on prior year’s effective tax rate related to the repatriation of foreign cash. Income from continuing operations for fiscal 2009 decreased $63.4 to $85.2 (including $16.8 after-tax for the special charge) from $148.6 (including $9.1 after-tax for the special charge) reported for the prior-year period. The decrease in income from continuing operations was due primarily to the above noted decrease in operating profit, partially offset by lower tax expense.

Excluding the special charge in both periods, adjusted income from continuing operations for fiscal 2009 was $102.0 compared with $157.7 in the year-ago period, a decrease of $55.7, or 35.3%. The year-over-year decline in adjusted income from continuing operations was due primarily to the reduction in gross profit, partially offset by lower SD&A and income tax expenses. Excluding the special charges, adjusted diluted earnings per share from continuing operations for fiscal 2009 was $2.41 compared with $3.72 for fiscal 2008.

Results from Discontinued Operations and Net Income

The loss from discontinued operations for fiscal 2009 and 2008 was $0.3. The loss in both periods relate to tax adjustments associated with pre-spin activities.

Net income for fiscal 2009 decreased $63.4 to $84.9 from $148.3 reported for the prior-year period. The decrease in net income resulted primarily from the above noted decline in net sales.

Outlook

The performance of the Company, like most companies, is influenced by a multitude of factors or the vitality of the economy, including employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand in fiscal 2011. Key indicators suggest activity to be slightly down to flat for the North American non-residential construction market during fiscal 2011. However, the potential for energy savings and sustainability may buoy the demand for lighting fixtures and controls in relation to the renovation of commercial and institutional building and outdoor lighting markets.

Additionally, there is an industry-wide shortage of certain types of electronic ballasts and drivers due to a global shortage of certain common electronic components, and this has resulted in extended lead times and limited availability for some ballasts and drivers. This continues to be a concern of management. This situation is expected to persist for the near future and may adversely impact shipments. The Company has taken steps to procure and maintain sufficient materials and components stocks in the near term.

While prices for certain materials and components, including steel and petroleum, declined from their record highs in the summer and fall of 2008, prices for certain materials and components have once again begun to rise, placing pressure on the Company’s margins. The Company expects to respond to cost increases with higher selling prices where appropriate, including, but not limited to, the announced price increases on many products effective at the end of May 2010. However, due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices. Notwithstanding efforts to recoup potentially higher costs, management believes pricing will continue to be competitive in certain channels and geographies but expects the negative impact to be offset through productivity improvements and benefits from new product introductions.

The Company realized approximately $50.0 of annualized benefits from the streamlining actions taken in fiscal 2009, of which approximately $28.0 of benefits were realized during fiscal 2009 and an additional $22.0 during fiscal 2010. Also, the Company anticipates additional annualized savings beginning in fiscal 2011 of approximately $10.0 due to the streamlining efforts announced during the second quarter of fiscal 2010. The Company projects realized savings at the annualized rate by the second quarter of fiscal 2011. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value and accelerate profitable growth opportunities, including a continued focus on customer connectivity and industry-leading product innovation incorporating energy-efficiency and sustainable design.

In addition to the recent acquisitions, which significantly increased the Company’s presence in the growing lighting controls market, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products and services, enhance service to its customers, and expand market presence in key geographies and sectors such as home centers and the renovation market will provide growth opportunities, which should enable the Company to continue to outperform the overall markets it serves. The Company believes it is strategically positioned to take advantage of opportunities within the market, as complete lighting systems will likely become an integral part of the “smart building” energy management development. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.

The Company expects cash flow from operations to remain strong for fiscal 2011 and intends to invest up to $40.0 in capital expenditures during the year. In addition, the Company expects to contribute approximately $5.8 and $1.0 to its domestic and international defined benefit plans, respectively, during fiscal 2011. The Company estimates the annual tax rate to approximate 34% for fiscal 2011.

Although fiscal 2011 results are expected to be negatively impacted by current economic conditions, management remains positive about the long-term potential of the Company and its ability to outperform the market. Although management anticipates short-term performance will likely continue to be negatively affected by further investments in the growing controls and renovation markets, the Company believes that these are necessary measures to further the Company’s long-term profitable growth opportunities. Looking beyond the current environment, management believes the lighting and lighting-related industry will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront, and that the Company is well-positioned to fully participate in the industry.

Accounting Standards Adopted in Fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards Codificationtm (“Codification”) is the single official source of authoritative, nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS 168 — which now resides in the Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”), within the Codification — was effective for interim and annual periods ending after September 15, 2009 and, therefore, was adopted by the Company on November 30, 2009. The Company determined, however, that the standard did not have an effect on the Company’s financial position, results of operations, or cash flows upon adoption.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-1”), which amends the Codification for the issuance of SFAS 168. See discussion on SFAS 168 above as adoption was concurrent with that standard.

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

In December 2008, the FASB issued revisions to ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”), that required additional disclosures around the fair value measurements of plan assets within an entity’s defined benefit and other post-retirement plans. The revised guidance require disclosures around plan assets related to: 1) investment allocation decisions, 2) major categories of plan assets, 3) inputs and valuation techniques, 4) effect of changes in value of Level 3 assets, and 5) concentrations of risk. The provisions of this standard were effective for fiscal years ending after December 15, 2009, and were therefore adopted by the Company as of the fiscal year ended August 31, 2010. As the revisions only pertained to disclosures, the adoption of these requirements had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In June 2008, FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share (“EPS”) using the two-class method. The provisions of this standard were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and were therefore adopted by the Company on September 1, 2009. The EPS amounts for previously reported periods have been adjusted due to retrospective adoption of this standard. The Company’s diluted EPS from continuing operations for the years ended August 31, 2009 and 2008, under this guidance are $2.01 and $3.51, respectively, as compared to $2.05 and $3.57 previously reported for these periods.

In December 2007, the FASB issued guidance within ASC Topic 805, Business Combinations (“ASC 805”), which changes the accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC Topic 420, Exit or Disposal Obligations, are met. The standard was effective for business combination transactions for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. See the Acquisitions footnote of the Notes to Consolidated Financial Statements for the impact of business combinations under this guidance on the Company’s financial position, results of operations, and cash flows.

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

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) company-specific estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-13 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-13.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

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

Goodwill and Indefinite Lived Intangible Assets

The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, projected future net sales, operating results, and cash flow.

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

Goodwill

The Company is comprised of one reporting unit with a goodwill balance of $515.6. In determining the fair value of the Company’s reporting unit, the Company uses a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth (or decline) rates, in accordance with U.S. GAAP. The Company utilized an estimated discount rate of 10% as of June 1, 2010, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. Short-term growth (or decline) rates are based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The Company calculates the discounted cash flows using a 10-year period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at 3% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market.

During fiscal 2010, the Company performed an evaluation of the fair value of goodwill. The goodwill analysis did not result in an impairment charge, as the estimated fair value of the reporting unit continues to exceed the carrying value by such a significant amount that any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of five unamortized trade names with an aggregate carrying value of approximately $96.1. Management utilizes significant assumptions to estimate the fair value of these unamortized trade names using a fair value model based on discounted future cash flows in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.

Future net sales and short-term growth (or decline) rates are estimated for each particular trade name based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes, expected growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market. The theoretical royalty rate is estimated using a factor of operating profit margins and management’s assumptions regarding the amount a willing third party would pay to use the particular trade name. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flow in the valuation model. With the exception of the LC&D trade names, the Company utilized a range of estimated discount rates between 10 and 14% as of June 1, 2010, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.

During fiscal 2010, the Company performed an evaluation of the fair value of its five unamortized trade names. The Company’s expected revenues are based on the Company’s fiscal 2011 plan and recent lighting market growth or decline estimates for fiscal 2011 through 2015. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2010, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name by a significant amount, except for the Mark Lighting and LC&D trade names, which had fair values that exceeded each of its carrying values of $8.6 and $6.9, respectively, by approximately 31.4% and 4.5%, respectively. The estimated fair values of the indefinite lived intangible assets, other than the Mark Lighting and LC&D trade names, exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates and the discount rate, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the Mark Lighting or LC&D trade names based on reasonable changes in the assumptions that would be less likely to occur would not be material to the Company’s financial results, trend of earnings, or financial position.

Self-Insurance

The Company self-insures, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates calculated are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.

The Company is also self-insured for the majority of its medical benefit plans with individual claims limited to $0.3. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan designs, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense and cash flow.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, income tax expense, and deferred income tax liabilities and assets, which represent temporary and permanent differences between amounts within the financial statements and the income tax basis. ASC 740, Income Taxes (“ASC 740”), requires the evaluation and testing of the recoverability of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the relevant factors, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Reasonable judgment and estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers a number of factors, including, but not limited to: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; and the length of time carryovers can be utilized.

In light of the multiple tax jurisdictions in which the Company operates, the Company’s tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. These audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions as prescribed by ASC 740, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect the Company’s financial position, results from operations, and cash flows.

Retirement Benefits

The Company sponsors domestic and international defined benefit pension plans and domestic defined contribution plans and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, and the rates of increase in employee compensation levels. These assumptions are determined based on Company and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Profit Sharing Plans footnote of the Notes to Consolidated Financial Statements for further information on the Company’s plans.

Share-Based Compensation Expense

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote of the Notes to Consolidated Financial Statements) using the modified prospective method. Under the modified prospective method, share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated under the previous guidance, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company recorded $11.8, $13.0, and $12.0 of share-based expense in continuing operations for the years ended August 31, 2010, 2009, and 2008, respectively.

The Company employs the Black-Scholes model in deriving the fair value estimates of share-based awards and records estimates of forfeitures of share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, the expense related to share-based payments recognized in fiscal 2010, 2009, and 2008 has been reduced for estimated forfeitures. As of August 31, 2010, there was $16.8 of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of August 31, 2010, there was $2.5 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.6 years. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Summary of Significant Accounting Policies and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

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

Litigation

The Company recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher or lower than the amounts reserved.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2011 annual tax rate; and (g) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part  I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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

Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2010, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2010, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2010, would have decreased the estimated fair value of these debt obligations by approximately $12.7. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s debt.

Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a significant portion of products sold are sourced from the United States. A hypothetical decline in the Canadian dollar of 10% would negatively impact operating profit by approximately $7.0. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $3.7. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in the Company’s foreign markets.

Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2010, the Company purchased approximately 119,000 tons of steel and aluminum. The Company estimates that less than 10% of the raw materials purchased are petroleum-based and that approximately 3.5 million gallons of diesel fuel was consumed in fiscal 2010. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to maintain or increase operating margins.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 29, 2010 appears on page 41 of this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acuity Brands, Inc.

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
October 29, 2010

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Stockholders
Acuity Brands, Inc.

We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2010 of Acuity Brands, Inc. and our report dated October 29, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
October 29, 2010

ACUITY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2010	2009
	(In millions, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$191.0	$18.7
Accounts receivable, less reserve for doubtful accounts of $2.0 and $1.9 at August 31, 2010 and 2009	255.1	227.4
Inventories	149.0	140.8
Deferred income taxes	17.3	16.7
Prepayments and other current assets	13.9	19.3

Total Current Assets	626.3	422.9

Property, Plant, and Equipment, at cost:
Land	7.6	7.3
Buildings and leasehold improvements	113.7	111.8
Machinery and equipment	337.5	334.7

Total Property, Plant, and Equipment	458.8	453.8
Less — Accumulated depreciation and amortization	320.4	308.0

Property, Plant, and Equipment, net	138.4	145.8

Other Assets:
Goodwill	515.6	510.6
Intangible assets	199.5	184.8
Deferred income taxes	3.7	2.6
Other long-term assets	20.1	23.9

Total Other Assets	738.9	721.9

Total Assets	$1,503.6	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$195.0	$162.3
Current maturities of long-term debt	—	209.5
Accrued compensation	51.8	35.3
Accrued pension liabilities, current	1.1	1.2
Other accrued liabilities	73.4	67.8

Total Current Liabilities	321.3	476.1

Long-Term Debt	353.3	22.0

Accrued Pension Liabilities, less current portion	71.1	51.1

Deferred Income Taxes	10.2	13.0

Self-Insurance Reserves, less current portion	7.6	8.8

Other Long-Term Liabilities	45.7	47.4

Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,441,634 issued and 42,116,473 outstanding at August 31, 2010; and 49,851,316 issued and 42,433,143 outstanding at August 31, 2009	0.5	0.5
Paid-in capital	661.9	647.2
Retained earnings	459.0	404.2
Accumulated other comprehensive loss items	(71.3)	(57.4)
Treasury stock, at cost, 8,325,161 shares and 7,418,173 shares at August 31, 2010 and 2009	(355.7)	(322.3)

Total Stockholders’ Equity	694.4	672.2

Total Liabilities and Stockholders’ Equity	$1,503.6	$1,290.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended August 31,
	2010	2009	2008
	(In millions, except per-share data)

Net Sales	$1,626.9	$1,657.4	$2,026.6
Cost of Products Sold	965.4	1,022.3	1,210.8

Gross Profit	661.5	635.1	815.8
Selling, Distribution, and Administrative Expenses	495.4	454.6	540.1
Special Charge	8.4	26.7	14.6

Operating Profit	157.7	153.8	261.1
Other Expense (Income):
Interest expense, net	29.4	28.5	28.4
Loss on early debt extinguishment	10.5	—	—
Miscellaneous (income) expense, net	(1.0)	(2.0)	2.2

Total Other Expense	38.9	26.5	30.6

Income from Continuing Operations before Provision for Income Taxes	118.8	127.3	230.5
Provision for Income Taxes	39.8	42.1	81.9

Income from Continuing Operations	79.0	85.2	148.6
Income (Loss) from Discontinued Operations	0.6	(0.3)	(0.3)

Net Income	$79.6	$84.9	$148.3

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$1.83	$2.05	$3.58
Basic Earnings (Loss) per Share from Discontinued Operations	0.01	(0.01)	(0.01)

Basic Earnings per Share	$1.84	$2.04	$3.57

Basic Weighted Average Number of Shares Outstanding	42.5	40.8	40.7

Diluted Earnings per Share from Continuing Operations	$1.79	$2.01	$3.51
Diluted Earnings (Loss) per Share from Discontinued Operations	0.01	(0.01)	(0.01)

Diluted Earnings per Share	$1.80	$2.00	$3.50

Diluted Weighted Average Number of Shares Outstanding	43.3	41.6	41.5

Dividends Declared per Share	$0.52	$0.52	$0.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2010	2009	2008
	(In millions)

Cash Provided by (Used for) Operating Activities:
Net income	$79.6	$84.9	$148.3
Add: (Gain) Loss from Discontinued Operations	(0.6)	0.3	0.3

Income from Continuing Operations	79.0	85.2	148.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	36.5	35.7	33.8
Noncash compensation expense, net	9.0	10.2	5.2
Excess tax benefits from share-based payments	(2.8)	(0.4)	(5.0)
Loss on early debt extinguishment	10.5	—	—
Loss on the sale or disposal of property, plant, and equipment	0.5	—	0.2
Asset impairments	5.1	1.6	—
Deferred income taxes	7.4	(0.4)	2.6
Other non-cash items	—	—	0.2
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(29.2)	43.2	26.6
Inventories	(8.6)	10.3	0.8
Prepayments and other current assets	1.8	12.2	12.7
Accounts payable	33.5	(44.4)	(4.6)
Other current liabilities	21.8	(62.5)	(10.9)
Other	(4.0)	2.0	11.6

Net Cash Provided by Operating Activities	160.5	92.7	221.8

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(21.9)	(21.2)	(27.2)
Proceeds from sale of property, plant, and equipment	0.2	0.2	0.2
Acquisitions of business and intangible assets	(22.6)	(162.1)	(3.5)

Net Cash Used for Investing Activities	(44.3)	(183.1)	(30.5)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(237.9)	(162.4)	—
Issuance of long-term debt	346.5	—	—
Repurchases of common stock	(36.1)	—	(155.6)
Proceeds from stock option exercises and other	6.5	3.0	4.5
Excess tax benefits from share-based payments	2.8	0.4	5.0
Dividends received from Zep	—	—	58.4
Dividends paid	(22.6)	(21.6)	(22.5)

Net Cash Provided by (Used for) Financing Activities	59.2	(180.6)	(110.2)

Cash from Discontinued Operations:
Net Cash (Used for) Provided by Operating Activities	—	(0.3)	4.2
Net Cash Used for Investing Activities	—	—	(0.4)
Net Cash Used for Financing Activities	—	—	(2.3)

Net Cash Used for (Provided by) Discontinued Operations	—	(0.3)	1.5
Effect of Exchange Rate Changes on Cash	(3.1)	(7.1)	0.8

Net Change in Cash and Cash Equivalents	172.3	(278.4)	83.4
Cash and Cash Equivalents at Beginning of Period	18.7	297.1	213.7

Cash and Cash Equivalents at End of Period	191.0	$18.7	$297.1

Supplemental Cash Flow Information:
Income taxes paid during the period	$32.7	$40.5	$84.4
Interest paid during the period	$30.8	$29.1	$34.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated Other
					Comprehensive
					Income (Loss) Items
						Currency
	Comprehensive	Common	Paid-in	Retained	Pension	Translation	Treasury
	Income	Stock	Capital	Earnings	Liability	Adjustment	Stock	Total
	(In millions, except share and per-share data)

Balance, August 31, 2007		$0.5	$611.7	$313.9	$(19.4)	$9.9	$(244.6)	$672.0
Comprehensive income:
Net income	$148.3	—	—	148.3	—	—	—	148.3
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	5.0	—	—	—	—	5.0	—	5.0
Minimum pension liability adjustment (net of tax of $2.5)	(6.5)	—	—	—	(6.5)	—	—	(6.5)

Other comprehensive loss	(1.5)

Comprehensive income	$146.8

Impact of spin-off of specialty products		—	—	(71.6)	—	(11.8)	—	(83.4)
Impact of adopting FIN 48		—	—	(1.2)	—	—	—	(1.2)
Amortization, issuance, and forfeitures of restricted stock grants		—	5.2	—	—	—	—	5.2
Employee Stock Purchase Plan issuances		—	0.5	—	—	—	—	0.5
Cash dividends of $0.54 per share paid on common stock		—	—	(22.5)	—	—	—	(22.5)
Stock options exercised		—	4.0	—	—	—	—	4.0
Repurchases of common stock		—	—	—	—	—	(150.9)	(150.9)
Tax effect on stock options and restricted stock		—	5.0	—	—	—	—	5.0

Balance, August 31, 2008		0.5	626.4	366.9	(25.9)	3.1	(395.5)	575.5
Comprehensive income:
Net income	$84.9	—	—	84.9	—	—	—	84.9
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(18.5)	—	—	—	—	(18.5)	—	(18.5)
Pension liability adjustment (net of tax of $9.2)	(16.1)	—	—	—	(16.1)	—	—	(16.1)

Other comprehensive loss	(34.6)

Comprehensive income	$50.3

Transitional pension adjustment (net of tax of $0.3)		—	—	(0.5)	—	—	—	(0.5)
Common Stock reissued from Treasury Shares for acquisition of businesses		—	7.2	(25.5)	—	—	73.2	54.9
Amortization, issuance, and forfeitures of restricted stock grants		—	10.2	—	—	—	—	10.2
Employee Stock Purchase Plan issuances		—	0.2	—	—	—	—	0.2
Cash dividends of $0.52 per share paid on common stock		—	—	(21.6)	—	—	—	(21.6)
Stock options exercised		—	2.8	—	—	—	—	2.8
Tax effect on stock options and restricted stock		—	0.4	—	—	—	—	0.4

Balance, August 31, 2009		0.5	647.2	404.2	(42.0)	(15.4)	(322.3)	672.2
Comprehensive income:
Net income	$79.6	—	—	79.6	—	—	—	79.6
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(3.2)	—	—	—	—	(3.2)	—	(3.2)
Pension liability adjustment (net of tax of $6.0)	(10.7)	—	—	—	(10.7)	—	—	(10.7)

Other comprehensive loss	(13.9)

Comprehensive income	$65.7

Common Stock reissued from Treasury Shares for acquisition of businesses		—	(3.6)	(2.1)	—	—	5.7	—
Amortization, issuance, and forfeitures of restricted stock grants		—	9.0	—	—	—	—	9.0
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.6)	—	—	—	(22.6)
Stock options exercised		—	6.2	—	—	—	—	6.2
Repurchases of common stock		—	—	—	—	—	(39.1)	(39.1)
Tax effect on stock options and restricted stock		—	2.8	—	—	—	—	2.8
Other		—	—	(0.1)	—	—	—	(0.1)

Balance, August 31, 2010		$0.5	$661.9	$459.0	$(52.7)	$(18.6)	$(355.7)	$694.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation

Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”), formerly known as Acuity Lighting Group, Inc., and other subsidiaries (collectively referred to herein as “the Company”). The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures and related products, including lighting controls, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company has one operating segment.

On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held, pioneering innovator of solid-state light-emitting diode (“LED”) architectural lighting. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and has developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.

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

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D is a manufacturer of comprehensive digital lighting controls and software that offered a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.

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

As a result of the Spin-off, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of the specialty products business presented as discontinued operations. All historical statements have been restated to conform to this presentation. Refer to the Discontinued Operations footnote.

The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations

As described in the Description of Business and Basis of Presentation footnote, the Company completed the Spin-off on October 31, 2007. A summary of the operating results for the discontinued operations is as follows:

	Years Ended August 31,
	2010	2009	2008

Net Sales	$—	$—	$97.8

Income before Provision for Income Taxes	0.6	—	3.0
Provision for Income Taxes	—	0.3	3.3

Income (Loss) from Discontinued Operations	$0.6	$(0.3)	$(0.3)

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

Revenue Recognition

The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Income in accordance with the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), which in most instances requires such costs be recorded as a reduction of revenue.

The Company provides for limited product return rights to certain distributors and customers primarily for slow moving or damaged items subject to certain defined criteria. The Company monitors product returns and, at the time revenue is recognized, records a provision for the estimated amount of future returns based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on the Company’s operating results in future periods.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s turnkey labor renovation services, revenue is earned on installation services and lighting fixtures. Revenue is recognized for the service and fixtures in the period that the installation of the fixtures is completed.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $34.0 and $30.2 at August 31, 2010 and 2009, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2010. Additionally, net sales to The Home Depot accounted for approximately 11% of net sales of the Company in fiscal 2010, 2009, and 2008.

Reclassifications

Certain prior-period amounts have been reclassified to conform to current year presentation.

Subsequent Events

The Company has evaluated, for recognition and disclosure, subsequent events for occurrences and transactions after the date of the consolidated financial statements for the year ended August 31, 2010.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2010	2009

Raw materials and supplies	$76.4	$69.8
Work in process	8.8	11.9
Finished goods	73.2	70.3

	158.4	152.0
Less: Reserves	(9.4)	(11.2)

Total Inventory	$149.0	$140.8

Goodwill and Other Intangibles

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31,
	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents and trademarks	$49.4	$(16.2)	$29.1	$(14.2)
Distribution network and customer relationships	89.9	(23.7)	89.7	(19.3)
Other	5.8	(1.8)	4.6	(1.1)

Total	$145.1	$(41.7)	$123.4	$(34.6)

Unamortized trade names	$96.1		$96.0

Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the fair value of these acquired intangible assets, including estimated future net sales, royalty rates, and discount rates. The current year increases in the gross carrying amounts for the acquired intangible assets were due to the Renaissance acquisition (refer to the Acquisitions footnote). With regards to the Renaissance acquisition, the weighted average useful life of the intangible assets with finite lives acquired by the Company was estimated at 7.5 years, which consisted primarily of intangible assets related to patented technology and in-process research and development.

The Company recorded amortization expense of $7.1, $5.4, and $3.7 related to intangible assets with finite lives during fiscal 2010, 2009, and 2008, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $8.2 in fiscal 2011, $7.3 in fiscal 2012, $6.5 in fiscal 2013, $6.4 in fiscal 2014, and $6.2 in fiscal 2015. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships. Included in these amounts are the impact of incremental amortization expense for the December 31, 2008 acquisition of

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all the assets and the assumption of certain liabilities of LC&D, the April 20, 2009 acquisition of Sensor Switch, and the July 26, 2010 acquisition of Renaissance.

The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2009	$510.6
Acquisitions	5.2
Adjustments	0.8
Currency translation adjustments	(1.0)

Balance as of August 31, 2010	$515.6

The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the measured fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, were used in the determination of estimated fair value for both goodwill and indefinite lived intangible assets. Neither of the analyses resulted in an impairment charge during fiscal 2010, 2009, or 2008.

Other Long-Term Assets

Other long-term assets consist of the following:

	August 31,
	2010	2009

Long-term investments(1)	$1.9	$3.1
Assets held for sale	3.0	4.0
Investments in nonconsolidating affiliates(2)	—	8.9
Deferred debt issuance costs	2.6	0.1
Capitalized software costs	4.7	5.0
Deferred sales and marketing costs	6.6	1.3
Miscellaneous	1.3	1.5

Total	$20.1	$23.9

(1)	Long-term investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Realized and unrealized gains and

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2009 was due primarily to payments made to certain participants in these deferred compensation arrangements.

(2)	Investments in nonconsolidating affiliates — During fiscal 2009, the Company acquired an equity investment in Renaissance. This strategic investment represented less than a 20% ownership interest, and the Company did not maintain power over or control of the entity. In July 2010, the Company acquired the remaining outstanding capital stock and, thus, subsequent control of Renaissance. See the Acquisitions footnote for details.

As of August 31, 2010, the Company reported assets held for sale of $3.4, which were comprised of $0.4 in short-term assets and $3.0 in long-term assets. The assets represent two properties that the Company intends to sell to third parties within one year, or, in certain circumstances, beyond one year as allowed by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), as the facilities have been deemed unnecessary to current operations.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2010	2009

Deferred compensation and postretirement benefits other than pensions(1)	$32.3	$33.7
Postemployment benefit obligation(2)	0.4	0.4
Uncertain tax positions liability, including interest(3)	6.7	7.1
Deferred rent	2.2	2.8
Miscellaneous	4.1	3.4

Total	$45.7	$47.4

(1)	Deferred compensation and long-term postretirement benefits other than pensions — The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a means of satisfying a portion of these obligations.

(2)	Postemployment benefit obligation — ASC Topic 712, Compensation — Nonretirement Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company’s accrual relates primarily to the liability for life insurance coverage for certain eligible employees.

(3)	See the Income Taxes footnote for more information.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $88.4, $86.8, and $84.6 in fiscal 2010, 2009, and 2008, respectively.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote) using the modified prospective method. Under the modified prospective method, share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated under the previous guidance, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $11.8, $13.0, and $12.0 of share-based expense in continuing operations for the years ending August 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in continuing operations for share-based compensation arrangements was $4.2, $4.3, and $4.7 for the years ended August 31, 2010, 2009, and 2008, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience and recorded at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.

Excess tax benefits of $2.8, $0.4, and $5.0 related to share-based compensation were included in financing activities in the Company’s Statements of Cash Flows for fiscal 2010, 2009, and 2008, respectively.

See the Share-Based Payments footnote for more information.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 5 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $28.5, $29.6, and $29.7 during fiscal 2010, 2009, and 2008, respectively.

Research and Development

Research and development (“R&D”) expense, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, are expensed as incurred. R&D expense amounted to $28.0, $20.8, and $30.3 during fiscal 2010, 2009, and 2008, respectively.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These costs totaled $12.0, $8.7, and $7.6 during fiscal 2010, 2009, and 2008, respectively.

Service Arrangements with Customers

The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $4.9, $4.8, and

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.1 in fiscal 2010, 2009, and 2008, respectively. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to the company-owned life insurance program, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2010	2009	2008

Interest expense	$29.8	$29.5	$34.7
Interest income	(0.4)	(1.0)	(6.3)

Interest expense, net	$29.4	$28.5	$28.4

Interest expense, net, related to discontinued operations was zero for both fiscal 2010 and 2009, respectively, and $0.3 for fiscal 2008.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in the Consolidated Statements of Income and consisted of income of $0.7 and $2.1, in fiscal 2010 and 2009, respectively, and expense of $2.3 in fiscal 2008.

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses (benefits) result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

4.	New Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), which confirms that as of July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) is the single official source of authoritative,

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nongovernmental U.S. GAAP. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. SFAS 168 — which now resides in the ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), within the Codification — was effective for interim and annual periods ending after September 15, 2009 and, therefore, was adopted by the Company on November 30, 2009. The Company determined, however, that the standard did not have an effect on the Company’s financial position, results of operations, or cash flows upon adoption.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-1”), which amends the Codification for the issuance of SFAS 168. See discussion on SFAS 168 above as adoption was concurrent with that standard.

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

In December 2008, the FASB issued revisions to ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”), that required additional disclosures around the fair value measurements of plan assets within an entity’s defined benefit and other post-retirement plans. The revised guidance require additional disclosures around plan assets related to: 1) investment allocation decisions, 2) major categories of plan assets, 3) inputs and valuation techniques, 4) effect of changes in value of Level 3 assets, and 5) concentrations of risk. The provisions of this standard were effective for fiscal years ending after December 15, 2009, and were therefore adopted by the Company as of the fiscal year ended August 31, 2010. As the revisions only pertained to disclosures, the adoption of these requirements had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In June 2008, FASB issued guidance within ASC Topic 260, Earnings Per Share (“ASC 260”), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The standard provides guidance on how to allocate earnings to participating securities and compute earnings per share (“EPS”) using the two-class method. The provisions of this standard were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and were therefore adopted by the Company on September 1, 2009. The EPS amounts for previously reported periods have been adjusted due to retrospective adoption of this standard. The Company’s diluted EPS from continuing operations for the years ended August 31, 2009 and 2008, under this guidance are $2.01 and $3.51, respectively, as compared to $2.05 and $3.57 previously reported for these periods.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued guidance within ASC Topic 805, Business Combinations (“ASC 805”), which changes the accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC Topic 420, Exit or Disposal Obligations (“ASC 420”), are met. The standard was effective for business combination transactions for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and was therefore adopted by the Company on September 1, 2009. See the Acquisitions footnote for the impact of business combinations under this guidance on the Company’s financial position, results of operations, and cash flows.

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

Accounting Standards Yet to Be Adopted

In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software — Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-14 is therefore effective for the Company no later than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-14.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) company-specific estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. ASU 2009-13 is therefore effective for the Company no later

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than the beginning of fiscal 2011. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2009-13.

5.	Fair Value Measurements

The Company determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2010 and 2009:

	Fair Value Measurements as of:
	August 31, 2010		August 31, 2009
	Level 1	Total Fair Value	Level 1	Total Fair Value

Assets:
Cash and cash equivalents	$191.0	$191.0	$18.7	$18.7
Long-term investments(1)	3.1	3.1	4.7	4.7
Liabilities:
Deferred compensation plan(2)	$3.1	$3.1	$4.7	$4.7

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.

The Company utilizes valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC 820. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the current period.

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

The Company does not have any assets or liabilities that are carried at fair value and measured on a recurring basis classified as Level 3 assets or liabilities. In addition, no transfers between the levels of the fair value hierarchy

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred during the current fiscal period. In the event of a transfer in or out of Level 1, the transfers would be recognized on the date of occurrence.

Disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC 825, Financial Instruments, (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2010 and 2009:

	August 31, 2010		August 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Investments in nonconsolidating affiliates	$—	$—	$9.1	$9.1
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.3	$384.5	$—	$—
Public notes at 8.375% interest	—	—	200.0	207.8
Promissory note	—	—	27.5	28.0
Industrial revenue bond	4.0	4.0	4.0	4.0

Investments in nonconsolidating affiliates represented a strategic investment of less than a 20% ownership interest in Renaissance, and, prior to the date of change of control, the Company did not maintain power over or control of the entity. The Company accounted for this investment using the cost method. Therefore, the historical cost of the acquired shares represented the carrying value of the investment. In July 2010, the Company acquired the remaining capital stock in and control of Renaissance and accounted for the transaction in accordance with ASC 805.

Notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2010.

ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of liquidity and other risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

Nonrecurring Fair Value Measurements

As part of the streamlining actions taken during the second quarter of fiscal 2010, the Company recorded $3.7 in asset impairments related to the closure of a manufacturing facility and the abandonment of plant equipment. The Company’s restructuring plans triggered impairment indicators, which required the testing of the recoverability of the building and equipment per ASC 360. The fair value of the assets were estimated based primarily on

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows due to the short useful lives of the assets (e.g., less than one year) and the Company’s intentions for future use.

As of February 28, 2010, the manufacturing facility had a total carrying value of $3.4 prior to the announced plan to close. Through cash flow analysis and local commercial real estate market analysis, including the existence of a market for the facility, or lack thereof, the Company determined that the fair value of the property approximated zero. Thus, an impairment charge for the entire carrying value of the facility was incurred. Due to the methodology and inputs (i.e., undiscounted future cash flows, broker quotes, and probability analysis) employed to determine the fair value of the property, the manufacturing facility was concluded to be a Level 3 asset within the fair value hierarchy.

Plant equipment associated with the aforementioned facility had a carrying value of $0.3 as of February 28, 2010. Based on the lack of future use of the equipment and intended disposal, the assets were determined to be impaired during the second quarter of fiscal 2010 for the full net book value. Since management’s intent and use for the asset changed and no observable market data or inputs were utilized to determine the fair value of the equipment, the equipment was determined to be a Level 3 asset within the fair value hierarchy.

In addition to the aforementioned asset impairments, the Company recognized an impairment charge during the fourth quarter of fiscal 2010 of approximately $1.4, which was related primarily to the diminished fair value of its held-for-sale facility located in Decatur, GA. Based on market evidence (e.g., offers, broker quotes, and similar property), the carrying value of the property ($4.0) was deemed greater than the market value for manufacturing plants of similar size within the area, which correlates with the declines in commercial property values nationwide, and an impairment charge of $1.0 was recorded. Additionally, the impaired plant was concluded to be a Level 3 asset within the fair value hierarchy.

6.	Pension and Profit Sharing Plans

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

Effective for fiscal 2009, the Company adopted the measurement date provisions within ASC 715. Prior to 2009, the Company measured the funded status of its plans as of May 31 of each year. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position was effective for fiscal years ending after December 15, 2008, and was therefore effective for the Company in fiscal 2009. The change in measurement date to August 31 resulted in a reduction to retained earnings of approximately $0.5, net of tax, during fiscal 2009.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2010 and 2009. Activity related to the three-month gap period created by the change in valuation date from May 31 to August 31 is separately identified. The values of the below listed amounts were measured as of August 31, 2010 and August 31, 2009, respectively:

	Domestic
	Plans		International Plans
	August 31,		August 31,
	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of year	$116.8	$110.5	$32.2	$35.9
Adjustments due to measurement date provisions:
Service cost during gap period	N/A	0.6	N/A	—
Interest cost during gap period	N/A	1.7	N/A	0.5
Benefits paid during gap period	N/A	(1.8)	N/A	(0.1)
Service cost	2.7	2.5	0.1	0.1
Interest cost	6.8	6.7	1.7	1.8
Actuarial loss (gain)	14.1	3.1	3.8	(1.1)
Curtailment	0.2	—	0.1	—
Plan Settlements	—	—	(0.1)	(0.1)
Benefits paid	(6.3)	(6.9)	(0.7)	(0.8)
Plan Amendments	0.3	0.4	—	—
Other	—	—	(1.9)	(4.0)

Benefit obligation at end of year	134.6	116.8	35.2	32.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	$75.3	$92.9	$21.3	$26.0
Adjustments due to measurement date provisions:
Employer contributions during gap period	N/A	0.6	N/A	0.3
Benefits paid during gap period	N/A	(1.8)	N/A	(0.1)
Actual return on plan assets	4.0	(11.5)	1.3	(2.4)
Employer contributions	2.7	2.0	1.2	1.2
Plan Settlements	—	—	—	(0.1)
Benefits paid	(6.3)	(6.9)	(0.7)	(0.8)
Other	—	—	(1.3)	(2.8)

Fair value of plan assets at end of year	75.7	75.3	21.8	21.3

Funded status at end of year:
Funded Status	$(58.9)	$(41.5)	$(13.4)	$(10.9)

Net amount recognized in Consolidated Balance Sheets	$(58.9)	$(41.5)	$(13.4)	$(10.9)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.1)	$(1.2)	$—	$—
Non-current liabilities	(57.8)	(40.3)	(13.4)	(10.9)

Net amount recognized in Consolidated Balance Sheets	$(58.9)	$(41.5)	$(13.4)	$(10.9)

Accumulated Benefit Obligation	$133.9	$115.6	$35.1	$29.8

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic
	Plans		International Plans
	August 31,		August 31,
	2010	2009	2010	2009

Amounts in accumulated other comprehensive income:
Prior service cost	$(0.8)	$(0.8)	$—	$—
Net actuarial loss	(64.0)	(50.5)	(15.9)	(13.8)

Amounts in accumulated other comprehensive income	$(64.8)	$(51.3)	$(15.9)	$(13.8)

Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$0.1	$0.1	$—	$—
Net actuarial loss	3.7	2.7	1.0	1.0

Components of net periodic pension cost for the fiscal years ended August 31, 2010, 2009, and 2008 included the following:

	Domestic Plans			International Plans
	2010	2009	2008	2010	2009	2008

Service cost	$2.7	$2.5	$2.8	$0.1	$0.1	$0.1
Interest cost	6.8	6.7	6.5	1.7	1.8	1.9
Expected return on plan assets	(5.9)	(7.4)	(8.1)	(1.5)	(1.8)	(2.3)
Amortization of prior service cost	0.1	—	—	—	—	—
Curtailment	0.2	—	—	0.1	—	—
Recognized actuarial loss	2.7	1.1	0.9	0.8	0.6	0.4

Net periodic pension cost	$6.6	$2.9	$2.1	$1.2	$0.7	$0.1

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2010	2009	2010	2009

Discount rate	5.0%	6.0%	4.9%	5.6%
Rate of compensation increase	5.5%	5.5%	3.1%	4.5%

Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2010	2009	2008	2010	2009	2008

Discount rate	6.0%	6.3%	6.0%	5.6%	5.7%	5.4%
Expected return on plan assets	8.0%	8.3%	8.5%	6.8%	7.4%	7.4%
Rate of compensation increase	5.5%	5.5%	5.5%	4.5%	4.7%	4.1%

It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.8 for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 25 basis points in 2010, which contributed to the change in net periodic pension cost associated with those plans. The discount rate used in computing the net periodic pension cost for the Company’s international plans decreased 10 basis points in 2010 over the prior year. In addition, lower average asset values, a lower expected return on plan assets, and an

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actuarial loss resulted in higher overall periodic benefit costs for 2010. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 and $0.1 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During 2010, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During 2010, the international asset target allocation was 84% equity securities, 14% fixed income securities, and 2% real estate funds.

The Company’s pension plan asset allocation at August 31, 2010 and 2009 by asset category is as follows:

	% of Plan Assets
	Domestic
	Plans		International Plans
	2010	2009	2010	2009

Equity securities	55.6%	52.8%	84.1%	85.8%
Fixed income securities	39.8%	43.0%	13.9%	12.6%
Real estate	4.6%	4.2%	2.0%	1.6%

Total	100.0%	100.0%	100.0%	100.0%

The Company’s pension plan assets are stated at fair value from quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance.

The following table presents the fair value of the domestic pension plan assets by major category as of August 31, 2010:

		Fair Value Measurements
		as of August 31, 2010
		Quoted Market	Significant
		Prices in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Assets	August 31, 2010	(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
US equity securities	$26.2	$26.2	$—	$—
International equity securities	8.3	8.3	—	—
Equity Securities	7.6	7.6	—	—
Real Estate Fund	3.5	—	—	3.5
Short-Term Investments	2.0	2.0	—	—
Corporate Bonds	28.1	—	28.1	—

	$75.7

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of the international pension plan assets by major category as of August 31, 2010:

		Fair Value Measurements
		as of August 31, 2010
		Quoted Market	Significant
		Prices in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
Assets	August 31, 2010	(Level 1)	(Level 2)	(Level 3)

Equity Securities	18.3	18.3	—	—
Real Estate Fund	0.4	—	—	0.4
Short-Term Investments	1.3	1.3	—	—
Corporate Bonds	1.8	—	1.8	—

	$21.8

Publicly-traded securities are valued at the last reported sales price on the last business day of the period. Investments traded in the over-the-counter market and listed securities for which no sale was reported on the last day of the period are valued at the last reported bid price.

Investments in real estate are stated at estimated fair values based on the fund management’s valuations and upon appraisal reports prepared periodically by independent real estate appraisers. These investments are classified as Level 3 assets within the fair value hierarchy. The purpose of the appraisal is to estimate the fair value of the real estate as of a specific date based on the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite to a fair sale. Estimated fair value is based on (i) discounted cash flows using certain market assumptions, including holding period, discount rates, capitalization rates, rent and expense growth rates, future capital expenditures and the ultimate sale of the property at the end of the holding period; (ii) direct capitalization method; or (iii) comparable sales method.

The table below presents a rollforward of the domestic pension plans’ Level 3 assets for the year ended August 31, 2010:

Real Estate Fund
Year Ended
August 31, 2010

Balance, beginning of year	$3.1
Income	0.2
Net unrealized loss relating to instruments still held at the reporting date	(0.8)
Shares purchased from dividend reinvestment	1.0
Sale of shares (redemption)	—

Balance, end of year	$3.5

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a rollforward of the international pension plans’ Level 3 assets for the year ended August 31, 2010:

Real Estate Fund
Year Ended
August 31, 2010

Balance, beginning of year	$0.3
Net realized gains	—
Net unrealized gain relating to instruments still held at the reporting date	0.1
Shares purchased from dividend reinvestment	—
Sale of shares (redemption)	—

Balance, end of year	$0.4

The Company expects to contribute approximately $5.8 and $1.0 to its domestic and international defined benefit plans, respectively, during 2011. These amounts are based on the total contributions required during 2011 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.

Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans

2011	$6.2	$0.4
2012	6.4	0.5
2013	6.6	0.6
2014	6.7	0.7
2015	7.0	0.8
2016-2020	41.0	4.7

The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $4.0 in 2010, $4.3 in 2009, and $5.5 in 2008. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2010, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $5.6, which represented approximately 3.1% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt and Lines of Credit

Debt

The Company’s debt at August 31, 2010 and 2009 consisted of the following:

	August 31,
	2010	2009

Senior unsecured public notes due December 2019 with an effective interest rate of 6%, net of unamortized discount of $0.7	$349.3	$—
6% unsecured promissory note with quarterly principal payments; matures April 2012	—	27.6
8.375% public notes due August 2010 with an effective interest rate of 8.398%, net of unamortized discount of less than $0.1	—	199.9
Industrial revenue bond due 2021	4.0	4.0

Total debt outstanding	353.3	231.5
Less — Amounts payable within one year included in current liabilities	—	209.5

Long-term portion of debt outstanding	$353.3	$22.0

All future annual principal payments of long-term debt in the amount of $353.3 will become due after fiscal 2016.

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

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes is payable semi-annually on June 15 and December 15, commencing on June 15, 2010. Additionally, the Company capitalized $3.1 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.

In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Notes were exchanged.

As noted above, the Company retired all of the outstanding 2010 Notes through the execution of a cash tender offer and the subsequent redemption of any remaining 2010 Notes during fiscal 2010. The loss on the transaction, including the premium paid, expenses, and the write-off of deferred issuance costs associated with the 2010 Notes, was approximately $10.5.

On April 20, 2009, ABL issued a three-year unsecured promissory note at a 6% interest rate in the amount of $30.0 to the former sole shareholder of Sensor Switch, who continued as an employee of the Company upon completion of the acquisition, as partial consideration for the acquisition of Sensor Switch during the third quarter

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fiscal 2009. In accordance with certain rights to accelerate the repayment of the promissory note, ABL paid the outstanding principal balance of $25.3 with proceeds from the Notes in January 2010. No penalty or loss was incurred by the Company due to the prepayment of the promissory note.

The $4.0 industrial revenue bond matures in 2021. The interest rates on the $4.0 bond were approximately 0.4% and 0.5% at August 31, 2010 and 2009, respectively.

Lines of Credit

On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants, including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2010. At August 31, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $242.7 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.3 discussed below.

The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorgan Chase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margins were 0.50% and 0.41% as of August 31, 2010 and 2009, respectively. During both fiscal 2010 and 2009, the Company paid commitment fees at a rate of approximately 0.1%, and commitment fees paid during each of those years were approximately $0.2.

At August 31, 2010, the Company had outstanding letters of credit totaling $11.5, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At August 31, 2010, a total of $7.3 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.	Common Stock and Related Matters

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock

Changes in common stock for the years ended August 31, 2010, 2009, and 2008 were as follows:

	Common Stock
	Shares	Amount
		(At par)

Balance at August 31, 2007	49.3	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2008	49.7	$0.5
Issuance of restricted stock grants, net of forfeitures	—	—
Stock options exercised	0.1	—
Balance at August 31, 2009	49.8	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.4	—
Balance at August 31, 2010	50.4	$0.5

During fiscal 2010, the Company reacquired approximately 512,300 shares of the Company’s outstanding common stock, which completed the repurchase of ten million shares previously authorized by the Board of Directors. As of August 31, 2010, the Company had repurchased the ten million shares at a cost of $414.0 under this repurchase plan. In July 2010, the Company’s Board of Directors also authorized the repurchase of an additional two million shares, or almost 5%, of the Company’s outstanding common stock, of which approximately 535,500 shares were repurchased in fiscal 2010 under this plan at a cost of $20.5. During fiscal 2010, the Company re-issued slightly more than 140,000 shares as partial consideration for the acquisition of LC&D. The re-issued shares were removed from treasury stock using the FIFO cost method. At fiscal year-end, the remaining 8.3 million repurchased shares were recorded as treasury stock at original repurchase cost of $355.7.

Preferred Stock

The Company has 50 million shares of preferred stock authorized, 5 million of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2010 and 2009.

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 281,000 and 334,000 were excluded from the diluted earnings

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share calculation for the years ended August 31, 2010 and 2009, respectively, as the effect of inclusion would have been antidilutive.

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2010, 2009, and 2008:

	Years Ended August 31,
	2010	2009	2008

Basic Earnings per Share from Continuing Operations:
Income from continuing operations	$79.0	$85.2	$148.6

Basic weighted average shares outstanding	42.5	40.8	40.7

Basic earnings per share	$1.83	$2.05	$3.58

Diluted Earnings per Share from Continuing Operations:
Income from continuing operations	$79.0	$85.2	$148.6

Basic weighted average shares outstanding	42.5	40.8	40.7
Common stock equivalents	0.8	0.8	0.8

Diluted weighted average shares outstanding	43.3	41.6	41.5

Diluted earnings per share	$1.79	$2.01	$3.51

Basic Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$0.6	$(0.3)	$(0.3)

Basic weighted average shares outstanding	42.5	40.8	40.7

Basic earnings (loss) per share	$0.01	$(0.01)	$(0.01)

Diluted Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$0.6	$(0.3)	$(0.3)

Basic weighted average shares outstanding	42.5	40.8	40.7
Common stock equivalents	0.8	0.8	0.8

Diluted weighted average shares outstanding	43.3	41.6	41.5

Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.01)

In accordance with ASC 260, of which updated provisions became effective September 1, 2009, the computation of weighted-average shares outstanding has been modified to include unvested share-based payment awards with rights to receive nonforfeitable dividends as participating securities. The application of the standard decreased both basic and diluted EPS by $0.04 for the year ended August 31, 2009, and decreased basic and diluted EPS by $0.08 and $0.06, respectively, for the year ended August 31, 2008, as compared to the previously reported amounts.

9.	Share-Based Payments

Long-term Incentive and Directors’ Equity Plans

Effective November 30, 2001, the Company adopted the Acuity Brands, Inc., Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel. An aggregate of 8.1 million shares were originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc., Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3 million would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards. The Amended Plan was further amended in October 2007, including the release of the remaining 2 million shares and an increase of an additional 500,000 shares. In January 2008, the shareholders approved the Amended Plan. In addition to the Amended Plan, in November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors.

Restricted Stock Awards

As of August 31, 2010, the Company had approximately 640,000 shares outstanding of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized in continuing operations related to the awards under the Amended Plan was $8.0, $9.0, and $8.2 in fiscal 2010, 2009, and 2008, respectively.

Additionally, the Company awarded restricted stock to certain employees on an individual basis based on a number of factors, including individual achievements, additional job responsibilities, relocation, and employee recruitment and retention, in fiscal 2010 and prior years. As of August 31, 2010, approximately 188,000 shares related to these awards were outstanding. Compensation expense recognized in continuing operations related to these awards was $1.8, $1.6, and $1.4 in fiscal 2010, 2009, and 2008, respectively.

Activity related to restricted stock awards during the fiscal year ended August 31, 2010 was as follows:

		Weighted Average
		Grant Date
	Number of	Fair Value Per
	Shares	Share

Outstanding at August 31, 2009	0.9	$35.65
Granted	0.3	$34.08
Vested	(0.3)	$37.40
Forfeited	(0.1)	$38.42
Outstanding at August 31, 2010	0.8	$34.30

As of August 31, 2010, there was $16.8 of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended August 31, 2010 and 2009, was approximately $10.3 and $9.3, respectively.

Stock Options

Options issued under the Amended Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2010, approximately 200,000 shares had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 2.9 million, 3.2 million, and 3.8 million at August 31, 2010, 2009, and 2008, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Directors’ Plan was frozen with respect to future awards effective January 1, 2007.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2010	2009	2008

Dividend yield	1.5 - 1.8%	1.2 - 1.4%	1.1%
Expected volatility	40.9 - 41.2%	40.1 - 40.3%	36.4%
Risk-free interest rate	2.1 - 2.5%	1.9 - 2.6%	4.0%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options	$11.19 - $13.39	$7.53 - $11.13	$13.90

In addition to the options granted as a part of the annual incentive award, the Board of Directors approved supplemental option grants related to the assumption of additional duties by certain key employees, which were granted in April 2009 and June 2010. As a result, the assumptions used in fiscal 2010 and 2009 are reflected as a range of values.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2010, 2009, and 2008 were as follows:

	Outstanding		Exercisable
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at August 31, 2007	1.5	$26.18	1.2	$23.08
Spin Conversion	0.2	$21.69
Granted	0.2	$40.29
Exercised	(0.2)	$19.67
Cancelled	(0.1)	$25.42
Outstanding at August 31, 2008	1.6	$23.78	1.3	$20.26
Granted	0.3	$29.21
Exercised	(0.1)	$20.34
Cancelled	(0.1)	$33.59
Outstanding at August 31, 2009	1.7	$24.69	1.3	$22.09
Granted	0.2	$34.44
Exercised	(0.4)	$16.73
Cancelled	—	$—
Outstanding at August 31, 2010	1.5	$27.78	1.1	$26.03
Range of option exercise prices:
$10.00 — $15.00 (average life — 1.9 years)	0.1	$11.70	0.1	$11.70
$15.01 — $20.00 (average life — 3.5 years)	0.1	$19.40	0.1	$19.40
$20.01 — $25.00 (average life — 5.7 years)	0.3	$21.85	0.3	$21.62
$25.01 — $30.00 (average life — 4.9 years)	0.3	$26.02	0.3	$26.02
$30.01 — $40.00 (average life — 7.9 years)	0.7	$35.81	0.3	$37.10

The total intrinsic value of options exercised during the years ended August 31, 2010 and 2009 was $7.3 and $5.6, respectively. As of August 31, 2010, the total intrinsic value of options outstanding and expected to vest were $16.7 and $16.4, respectively, and the total intrinsic value of options exercisable was $14.3. As of August 31, 2010, there was $2.5 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Employee Stock Purchase Plan

Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.1 million shares remain available as of August 31, 2010. Employees may participate at their discretion.

Share Units

The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or in five annual installments. The distribution amount was calculated as share units times the

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals were valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2010, approximately 190,000 share units were accounted for in this plan.

Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares were valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2010, approximately 55,000 fully vested share units were accounted for in this plan.

Treatment of Stock Options, Restricted Stock Awards, and Restricted Stock Units pursuant to the Spin-off of Zep

The employee benefits agreement entered into between the Company and Zep Inc. provided that at the time of the Spin-off, Company stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remains unaffected by the Spin-off. The employee benefits agreement also provided that, at the time of the Spin-off, Company stock options held by current and former employees of the Company and former Zep employees were adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Company stock options to maintain the intrinsic value of the options, pursuant to the applicable long-term incentive plan of the Company.

Each of the current and former employees of the Company and Zep holding unvested shares of restricted stock of the Company received a dividend of one share of Zep restricted stock for each two shares of the Company’s unvested restricted stock held. The shares of Zep stock received as a dividend are subject to the same restrictions and terms as the Company’s restricted stock. The shares of Zep common stock were fully paid and non-assessable and the holders thereof are not entitled to preemptive rights.

Effective immediately after the Spin-off of the specialty products business, the number of shares represented by restricted stock units were converted in the same manner as the above mentioned stock option awards.

10.	Commitments and Contingencies

Self-Insurance

It is the policy of the Company to self-insure — up to certain limits — traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources, including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

The Company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2010, are $15.0, $12.2, $8.9, $5.2, $4.0, and $6.0 for fiscal 2011, 2012, 2013, 2014, 2015, and after 2016, respectively.

Total rent expense was $16.6, $18.2, and $18.8 in fiscal 2010, 2009, and 2008, respectively.

Purchase Obligations

The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2010 include $80.9 in fiscal 2011. As of August 31, 2010, the Company had no purchase obligations extending beyond August 31, 2011.

Collective Bargaining Agreements

Approximately 61% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 34% of the Company’s work force will expire within one year.

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

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2010 and 2009 are summarized as follows:

	FY2010	FY2009

Balance at September 1	$3.4	$4.9
Adjustments to the warranty and recall reserve	5.1	2.7
Payments made during the period	(4.9)	(4.2)

Balance at August 31	$3.6	$3.4

11.	Special Charge

During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees. These actions, including those taken in fiscal 2009 as part of this program, are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.

During fiscal 2010, the Company continued its program to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of certain overhead costs. These actions are expected to allow

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities. During fiscal 2010, the Company recorded a pre-tax charge of $8.4, or $0.13 after-tax per diluted share. The total pre-tax charge consists primarily of $3.3 for estimated severances and employee benefits related to the planned consolidation of certain manufacturing operations and a reduction in workforce and $5.1 for asset impairments related to the closing of a manufacturing facility and the adjustment to fair value of an idle facility.

Approximately $49.7 of cumulative special charges related to these activities has been incurred through August 31, 2010.

The changes in the reserves related to the program during the year ended August 31, 2010 (included in Accrued Compensation on the Consolidated Balance Sheets) are summarized as follows:

	Severance	Exit Costs

Balance as of September 1, 2009	$11.0	$0.9
Special charge	3.3	0.1
Payments made during the period	(7.4)	(0.3)

Balance as of August 31, 2010	$6.9	$0.7

12.	Acquisitions

Renaissance Acquisition

On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.

Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in the company and a license to the company’s intellectual property estate. Therefore, the Company recognized an acquisition-in-stages as prescribed by ASC 805, which required the original equity ownership interest to be revalued to the fair value as of the date of acquisition and included as part of the total consideration given. Total consideration consisted of cash and the original noncontrolling interest.

Due to the provisions of ASC 805, the Company recognized an immaterial amount in acquisition costs in current year earnings.

The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of August 31, 2010. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.

Sensor Switch Acquisition

On April 20, 2009, the Company acquired 100% of the outstanding capital stock of Sensor Switch, an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of products and solutions that substantially reduce energy consumption including occupancy sensors, photocontrols, and distributed lighting control devices. Total consideration for the purchase was approximately $205.0 consisting of 2 million shares of Acuity Brands’ common stock, a $30.0 unsecured promissory note payable over three years, and approximately $130.0 of cash. The cash payment was funded from available cash on hand and from borrowings under the Company’s existing Revolving Credit

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal 2009, and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2009.

LC&D Acquisition

On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of LC&D. Located in Glendale, California, LC&D is a manufacturer of comprehensive digital lighting controls and software that offered a breadth of products, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the purchase price allocation during fiscal 2009, and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2009.

See Subsequent Event footnote for post-financial statement date acquisition.

13.	Income Taxes

The Company accounts for income taxes using the asset and liability approach as prescribed by ASC Topic 740, Income Taxes (“ASC 740”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2010	2009	2008

Provision for current federal taxes	$24.0	$35.1	$62.0
Provision for current state taxes	4.0	4.2	7.3
Provision for current foreign taxes	4.7	3.6	5.3
Provision/(Benefit) for deferred taxes	7.1	(0.8)	7.3

Total provision for income taxes	$39.8	$42.1	$81.9

A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2010	2009	2008

Federal income tax computed at statutory rate	$41.6	$44.6	$80.7
State income tax, net of federal income tax benefit	2.6	2.4	4.7
Foreign permanent differences and rate differential	(0.6)	(0.8)	(1.5)
Tax (benefit)/expense on repatriation of foreign earnings	—	(0.4)	1.0
Other, net	(3.8)	(3.7)	(3.0)

Total provision for income taxes	$39.8	$42.1	$81.9

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the net deferred income taxes at August 31, 2010 and 2008 include:

	August 31,
	2010	2009

Deferred Income Tax Liabilities:
Depreciation	$(4.4)	$(3.6)
Goodwill and intangibles	(63.4)	(54.6)
Other liabilities	(1.6)	(1.2)

Total deferred income tax liabilities	(69.4)	(59.4)
Deferred Income Tax Assets:
Self-insurance	3.9	4.7
Pension	25.2	18.8
Deferred compensation	21.8	26.5
Bonuses	1.1	0.1
Net operating losses*	14.5	—
Other accruals not yet deductible	16.1	14.6
Other assets	3.9	1.0

Total deferred income tax assets	86.5	65.7

Valuation Allowance*	(6.3)	—

Net deferred income tax assets	$10.8	$6.3

*	Deferred income tax asset and a substantial portion of the valuation allowance relate to cumulative net operating losses incurred by Renaissance up to the date of acquisition. The remaining valuation allowance relates to certain state tax credits.

The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $33.8 at August 31, 2010; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

As part of the Renaissance acquisition in fiscal 2010, the Company recognized deferred tax assets related to net operating losses incurred by Renaissance, which are expected to expire between 2026 and 2031. In addition, the Company recorded an estimated valuation allowance related to the recoverability of the deferred tax assets based on Internal Revenue Service limitations, among other factors. At August 31, 2010, the Company recognized a valuation allowance attributable to these deferred tax assets in the amount of $5.1. At August 31, 2009, no valuation allowances on deferred tax assets were deemed necessary.

At August 31, 2010, the Company had state tax credit carryforwards of approximately $2.5, which will expire between 2013 and 2018.

The gross amount of unrecognized tax benefits as of August 31, 2010, totaled $6.7, which includes $5.6 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2006 or for foreign income tax

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations before 2004. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the year ended August 31, 2010 is as follows:

	FY2010	FY2009

Unrecognized tax benefits balance at September 1, 2009	$7.2	$6.9
Additions based on tax positions related to the current year	0.2	0.4
Additions for tax positions of prior years	0.5	0.5
Reductions for tax positions of prior years	(0.8)	(0.1)
Reductions due to settlements	—	(0.3)
Reductions due to lapse of statute of limitations	(0.4)	(0.2)

Unrecognized tax benefits balance at August 31, 2010	$6.7	$7.2

During fiscal 2010, the Company decreased its interest accrual associated with uncertain tax positions by approximately $0.1. Total accrued interest as of August 31, 2010 was $0.8. There were no accruals related to income tax penalties during fiscal 2010. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

14.	Subsequent Event

On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Minnesota. Recognized throughout the architectural design community, Winona Lighting served the commercial, retail, and institutional markets with a product portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications.

Due to the timing of the acquisition, the Company has only recently begun the analysis around the acquisition method accounting for Winona Lighting. However, management does not currently believe that the purchase is material to the Company’s overall financial condition, results of operations, and cash flows.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Geographic Information

The Company has one operating segment. The geographic distribution of the Company’s net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2010	2009	2008

Net sales(1)
Domestic(2)	$1,446.1	$1,479.7	$1,804.6
International	180.8	177.7	222.0

Total	$1,626.9	$1,657.4	$2,026.6

Operating profit
Domestic(2)	$139.9	$139.0	$242.5
International	17.8	14.8	18.6

Total	$157.7	$153.8	$261.1

Income from Continuing Operations before Provision for Income Taxes
Domestic(2)	$101.1	$111.3	$213.0
International	17.7	16.0	17.6

Total	$118.8	$127.3	$230.6

Long-lived assets(3)
Domestic(2)	$130.4	$140.1	$139.0
International	31.8	32.2	41.9

Total	$162.2	$172.3	$180.9

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income from continuing operations before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, deferred compensation plan assets, long-term deferred income tax assets, and other long-term assets for continuing operations.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements

In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, engaged in the refinancing of the current debt outstanding through a private placement bond offering of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020. See Debt footnote for further information on the refinancing activities.

In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchases of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$163.1	$0.4	$—	$27.5	$—	$191.0
Accounts receivable, net	—	219.0	—	36.1	—	255.1
Inventories	—	139.5	—	9.5	—	149.0
Other current assets	7.2	19.0	—	5.0	—	31.2

Total Current Assets	170.3	377.9	—	78.1	—	626.3

Property, Plant, and Equipment, net	—	107.3	—	31.1	—	138.4
Goodwill	—	478.4	2.7	34.5	—	515.6
Intangible assets	—	72.8	124.3	2.4	—	199.5
Other long-term assets	4.6	7.2	—	12.0	—	23.8
Investments in subsidiaries	635.7	97.4	—	0.2	(733.3)	—

Total Assets	$810.6	$1,141.0	$127.0	$158.3	$(733.3)	$1,503.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.7	$178.5	$—	$15.8	$—	$195.0
Intercompany payable (receivable)	63.8	(30.0)	(60.2)	26.4	—	—
Other accrued liabilities	15.6	97.6	—	13.1	—	126.3

Total Current Liabilities	80.1	246.1	(60.2)	55.3	—	321.3

Long-Term Debt	—	353.3	—	—	—	353.3
Deferred Income Taxes	(18.5)	28.5	—	0.2	—	10.2
Other Long-Term Liabilities	54.6	54.0	—	15.8	—	124.4
Total Stockholders’ Equity	694.4	459.1	187.2	87.0	(733.3)	694.4

Total Liabilities and Stockholders’ Equity	$810.6	$1,141.0	$127.0	$158.3	$(733.3)	$1,503.6

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$2.4	$0.6	$—	$15.7	$—	$18.7
Accounts receivable, net	—	186.4	—	41.0	—	227.4
Inventories	—	130.2	—	10.6	—	140.8
Other current assets	4.5	27.1	—	4.4	—	36.0

Total Current Assets	6.9	344.3	—	71.7	—	422.9

Property, Plant, and Equipment, net	—	113.4	—	32.4	—	145.8
Goodwill	—	471.9	2.7	36.0	—	510.6
Intangible assets	—	61.6	120.4	2.8	—	184.8
Other long-term assets	2.0	16.6	—	7.9	—	26.5
Intercompany notes receivable	—	2.4	—	—	(2.4)	—
Investments in subsidiaries	759.0	333.0	—	0.3	(1,092.3)	—

Total Assets	$767.9	$1,343.2	$123.1	$151.1	$(1,094.7)	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.2	$144.8	$—	$17.3	$—	$162.3
Intercompany payable (receivable)	56.6	200.2	(42.3)	(214.5)	—	—
Current maturities of long-term debt	—	209.5	—	—	—	209.5
Other accrued liabilities	14.3	79.1	—	10.9	—	104.3

Total Current Liabilities	71.1	633.6	(42.3)	(186.3)	—	476.1

Long-Term Debt	—	22.0	—	—	—	22.0
Intercompany Debt	—	—	—	2.4	(2.4)	—
Deferred Income Taxes	(29.1)	43.9	—	(1.8)	—	13.0
Other Long-Term Liabilities	53.7	41.1	—	12.5	—	107.3
Total Stockholders’ Equity	672.2	602.6	165.4	324.3	(1,092.3)	672.2

Total Liabilities and Stockholders’ Equity	$767.9	$1,343.2	$123.1	$151.1	$(1,094.7)	$1,290.6

Note:	Intercompany payable (receivable) within the non-guarantors column primarily represented intercompany transactions between ABL and its direct subsidiary, Acuity Unlimited, Inc (“Acuity Unlimited”). The equity interest in Acuity Unlimited offsets this receivable. As no operating activity existed in fiscal 2010, Acuity Unlimited issued a return of capital in the amount of the capital investment made by ABL and settled the intercompany balance outstanding during the year. The return of capital reduced intercompany receivable and total equity for the non-guarantors column by approximately $230.0 and fully eliminated all Acuity Unlimited balance sheet amounts. ABL experienced equal reductions in investments in subsidiaries and net intercompany payables.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

Net Sales:
External sales	$—	$1,437.8	$—	$189.1	$—	$1,626.9
Intercompany sales	—	—	25.3	62.4	(87.7)	—

Total Sales	—	1,437.8	25.3	251.5	(87.7)	1,626.9
Cost of Products Sold	—	842.6	—	185.2	(62.4)	965.4

Gross Profit	—	595.2	25.3	66.3	(25.3)	661.5
Selling, Distribution, and Administrative Expenses	24.3	440.6	4.1	51.7	(25.3)	495.4
Intercompany charges	(33.6)	28.6	—	5.0	—	—
Special Charge	0.6	7.3	—	0.5	—	8.4

Operating Profit	8.7	118.7	21.2	9.1	—	157.7
Interest expense (income), net	7.8	21.8	—	(0.2)	—	29.4
Loss on early debt extinguishment	—	10.5	—	—	—	10.5
Equity earnings in subsidiaries	(78.2)	(6.9)	—	0.1	85.0	—
Miscellaneous (income) expense, net	(0.3)	(1.0)	—	0.3	—	(1.0)

Income from Continuing Operations before Provision for Income Taxes	79.4	94.3	21.2	8.9	(85.0)	118.8
Provision for Income Taxes	0.4	28.3	7.4	3.7	—	39.8

Income from Continuing Operations	79.0	66.0	13.8	5.2	(85.0)	79.0
Income from Discontinued Operations	0.6	—	—	—	—	0.6

Net Income	$79.6	$66.0	$13.8	$5.2	$(85.0)	$79.6

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
	(In millions)

Net Sales:
External sales	$—	$1,473.2	$—	$184.2	$—	$1,657.4
Intercompany sales	—	—	29.4	59.2	(88.6)	—

Total Sales	—	1,473.2	29.4	243.4	(88.6)	1,657.4
Cost of Products Sold	—	902.3	—	179.2	(59.2)	1,022.3

Gross Profit	—	570.9	29.4	64.2	(29.4)	635.1
Selling, Distribution, and Administrative Expenses	22.3	405.7	4.1	51.9	(29.4)	454.6
Intercompany charges	(32.5)	26.8	—	5.7	—	—
Special Charge	(0.5)	19.5	—	7.7	—	26.7

Operating Profit (Loss)	10.7	118.9	25.3	(1.1)	—	153.8
Interest expense (income), net	6.7	22.0	—	(0.2)	—	28.5
Equity earnings in subsidiaries	(82.2)	(4.6)	—	0.1	86.7	—
Miscellaneous income, net	(0.1)	(0.8)	—	(1.1)	—	(2.0)

Income from Continuing Operations before Provision for Income Taxes	86.3	102.3	25.3	0.1	(86.7)	127.3
Provision for Income Taxes	1.1	31.6	9.4	—	—	42.1

Income from Continuing Operations	85.2	70.7	15.9	0.1	(86.7)	85.2
Loss from Discontinued Operations	(0.3)	—	—	—	—	(0.3)

Net Income	$84.9	$70.7	$15.9	$0.1	$(86.7)	$84.9

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2008
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
	(In millions)

Net Sales:
External sales	$—	$1,798.9	$—	$227.7	$—	$2,026.6
Intercompany sales	—	—	34.4	72.0	(106.4)	—

Total Sales	—	1,798.9	34.4	299.7	(106.4)	2,026.6
Cost of Products Sold	—	1,056.3	—	226.5	(72.0)	1,210.8

Gross Profit	—	742.6	34.4	73.2	(34.4)	815.8
Selling, Distribution, and Administrative Expenses	29.1	475.9	3.2	66.3	(34.4)	540.1
Intercompany charges	(36.4)	29.6	—	6.8	—	—
Special Charge	5.5	9.1	—	—	—	14.6

Operating Profit	1.8	228.0	31.2	0.1	—	261.1
Interest expense (income), net	4.1	25.0	—	(0.7)	—	28.4
Equity earnings in subsidiaries	(150.5)	(17.9)	—	—	168.4	—
Miscellaneous expense (income), net	0.1	24.5	—	(22.4)	—	2.2

Income from Continuing Operations before Provision for Income Taxes	148.1	196.4	31.2	23.2	(168.4)	230.5
Provision for Income Taxes	(0.5)	61.6	12.0	8.8	—	81.9

Income from Continuing Operations	148.6	134.8	19.2	14.4	(168.4)	148.6
Loss from Discontinued Operations	(0.3)	—	—	—	—	(0.3)

Net Income	$148.3	$134.8	$19.2	$14.4	$(168.4)	$148.3

Note:	Miscellaneous income within the non-guarantors column represented intercompany transactions between ABL and its direct subsidiary, Acuity Unlimited, Inc (“Acuity Unlimited”). As no operating activity existed in fiscal 2010, Acuity Unlimited issued a return of capital in the amount of the capital investment made by ABL and settled the intercompany balance outstanding during the year.

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

Net Cash Provided by (Used for) Operating Activities	$232.7	$(91.3)	$—	$19.1	$—	$160.5

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(19.4)	—	(2.5)	—	(21.9)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2
Investments in subsidiaries	(14.6)	—	—	—	14.6	—
Acquisitions of business and intangible assets	(8.0)	(14.6)	—	—	—	(22.6)

Net Cash Used for Investing Activities	(22.6)	(33.9)	—	(2.4)	14.6	(44.3)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(36.1)	—	—	—	—	(36.1)
Excess tax benefits from share-based payments	2.8	—	—	—	—	2.8
Intercompany capital	—	14.6	—	—	(14.6)	—
Dividends paid	(22.6)	—	—	—	—	(22.6)

Net Cash (Used for) Provided by Financing Activities	(49.4)	125.6	—	(2.4)	(14.6)	59.2

Effect of Exchange Rate Changes on Cash	—	(0.6)	—	(2.5)	—	(3.1)

Net Change in Cash and Cash Equivalents	160.7	(0.2)	—	11.8	—	172.3
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7

Cash and Cash Equivalents at End of Period	$163.1	$0.4	$—	$27.5	$—	$191.0

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

Net Cash (Used for) Provided by Operating Activities	$(90.6)	$182.8	$—	$0.5	$—	$92.7

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(17.7)	—	(3.5)	—	(21.2)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2
Investments in subsidiaries	(162.1)	—	—	—	162.1	—
Acquisitions of businesses	—	(162.1)	—	—	—	(162.1)

Net Cash Used for Investing Activities	(162.1)	(179.7)	—	(3.4)	162.1	(183.1)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(0.4)	(162.0)	—	—	—	(162.4)
Intercompany borrowings (payments)	—	2.0	—	(2.0)	—	—
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
Excess tax benefits from share-based payments	0.4	—	—	—	—	0.4
Intercompany capital	—	162.1	—	—	(162.1)	—
Dividends paid	(21.6)	—	—	—	—	(21.6)

Net Cash (Used for) Provided by Financing Activities	(18.6)	2.1	—	(2.0)	(162.1)	(180.6)

Cash Flows from Discontinued Operations:
Net Cash Used for Operating Activities	(0.3)	—	—	—	—	(0.3)

Net Cash Used for Discontinued Operations	(0.3)	—	—	—	—	(0.3)

Effect of Exchange Rate Changes on Cash	—	(4.6)	—	(2.5)	—	(7.1)

Net Change in Cash and Cash Equivalents	(271.6)	0.6	—	(7.4)	—	(278.4)
Cash and Cash Equivalents at Beginning of Period	274.0	—	—	23.1	—	297.1

Cash and Cash Equivalents at End of Period	$2.4	$0.6	$—	$15.7	$—	$18.7

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2008
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$247.6	$29.4	$—	$3.0	$(58.2)	$221.8

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	0.2	(24.4)	—	(3.0)	—	(27.2)
Proceeds from sale of property, plant, and equipment	—	0.2	—	—	—	0.2
Investments in subsidiaries	(21.0)	(17.5)	—	—	38.5	—
Acquisitions of businesses	—	(3.5)	—	—	—	(3.5)

Net Cash Used for Investing Activities	(20.8)	(45.2)	—	(3.0)	38.5	(30.5)

Cash Provided by (Used for) Financing Activities:
Intercompany borrowings (payments)	—	(4.5)	—	4.5	—	—
Proceeds from stock option exercises and other	4.5	—	—	—	—	4.5
Repurchases of common stock	(155.6)	—	—	—	—	(155.6)
Excess tax benefits from share-based payments	5.0	—	—	—	—	5.0
Intercompany dividends	—	—	—	(58.2)	58.2	—
Intercompany capital	—	21.0	—	17.5	(38.5)	—
Dividend received from Zep	58.4	—	—	—	—	58.4
Dividends paid	(22.5)	—	—	—	—	(22.5)

Net Cash (Used for) Provided by Financing Activities	(110.2)	16.5	—	(36.2)	19.7	(110.2)

Cash Flows from Discontinued Operations:
Net Cash Provided by Operating Activities	4.2	—	—	—	—	4.2
Net Cash Used for Investing Activities	(0.4)	—	—	—	—	(0.4)
Net Cash Used for Financing Activities	(2.3)	—	—	—	—	(2.3)

Net Cash Provided by Discontinued Operations	1.5	—	—	—	—	1.5
Effect of Exchange Rate Changes on Cash	(21.2)	(0.7)	—	22.7	—	0.8

Net Change in Cash and Cash Equivalents	96.9	—	—	(13.5)	—	83.4
Cash and Cash Equivalents at Beginning of Period	177.1	—	—	36.6	—	213.7

Cash and Cash Equivalents at End of Period	$274.0	$—	$—	$23.1	$—	$297.1

ACUITY BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2010
	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter(1)

Net Sales	$391.7	$383.5	$407.6	$444.1
Gross Profit	161.3	152.3	163.6	184.4
Income from Continuing Operations	23.3	7.2	21.3	27.2
Income (Loss) from Discontinued Operations	—	0.6	—	—

Net Income	$23.3	$7.8	$21.3	$27.2

Basic Earnings per Share from Continuing Operations	$0.54	$0.17	$0.49	$0.63
Basic Earnings per Share from Discontinued Operations	—	0.01	—	—

Basic Earnings per Share	$0.54	$0.18	$0.49	$0.63

Diluted Earnings per Share from Continuing Operations	$0.53	$0.16	$0.48	$0.62
Diluted Earnings per Share from Discontinued Operations	—	0.01	—	—

Diluted Earnings per Share	$0.53	$0.17	$0.48	$0.62

	Fiscal Year 2009
	1st Quarter(2)	2nd Quarter	3rd Quarter	4th Quarter

Net Sales	$452.0	$386.1	$396.6	$422.6
Gross Profit	174.7	141.4	153.6	165.4
Income from Continuing Operations	19.4	14.4	22.3	29.1
Income (Loss) from Discontinued Operations	—	—	(0.3)	—

Net Income	$19.4	$14.4	$22.0	$29.1

Basic Earnings per Share from Continuing Operations	$0.48	$0.35	$0.53	$0.69
Basic Earnings per Share from Discontinued Operations	—	—	(0.01)	—

Basic Earnings per Share	$0.48	$0.35	$0.52	$0.69

Diluted Earnings per Share from Continuing Operations	$0.47	$0.34	$0.52	$0.68
Diluted Earnings per Share from Discontinued Operations	—	—	(0.01)	—

Diluted Earnings per Share	$0.47	$0.34	$0.51	$0.68

(1)	Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 include a pre-tax special charge of $8.4 ($5.5 after-tax), or $0.13 per share, for estimated costs the company incurred to simplify and streamline its operations. Net income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 also include a pre-tax loss of $10.5 ($6.8 after-tax), or $0.16 per share, related to loss on early debt extinguishment.

(2)	Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2009 include a pre-tax special charge of $26.7 ($16.8 after-tax), or $0.40 per share for estimated costs to simplify and streamline the Company’s operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2010 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. In addition, on February 24, 2010, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2010 Summary Compensation Table, Fiscal 2010 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2010 Year-End, Option Exercises and Stock Vested in Fiscal 2010, Pension Benefits in Fiscal 2010, Fiscal 2010 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting
	Reports of Independent Registered Public Accounting Firm	40-41
	Consolidated Balance Sheets as of August 31, 2010 and 2009	42
	Consolidated Statements of Income for the years ended August 31, 2010, 2009, and 2008	43
	Consolidated Statements of Cash Flows for the years ended August 31, 2010, 2009, and 2008	44
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2010, 2009, and 2008	45
	Notes to Consolidated Financial Statements	46-87
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	102
	Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto
(3)	Exhibits filed with this report (begins on next page):
	Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Brands, Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309-7676

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
	(c)	Stock Purchase Agreement dated March 18, 2009 by and between Acuity Brands, Inc., Acuity Brands Lighting, Inc., Sensor Switch, Inc., and Brian Platner.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on March 18, 2009, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., (formerly Acuity Brands Holdings, Inc.) dated as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.
	(d)	First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc.*, L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.10 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

	(e)	Indenture dated as of January 26, 1999.	Reference is made to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.
	(f)	Form of 8.375% Note due August 1, 2010.	Reference is made to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form 10, filed by L&C Spinco, Inc.* on September 6, 2001, which is incorporated herein by reference.
	(g)	Second Supplemental Indenture between Acuity Brands, Inc., Old ABI, Inc. and The Bank of New York Trust Company, N.A., dated as of September 26, 2007.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(h)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(i)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(j)	Registration Rights Agreement, dated December 8, 2009, by and among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding LLC and Banc of America Securities LLC and J.P. Morgan Securities Inc., as initial purchasers.	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10 (i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
	(2)	5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Wachovia Bank, National Association; Bank of America, N.A.; Keybank National Association; Wells Fargo Bank, N.A.; and Branch Banking and Trust Company.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.

	(3)	Amended and Restated Credit and Security Agreement dated as of October 19, 2007 among Acuity Unlimited Inc., as Borrower; Acuity Brands Lighting, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.	Reference is made to Exhibit 10 (i)A(18) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.
	(4)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 1, dated as of November 12, 2009, to 5-Year Revolving Credit Agreement, dated as of October 19, 2008.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 16, 2009, which is incorporated herein by reference.
EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on January 6, 2009, which is incorporated herein by reference.
	(4)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(8)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(9)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(10)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(11)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
(12)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
(13)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(14)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(15)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(16)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(17)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(18)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(19)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(20)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(21)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(22)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(23)	Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(24)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(25)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(26)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(27)	Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(28)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(30)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.

(31)	2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.
(32)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(33)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(34)	Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(35)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(36)	Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(37)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(38)	Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(39)	Confidentiality and Restrictive Covenants Agreement with John K. Morgan.	Reference is made to Exhibit 10(iii)A(72) of the registrant’s Form 10-K as filed with the Commission on October 30, 2007, which is incorporated herein by reference.
(40)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(42)	Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(43)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(44)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(45)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(46)	Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(49)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(50)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(51)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.
(52)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(53)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(54)	Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(55)	Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(89) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(56)	Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(90) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(57)	Amendment No. 1 to Amended and Restated Change in Control Agreement with Jeremy M. Quick.	Reference is made to Exhibit 10(iii)A(92) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(58)	Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10 (h) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(59)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(60)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(61)	Employment Letter dated April 29, 2004 between Acuity Brands Lighting, Inc. and John T. Hartman.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(62)	Employment Letter dated October 29, 2004 between Acuity Brands Lighting, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10 (e) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(63)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(64)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(65)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.

(66)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10(iii)A(80) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(67)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(68)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and C. Dan Smith.	Reference is made to Exhibit 10(iii)A(82) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(69)	Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(70)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(71)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(72)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(73)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(74)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10 (e) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(75)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.

	(76)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and C. Dan Smith.	Reference is made to Exhibit 10 (g) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
EXHIBIT 12	(a)	Statement re Computation of Ratios.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 14		Code of Ethics and Business Conduct.	Reference is made to Exhibit 14 of registrant’s Form 8-K as filed with the Commission on January 12, 2005, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

*	Acuity Brands, Inc., operated under the name L&C Spinco, Inc. from July 27, 2001 — November 9, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUITY BRANDS, INC.

Date: October 29, 2010	By:	/S/ VERNON J. NAGEL

Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL Vernon J. Nagel	Chairman, President, and Chief Executive Officer	October 29, 2010

	/s/ RICHARD K. REECE Richard K. Reece	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 29, 2010

	* Peter C. Browning	Director	October 29, 2010

	* John L. Clendenin	Director	October 29, 2010

	* George C. (Jack) Guynn	Director	October 29, 2010

	* Gordon D. Harnett	Director	October 29, 2010

	* Robert F. McCullough	Director	October 29, 2010

	* Julia B. North	Director	October 29, 2010

	* Ray M. Robinson	Director	October 29, 2010

	* Neil Williams	Director	October 29, 2010

*BY:	/s/ RICHARD K. REECE Richard K. Reece	Attorney-in-Fact	October 29, 2010

Schedule II
Acuity Brands, Inc.

Valuation and Qualifying Accounts
for the Years Ended August 31, 2010, 2009, and 2008
(In millions)

Historical amounts in the following table have been restated to exclude amounts related to discontinued operations. For additional information, see the Discontinued Operations footnote of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

	Balance at	Additions and Reductions Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts(1)	Deductions	End of Year

Year Ended August 31, 2010:
Reserve for doubtful accounts	$1.9	0.8	(0.1)	0.6	2.0
Reserve for estimated warranty and recall costs	$3.4	4.9	0.2	4.9	3.6
Reserve for estimated returns and allowances	$4.4	42.8	—	42.4	4.8
Self-insurance reserve(2)	$11.7	3.6	0.2	6.0	9.5
Year Ended August 31, 2009:
Reserve for doubtful accounts	$1.6	0.6	(0.1)	0.2	1.9
Reserve for estimated warranty and recall costs	$4.9	2.7	—	4.2	3.4
Reserve for estimated returns and allowances	$5.3	45.7	—	46.6	4.4
Self-insurance reserve(2)	$12.6	5.6	0.5	7.0	11.7
Year Ended August 31, 2008:
Reserve for doubtful accounts	$1.4	0.3	—	0.1	1.6
Reserve for estimated warranty and recall costs	$4.4	7.2	(1.0)	5.7	4.9
Reserve for estimated returns and allowances	$7.5	53.6	—	55.8	5.3
Self-insurance reserve(2)	$12.6	7.7	—	7.7	12.6

(1)	Includes recoveries and adjustments credited to the reserve.

(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.