Form 10-Q
period 2010-11-30
ACUITY BRANDS INC
filed 2011-01-10
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Common Stock—$0.01 Par Value – 43,199,035 shares as of January 7, 2011.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30,	August 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$152.2	$191.0
Accounts receivable, less reserve for doubtful accounts of $2.2 at November 30, 2010 and $2.0 at August 31, 2010	249.4	255.1
Inventories	173.7	149.0
Deferred income taxes	16.4	17.3
Prepayments and other current assets	21.7	13.9

Total Current Assets	613.4	626.3

Property, Plant, and Equipment, at cost:
Land	8.3	7.6
Buildings and leasehold improvements	118.7	113.7
Machinery and equipment	349.7	337.5

Total Property, Plant, and Equipment	476.7	458.8
Less – Accumulated depreciation and amortization	333.2	320.4

Property, Plant, and Equipment, net	143.5	138.4

Other Assets:
Goodwill	542.0	515.6
Intangible assets	197.2	199.5
Deferred income taxes	3.7	3.7
Other long-term assets	21.6	20.1

Total Other Assets	764.5	738.9

Total Assets	$1,521.4	$1,503.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$184.6	$195.0
Accrued compensation	29.2	51.8
Accrued pension liabilities, current	1.1	1.1
Other accrued liabilities	88.6	73.4

Total Current Liabilities	303.5	321.3

Long-Term Debt	353.4	353.3

Accrued Pension Liabilities, less current portion	70.7	71.1

Deferred Income Taxes	8.4	10.2

Self-Insurance Reserves, less current portion	7.4	7.6

Other Long-Term Liabilities	55.3	45.7

Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,781,272 issued and 42,456,111 outstanding at November 30, 2010; and 50,441,634 issued and 42,116,473 outstanding at August 31, 2010	0.5	0.5
Paid-in capital	666.9	661.9
Retained earnings	477.8	459.0
Accumulated other comprehensive loss items	(66.8)	(71.3)
Treasury stock, at cost, 8,325,161 shares at November 30, 2010 and August 31, 2010	(355.7)	(355.7)

Total Stockholders’ Equity	722.7	694.4

Total Liabilities and Stockholders’ Equity	$1,521.4	$1,503.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30,
	2010	2009
Net Sales	$425.0	$391.7
Cost of Products Sold	248.9	230.4

Gross Profit	176.1	161.3
Selling, Distribution, and Administrative Expenses	130.6	118.5
Special Charge	—	0.1

Operating Profit	45.5	42.7
Other Expense (Income):
Interest expense, net	7.5	6.7
Miscellaneous expense, net	1.2	0.5

Total Other Expense	8.7	7.2

Income before Provision for Income Taxes	36.8	35.5
Provision for Income Taxes	12.4	12.2

Net Income	$24.4	$23.3

Earnings Per Share:
Basic Earnings per Share	$0.57	$0.54

Basic Weighted Average Number of Shares Outstanding	42.0	42.3

Diluted Earnings per Share	$0.56	$0.53

Diluted Weighted Average Number of Shares Outstanding	42.8	43.1

Dividends Declared per Share	$0.13	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended November 30,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$24.4	$23.3

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9.6	9.4
Excess tax benefits from share-based payments	(2.9)	(0.1)
Loss on the sale or disposal of property, plant, and equipment	—	0.1
Deferred income taxes	(1.0)	(0.1)
Other non-cash items	(1.1)	(0.2)
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	11.5	8.6
Inventories	(17.8)	(4.2)
Prepayments and other current assets	(5.4)	(5.1)
Accounts payable	(11.8)	1.1
Other current liabilities	(8.7)	2.4
Other	8.5	5.8

Net Cash Provided by Operating Activities	5.3	41.0

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(6.7)	(4.3)
Proceeds from sale of property, plant, and equipment	0.1	—
Acquisitions of business and intangible assets	(36.2)	—

Net Cash Used for Investing Activities	(42.8)	(4.3)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(2.4)
Repurchases of common stock	(2.9)	—
Proceeds from stock option exercises and other	3.3	0.8
Excess tax benefits from share-based payments	2.9	0.1
Dividends paid	(5.6)	(5.6)

Net Cash Used for Financing Activities	(2.3)	(7.1)

Effect of Exchange Rate Changes on Cash	1.0	—

Net Change in Cash and Cash Equivalents	(38.8)	29.6
Cash and Cash Equivalents at Beginning of Period	191.0	18.7

Cash and Cash Equivalents at End of Period	$152.2	$48.3

Supplemental Cash Flow Information:
Income taxes paid during the period	$3.0	$4.0
Interest paid during the period	$2.2	$11.0
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
          On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Minnesota. Winona Lighting served the commercial, retail, and institutional markets with a product portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications. The operating results for Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.
          On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state light-emitting diode (“LED”) architectural lighting. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and has developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.
          On April 20, 2009, the Company acquired all of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.
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
          The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2010, the consolidated results of operations for the three months ended November 30, 2010 and 2009, and the consolidated cash flows for the three months ended November 30, 2010 and 2009. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010 (File No. 001-16583) (“Form 10-K”).
          The results of operations for the three months ended November 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2011.
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
     Subsequent Events
          The Company has evaluated for recognition and disclosure subsequent events for occurrences and transactions after the date of the condensed financial statements at November 30, 2010 and for the three months ended November 30, 2010.
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
          The Company provides for limited product return rights to certain distributors and customers, primarily for slow moving or damaged items subject to certain defined criteria. The Company monitors product returns and, at the time revenue is recognized, records a provision for the estimated amount of future returns based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on the Company’s operating results in future periods.
          Revenue is earned on services and the sale of products. Revenue is recognized for services rendered in the period of performance.
     Revenue Recognition for Arrangements with Multiple Deliverables
          A portion of the Company’s revenues are derived from (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, and (iii) monitoring and control services. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation and monitoring and control services. The undelivered elements associated with installations and monitoring and control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are realized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. As such, if the separation criterion for the undelivered elements is not met, the undelivered elements are considered essential to the functionality of the lighting controls systems; thus, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
          For a description of other significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K, except as noted above and in the New Accounting Pronouncements footnote.
3. New Accounting Pronouncements
     Accounting Standards Adopted in Fiscal 2011
          In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
(c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. Therefore, ASU 2009-13 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-13 had an immaterial impact on the Company’s results of operations, financial condition, and cash flows.
          In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. Therefore, ASU 2009-14 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-14 had an immaterial impact on the Company’s results of operations, financial condition, and cash flows.
     Accounting Standards Yet to Be Adopted
          In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2010-29.
4. Acquisitions
     Winona Lighting Acquisition
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
          Due to the provisions of ASC 805, Business Combinations (“ASC 805”), the Company expensed an immaterial amount in acquisition costs in current quarter earnings.
          The operating results of Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of November 30, 2010. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
     Renaissance Acquisition
          On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.
          The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. For a detailed discussion of the Renaissance acquisition, please refer to the Company’s Form 10-K.

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
          The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2010 and August 31, 2010:

	Fair Value Measurements as of:
	November 30, 2010		August 31, 2010
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$152.2	$152.2	$191.0	$191.0
Long-term investments (1)	3.4	3.4	3.1	3.1

Liabilities:
Deferred compensation plan (2)	$3.4	$3.4	$3.1	$3.1

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.
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
          The Company does not have any assets or liabilities that are carried at fair value and measured on a recurring basis classified as Level 2 or Level 3 assets or liabilities. In addition, no transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of Level 1, the transfers would be recognized on the date of occurrence.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2010 and August 31, 2010:

	November 30, 2010		August 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$375.4	$349.3	$384.5
Industrial revenue bond	4.0	4.0	4.0	4.0
          Notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
          The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2010.
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
6. Goodwill and Intangible Assets
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
          The Company recorded amortization expense of $2.3 and $1.9 related to intangible assets with finite lives during the three months ended November 30, 2010 and 2009, respectively. Amortization expense is expected to be approximately $8.5 in fiscal 2011, $7.3 in fiscal 2012, $6.5 in fiscal 2013, $6.4 in fiscal 2014, and $6.2 in fiscal 2015. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships.
7. Inventories
          Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30,	August 31,
	2010	2010
Raw materials and supplies	$93.6	$76.4
Work in process	8.3	8.8
Finished goods	82.8	73.2

	184.7	158.4
Less: Reserves	(11.0)	(9.4)

Total Inventory	$173.7	$149.0

8. Earnings per share
          Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 21,740 shares and 483,752 shares (whole units) were excluded from the diluted earnings per share calculation for the three months ended November 30, 2010 and 2009, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
          The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2010 and 2009:

	Three Months Ended November 30,
	2010	2009

Basic earnings per share:
Net income	$24.4	$23.3

Basic weighted average shares outstanding	42.0	42.3

Basic earnings per share	$0.57	$0.54

Diluted earnings per share:
Net income	$24.4	$23.3

Basic weighted average shares outstanding	42.0	42.3
Common stock equivalents	0.8	0.8

Diluted weighted average shares outstanding	42.8	43.1

Diluted earnings per share	$0.56	$0.53

9. Comprehensive Income
          Comprehensive income represents the measures of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended
	November 30,
	2010	2009

Net income	$24.4	$23.3
Foreign currency translation adjustments	4.5	3.7

Comprehensive income	$28.9	$27.0

10. Debt
     Lines of Credit
          On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). At November 30, 2010, the Company had outstanding letters of credit totaling $10.7, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At November 30, 2010, a total of $6.5 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount. At November 30, 2010, the Company had additional borrowing capacity of $243.5 under the most restrictive covenant in effect at the time, and was compliant with all financial covenants under the Revolving Credit Facility.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          Further details regarding the Company’s lines of credit are included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Notes
          At November 30, 2010, the Company had $350.0 of publicly traded notes outstanding at a 6.0% interest rate that are scheduled to mature in December 2019, and $4.0 in a tax-exempt industrial revenue bond that is scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Interest Expense
          Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
          The following table summarizes the components of interest expense, net:

	Three Months Ended
	November 30,
	2010	2009

Interest expense	$7.6	$6.8
Interest income	(0.1)	(0.1)

Interest expense, net	$7.5	$6.7

11. Commitments and Contingencies
          In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2010, no material changes have occurred in the Company’s reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote within the Company’s 10-K.
          For more information on the Company’s commitments and contingencies, please refer to the Commitments and Contingencies footnote within the Company’s 10-K.
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
          The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the three months ended November 30, 2010 are summarized as follows:

FY2011
Balance at September 1	$3.6
Adjustments to the warranty and recall reserve	1.8
Payments made during the period	(1.5)

Balance at November 30	$3.9

12. Share-Based Payments
          The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $3.4 and $2.3 of share-based expense for the three months ended November 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.9 and $0.1 for the three months ended November 30, 2010 and 2009, respectively.
13. Pension Plans
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
          Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2010 and 2009 included the following components:

	Three Months Ended
	November 30,
	2010	2009

Service cost	$0.8	$0.7
Interest cost	2.1	2.2
Expected return on plan assets	(1.9)	(1.9)
Recognized actuarial loss	1.2	0.9

Net periodic pension cost	$2.2	$1.9

14. Special Charges
          During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees. These actions, including those taken in fiscal 2009 and 2010 as part of this program, are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.
          Approximately $49.7 of cumulative special charges related to these activities has been incurred through November 30, 2010.
          The Company made payments of $1.5 and $0.1 related to severance and exit costs, respectively, for the period ended November 30, 2010. As of November 30, 2010, the Company had a remaining reserve of $6.0 (included in Accrued Compensation on the Consolidated Balance Sheets) related to previous restructuring activities.
15. Supplemental Guarantor Condensed Consolidating Financial Statements
          In fiscal 2010, ABL, the wholly-owned and principal operating subsidiary of Acuity Brands, refinanced its outstanding debt through a bond offering of a $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020.
          In accordance with the registration rights agreement by and between ABL, as issuer, and Acuity Brands and ABL IP Holding LLC, as guarantors (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”)—a wholly-owned subsidiary of Acuity Brands—and the initial purchases of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.
CONDENSED CONSOLIDATING BALANCE SHEETS

	At November 30, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$124.5	$0.3	$—	$27.4	$—	$152.2
Accounts receivable, net	—	204.8	—	44.6	—	249.4
Inventories	—	158.4	—	15.3	—	173.7
Other current assets	26.3	5.9	—	5.9	—	38.1

Total Current Assets	150.8	369.4	—	93.2	—	613.4

Property, Plant, and Equipment, net	—	107.4	—	36.1	—	143.5
Goodwill	—	478.3	2.7	61.0	—	542.0
Intangible assets	—	72.2	123.0	2.0	—	197.2
Other long-term assets	3.9	15.0	—	6.4	—	25.3
Investments in subsidiaries	730.1	143.2	—	0.1	(873.4)	—

Total Assets	$884.8	$1,185.5	$125.7	$198.8	$(873.4)	$1,521.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.2	$168.7	$—	$15.7	$—	$184.6
Intercompany payable (receivable)	103.1	(52.9)	(64.8)	14.6	—	—
Other accrued liabilities	17.0	83.9	—	18.0	—	118.9

Total Current Liabilities	120.3	199.7	(64.8)	48.3	—	303.5

Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(20.3)	28.5	—	0.2	—	8.4
Other Long-Term Liabilities	62.1	53.0	—	18.3	—	133.4
Total Stockholders’ Equity	722.7	550.9	190.5	132.0	(873.4)	722.7

Total Liabilities and Stockholders’ Equity	$884.8	$1,185.5	$125.7	$198.8	$(873.4)	$1,521.4

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended November 30, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$367.8	$—	$57.2	$—	$425.0
Intercompany sales	—	—	6.3	17.9	(24.2)	—

Total Sales	—	367.8	6.3	75.1	(24.2)	425.0
Cost of Products Sold	—	215.0	—	51.8	(17.9)	248.9

Gross Profit	—	152.8	6.3	23.3	(6.3)	176.1
Selling, Distribution, and Administrative Expenses	6.7	113.6	1.2	15.4	(6.3)	130.6
Intercompany charges	(0.9)	0.5	—	0.4	—	—

Operating (Loss) Profit	(5.8)	38.7	5.1	7.5	—	45.5
Interest expense (income), net	2.1	5.5	—	(0.1)	—	7.5
Equity earnings in subsidiaries	(29.5)	(5.1)	—	0.1	34.5	—
Miscellaneous (income) expense, net	(0.1)	(0.1)	—	1.4	—	1.2

Income before Provision for Income Taxes	21.7	38.4	5.1	6.1	(34.5)	36.8
Provision for Income Taxes	(2.7)	11.6	1.7	1.8	—	12.4

Net Income	$24.4	$26.8	$3.4	$4.3	$(34.5)	$24.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Three Months Ended November 30, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$340.1	$—	$51.6	$—	$391.7
Intercompany sales	—	—	6.1	15.0	(21.1)	—

Total Sales	—	340.1	6.1	66.6	(21.1)	391.7
Cost of Products Sold	—	199.0	—	46.5	(15.1)	230.4

Gross Profit	—	141.1	6.1	20.1	(6.0)	161.3
Selling, Distribution, and Administrative Expenses	4.7	104.6	1.0	14.2	(6.0)	118.5
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Special Charge	—	0.1	—	—	—	0.1

Operating (Loss) Profit	(3.8)	35.9	5.1	5.5	—	42.7
Interest expense, net	2.0	4.7	—	—	—	6.7
Equity earnings in subsidiaries	(27.1)	(3.8)	—	—	30.9	—
Miscellaneous (income) expense, net	(0.1)	(0.1)	—	0.7	—	0.5

Income before Provision for Income Taxes	21.4	35.1	5.1	4.8	(30.9)	35.5
Provision for Income Taxes	(1.9)	10.8	1.8	1.5	—	12.2

Net Income	$23.3	$24.3	$3.3	$3.3	$(30.9)	$23.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(0.1)	$5.7	$—	$(0.3)	$—	$5.3

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(5.9)	—	(0.8)	—	(6.7)
Proceeds from sale of property, plant, and equipment	—	0.1	—	—	—	0.1
Investments in subsidiaries	(36.2)	—	—	—	36.2	—
Acquisitions of business and intangible assets	—	(36.2)	—	—	—	(36.2)

Net Cash Used for Investing Activities	(36.2)	(42.0)	—	(0.8)	36.2	(42.8)

Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	3.3	—	—	—	—	3.3
Repurchases of common stock	(2.9)	—	—	—	—	(2.9)
Excess tax benefits from share-based payments	2.9	—	—	—	—	2.9
Intercompany capital	—	36.2	—	—	(36.2)	—
Dividends paid	(5.6)	—	—	—	—	(5.6)

Net Cash (Used for) Provided by Financing Activities	(2.3)	36.2	—	—	(36.2)	(2.3)

Effect of Exchange Rate Changes on Cash	—	—	—	1.0	—	1.0

Net Change in Cash and Cash Equivalents	(38.6)	(0.1)	—	(0.1)	—	(38.8)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0

Cash and Cash Equivalents at End of Period	$124.5	$0.3	$—	$27.4	$—	$152.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2009
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$28.8	$3.1	$—	$9.1	$—	$41.0

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(4.0)	—	(0.3)	—	(4.3)

Net Cash Used for Investing Activities	—	(4.0)	—	(0.3)	—	(4.3)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(2.4)	—	—	—	(2.4)
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	0.8	—	—	—	—	0.8
Excess tax benefits from share-based payments	0.1	—	—	—	—	0.1
Dividends paid	(5.6)	—	—	—	—	(5.6)

Net Cash Used for Financing Activities	(4.7)	—	—	(2.4)	—	(7.1)

Effect of Exchange Rate Changes on Cash	—	0.9	—	(0.9)	—	—

Net Change in Cash and Cash Equivalents	24.1	—	—	5.5	—	29.6
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7

Cash and Cash Equivalents at End of Period	$26.5	$0.6	$—	$21.2	$—	$48.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of November 30, 2010 and for the three month periods ended November 30, 2010 and 2009. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010
(“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures, control devices, components, systems, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups, as well as lighting controls and other products, that are sold to approximately 5,000 customers. As of November 30, 2010, the Company operates 19 manufacturing facilities and six distribution facilities along with four warehouses to serve its extensive customer base.
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Minnesota. Winona Lighting served the commercial, retail, and institutional markets with a product portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications. The operating results of Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.
On July 26, 2010, the Company acquired the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state light-emitting diode (“LED”) architectural lighting. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.
On April 20, 2009, the Company acquired all of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting controls and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of products and solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.
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
Liquidity and Capital Resources
The Company’s principle sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.
In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020.

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
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase stock, fund acquisitions, and pay dividends. The Company’s cash position at November 30, 2010 was $152.2, a decrease of $38.8 from August 31, 2010. During the three months ended November 30, 2010, the Company’s change in cash consisted primarily of cash paid for acquisitions (net of cash assumed) of $36.2, capital expenditures of $6.7, dividends to stockholders of $5.6, and $2.9 in repurchases of common stock, which were partially offset by $5.3 of net cash generated from operating activities and cash received from stock issuances in connection with stock option exercises of $3.3.
The Company generated $5.3 of net cash from operating activities during the first three months of fiscal 2011 compared with $41.0 of cash generated in the prior-year period, a decrease of $35.7. This decrease was due primarily to the cash flow impact of higher operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and a decrease in other current liabilities in the first three months of fiscal 2011 compared with the prior-year period. Operating working capital increased by approximately $29.4 to $238.5 at November 30, 2010 from $209.1 at August 31, 2010, due primarily to increased raw materials and finished goods inventory, and lower accounts payable. The increase in raw materials was due primarily to strategic purchases of certain commodities and components to better support customer service and relocation of production. The Company expects to begin drawing down the raw material inventory in the second half of fiscal 2011 once the production moves are completed. Additionally, the reduction of accounts payable was attributable to the timing of payments in the current period. Net cash from operating activities was also negatively impacted by a decrease in other current liabilities due primarily to the payment of employee annual incentive compensation, which was attributable to fiscal 2010 performance.
Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $6.7 and $4.3 in the first three months of fiscal 2011 and 2010, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal 2011 up to $40.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.
Capitalization
The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of November 30, 2010, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2010 and consisted primarily of fixed-rate obligations.
On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). As of November 30, 2010, the Company was compliant with all financial covenants under the Revolving Credit Facility. At November 30, 2010, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.5 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.5. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2011, the Company’s consolidated stockholders’ equity increased $28.3 to $722.7 from $694.4 at August 31, 2010. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation and stock issuances resulting primarily from the exercise of stock options, partially offset by the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 32.8% and 33.7% at November 30, 2010 and August 31, 2010, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 21.8% at November 30, 2010 and 18.9% at August 31, 2010.
Dividends
The Company paid cash dividends on common stock of $5.6 ($0.13 per share) during the first three months of fiscal 2011 compared with $5.6 ($0.13 per share) during the first three months of fiscal 2010. The Company currently plans to continue to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations
First Quarter of Fiscal 2011 Compared with First Quarter of Fiscal 2010
The following table sets forth information comparing the components of net income for the three months ended November 30, 2010 and 2009:

	Three Months Ended
	November 30,		Increase		Percent
	2010	2009	(Decrease)		Change
Net Sales	$425.0	$391.7	$33.3		8.5%
Cost of Products Sold	248.9	230.4	18.5		8.0%

Gross Profit	176.1	161.3	14.8		9.2%
Percent of net sales	41.4%	41.2%	20	bps
Selling, Distribution, and Administrative Expenses	130.6	118.5	12.1		10.2%
Special Charge	—	0.1	(0.1)		(100.0)%

Operating Profit	45.5	42.7	2.8		6.6%
Percent of net sales	10.7%	10.9%	(20)	bps
Other Expense (Income)
Interest Expense, net	7.5	6.7	0.8		11.9%
Miscellaneous Expense	1.2	0.5	0.7		140.0%

Total Other Expense	8.7	7.2	1.5		20.8%

Income before Provision for Income Taxes	36.8	35.5	1.3		3.7%
Percent of net sales	8.7%	9.1%	(40)	bps
Provision for Taxes	12.4	12.2	0.2		1.6%

Effective tax rate	33.7%	34.4%

Net Income	$24.4	$23.3	$1.1		4.7%

Diluted Earnings per Share	$0.56	$0.53	$0.03		5.7%

Net sales were $425.0 for the first quarter of fiscal 2011 compared with $391.7 for the same period in fiscal 2010, an increase of $33.3, or 8.5%. For the three months ended November 30, 2010, the Company reported net income of $24.4 compared with $23.3 earned in the prior-year period. Diluted earnings per share for the current fiscal quarter increased 5.7% to $0.56 from $0.53 for the prior-year period.
Net Sales
Net sales for the fiscal quarter ended November 30, 2010, increased 8.5% compared with the prior-year period. Excluding the impact from acquisitions, fiscal 2011 first quarter net sales rose approximately 7% year-over-year. The growth in net sales was due primarily to higher unit volumes driven largely by continued expansion in certain sales channels, such as renovation, distributor stock and flow, and home improvement. For the first three months of fiscal 2011, the impact of selling price and mix of products sold (“price/mix”) was negligible.
Gross Profit
Gross profit for the current period increased $14.8, or 9.2%, to $176.1 compared with $161.3 for the prior-year period. Gross profit margin increased by 20 basis points to 41.4% for the three months ended November 30, 2010, from 41.2% in the year-ago period. The increase was due primarily to the rise in overall sales volumes, savings from streamlining actions, and favorable contributions from acquired businesses. These benefits were partially offset by the impact of higher materials and components costs, which the Company estimates added approximately $2.0 in incremental expense in the first quarter of fiscal 2011 compared with the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended November 30, 2010 were $130.6 compared with $118.5 in the prior-year period, which represented a $12.1, or 10.2%, year-over-year increase. Compared with the prior-year period, SD&A expenses as a percent of sales increased by 40 basis points to 30.7% for the fiscal first quarter of 2011. The increase in

SD&A expenses was due primarily to higher commission and freight costs, selected investments in sales and marketing resources and new products and services, and structurally higher operating costs associated with the businesses acquired over the last two years.
During the first quarter of fiscal 2011, the Company realized total savings of approximately $1.7 from the streamlining efforts taken during fiscal 2010 compared with approximately $11.0 of savings realized in the year-ago period attributable to the streamlining actions initiated in fiscal 2009. See the Outlook section for total expected savings from these actions.
Operating profit for the first three months of fiscal 2011 was $45.5 compared with $42.7 reported for the prior-year period, an increase of $2.8, or 6.6%. The increase in operating profit was due primarily to the higher sales volumes and savings from streamlining actions, partially offset by the increase in SD&A expenses discussed above. Operating profit margin decreased 20 basis points to 10.7% compared with 10.9% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists primarily of net interest expense and foreign exchange related gains and losses. Interest expense, net, was $7.5 and $6.7 for the three months ended November 30, 2010 and 2009, respectively. The increase in interest expense, net, was due primarily to higher average outstanding debt balances. The increase in miscellaneous expense to $1.2 in the first quarter of fiscal 2011 compared with $0.5 in the first quarter of fiscal 2010 was due primarily to the unfavorable impact of exchange rates on foreign currency items.
Provision for Income Taxes and Net Income
The effective income tax rate reported by the Company was 33.7% and 34.4% for the first three months of fiscal 2011 and 2010, respectively. The effective income tax rate for the three months ended November 30, 2010, was positively affected by deductions related to Company-owned life insurance policies, federal tax credits, and benefits from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for fiscal 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2011 increased $1.1, or 4.7%, to $24.4 from $23.3 for the year-ago period. The increase in net income resulted primarily from the above noted increase in operating profit, partially offset by higher miscellaneous and tax expenses.
Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors, including the vitality of the economy, employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. As such, it is difficult at this time to precisely forecast the direction or intensity of future economic activity in general and more specifically with respect to overall construction demand in fiscal 2011. Key indicators suggest activity to be slightly down to flat during fiscal 2011 for the North American non-residential construction market, a key market for the Company, with growth in the second half of the year offsetting declines in the first half. However, the potential for energy savings and sustainability may buoy the demand for lighting fixtures and controls in relation to the renovation of commercial and institutional building and outdoor lighting markets.
The Company’s backlog at the end of the first quarter of fiscal 2011 was $145.9. Excluding the incremental backlog attributable to the recent acquisitions, the comparable backlog was up approximately 2% year-over-year, while comparable orders increased approximately 10% over the prior-year period.
Management anticipates a challenging second fiscal quarter for 2011 due primarily to continued weakness in non-residential construction and normal seasonal factors, including inconsistent customer demand, and higher input costs, as discussed in more detail below.
Additionally, there is a continuing industry-wide shortage of certain types of electronic ballasts and drivers due to a global shortage of certain common electronic components, and this has resulted in extended lead times and limited availability for some ballasts and drivers. This situation is expected to persist for the near future and may adversely impact shipments. The Company has taken steps to procure and maintain sufficient materials and components stocks in the near term, including incurring additional expediting costs to preserve customer service levels.
Prices for certain materials and components, including steel and petroleum, continue to rise, placing pressure on the Company’s margins. The Company expects to respond to cost increases with higher selling prices where appropriate, including, but not limited to, the announced price increases on many products that were effective at the end of May 2010 and further increases that will be effective at the end of February 2011, though at least a one quarter lag in realizing the full benefit of the price increase is expected. Management estimates the gap in recovering commodity cost increases will negatively impact second quarter of fiscal 2011 profitability by at least $4.0 as compared with the prior-year period. Assuming no further significant rise in commodity costs, this shortfall is expected to be temporary as the benefits of the announced product price increases should begin to be realized in the second half of fiscal 2011. However, due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices. Notwithstanding efforts to recoup potentially higher costs, management believes pricing will continue to be competitive in certain channels and geographies but expects to mitigate the negative impact through productivity improvements, cost reductions throughout the Company, and benefits from new product introductions.
The Company anticipates additional annualized savings during fiscal 2011 of approximately $10.0 due to the streamlining efforts announced during the second quarter of fiscal 2010, of which approximately $1.7 of benefits were realized during the quarter ended

November 30, 2010. Additionally, the Company anticipates savings at the annualized rate by the second quarter of fiscal 2011. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in other areas where the Company believes it can create greater value and accelerate profitable growth opportunities, including a continued focus on customer connectivity and industry-leading product innovation incorporating energy-efficiency and sustainable design.
In addition to the acquisitions of the last two years, which significantly increased the Company’s presence in the growing lighting controls market and further positioned the Company for future growth, management believes the execution of the Company’s strategies to accelerate investments in innovative and energy-efficient products and services, enhance service to its customers, and expand market presence in key geographies and sectors, such as home centers and the renovation market, will provide growth opportunities, which should enable the Company to continue to outperform the overall markets it serves. The Company believes it is strategically positioned to take advantage of opportunities within the market, as complete lighting systems will likely become an integral part of the development of “smart building” energy management. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.
The Company expects cash flow from operations to remain strong for fiscal 2011 and intends to invest up to $40.0 in capital expenditures during the year. In addition, the Company expects to contribute approximately $5.8 and $1.0 to its domestic and international defined benefit plans, respectively, during fiscal 2011. The Company estimates the annual tax rate to approximate 34% for fiscal 2011.
Although fiscal 2011 results may be negatively impacted by current economic conditions, management remains positive about the long-term potential of the Company and its ability to outperform the market. Although management anticipates short-term performance will likely continue to be negatively affected by further investments in the growing controls and renovation markets, the Company believes that these are necessary measures to further the Company’s long-term profitable growth opportunities. Looking beyond the current environment, management believes the lighting and lighting-related industry will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront, and that the Company is well-positioned to fully participate in the industry.
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2010, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2010, the Company’s Board of Directors authorized the repurchase of two million shares of the Company’s outstanding common stock, of which approximately 535,500 shares had been repurchased as of November 30, 2010. No shares were repurchased during the Company’s most recently completed fiscal quarter.

Item 5.	Other Information
Results of Annual Shareholders Meeting
At the Company’s annual meeting of shareholders held on January 7, 2011, in Atlanta, Georgia, the shareholders elected the following nominees to the Board of Directors for various terms identified in the following table. Votes cast were as follows:

	Term Expiring at
	the Annual
	Meeting for	For	Withheld
Gordon D. Harnett	2013	32,549,190	783,193
Robert F. McCullough	2013	33,247,928	84,455
Norman H. Wesley	2011	32,661,253	671,130
Neil Williams	2013	33,242,248	90,135
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: Peter C. Browning, George C. Guynn, Vernon J. Nagel, Julia B. North, and Ray M. Robinson.

Votes cast for or against, and the number of abstentions and broker non-votes for the other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm	37,311,961	179,168	13,354	—
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Election of Directors
On January 7, 2011, Norman H. Wesley was elected to the class of directors whose term expires at the annual meeting for fiscal year 2011. He was appointed to the Governance Committee and Audit Committee, effective January 7, 2011. Mr. Wesley served as the Chairman of Fortune Brands, Inc. (“Fortune”), from December 1999 until September 2008; served as Chief Executive Officer from December 1999 to December 2007; and, also served in a series of senior executive positions with Fortune from 1984 to 1999. He will participate in the standard non-employee director compensation arrangements described in the Company’s 2010 proxy statement, including a grant of restricted stock valued at $20,000 in connection with his initial election to the Board.
Declaration of Dividend
On January 7, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2011, to stockholders of record on January 18, 2011.
Lead Director
On January 7, 2011, the Board of Directors reelected Mr. Neil Williams to serve as independent lead director for the forthcoming year.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 29).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: January 10, 2011	/s/ Vernon J. Nagel

VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 10, 2011	/s/ Richard K. Reece

RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 101*	(a)	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, filed on January 10, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed with the Commission as part of this Form 10-Q.

*	Users of this data are advised that, in accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.