Form 10-Q
period 2011-02-28
ACUITY BRANDS INC
filed 2011-03-30
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Common Stock—$0.01 Par Value – 43,306,065 shares as of March 28, 2011.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 28,	August 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$125.5	$191.0
Accounts receivable, less reserve for doubtful accounts of $1.7 at February 28, 2011 and $2.0 at August 31, 2010	243.7	255.1
Inventories	174.1	149.0
Deferred income taxes	16.3	17.3
Prepayments and other current assets	22.3	13.9

Total Current Assets	581.9	626.3

Property, Plant, and Equipment, at cost:
Land	8.2	7.6
Buildings and leasehold improvements	120.2	113.7
Machinery and equipment	357.5	337.5

Total Property, Plant, and Equipment	485.9	458.8
Less – Accumulated depreciation and amortization	340.8	320.4

Property, Plant, and Equipment, net	145.1	138.4

Other Assets:
Goodwill	571.3	515.6
Intangible assets	212.5	199.5
Deferred income taxes	3.8	3.7
Other long-term assets	22.4	20.1

Total Other Assets	810.0	738.9

Total Assets	$1,537.0	$1,503.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$175.7	$195.0
Accrued compensation	31.3	51.8
Accrued pension liabilities, current	1.1	1.1
Other accrued liabilities	79.1	73.4

Total Current Liabilities	287.2	321.3

Long-Term Debt	353.4	353.3

Accrued Pension Liabilities, less current portion	72.5	71.1

Deferred Income Taxes	15.1	10.2

Self-Insurance Reserves, less current portion	7.8	7.6

Other Long-Term Liabilities	53.0	45.7

Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,859,487 issued and 42,604,732 outstanding at February 28, 2011; and 50,441,634 issued and 42,116,473 outstanding at August 31, 2010	0.5	0.5
Paid-in capital	670.8	661.9
Retained earnings	491.0	459.0
Accumulated other comprehensive loss items	(61.5)	(71.3)
Treasury stock, at cost, 8,254,755 shares at February 28, 2011 and 8,325,161 shares at August 31, 2010	(352.8)	(355.7)

Total Stockholders’ Equity	748.0	694.4

Total Liabilities and Stockholders’ Equity	$1,537.0	$1,503.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net Sales	$416.1	$383.5	$841.2	$775.2
Cost of Products Sold	252.3	231.2	501.2	461.6

Gross Profit	163.8	152.3	340.0	313.6
Selling, Distribution, and Administrative Expenses	126.6	119.1	257.3	237.7
Special Charge	—	5.4	—	5.4

Operating Profit	37.2	27.8	82.7	70.5
Other Expense (Income):
Interest expense, net	7.5	8.1	15.0	14.8
Miscellaneous expense, net	0.7	(0.6)	2.0	(0.1)
Loss on early debt extinguishment	—	10.5	—	10.5

Total Other Expense	8.2	18.0	17.0	25.2

Income before Provision for Income Taxes	29.0	9.8	65.7	45.3
Provision for Income Taxes	9.1	2.6	21.4	14.8

Income from Continuing Operations	19.9	7.2	44.3	30.5
Income from Discontinued Operations	—	0.6	—	0.6

Net Income	$19.9	$7.8	$44.3	$31.1

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.46	$0.17	$1.03	$0.71
Basic Earnings per Share from Discontinued Operations	—	0.01	—	0.01

Basic Earnings per Share	$0.46	$0.18	$1.03	$0.72

Basic Weighted Average Number of Shares Outstanding	42.3	42.5	42.2	42.4

Diluted Earnings per Share from Continuing Operations	$0.45	$0.16	$1.01	$0.69
Diluted Earnings per Share from Discontinued Operations	—	0.01	—	0.01

Diluted Earnings per Share	$0.45	$0.17	$1.01	$0.70

Diluted Weighted Average Number of Shares Outstanding	43.0	43.3	42.9	43.2

Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28,
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$44.3	$31.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19.2	18.8
Noncash compensation expense, net	1.9	3.0
Excess tax benefits from share-based payments	(3.5)	(0.3)
Loss on early debt extinguishment	—	10.5
Loss on the sale or disposal of property, plant, and equipment	0.1	0.1
Asset impairments	—	3.7
Deferred income taxes	(0.9)	(1.7)
Other non-cash items	0.1	—
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	21.9	2.3
Inventories	(14.4)	(7.3)
Prepayments and other current assets	(5.7)	(12.3)
Accounts payable	(22.6)	(4.5)
Other current liabilities	(16.7)	(1.0)
Other	5.0	5.0

Net Cash Provided by Operating Activities	28.7	47.4

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(11.8)	(9.5)
Acquisitions of businesses and intangible assets	(80.5)	—

Net Cash Used for Investing Activities	(92.3)	(9.5)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)
Issuance of long-term debt	—	346.5
Repurchases of common stock	(2.9)	—
Proceeds from stock option exercises and other	5.3	2.9
Excess tax benefits from share-based payments	3.5	0.3
Dividends paid	(11.2)	(11.3)

Net Cash (Used for) Provided by Financing Activities	(5.3)	100.5

Effect of Exchange Rate Changes on Cash	3.4	(1.3)

Net Change in Cash and Cash Equivalents	(65.5)	137.1
Cash and Cash Equivalents at Beginning of Period	191.0	18.7

Cash and Cash Equivalents at End of Period	$125.5	$155.8

Supplemental Cash Flow Information:
Income taxes paid during the period	$16.6	$23.3
Interest paid during the period	$7.5	$15.8
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
          On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics since the date of acquisition are not material to the Company’s financial condition, results of operations, or cash flows.
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
          On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state light-emitting diode (“LED”) architectural lighting based in Herndon, Virginia. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.
          The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.
          The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2011, the consolidated results of operations for the three and six months ended February 28, 2011 and 2010, and the consolidated cash flows for the six months ended February 28, 2011 and 2010. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010 (File No. 001-16583) (“Form 10-K”).
          The results of operations for the three and six months ended February 28, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2011.
2. Discontinued Operations
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
          In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. During the second quarter of fiscal 2010, income from discontinued operations was recognized in the amount of $0.6 related to the revision of estimates of certain legal reserves established at the time of the Spin-off. As with the original reserve, the income from discontinued operations had no income tax effect.

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
     Subsequent Events
          The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed financial statements at February 28, 2011 and for the three and six months ended February 28, 2011.
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
     Revenue Recognition for Arrangements with Multiple Deliverables
          A small portion of the Company’s revenues are derived from (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, and (iii) monitoring and control services. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation and monitoring and control services. The undelivered elements associated with installations and monitoring and control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are realized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met due to the undelivered elements being essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
          For a description of other significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s Form 10-K, except as noted above and in the New Accounting Pronouncements footnote.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
4. New Accounting Pronouncements
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
     Accounting Standards Yet to Be Adopted
          In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. The Company does not expect ASU 2010-29 to have a material effect on the Company’s results of operations, financial condition, and cash flows; however, the Company may have additional disclosure requirements if a material acquisition occurs.
5. Acquisitions
     Sunoptics Acquisition
          On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics’ high-performance prismatic skylights optimize lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, education, government, and office applications.
          Due to the provisions of ASC 805, Business Combinations (“ASC 805”), the Company expensed an immaterial amount in acquisition costs in current quarter earnings.
          The operating results of Sunoptics since the date of acquisition are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary opening balance sheet amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of February 28, 2011. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
          Refer to the Goodwill and Intangible Assets footnote for preliminary details around the business combination.

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
          Due to the provisions of ASC 805, the Company expensed an immaterial amount in acquisition costs during the first half of fiscal 2011.
          The operating results of Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of February 28, 2011. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
          Refer to the Goodwill and Intangible Assets footnote for preliminary details around the business combination.
     Renaissance Acquisition
          On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.
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
6. Fair Value Measurements
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
          The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 28, 2011 and August 31, 2010:

	Fair Value Measurements as of:
	February 28, 2011		August 31, 2010
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$125.5	$125.5	$191.0	$191.0
Short-term investments (1)	0.8	0.8	1.3	1.3
Long-term investments (1)	1.3	1.3	1.8	1.8

Liabilities:
Deferred compensation plan (2)	2.1	2.1	3.1	3.1

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan primarily for certain retired executives and other highly compensated employees.
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
          Short-term and long-term investments are classified as Level 1 assets. These investments consist primarily of publicly traded marketable equity securities and fixed income securities, and the fair values are obtained through market observable pricing.
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
          The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2011 and August 31, 2010:

	February 28, 2011		August 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$359.3	$349.3	$384.5
Industrial revenue bond	4.0	4.0	4.0	4.0
          Senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
          The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2011.
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
7. Goodwill and Intangible Assets
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          Summarized information for the Company’s acquired intangible assets is as follows:

	February 28, 2011		August 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$53.7	$(17.9)	$49.4	$(16.2)
Distribution network and customer relationships	103.3	(26.3)	89.9	(23.7)
Other	5.7	(2.1)	5.8	(1.8)

Total	$162.7	$(46.3)	$145.1	$(41.7)

Unamortized trade names	$96.1		$96.1

          The current year increases in the gross carrying amounts for the acquired intangible assets were due to the acquisitions of Winona Lighting and Sunoptics (refer to the Acquisitions footnote). With regards to the recent acquisitions, the weighted average useful life of the intangible assets with finite lives acquired by the Company was estimated at 14.7 years, which consisted primarily of intangible assets related to trademarks and customer relationships. The weighted average useful lives of the trademarks and customer relationships with finite lives acquired by the Company in the current fiscal year were estimated at 20 and 13 years, respectively. The provisional amounts for the acquired intangible assets are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combination.
          The Company recorded amortization expense of $2.3 and $1.7 related to intangible assets with finite lives during the three months ended February 28, 2011 and 2010, respectively. The Company recorded amortization expense of $4.7 and $3.6 related to intangible assets with finite lives during the six months ended February 28, 2011 and 2010, respectively. Amortization expense is expected to be approximately $9.3 in fiscal 2011, $8.3 in fiscal 2012, $7.5 in fiscal 2013, $7.5 in fiscal 2014, and $7.2 in fiscal 2015. The decrease in expected amortization expense in fiscal 2012 is due to the completion of the amortization during fiscal 2011 of certain acquired patented technology assets. The decrease in fiscal 2013 is due to the completion of the amortization during fiscal 2012 of certain acquired customer relationships.
          The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of September 1, 2010	$515.6
Acquisitions	53.9
Currency translation adjustments	1.8

Balance as of February 28, 2011	$571.3

          The increase in goodwill was attributable to completed business combinations during fiscal 2011. Additionally, $6.6 related to preliminary deferred tax liabilities was recorded to goodwill as part of the recent acquisitions. These amounts will not be final until completion of the identification and valuation of all intangible assets acquired.
          Further discussion of the Company’s goodwill and other intangible assets are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
8. Inventories
          Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28,	August 31,
	2011	2010
Raw materials and supplies	$93.3	$76.4
Work in process	7.3	8.8
Finished goods	83.8	73.2

	184.4	158.4
Less: Reserves	(10.3)	(9.4)

Total Inventory	$174.1	$149.0

9. Earnings per share
          Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 141,607 shares (whole units) and 152,334 shares (whole units) were excluded from the diluted earnings per share calculation for the three months ended February 28, 2011 and 2010, respectively, as the effect of inclusion would have been antidilutive. Stock options of 108,689 shares (whole units) and 152,334 shares (whole units) were excluded from the diluted earnings per share calculation for the six months ended February 28, 2011 and 2010, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The following table calculates basic and diluted earnings per common share for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Basic earnings per share from continuing operations:
Income from continuing operations	$19.9	$7.2	$44.3	$30.5

Basic weighted average shares outstanding	42.3	42.5	42.2	42.4

Basic earnings per share from continuing operations	$0.46	$0.17	$1.03	$0.71

Diluted earnings per share from continuing operations:
Income from continuing operations	$19.9	$7.2	$44.3	$30.5

Basic weighted average shares outstanding	42.3	42.5	42.2	42.4
Common stock equivalents	0.7	0.8	0.7	0.8

Diluted weighted average shares outstanding	43.0	43.3	42.9	43.2

Diluted earnings per share from continuing operations	$0.45	$0.16	$1.01	$0.69

Basic earnings per share from discontinued operations:
Income from discontinued operations	$—	$0.6	$—	$0.6

Basic weighted average shares outstanding	42.3	42.5	42.2	42.4

Basic earnings per share from discontinued operations	$—	$0.01	$—	$0.01

Diluted earnings per share from discontinued operations:
Income from discontinued operations	$—	$0.6	$—	$0.6

Basic weighted average shares outstanding	42.3	42.5	42.2	42.4
Common stock equivalents	0.7	0.8	0.7	0.8

Diluted weighted average shares outstanding	43.0	43.3	42.9	43.2

Diluted earnings per share from discontinued operations	$—	$0.01	$—	$0.01

10. Comprehensive Income
          Comprehensive income represents the measures of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net income	$19.9	$7.8	$44.3	$31.1
Foreign currency translation adjustments	5.3	(2.9)	9.8	0.8

Comprehensive income	$25.2	$4.9	$54.1	$31.9

11. Debt
     Lines of Credit
          On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). At February 28, 2011, the Company had outstanding letters of credit totaling $10.7, primarily for securing collateral

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At February 28, 2011, a total of $6.5 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount. At February 28, 2011, the Company had additional borrowing capacity of $243.5 under the most restrictive covenant in effect at the time, and was compliant with all financial covenants under the Revolving Credit Facility.
          Further details regarding the Company’s lines of credit are included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Notes
          At February 28, 2011, the Company had $350.0 of publicly traded notes outstanding at a 6.0% interest rate that are scheduled to mature in December 2019, and $4.0 in a tax-exempt industrial revenue bond that is scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Interest Expense
          Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
          The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Interest expense	$7.6	$8.2	$15.3	$14.9
Interest income	(0.1)	(0.1)	(0.3)	(0.1)

Interest expense, net	$7.5	$8.1	$15.0	$14.8

12. Commitments and Contingencies
          In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2011, no material changes have occurred in the Company’s reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s 10-K.
          For more information on the Company’s commitments and contingencies, please refer to the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s 10-K.
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
          As of August 31, 2010, the Company had product warranty and recall reserves of $3.6. The Company made payments of $3.0 related to warranty claims and recognized additional estimated warranty and recall liabilities of $3.0 during the six-month period ended February 28, 2011. As of February 28, 2011, the Company had remaining product warranty and recall reserves of $3.6 (included in Other accrued liabilities on the Consolidated Balance Sheets).
13. Share-Based Payments
          The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $3.4 and $3.5 of share-based expense for the three months ended February 28, 2011 and 2010, respectively, and $6.5 and

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
$5.7 for the six months ended February 28, 2011 and 2010, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and amounted to $0.6 and $0.2 for the three months ended February 28, 2011 and 2010, respectively, and $3.5 and $0.3 for the six months ended February 28, 2011 and 2010, respectively.
14. Pension Plans
          The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. The Company makes annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. The Company expects to contribute approximately $6.0 and $2.5 to its domestic and international defined benefit plans, respectively, during fiscal 2011. Plan assets are invested primarily in equity and fixed income securities.
          Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2011 and 2010, included the following components:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Service cost	$0.8	$0.8	$1.6	$1.6
Interest cost	2.1	2.1	4.2	4.3
Expected return on plan assets	(1.9)	(1.8)	(3.7)	(3.7)
Recognized actuarial loss	1.2	0.9	2.4	1.7

Net periodic pension cost	$2.2	$2.0	$4.5	$3.9

15. Special Charges
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
          Cumulative special charges related to these activities of approximately $49.7 have been incurred through February 28, 2011.
          At August 31, 2010, the Company had severance and exit costs reserves of $6.9 and $0.7, respectively. The Company made payments of $2.3 and $0.1 related to severance and exit costs, respectively, during the six-month period ended February 28, 2011. As of February 28, 2011, the Company had remaining severance and exit costs reserves of $4.6 and $0.6, respectively, related to previous restructuring activities and included in Accrued Compensation on the Consolidated Balance Sheets.
16. Supplemental Guarantor Condensed Consolidating Financial Statements
          In fiscal 2010, ABL, the wholly-owned and principal operating subsidiary of Acuity Brands, refinanced its outstanding debt through a bond offering of a $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020.
          In accordance with the registration rights agreement by and between ABL, as issuer, and Acuity Brands and ABL IP Holding LLC, as guarantors (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”)—a wholly-owned subsidiary of Acuity Brands—and the initial purchases of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.
CONDENSED CONSOLIDATING BALANCE SHEETS

	At February 28, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$97.4	$1.0	$—	$27.1	$—	$125.5
Accounts receivable, net	—	205.1	—	38.6	—	243.7
Inventories	—	160.9	—	13.2	—	174.1
Other current assets	14.6	19.0	—	5.0	—	38.6

Total Current Assets	112.0	386.0	—	83.9	—	581.9

Property, Plant, and Equipment, net	—	110.1	—	35.0	—	145.1
Goodwill	—	496.5	2.7	72.1	—	571.3
Intangible assets	—	88.6	121.8	2.1	—	212.5
Other long-term assets	3.9	16.1	—	6.2	—	26.2
Investments in subsidiaries	763.0	146.8	—	0.1	(909.9)	—

Total Assets	$878.9	$1,244.1	$124.5	$199.4	$(909.9)	$1,537.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.6	$160.8	$—	$14.3	$—	$175.7
Intercompany payable (receivable)	72.2	(19.4)	(69.5)	16.7	—	—
Other accrued liabilities	12.6	84.9	—	14.0	—	111.5

Total Current Liabilities	85.4	226.3	(69.5)	45.0	—	287.2

Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(13.6)	28.5	—	0.2	—	15.1
Other Long-Term Liabilities	59.1	55.0	—	19.2	—	133.3
Total Stockholders’ Equity	748.0	580.9	194.0	135.0	(909.9)	748.0

Total Liabilities and Stockholders’ Equity	$878.9	$1,244.1	$124.5	$199.4	$(909.9)	$1,537.0

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended February 28, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$369.2	$—	$46.9	$—	$416.1
Intercompany sales	—	—	6.3	16.4	(22.7)	—

Total Sales	—	369.2	6.3	63.3	(22.7)	416.1
Cost of Products Sold	—	218.0	—	50.7	(16.4)	252.3

Gross Profit	—	151.2	6.3	12.6	(6.3)	163.8
Selling, Distribution, and Administrative Expenses	5.1	112.6	1.2	14.0	(6.3)	126.6
Intercompany charges	(0.9)	0.5	—	0.4	—	—

Operating (Loss) Profit	(4.2)	38.1	5.1	(1.8)	—	37.2
Interest expense (income), net	2.1	5.5	—	(0.1)	—	7.5
Equity earnings in subsidiaries	(24.0)	0.9	—	—	23.1	—
Miscellaneous (income) expense, net	(0.1)	0.6	—	0.2	—	0.7

Income before Provision for Income Taxes	17.8	31.1	5.1	(1.9)	(23.1)	29.0
Provision for Income Taxes	(2.1)	10.1	1.7	(0.6)	—	9.1

Net Income	$19.9	$21.0	$3.4	$(1.3)	$(23.1)	$19.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Three Months Ended February 28, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$334.3	$—	$49.2	$—	$383.5
Intercompany sales	—	—	6.0	14.9	(20.9)	—

Total Sales	—	334.3	6.0	64.1	(20.9)	383.5
Cost of Products Sold	—	201.3	—	44.8	(14.9)	231.2

Gross Profit	—	133.0	6.0	19.3	(6.0)	152.3
Selling, Distribution, and Administrative Expenses	6.3	104.7	1.0	13.1	(6.0)	119.1
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Special Charge	—	5.3	—	0.1	—	5.4

Operating (Loss) Profit	(5.4)	22.5	5.0	5.7	0.0	27.8
Interest expense, net	2.0	6.1	—	—	—	8.1
Equity earnings in subsidiaries	(12.1)	(3.8)	—	—	15.9	—
Miscellaneous (income) expense, net	(0.1)	(0.8)	—	0.3	—	(0.6)
Loss on early debt extinguishment	—	10.5	—	—	—	10.5

Income before Provision for Income Taxes	4.8	10.5	5.0	5.4	(15.9)	9.8
Provision for Income Taxes	(2.4)	1.5	1.7	1.8	—	2.6

Income from Continuing Operations	7.2	9.0	3.3	3.6	(15.9)	7.2
Loss from Discontinued Operations	0.6	—	—	—	—	0.6

Net Income	$7.8	$9.0	$3.3	$3.6	$(15.9)	$7.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended February 28, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$743.3	$—	$97.9	$—	$841.2
Intercompany sales	—	—	12.7	34.3	(47.0)	—

Total Sales	—	743.3	12.7	132.2	(47.0)	841.2
Cost of Products Sold	—	436.7	—	98.8	(34.3)	501.2

Gross Profit	—	306.6	12.7	33.4	(12.7)	340.0
Selling, Distribution, and Administrative Expenses	11.7	228.8	2.5	27.0	(12.7)	257.3
Intercompany charges	(1.8)	1.1	—	0.7	—	—

Operating (Loss) Profit	(9.9)	76.7	10.2	5.7	—	82.7
Interest expense (income), net	4.2	10.9	—	(0.1)	—	15.0
Equity earnings in subsidiaries	(53.5)	(4.1)	—	—	57.6	—
Miscellaneous (income) expense, net	(0.2)	0.5	—	1.7	—	2.0

Income before Provision for Income Taxes	39.6	69.4	10.2	4.1	(57.6)	65.7
Provision for Income Taxes	(4.7)	21.5	3.4	1.2	—	21.4

Net Income	$44.3	$47.9	$6.8	$2.9	$(57.6)	$44.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Six Months Ended February 28, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$674.5	$—	$100.7	$—	$775.2
Intercompany sales	—	—	12.1	30.0	(42.1)	—

Total Sales	—	674.5	12.1	130.7	(42.1)	775.2
Cost of Products Sold	—	400.2	—	91.4	(30.0)	461.6

Gross Profit	—	274.3	12.1	39.3	(12.1)	313.6
Selling, Distribution, and Administrative Expenses	11.1	209.4	2.0	27.3	(12.1)	237.7
Intercompany charges	(1.8)	1.0	—	0.8	—	—
Special Charge	—	5.3	—	0.1	—	5.4

Operating (Loss) Profit	(9.3)	58.6	10.1	11.1	—	70.5
Interest expense (income), net	4.0	10.9	—	(0.1)	—	14.8
Equity earnings in subsidiaries	(39.4)	(7.5)	—	0.1	46.8	—
Miscellaneous (income) expense, net	(0.1)	(0.8)	—	0.8	—	(0.1)
Loss on early debt extinguishment	—	10.5	—	—	—	10.5

Income before Provision for Income Taxes	26.2	45.5	10.1	10.3	(46.8)	45.3
Provision for Income Taxes	(4.3)	12.2	3.5	3.4	—	14.8

Income from Continuing Operations	30.5	33.3	6.6	6.9	(46.8)	30.5
Loss from Discontinued Operations	0.6	—	—	—	—	0.6

Net Income	$31.1	$33.3	$6.6	$6.9	$(46.8)	$31.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$20.1	$9.7	$—	$1.5	$(2.6)	$28.7

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(10.2)	—	(1.6)	—	(11.8)
Investments in subsidiaries	(80.5)	—	—	—	80.5	—
Acquisitions of business and intangible assets	—	(80.5)	—	—	—	(80.5)

Net Cash Used for Investing Activities	(80.5)	(90.7)	—	(1.6)	80.5	(92.3)

Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	5.3	—	—	—	—	5.3
Repurchases of common stock	(2.9)	—	—	—	—	(2.9)
Excess tax benefits from share-based payments	3.5	—	—	—	—	3.5
Intercompany dividends	—	—	—	(2.6)	2.6	—
Intercompany capital	—	80.5	—	—	(80.5)	—
Dividends paid	(11.2)	—	—	—	—	(11.2)

Net Cash (Used for) Provided by Financing Activities	(5.3)	80.5	—	(2.6)	(77.9)	(5.3)

Effect of Exchange Rate Changes on Cash	—	1.1	—	2.3	—	3.4

Net Change in Cash and Cash Equivalents	(65.7)	0.6	—	(0.4)	—	(65.5)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0

Cash and Cash Equivalents at End of Period	$97.4	$1.0	$—	$27.1	$—	$125.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$134.3	$(101.7)	$—	$19.0	$(4.2)	$47.4

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(8.6)	—	(0.9)	—	(9.5)
Proceeds from sale of property, plant, and equipment	—	(0.1)	—	0.1	—	—

Net Cash Used for Investing Activities	—	(8.7)	—	(0.8)	—	(9.5)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	2.9	—	—	—	—	2.9
Excess tax benefits from share-based payments	0.3	—	—	—	—	0.3
Intercompany dividends	—	—	—	(4.2)	4.2	—
Dividends paid	(11.3)	—	—	—	—	(11.3)

Net Cash (Used for) Provided by Financing Activities	(8.1)	111.0	—	(6.6)	4.2	100.5

Effect of Exchange Rate Changes on Cash	—	0.4	—	(1.7)	—	(1.3)

Net Change in Cash and Cash Equivalents	126.2	1.0	—	9.9	—	137.1
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7

Cash and Cash Equivalents at End of Period	$128.6	$1.6	$—	$25.6	$—	$155.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of February 28, 2011 and for the three and six month periods ended February 28, 2011 and 2010. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures, control devices, components, systems, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups, as well as lighting controls and other products, that are sold to approximately 5,000 customers. As of February 28, 2011, the Company operates 20 manufacturing facilities and six distribution facilities along with three warehouses to serve its extensive customer base.
On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics since the date of acquisition are not material to the Company’s financial condition, results of operations, or cash flows.
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Winona, Minnesota. The operating results for Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.
On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state light-emitting diode (“LED”) architectural lighting based in Herndon, Virginia. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance’s intellectual property estate. The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months and beyond. These short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. The Company currently expects to invest during fiscal 2011 approximately $30.0 primarily for equipment, tooling, and new and enhanced information technology capabilities. In addition, the Company expects to contribute approximately $6.0 and $2.5 to its domestic and international defined benefit plans, respectively, during fiscal 2011. Additionally, management believes that the Company’s debt profile and sources of funding, including, but not limited to, cash flows from operations, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
During the six months ended February 28, 2011, the Company generated net cash from operating activities of $28.7 with additional cash received of $5.3 from stock issuances in connection with stock option exercises and $3.4 related to the effect of foreign currency transactions. Cash generated from operating activities, as well as cash on-hand, was used during the six months ended February 28, 2011, for acquisitions (net of cash assumed) of $80.5 and capital expenditures of $11.8. In addition, the Company paid dividends to stockholders of $11.2 and repurchased common stock of the Company for $2.9. The Company’s cash position at February 28, 2011, was $125.5, a decrease of $65.5 from the $191.0 at August 31, 2010.
The Company generated $28.7 of net cash from operating activities during the first six months of fiscal 2011 compared with $47.4 of cash generated in the prior-year period, a decrease of $18.7. This decrease was due primarily to the cash flow impact of higher operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) and a decrease in other current liabilities during the first six months of fiscal 2011 compared with the prior-year period. Operating working capital increased by approximately $33.0 to $242.1 at February 28, 2011 from $209.1 at August 31, 2010, due primarily to increased inventory and lower accounts payable, partially offset by a reduction in accounts receivable. The increase in raw materials was due partly to strategic purchases of certain commodities and components to better support customer service and relocation of production. The Company expects to reduce inventory levels in the second half of fiscal 2011 once the production moves are completed. Excluding the impact of the current year acquisitions, the Company estimates that approximately one-third of the increase in raw materials was related to inflationary pressures on commodities prices. The reductions of accounts payable and accounts receivable were attributable to comparatively lower sales levels in the second quarter of fiscal 2011 than in the fourth quarter of fiscal 2010. Net cash from operating activities was also negatively impacted by a decrease in other current liabilities due primarily to the payment of employee annual incentive compensation, which was attributable to fiscal 2010 performance.
Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $11.8 and $9.5 in the first six months of fiscal 2011 and 2010, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal 2011 approximately $30.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.
Capitalization
The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of February 28, 2011, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2010 and consisted primarily of fixed-rate obligations.
On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). As of February 28, 2011, the Company was compliant with all financial covenants under the Revolving Credit Facility. At February 28, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.5 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.5. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2011, the Company’s consolidated stockholders’ equity increased $53.6 to $748.0 from $694.4 at August 31, 2010. The increase was due primarily to net income earned in the period, as well as foreign currency translation adjustments, stock issuances resulting primarily from the exercise of stock options, and amortization of stock-based compensation, partially offset by the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 32.1% and 33.7% at February 28, 2011 and August 31, 2010, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 23.4% at February 28, 2011 and 18.9% at August 31, 2010.
Dividends
The Company paid cash dividends on common stock of $11.2 ($0.26 per share) during the first six months of fiscal 2011 compared with $11.3 ($0.26 per share) during the first six months of fiscal 2010. The Company currently plans to continue to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations
Second Quarter of Fiscal 2011 Compared with Second Quarter of Fiscal 2010
The following table sets forth information comparing the components of net income for the three months ended February 28, 2011 and 2010:

	Three Months Ended
	February 28,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$416.1	$383.5	$32.6		8.5%
Cost of Products Sold	252.3	231.2	21.1		9.1%

Gross Profit	163.8	152.3	11.5		7.6%
Percent of net sales	39.4%	39.7%	(30)	bps
Selling, Distribution, and Administrative Expenses	126.6	119.1	7.5		6.3%
Special Charge	—	5.4	(5.4)		(100.0)%

Operating Profit	37.2	27.8	9.4		33.8%
Percent of net sales	8.9%	7.3%	160	bps
Other Expense (Income)
Interest Expense, net	7.5	8.1	(0.6)		(7.4)%
Miscellaneous Expense	0.7	(0.6)	1.3		(216.7)%
Loss on Early Debt Extinguishment	—	10.5	(10.5)		100.0%

Total Other Expense	8.2	18.0	(9.8)		(54.4)%

Income before Provision for Income Taxes	29.0	9.8	19.2		195.9%
Percent of net sales	7.0%	2.6%	440	bps
Provision for Taxes	9.1	2.6	6.5		250.0%

Effective tax rate	31.4%	26.5%
Income from Continuing Operations	19.9	7.2	12.7		176.4%
Income from Discontinued Operations	—	0.6	(0.6)		(100.0)%

Net Income	$19.9	$7.8	$12.1		155.1%

Diluted Earnings per Share from Continuing Operations	$0.45	$0.16	$0.29		181.3%

Diluted Earnings per Share from Discontinued Operations	$—	$0.01	$(0.01)		(100.0)%

Net sales were $416.1 for the second quarter of fiscal 2011 compared with $383.5 for the same period in fiscal 2010, an increase of $32.6, or 8.5%. For the three months ended February 28, 2011, the Company reported income from continuing operations of $19.9 compared with $7.2 for the three months ended February 28, 2010. For the three months ended February 28, 2010, the Company recorded a $3.5 after-tax special charge related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which included an after-tax non-cash asset impairment charge of $2.4. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during the second quarter of fiscal 2010. Diluted earnings per share from continuing operations increased $0.29 to $0.45 for the second quarter of fiscal 2011 as compared with $0.16 for the second quarter of fiscal 2010, which included a $0.24 reduction to diluted earnings per share related to the special charge and the loss on the early extinguishment of debt.
The table below reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to streamline the organization, including the consolidation of certain manufacturing facilities, and the loss on the early extinguishment of debt. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share from continuing operations, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges and loss on the early extinguishment of debt. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	February 28,
	2011	2010
Operating Profit	$37.2	$27.8
Addback: Special Charge	—	5.4

Adjusted Operating Profit	$37.2	$33.2
Percent of net sales	8.9%	8.7%
Income from Continuing Operations	$19.9	$7.2
Addback: Special Charge, net of tax	—	3.5
Addback: Loss on Early Debt Extinguishment, net of tax	—	6.8

Adjusted Income from Continuing Operations	$19.9	$17.5

Diluted Earnings per Share from Continuing Operations	$0.45	$0.16
Addback: Special Charge, net of tax	—	0.08
Addback: Loss on Early Debt Extinguishment, net of tax	—	0.16

Adjusted Diluted Earnings per Share from Continuing Operations	$0.45	$0.40

Net Sales
Net sales for the fiscal quarter ended February 28, 2011, increased by 8.5% compared with the prior-year period. Excluding the impact from acquisitions, fiscal 2011 second quarter net sales rose 6.6% year-over-year. Higher unit volumes contributed approximately 5% to the increase in net sales driven largely by increased shipments across multiple sales channels, primarily for smaller-size commercial projects and renovation. Although it is not possible to precisely quantify the separate impact of changes in product prices and the mix of product sold (“price/mix”), the Company estimates that favorable changes in price/mix contributed approximately one percentage point to the year-over-year increase in net sales with the remainder due to favorable foreign currency translation on international sales.
Gross Profit
Gross profit for the current period increased $11.5, or 7.6%, to $163.8 for the three months ended February 28, 2011, compared with $152.3 for the prior-year period. The increase was due primarily to the rise in overall sales volumes, favorable contributions from acquired businesses, and benefits from productivity improvements. These benefits were partially offset by the impact of higher materials and components costs, which the Company estimates had an adverse effect on gross profit of approximately $5.0 in the second quarter of fiscal 2011 compared with the prior-year period. In addition, higher materials and components costs were the primary contributors to the decrease in gross profit margin of approximately 30 basis points to 39.4% for the three months ended February 28, 2011, from 39.7% in the year-ago period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 28, 2011 were $126.6 compared with $119.1 in the prior-year period, which represented a $7.5, or 6.3%, year-over-year increase. The increase in SD&A expenses was due primarily to higher commission and freight costs and higher incremental costs related to the acquired businesses. Compared with the prior-year period, SD&A expenses as a percent of sales decreased by 70 basis points to 30.4% for the second quarter of fiscal 2011 due primarily to higher sales, partially offset by the increase in variable commission and freight costs required to support the higher sales volume. Excluding variable commission and freight costs, SD&A expenses remained relatively flat for the comparative periods.
During the second quarter of fiscal 2011, the Company achieved the annualized savings run rate of approximately $10.0 from the streamlining efforts taken during fiscal 2010. During the second quarter of fiscal 2010, the Company recorded a pre-tax charge of $5.4 related to the initiatives to streamline and simplify operations. The charge was comprised of a $3.7 non-cash asset impairment charge associated with a facility that the Company planned to close with the remainder representing severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce. See the Outlook section for total expected savings from these actions.
Operating profit for the second quarter of fiscal 2011 was $37.2 compared with $27.8 reported for the prior-year period, an increase of $9.4, or 33.8%. Compared to adjusted operating profit (excluding the special charge) of $33.2 for the second quarter of fiscal 2010, operating profit for the second quarter of fiscal 2011 increased by $4.0, or 12.0%. The increase in operating profit was due primarily to the higher sales volumes favorable price/ mix, and benefits from productivity improvements, which were partially offset by higher commissions and increased materials, components, and freight costs, as well as additional costs associated with recently acquired businesses.
Operating profit margin increased 160 basis points to 8.9% compared with 7.3% in the year-ago period. The operating profit margin for the second quarter of fiscal 2011 increased by 20 basis points as compared to the adjusted operating profit margin (excluding the special charge) of 8.7% reported in the prior-year period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $7.5 and $8.1 for the three months ended February 28, 2011 and 2010, respectively. The decrease in interest expense, net, was due primarily to lower average outstanding debt balances in the second quarter of fiscal 2011. The increase in net miscellaneous expense to $0.7 in the second quarter of fiscal 2011 compared with $0.6 of net miscellaneous income in the second quarter of fiscal 2010 was due primarily to the unfavorable impact of exchange rates on certain foreign currency items.
During the second quarter of fiscal 2010, the Company recognized a pre-tax loss of $10.5 related to debt refinancing activities.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 31.4% and 26.5% for the second quarter of fiscal 2011 and 2010, respectively. In comparison to the statutory income tax rate, the effective income tax rate for the three months ended February 28, 2011, was positively affected by various discrete items, including federal and state tax credits and benefits from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for fiscal 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for the second quarter of fiscal 2011 increased by $12.7 to $19.9 from $7.2 (including $3.5 for the after-tax special charge and $6.8 for the loss on early debt extinguishment) reported for the prior-year period. The increase in income from continuing operations resulted primarily from the above noted improvement in operating profit and no corresponding charge in the current period for the loss from the early debt extinguishment in fiscal 2010, partially offset by higher tax expense in fiscal 2011.
Income from continuing operations for the second quarter of fiscal 2011 was $19.9 compared with $17.5 of adjusted income from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) in the year-ago period. Diluted earnings per share from continuing operations for the second quarter of fiscal 2011 was $0.45 compared with adjusted diluted earnings per share (excluding the special charge and the loss on the early extinguishment of debt) of $0.40 for the prior-year period.
Results from Discontinued Operations and Net Income
In the second quarter of fiscal 2010, the Company recorded $0.6 of income from discontinued operations due to revisions of estimates of certain legal reserves established at the time of the Spin-off.
Net income for the second quarter of fiscal 2011 increased $12.1, or 155.1%, to $19.9 from $7.8 for the year-ago period. The increase in net income resulted primarily from higher operating profit due to higher net sales in the current-year period and no repeat of a special charge that was recorded in the prior-year period. Additionally, no loss on the early extinguishment of debt occurred in the current-year period. The increase in operating profit was partially offset by higher tax and miscellaneous expenses.

Six Months of Fiscal 2011 Compared with Six Months of Fiscal 2010
The following table sets forth information comparing the components of net income for the six months ended February 28, 2011 and 2010:

	Six Months Ended
	February 28,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$841.2	$775.2	$66.0		8.5%
Cost of Products Sold	501.2	461.6	39.6		8.6%

Gross Profit	340.0	313.6	26.4		8.4%
Percent of net sales	40.4%	40.5%	(10)	bps
Selling, Distribution, and Administrative Expenses	257.3	237.7	19.6		8.2%
Special Charge	—	5.4	(5.4)		(100.0)%

Operating Profit	82.7	70.5	12.2		17.3%
Percent of net sales	9.8%	9.1%	70	bps
Other Expense (Income)
Interest Expense, net	15.0	14.8	0.2		1.4%
Miscellaneous Expense	2.0	(0.1)	2.1		(2,100.0)%
Loss on Early Debt Extinguishment	—	10.5	(10.5)		100.0%

Total Other Expense	17.0	25.2	(8.2)		(32.5)%

Income before Provision for Income Taxes	65.7	45.3	20.4		45.0%
Percent of net sales	7.8%	5.8%	200	bps
Provision for Taxes	21.4	14.8	6.6		44.6%

Effective tax rate	32.6%	32.7%
Income from Continuing Operations	44.3	30.5	13.8		45.2%
Income from Discontinued Operations	—	0.6	(0.6)		(100.0)%

Net Income	$44.3	$31.1	$13.2		42.4%

Diluted Earnings per Share from Continuing Operations	$1.01	$0.69	$0.32		46.4%

Diluted Earnings per Share from Discontinued Operations	$—	$0.01	$(0.01)		(100.0)%

Net sales were $841.2 for the six months ended February 28, 2011, compared with $775.2 reported in the prior-year period, an increase of $66.0, or 8.5%. For the six months ended February 28, 2011, the Company reported income from continuing operations of $44.3 compared with $30.5 for the six months ended February 28, 2010. For the first six months of fiscal 2011, diluted earnings per share from continuing operations increased 46.4% to $1.01, from $0.69 for the prior-year period. For the six months ended February 28, 2010, the Company recorded $3.5 in after-tax special charge adjustments related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which included an after-tax non-cash asset impairment charge of $2.4. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during the second quarter of fiscal 2010. The special charge and loss on early extinguishment of debt negatively impacted fiscal 2010 six month-period results by $0.24 per diluted share, with no comparative charges recognized in same period for fiscal 2011.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to accelerate the streamlining of the organization, including the consolidation of certain manufacturing facilities, and the loss on the early extinguishment of debt. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges and loss on the early extinguishment of debt. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Six Months Ended
	February 28,
	2011	2010
Operating Profit	$82.7	$70.5
Addback: Special Charge	—	5.4

Adjusted Operating Profit	$82.7	$75.9
Percent of net sales	9.8%	9.8%
Income from Continuing Operations	$44.3	$30.5
Addback: Special Charge, net of tax	—	3.5
Addback: Loss on Early Debt Extinguishment, net of tax	—	6.8

Adjusted Income from Continuing Operations	$44.3	$40.8

Diluted Earnings per Share from Continuing Operations	$1.01	$0.69
Addback: Special Charge, net of tax	—	0.08
Addback: Loss on Early Debt Extinguishment, net of tax	—	0.16

Adjusted Diluted Earnings per Share from Continuing Operations	$1.01	$0.93

Net Sales
Net sales for the six months ended February 28, 2011, increased by 8.5% compared with the prior-year period. Excluding the impact from acquisitions, fiscal 2011 first half net sales rose 6.8% year-over-year. Unit volumes increased approximately 6% over the prior-year period driven largely by increased shipments across multiple sales channels, primarily for smaller-size commercial projects and renovation. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that favorable price/mix contributed less than 1% rise in year-over-year increase in net sales. Additionally, net sales for the six months ended February 28, 2011, were affected minimally by the impact of foreign currency translation on international sales.
Gross Profit
Gross profit for the current period increased $26.4, or 8.4%, to $340.0 compared with $313.6 for the prior-year period. The increase was due primarily to the rise in overall sales volumes, favorable contributions from acquired businesses, and benefits from productivity improvements. These benefits were partially offset by the impact of significantly higher materials and components costs, which the Company estimates had an adverse effect on gross profit of approximately $7.0 in the first six months of fiscal 2011 compared with the prior-year period. Gross profit margin decreased by 10 basis points to 40.4% for the six months ended February 28, 2011, from 40.5% in the year-ago period due mostly to the unfavorable impact from higher materials and components costs, partially offset by productivity improvements.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the six months ended February 28, 2011, were $257.3 compared with $237.7 in the prior-year period, which represented a $19.6, or 8.2%, year-over-year increase. The increase in SD&A expenses was due primarily to higher commission and freight costs, additional costs associated with recently acquired businesses, and selected investments in sales and marketing resources and new products and services. Compared with the prior-year period, SD&A expenses as a percent of sales decreased by 10 basis points to 30.6% for the first six months of fiscal 2011 due primarily to higher sales volumes, partially offset by the increases in variable commissions and freight costs required to support the higher sales volume. Excluding variable commission and freight costs, SD&A expenses remained relatively flat for the comparative periods.
During the first six months of fiscal 2011, the Company achieved the annualized savings run rate of approximately $10.0 from the streamlining efforts taken during fiscal 2010. During the six months ended February 28, 2010, the Company recorded a pre-tax charge of $5.4 related to the initiatives to streamline and simplify operations. The charge was comprised of a $3.7 non-cash asset impairment charge associated with a facility that the Company planned to close with the remainder representing severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce. See the Outlook section for total expected savings from these actions.
Operating profit for the first six months of fiscal 2011 was $82.7 compared with $70.5 reported for the prior-year period, an increase of $12.2, or 17.3%. Operating profit for the first six months of fiscal 2011 increased by $6.8, or 9.0%, compared to adjusted operating profit (excluding the special charge) of $75.9 for the first six months of fiscal 2010. Operating profit margin increased 70 basis points to 9.8% compared with 9.1% in the year-ago period, while operating profit margin for the first half of fiscal 2011 remained flat compared to the prior-year period adjusted operating margin (excluding the special charge). Baseline operating profit margin was unchanged year-over-year due primarily to the higher net sales, favorable contributions from acquired businesses, and benefits from productivity improvements, which were partially offset by increases in materials and component costs and higher commissions and freight costs as discussed above.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $15.0 and $14.8 for the six months ended February 28, 2011 and 2010, respectively. The increase in interest expense, net, was due primarily to higher average outstanding debt balances. The increase in net miscellaneous expense, to $2.0 in the first half of fiscal 2011 compared with $0.1 of net miscellaneous income in the first half of fiscal 2010 was due primarily to the unfavorable impact of exchange rates on certain foreign currency items.
During the first six months of fiscal 2010, the Company recognized a pre-tax loss of $10.5 related to debt refinancing activities.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 32.6% and 32.7% for the six months ended February 28, 2011 and 2010, respectively. In comparison to the statutory income tax rate, the effective income tax rate for the first half of fiscal 2011 was positively affected by deductions related to federal and state tax credits and benefits from increased export of goods manufactured in the U.S. The Company estimates that the effective tax rate for fiscal 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for the first six months of fiscal 2011 increased $13.8 to $44.3 from $30.5 (including $3.5 for the after-tax special charge and $6.8 for the loss on early debt extinguishment) reported for the prior-year period. The increase in income from continuing operations resulted primarily from higher operating profit and no corresponding charge in the current period for the loss from the early debt extinguishment in fiscal 2010, partially offset by the higher tax and miscellaneous expenses.
Income from continuing operations for the first half of fiscal 2011 was $44.3 compared with $40.8 of adjusted income from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) in the year-ago period. Diluted earnings per share from continuing operations for the first six months of fiscal 2011 was $1.01 compared with adjusted diluted earnings per share (excluding the special charge and the loss on the early extinguishment of debt) of $0.93 for the prior-year period.
Results from Discontinued Operations and Net Income
The Company recorded $0.6 of income from discontinued operations for the first half of fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off.
Net income for the first half of fiscal 2011 increased $13.2, or 42.4%, to $44.3 from $31.1 for the year-ago period. The increase in net income resulted primarily from the above noted increase in operating profit mostly driven by higher net sales in the current-year period and no repeat of a special charge that was recorded in the prior-year period. Additionally, no loss on the early extinguishment of debt occurred in the current year-period. The increase in operating profit was partially offset by higher income tax and miscellaneous expenses.
Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors, including the vitality of the economy, employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. Key indicators suggest activity is expected to continue to decline for the remainder of fiscal 2011 for the North American non-residential construction market, a key market for the Company. However, third-party forecasts suggest that the market for lighting fixtures will grow modestly during the remainder of fiscal 2011 due primarily to increased renovation activity of commercial and institutional buildings and outdoor lighting, due in part to efforts to achieve energy savings and sustainability goals. Additionally, the controls market is expected to continue to outpace the growth of lighting fixtures.
The Company’s backlog at the end of the second quarter of fiscal 2011 was $178.9. Excluding the incremental backlog attributable to the recent acquisitions, comparable backlog was up approximately 45% year-over-year. While much of the increase in comparable backlog was likely attributable to a pull-forward of orders in advance of the announced price increase that became effective at the end of the quarter, March order levels continue to provide encouraging signals of future shipment volume increases.
The Company experienced a challenging second quarter for fiscal 2011 due primarily to continued weakness in non-residential construction, normal seasonal factors, and higher input costs. Management anticipates a challenging second half for fiscal 2011 due primarily to continuing inflationary cost pressures resulting from higher commodity costs, such as steel and petroleum, as discussed in more detail below.
Prices for certain materials and components, including steel and petroleum, continue to rise, placing pressure on the Company’s margins. While the Company previously announced a price increase to recover these higher input costs, which became effective at the end of the second quarter, the Company is not expected to fully realize the benefit of the price increase until later in the third quarter.

Assuming no further significant rise in commodity costs, the shortfall in profitability from higher commodity costs experienced in the second quarter of fiscal 2011 is expected to be temporary as the benefits of the announced product price increases should begin to be realized in the second half of the fiscal year. However, due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices.
Additionally, the industry-wide shortage of certain types of electronic ballasts and drivers due to a global shortage of certain common electronic components moderated during the second quarter of fiscal 2011. However, based on the recent disaster in Japan and the resulting damage to that country’s infrastructure, we continue to monitor potential supply chain disruptions and will, if necessary, attempt to preserve customer service levels.
The Company has achieved the annualized savings run rate of approximately $10.0 due to the streamlining efforts announced during the second quarter of fiscal 2010. These actions related to the consolidation of certain manufacturing operations and a reduction in workforce. The Company initiated such actions in an effort to continue to redeploy and invest resources in areas where the Company believes it can create greater value and accelerate profitable growth opportunities, including a continued focus on customer connectivity and industry-leading product innovation incorporating energy-efficiency and sustainable design.
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
The Company expects cash flow from operations to remain strong for fiscal 2011 and intends to invest approximately $30.0 in capital expenditures during the year. In addition, the Company expects to contribute during fiscal 2011 approximately $6.0 and $2.5 to its domestic and international defined benefit plans, respectively. The Company estimates the annual tax rate to approximate 34% for fiscal 2011.
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2011, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a.   Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2010, the Company’s Board of Directors authorized the repurchase of two million shares of the Company’s outstanding common stock, of which approximately 535,500 shares had been repurchased as of February 28, 2011. No shares were repurchased during the Company’s most recently completed fiscal quarter.
Item 6.   Exhibits
Exhibits are listed on the Index to Exhibits (page 36).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC.
REGISTRANT

DATE: March 30, 2011	/s/ Vernon J. Nagel

VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

DATE: March 30, 2011	/s/ Richard K. Reece

RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER (Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 101*	(a)	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, filed on March 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed with the Commission as part of this Form 10-Q.

*	Users of this data are advised that, in accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.