Form 10-Q
period 2011-05-31
ACUITY BRANDS INC
filed 2011-06-29
CIK 1144215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Common Stock—$0.01 Par Value — 43,338,989 shares as of June 27, 2011.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	May 31,	August 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$160.8	$191.0
Accounts receivable, less reserve for doubtful accounts of $1.7 at May 31, 2011 and $2.0 at August 31, 2010	255.3	255.1
Inventories	178.0	149.0
Deferred income taxes	16.2	17.3
Prepayments and other current assets	16.2	13.9

Total Current Assets	626.5	626.3

Property, Plant, and Equipment, at cost:
Land	8.8	7.6
Buildings and leasehold improvements	123.8	113.7
Machinery and equipment	362.0	337.5

Total Property, Plant, and Equipment	494.6	458.8
Less – Accumulated depreciation and amortization	347.6	320.4

Property, Plant, and Equipment, net	147.0	138.4

Other Assets:
Goodwill	575.4	515.6
Intangible assets	212.5	199.5
Deferred income taxes	3.8	3.7
Other long-term assets	25.8	20.1

Total Other Assets	817.5	738.9

Total Assets	$1,591.0	$1,503.6

LIABILITIES AND STOCKHO LDERS’ EQUITY
Current Liabilities:
Accounts payable	$188.3	$195.0
Accrued compensation	36.7	51.8
Accrued pension liabilities, current	1.1	1.1
Other accrued liabilities	87.2	73.4

Total Current Liabilities	313.3	321.3

Long-Term Debt	353.4	353.3

Accrued Pension Liabilities, less current portion	71.8	71.1

Deferred Income Taxes	14.5	10.2

Self-Insurance Reserves, less current portion	7.4	7.6

Other Long-Term Liabilities	51.6	45.7

Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,905,733 issued and 42,650,978 outstanding at May 31, 2011; and 50,441,634 issued and 42,116,473 outstanding at August 31, 2010	0.5	0.5
Paid-in capital	676.2	661.9
Retained earnings	512.5	459.0
Accumulated other comprehensive loss items	(57.4)	(71.3)
Treasury stock, at cost, 8,254,755 shares at May 31, 2011 and 8,325,161 shares at August 31, 2010	(352.8)	(355.7)

Total Stockholders’ Equity	779.0	694.4

Total Liabilities and Stockholders’ Equity	$1,591.0	$1,503.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net Sales	$458.3	$407.6	$1,299.5	$1,182.7
Cost of Products Sold	268.6	244.0	769.9	705.6

Gross Profit	189.7	163.6	529.6	477.1
Selling, Distribution, and Administrative Expenses	139.5	124.7	396.7	362.2
Special Charge	—	(0.3)	—	5.2

Operating Profit	50.2	39.2	132.9	109.7
Other Expense (Income):
Interest expense, net	7.5	7.3	22.5	22.1
Miscellaneous expense, net	0.9	(1.0)	2.9	(1.1)
Loss on early debt extinguishment	—	—	—	10.5

Total Other Expense	8.4	6.3	25.4	31.5

Income before Provision for Income Taxes	41.8	32.9	107.5	78.2
Provision for Income Taxes	14.7	11.6	36.2	26.4

Income from Continuing Operations	27.1	21.3	71.3	51.8
Income from Discontinued Operations	—	—	—	0.6

Net Income	$27.1	$21.3	$71.3	$52.4

Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$0.63	$0.49	$1.66	$1.20
Basic Earnings per Share from Discontinued Operations	—	—	—	0.01

Basic Earnings per Share	$0.63	$0.49	$1.66	$1.21

Basic Weighted Average Number of Shares Outstanding	42.5	42.7	42.3	42.5

Diluted Earnings per Share from Continuing Operations	$0.62	$0.48	$1.63	$1.17
Diluted Earnings per Share from Discontinued Operations	—	—	—	0.01

Diluted Earnings per Share	$0.62	$0.48	$1.63	$1.18

Diluted Weighted Average Number of Shares Outstanding	43.1	43.5	42.9	43.3

Dividends Declared per Share	$0.13	$0.13	$0.39	$0.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31,
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$71.3	$52.4
Deduct: Gain from Discontinued Operations	—	(0.6)

Income from Continuing Operations	71.3	51.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29.7	27.7
Noncash compensation expense, net	5.2	5.9
Excess tax benefits from share-based payments	(5.1)	(1.5)
Loss on early debt extinguishment	—	10.5
Loss on the sale or disposal of property, plant, and equipment	0.1	0.1
Asset impairments	0.1	3.4
Deferred income taxes	(1.4)	(2.0)
Other non-cash items	—	0.7
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	10.2	(10.2)
Inventories	(17.6)	(3.1)
Prepayments and other current assets	0.6	(2.7)
Accounts payable	(10.1)	2.9
Other current liabilities	(2.9)	13.4
Other	1.5	0.1

Net Cash Provided by Operating Activities	81.6	97.0

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(17.4)	(15.9)
Proceeds from sale of property, plant, and equipment	1.3	0.2
Acquisitions of businesses and intangible assets	(90.4)	—

Net Cash Used for Investing Activities	(106.5)	(15.7)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)
Issuance of long-term debt	—	346.5
Repurchases of common stock	(2.9)	—
Proceeds from stock option exercises and other	5.8	4.9
Excess tax benefits from share-based payments	5.1	1.5
Dividends paid	(16.9)	(17.0)

Net Cash (Used for) Provided by Financing Activities	(8.9)	98.0

Effect of Exchange Rate Changes on Cash	3.6	(3.5)

Net Change in Cash and Cash Equivalents	(30.2)	175.8
Cash and Cash Equivalents at Beginning of Period	191.0	18.7

Cash and Cash Equivalents at End of Period	$160.8	$194.5

Supplemental Cash Flow Information:
Income taxes paid during the period	$21.6	$25.0
Interest paid during the period	$17.2	$17.9
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
          On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, Inc. (“Healthcare Lighting”), a leading provider of specialized, high-performance lighting products for healthcare facilities based in Fairview, Pennsylvania. The operating results for Healthcare Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.
          On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition.
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
          The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2011, the consolidated results of operations for the three and nine months ended May 31, 2011 and 2010, and the consolidated cash flows for the nine months ended May 31, 2011 and 2010. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010 (File No. 001-16583) (“Form 10-K”).
          The results of operations for the three and nine months ended May 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2011.
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
     Subsequent Events
          The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed financial statements at May 31, 2011.
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
          Revenue is earned on services and the sale of products. Revenue is recognized for the sale of products when the above criteria are met and for services rendered in the period of performance.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
4. New Accounting Pronouncements
     Accounting Standards Adopted in Fiscal 2011
          In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-13 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-13 had an immaterial impact on the Company’s results of operations, financial condition, and cash flows.
          In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-14 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-14 had an immaterial impact on the Company’s results of operations, financial condition, and cash flows.
     Accounting Standards Yet to Be Adopted
          In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. The Company does not expect ASU 2010-29 to have a material effect on the Company’s results of operations, financial condition, and cash flows; however, the Company may have additional disclosure requirements if a material acquisition occurs.
          In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.
5. Acquisitions
          The Company has actively pursued opportunities for investment and growth, particularly over the prior twelve months. Since the fourth quarter of fiscal 2010, the Company has acquired a number of businesses within the lighting and controls market, as discussed below. None of the business combinations—individually or in the aggregate—represented a material transaction as compared to the Company’s financial condition, results of operations, or cash flows in any of the periods in which control was obtained.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
     Healthcare Lighting Acquisition
          On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting products for healthcare facilities. Based in Fairview, Pennsylvania, Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings.
          The Company expensed an immaterial amount of acquisition costs in current quarter earnings.
          The operating results of Healthcare Lighting have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
          Refer to the Goodwill and Intangible Assets footnote for preliminary details related to the business combination.
     Sunoptics Acquisition
          On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics’ high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, education, government, and office applications.
          The Company expensed an immaterial amount of acquisition costs during fiscal 2011.
          The operating results of Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
          Refer to the Goodwill and Intangible Assets footnote for preliminary details related to the business combination.
     Winona Lighting Acquisition
          On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, a premier provider of architectural and high-performance indoor and outdoor lighting products headquartered in Minnesota. Recognized throughout the architectural design community, Winona Lighting served the commercial, retail, and institutional markets with a product portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications.
          The Company expensed an immaterial amount of acquisition costs during the first nine months of fiscal 2011.
          The operating results of Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
          Refer to the Goodwill and Intangible Assets footnote for preliminary details related to the business combination.
     Renaissance Acquisition
          On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting luminaires and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.
          The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2011. These amounts are deemed to be provisional until disclosed otherwise as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. For a detailed discussion of the Renaissance acquisition, please refer to the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
6. Fair Value Measurements
          The Company determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
          The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of May 31, 2011 and August 31, 2010:

	Fair Value Measurements as of:
	May 31, 2011		August 31, 2010
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$160.8	$160.8	$191.0	$191.0
Short-term investments (1)	0.8	0.8	1.3	1.3
Long-term investments (1)	1.3	1.3	1.8	1.8

Liabilities:
Deferred compensation plan (2)	2.1	2.1	3.1	3.1

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan primarily for certain retired executives and other highly compensated employees.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2011 and August 31, 2010:

	May 31, 2011		August 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$364.9	$349.3	$384.5
Industrial revenue bond	4.0	4.0	4.0	4.0
          Senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
          The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2011.
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
          Summarized information for the Company’s acquired intangible assets is as follows:

	May 31, 2011		August 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and patented technology	$36.0	$(13.9)	$36.4	$(11.4)
Trademarks	16.9	(5.1)	13.0	(4.8)
Distribution network	65.8	(22.7)	61.8	(20.4)
Customer relationships	41.2	(5.5)	28.1	(3.3)
Other	5.9	(2.2)	5.8	(1.8)

Total	$165.8	$(49.4)	$145.1	$(41.7)

Unamortized trade names	$96.1		$96.1

          The current year increases in the gross carrying amounts for the acquired intangible assets were due to the acquisitions of Winona Lighting, Sunoptics, and Healthcare Lighting (refer to the Acquisitions footnote). With regards to the recent acquisitions, the weighted average useful life of the intangible assets with finite lives acquired by the Company was estimated at 14.7 years, which consisted primarily of intangible assets related to trademarks and customer relationships. The weighted average useful lives of the trademarks and customer relationships with finite lives acquired by the Company in the current fiscal year were estimated at 20 and 13 years, respectively. The provisional amounts for the acquired intangible assets are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combinations.
          The Company recorded amortization expense of $3.0 and $1.7 related to intangible assets with finite lives during the three months ended May 31, 2011 and 2010, respectively. The Company recorded amortization expense of $7.7 and $5.3 related to intangible assets

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
with finite lives during the nine months ended May 31, 2011 and 2010, respectively. Amortization expense is expected to be approximately $10.8 in fiscal 2011, $11.3 in fiscal 2012, $10.7 in fiscal 2013, $10.7 in fiscal 2014, and $9.9 in fiscal 2015.
          The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of September 1, 2010	$515.6
Acquisitions	57.7
Adjustments	(0.6)
Currency translation adjustments	2.7

Balance as of May 31, 2011	$575.4

          The increase in goodwill was attributable to completed business combinations during fiscal 2011. Additionally, $9.5 related to preliminary deferred tax liabilities was recorded to goodwill as part of the recent acquisitions, with approximately $6.2 recorded during the current fiscal year. These amounts will not be final until completion of the identification and valuation of all intangible assets acquired.
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
8. Inventories
          Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31,	August 31,
	2011	2010
Raw materials and supplies	$90.3	$76.4
Work in process	7.1	8.8
Finished goods	90.4	73.2

	187.8	158.4
Less: Reserves	(9.8)	(9.4)

Total Inventory	$178.0	$149.0

9. Earnings per share
          Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of 138,848 shares (whole units) were excluded from the diluted earnings per share calculation for the three months ended May 31, 2011, as the effect of inclusion would have been antidilutive. No stock options were considered antidilutive and excluded from the diluted earnings per share calculation for the three months ended May 31, 2010. Stock options of 119,470 shares (whole units) and 288,034 shares (whole units) were excluded from the diluted earnings per share calculation for the nine months ended May 31, 2011 and 2010, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
          The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Basic earnings per share from continuing operations:
Income from continuing operations	$27.1	$21.3	$71.3	$51.8

Basic weighted average shares outstanding	42.5	42.7	42.3	42.5

Basic earnings per share from continuing operations	$0.63	$0.49	$1.66	$1.20

Diluted earnings per share from continuing operations:
Income from continuing operations	$27.1	$21.3	$71.3	$51.8

Basic weighted average shares outstanding	42.5	42.7	42.3	42.5
Common stock equivalents	0.6	0.8	0.6	0.8

Diluted weighted average shares outstanding	43.1	43.5	42.9	43.3

Diluted earnings per share from continuing operations	$0.62	$0.48	$1.63	$1.17

Basic earnings per share from discontinued operations:
Income from discontinued operations	$—	$—	$—	$0.6

Basic weighted average shares outstanding	42.5	42.7	42.3	42.5

Basic earnings per share from discontinued operations	$—	$—	$—	$0.01

Diluted earnings per share from discontinued operations:
Income from discontinued operations	$—	$—	$—	$0.6

Basic weighted average shares outstanding	42.5	42.7	42.3	42.5
Common stock equivalents	0.6	0.8	0.6	0.8

Diluted weighted average shares outstanding	43.1	43.5	42.9	43.3

Diluted earnings per share from discontinued operations	$—	$—	$—	$0.01

10. Comprehensive Income
          Comprehensive income represents the measures of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net income	$27.1	$21.3	$71.3	$52.4
Foreign currency translation adjustments	4.1	(3.8)	13.9	(3.0)

Comprehensive income	$31.2	$17.5	$85.2	$49.4

11. Debt
     Lines of Credit
          On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). At May 31, 2011, the Company had outstanding letters of credit totaling $13.7, primarily for securing collateral

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At May 31, 2011, a total of $9.5 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount. At May 31, 2011, the Company had additional borrowing capacity of $240.5 under the most restrictive covenant in effect at the time, and was compliant with all financial covenants under the Revolving Credit Facility.
          Further details regarding the Company’s lines of credit are included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Notes
          At May 31, 2011, the Company had $350.0 of publicly traded notes outstanding at a 6.0% interest rate that are scheduled to mature in December 2019, and $4.0 in a tax-exempt industrial revenue bond that is scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
     Interest Expense
          Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
          The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Interest expense	$7.6	$7.4	$22.9	$22.4
Interest income	(0.1)	(0.1)	(0.4)	(0.3)

Interest expense, net	$7.5	$7.3	$22.5	$22.1

12. Commitments and Contingencies
          In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2011, no material changes have occurred in the Company’s reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s 10-K.
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
          As of August 31, 2010, the Company had product warranty and recall reserves of $3.6. The Company made payments of $3.8 related to warranty claims and recognized additional estimated warranty and recall liabilities of $4.0 during the nine-month period ended May 31, 2011. As of May 31, 2011, the Company had remaining product warranty and recall reserves of $3.8 (included in Other accrued liabilities on the Consolidated Balance Sheets).
13. Share-Based Payments
          The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
recorded $3.7 and $3.4 of share-based expense for the three months ended May 31, 2011 and 2010, respectively, and $10.5 and $9.1 for the nine months ended May 31, 2011 and 2010, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and amounted to $1.6 and $1.2 for the three months ended May 31, 2011 and 2010, respectively, and $5.1 and $1.5 for the nine months ended May 31, 2011 and 2010, respectively.
14. Pension Plans
          The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. The Company makes annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. The Company expects to contribute approximately $5.8 and $2.7 to its domestic and international defined benefit plans, respectively, during fiscal 2011. Plan assets are invested primarily in equity and fixed income securities.
          Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2011 and 2010, included the following components:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Service cost	$0.8	$0.8	$2.4	$2.3
Interest cost	2.1	2.1	6.3	6.3
Expected return on plan assets	(1.9)	(1.8)	(5.6)	(5.5)
Amortization of prior service cost	—	—	0.1	0.1
Recognized actuarial loss	1.2	0.8	3.6	2.6

Net periodic pension cost	$2.2	$1.9	$6.8	$5.8

15. Special Charges
          During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations and accordingly incurred certain special charges related to these actions. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees. These actions, including those taken in fiscal 2009 and 2010 as part of this program, are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.
          Cumulative special charges related to these activities of approximately $49.7 have been incurred from inception of the actions through May 31, 2011.
          At August 31, 2010, the Company had severance and exit costs reserves of $6.9 and $0.7, respectively. The Company made payments of $2.8 and $0.2 related to severance and exit costs, respectively, during the nine-month period ended May 31, 2011. As of May 31, 2011, the Company had remaining severance and exit costs reserves of $4.1 and $0.5, respectively, related to previous restructuring activities and included in Accrued Compensation on the Consolidated Balance Sheets.
16. Supplemental Guarantor Condensed Consolidating Financial Statements
          In fiscal 2010, ABL, the wholly-owned and principal operating subsidiary of Acuity Brands, refinanced its outstanding debt through a bond offering of a $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020.
          In accordance with the registration rights agreement by and between ABL, as issuer, and Acuity Brands and ABL IP Holding LLC—a wholly-owned subsidiary of Acuity Brands — as guarantors (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), and the initial purchases of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.
CONDENSED CONSOLIDATING BALANCE SHEETS

	At May 31, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$128.7	$0.2	$—	$31.9	$—	$160.8
Accounts receivable, net	—	217.8	—	37.5	—	255.3
Inventories	—	164.6	—	13.4	—	178.0
Other current assets	8.4	19.0	—	5.0	—	32.4

Total Current Assets	137.1	401.6	—	87.8	—	626.5

Property, Plant, and Equipment, net	—	109.0	—	38.0	—	147.0
Goodwill	—	489.9	2.7	82.8	—	575.4
Intangible assets	—	86.3	120.7	5.5	—	212.5
Other long-term assets	6.3	17.3	—	6.0	—	29.6
Investments in subsidiaries	755.8	161.8	—	0.1	(917.7)	—

Total Assets	$899.2	$1,265.9	$123.4	$220.2	$(917.7)	$1,591.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.4	$175.0	$—	$12.9	$—	$188.3
Intercompany payable (receivable)	53.2	(7.7)	(72.2)	26.7	—	—
Other accrued liabilities	22.6	89.2	—	13.2	—	125.0

Total Current Liabilities	76.2	256.5	(72.2)	52.8	—	313.3

Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(14.2)	28.5	—	0.2	—	14.5
Other Long-Term Liabilities	58.2	54.9	—	17.7	—	130.8
Total Stockholders’ Equity	779.0	572.6	195.6	149.5	(917.7)	779.0

Total Liabilities and Stockholders’ Equity	$899.2	$1,265.9	$123.4	$220.2	$(917.7)	$1,591.0

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended May 31, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$406.3	$—	$52.0	$—	$458.3
Intercompany sales	—	—	6.6	19.2	(25.8)	—

Total Sales	—	406.3	6.6	71.2	(25.8)	458.3
Cost of Products Sold	—	231.6	—	56.2	(19.2)	268.6

Gross Profit	—	174.7	6.6	15.0	(6.6)	189.7
Selling, Distribution, and Administrative Expenses	6.7	121.4	1.1	16.9	(6.6)	139.5
Intercompany charges	(0.9)	0.5	—	0.4	—	—

Operating (Loss) Profit	(5.8)	52.8	5.5	(2.3)	—	50.2
Interest expense (income), net	2.1	5.5	—	(0.1)	—	7.5
Equity earnings in subsidiaries	(31.9)	1.4	—	—	30.5	—
Miscellaneous (income) expense, net	(0.1)	0.5	—	0.5	—	0.9

Income before Provision for Income Taxes	24.1	45.4	5.5	(2.7)	(30.5)	41.8
Provision for Income Taxes	(3.0)	15.7	2.5	(0.5)	—	14.7

Net Income	$27.1	$29.7	$3.0	$(2.2)	$(30.5)	$27.1

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Three Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$364.9	$—	$42.7	$—	$407.6
Intercompany sales	—	—	7.0	14.6	(21.6)	—

Total Sales	—	364.9	7.0	57.3	(21.6)	407.6
Cost of Products Sold	—	217.5	—	41.0	(14.5)	244.0

Gross Profit	—	147.4	7.0	16.3	(7.1)	163.6
Selling, Distribution, and Administrative Expenses	6.4	111.9	1.0	12.4	(7.0)	124.7
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Special Charge	—	(0.4)	—	0.1	—	(0.3)

Operating (Loss) Profit	(5.5)	35.4	6.0	3.4	(0.1)	39.2
Interest expense, net	2.0	5.4	—	(0.1)	—	7.3
Equity earnings in subsidiaries	(27.0)	(2.7)	—	—	29.7	—
Miscellaneous (income) expense, net	(0.1)	(0.8)	—	(0.1)	—	(1.0)

Income before Provision for Income Taxes	19.6	33.5	6.0	3.6	(29.8)	32.9
Provision for Income Taxes	(1.7)	10.0	2.1	1.2	—	11.6

Net Income	$21.3	$23.5	$3.9	$2.4	$(29.8)	$21.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended May 31, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,149.6	$—	$149.9	$—	$1,299.5
Intercompany sales	—	—	19.3	53.5	(72.8)	—

Total Sales	—	1,149.6	19.3	203.4	(72.8)	1,299.5
Cost of Products Sold	—	668.4	—	155.0	(53.5)	769.9

Gross Profit	—	481.2	19.3	48.4	(19.3)	529.6
Selling, Distribution, and Administrative Expenses	18.4	350.2	3.5	43.9	(19.3)	396.7
Intercompany charges	(2.6)	1.6	—	1.0	—	—

Operating (Loss) Profit	(15.8)	129.4	15.8	3.5	—	132.9
Interest expense (income), net	6.3	16.4	—	(0.2)	—	22.5
Equity earnings in subsidiaries	(84.8)	(2.9)	—	0.1	87.6	—
Miscellaneous (income) expense, net	(0.3)	1.0	—	2.2	—	2.9

Income before Provision for Income Taxes	63.0	114.9	15.8	1.4	(87.6)	107.5
Provision for Income Taxes	(8.3)	36.5	7.4	0.6	—	36.2

Net Income	$71.3	$78.4	$8.4	$0.8	$(87.6)	$71.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)

	Nine Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,039.3	$—	$143.4	$—	$1,182.7
Intercompany sales	—	—	19.9	44.5	(64.4)	—

Total Sales	—	1,039.3	19.9	187.9	(64.4)	1,182.7
Cost of Products Sold	—	617.8	—	132.3	(44.5)	705.6

Gross Profit	—	421.5	19.9	55.6	(19.9)	477.1
Selling, Distribution, and Administrative Expenses	17.4	322.0	3.0	39.7	(19.9)	362.2
Intercompany charges	(2.6)	1.4	—	1.2	—	(0.0)
Special Charge	—	5.1	—	0.1	—	5.2

Operating (Loss) Profit	(14.8)	93.0	16.9	14.6	—	109.7
Interest expense (income), net	5.9	16.3	—	(0.1)	—	22.1
Equity earnings in subsidiaries	(66.4)	(10.5)	—	0.1	76.8	—
Miscellaneous (income) expense, net	(0.2)	(1.6)	—	0.7	—	(1.1)
Loss on early debt extinguishment	—	10.5	—	—	—	10.5

Income before Provision for Income Taxes	45.9	78.3	16.9	13.9	(76.8)	78.2
Provision for Income Taxes	(5.9)	22.0	5.9	4.4	—	26.4

Income from Continuing Operations	51.8	56.3	11.0	9.5	(76.8)	51.8
Loss from Discontinued Operations	0.6	—	—	—	—	0.6

Net Income	$52.4	$56.3	$11.0	$9.5	$(76.8)	$52.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2011
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$64.9	$12.7	$—	$4.0	$—	$81.6

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(14.8)	—	(2.6)	—	(17.4)
Proceeds from sale of property, plant, and equipment	—	1.3	—	—	—	1.3
Investments in subsidiaries	(90.4)	—	—	—	90.4	—
Acquisitions of businesses and intangible assets	—	(90.4)	—	—	—	(90.4)

Net Cash Used for Investing Activities	(90.4)	(103.9)	—	(2.6)	90.4	(106.5)

Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	5.8	—	—	—	—	5.8
Repurchases of common stock	(2.9)	—	—	—	—	(2.9)
Excess tax benefits from share-based payments	5.1	—	—	—	—	5.1
Intercompany capital	—	90.4	—	—	(90.4)	—
Dividends paid	(16.9)	—	—	—	—	(16.9)

Net Cash (Used for) Provided by Financing Activities	(8.9)	90.4	—	—	(90.4)	(8.9)

Effect of Exchange Rate Changes on Cash	—	0.6	—	3.0	—	3.6

Net Change in Cash and Cash Equivalents	(34.4)	(0.2)	—	4.4	—	(30.2)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0

Cash and Cash Equivalents at End of Period	$128.7	$0.2	$—	$31.9	$—	$160.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2010
		Subsidiary	Subsidiary	Non-
	Parent	Issuer	Guarantor	Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$177.1	$(94.6)	$—	$14.5	$—	$97.0

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(15.3)	—	(0.6)	—	(15.9)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2

Net Cash Used for Investing Activities	—	(15.2)	—	(0.5)	—	(15.7)

Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	4.9	—	—	—	—	4.9
Excess tax benefits from share-based payments	1.5	—	—	—	—	1.5
Dividends paid	(17.0)	—	—	—	—	(17.0)

Net Cash (Used for) Provided by Financing Activities	(10.6)	111.0	—	(2.4)	—	98.0

Effect of Exchange Rate Changes on Cash	—	(0.5)	—	(3.0)	—	(3.5)

Net Change in Cash and Cash Equivalents	166.5	0.7	—	8.6	—	175.8
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7

Cash and Cash Equivalents at End of Period	$168.9	$1.3	$—	$24.3	$—	$194.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of May 31, 2011 and for the three and nine month periods ended May 31, 2011 and 2010. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2010 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of indoor and outdoor lighting fixtures, control devices, components, systems, and services for commercial and institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company is one of the world’s leading producers and distributors of lighting fixtures, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups, as well as lighting controls and other products, that are sold to approximately 5,000 customers. As of May 31, 2011, the Company operates 22 manufacturing facilities and six distribution facilities along with three warehouses to serve its extensive customer base.
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, Inc. (“Healthcare Lighting”), a leading provider of specialized, high-performance lighting products for healthcare facilities based in Fairview, Pennsylvania. The operating results for Healthcare Lighting have been included in the Company’s consolidated financial statements since the date of acquisition.
On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months and beyond. These short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. The Company currently expects to invest during fiscal 2011 approximately $25.0 primarily for equipment, tooling, and new and enhanced information technology capabilities with $17.4 already invested during the nine months ended May 31, 2011. In addition, the Company expects to contribute approximately $5.8 and $2.7 to its domestic and international defined benefit plans, respectively, during fiscal 2011. Additionally, management believes that the Company’s debt profile and sources of funding, including, but not limited to, cash flows from operations, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
During the nine months ended May 31, 2011, the Company generated net cash from operating activities of $81.6 with additional cash received of $5.8 from stock issuances in connection with stock option exercises and $3.6 related to the effect of foreign currency transactions. Cash generated from operating activities, as well as cash on-hand, was used during the nine months ended May 31, 2011, for acquisitions (net of cash assumed) of $90.4 and capital expenditures of $17.4. In addition, the Company paid dividends to stockholders of $16.9 and settled the repurchase of common stock of the Company executed during the fourth quarter of fiscal 2010 for $2.9. The Company’s cash position at May 31, 2011, was $160.8, a decrease of $30.2 from the $191.0 at August 31, 2010.
The Company generated $81.6 of net cash from operating activities during the first nine months of fiscal 2011 compared with $97.0 of cash generated in the prior-year period, a decrease of $15.4. This decrease was due primarily to a decrease in other current liabilities during the first nine months of fiscal 2011 compared with the prior-year period and the cash flow impact of higher operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable). Net cash from operating activities was negatively impacted by a decrease in other current liabilities due primarily to the payment of employee annual incentive compensation, which was attributable to fiscal 2010 performance. Operating working capital increased by approximately $35.9 to $245.0 at May 31, 2011, from $209.1 at August 31, 2010, due primarily to increased inventory and lower accounts payable. Finished goods inventory was added to accommodate seasonal fluctuations and improve service levels. In addition, the increase in raw materials was due partly to strategic purchases of certain commodities and components to better support customer service and relocation of production. Excluding the impact of the current year acquisitions, the Company estimates that approximately one-third of the increase in raw materials was related to inflationary pressures on commodities prices. The reduction of accounts payable was attributable to the timing of payments in the current period.
Management believes that investing in assets and programs that, over time, will increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $17.4 and $15.9 in the first nine months of fiscal 2011 and 2010, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest during fiscal 2011 approximately $25.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities.
Capitalization
The current capital structure of the Company is comprised principally of senior notes and equity of its stockholders. As of May 31, 2011, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2010 and consisted primarily of fixed-rate obligations.
On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). As of May 31, 2011, the Company was compliant with all financial covenants under the Revolving Credit Facility. At May 31, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.5 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.5. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first nine months of fiscal 2011, the Company’s consolidated stockholders’ equity increased $84.6 to $779.0 from $694.4 at August 31, 2010. The increase was due primarily to net income earned in the period, as well as foreign currency translation adjustments, stock issuances resulting primarily from the exercise of stock options, and amortization of stock-based compensation, partially offset by the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 31.2% and 33.7% at May 31, 2011 and August 31, 2010, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 19.8% at May 31, 2011 and 18.9% at August 31, 2010.
Dividends
The Company paid cash dividends on common stock of $16.9 ($0.39 per share) during the first nine months of fiscal 2011 compared with $17.0 ($0.39 per share) during the first nine months of fiscal 2010. The Company currently plans to continue to pay quarterly dividends at a rate of $0.13 per share; however, each quarterly dividend must be approved by the Board of Directors, and the actual amount to be paid, if any, is subject to change.

Results of Operations
Third Quarter of Fiscal 2011 Compared with Third Quarter of Fiscal 2010
The following table sets forth information comparing the components of net income for the three months ended May 31, 2011 and 2010:

	Three Months Ended
	May 31,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$458.3	$407.6	$50.7		12.4%
Cost of Products Sold	268.6	244.0	24.6		10.1%

Gross Profit	189.7	163.6	26.1		16.0%
Percent of net sales	41.4%	40.1%	130	bps
Selling, Distribution, and Administrative Expenses	139.5	124.7	14.8		11.9%
Special Charge	—	(0.3)	0.3		(100.0)%

Operating Profit	50.2	39.2	11.0		28.1%
Percent of net sales	11.0%	9.6%	140	bps
Other Expense (Income)
Interest Expense, net	7.5	7.3	0.2		2.7%
Miscellaneous Expense	0.9	(1.0)	1.9		(190.0)%

Total Other Expense	8.4	6.3	2.1		33.3%

Income before Provision for Income Taxes	41.8	32.9	8.9		27.1%
Percent of net sales	9.1%	8.1%	100	bps
Provision for Taxes	14.7	11.6	3.1		26.7%

Effective tax rate	35.2%	35.3%

Net Income	$27.1	$21.3	$5.8		27.2%

Diluted Earnings per Share	$0.62	$0.48	$0.14		29.2%

Net sales were $458.3 for the third quarter of fiscal 2011 compared with $407.6 for the same period in fiscal 2010, an increase of $50.7, or 12.4%. For the three months ended May 31, 2011, the Company reported net income of $27.1 compared with $21.3 for the three months ended May 31, 2010. For the three months ended May 31, 2010, the Company recorded $0.2 in after-tax special charge adjustments related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which had a minimal effect on earnings per share amounts for the period. Diluted earnings per share increased 29.2% to $0.62 for the third quarter of fiscal 2011 as compared with $0.48 for the third quarter of fiscal 2010.
Net Sales
Net sales for the fiscal quarter ended May 31, 2011, increased by 12.4% compared with the prior-year period. Excluding the impact from acquisitions, fiscal 2011 third quarter net sales rose 9% year-over-year. Higher unit volumes contributed approximately 5% to the increase in net sales driven largely by increased shipments across multiple sales channels, primarily for smaller-size commercial projects and renovation. Although it is not possible to precisely quantify the separate impact of changes in product prices and the mix of product sold (“price/mix”), the Company estimates that favorable changes in price/mix contributed approximately 3% to the year-over-year increase in net sales with more than half of the increase due to higher product selling prices related to recent price increases. Additionally, the favorable foreign currency translation on international sales contributed approximately one percentage point to current quarter net sales growth.
Gross Profit
Gross profit for the current period increased $26.1, or 16.0%, to $189.7 for the three months ended May 31, 2011, compared with $163.6 for the prior-year period. Gross profit margin increased 130 basis points to 41.4% for the three months ended May 31, 2011 from 40.1% reported for the prior-year period. The increase was due primarily to improved price/mix, the rise in overall sales volumes, favorable contributions from acquired businesses, and benefits from productivity improvements. These benefits were partially offset by the impact of higher material and component costs, which the Company estimates had an adverse effect on gross profit of approximately $5.0 in the third quarter of fiscal 2011 compared with the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended May 31, 2011 were $139.5 compared with $124.7 in the prior-year period, which represented a $14.8, or 11.9%, year-over-year increase. The increase in SD&A expenses was due primarily to the higher incremental costs related to the acquired businesses, higher commission expenses, and increases in freight and other logistics costs. In addition, continued spending for the development of new products and services contributed to the rise in year-over-year SD&A expenses. Compared with the prior-year period, SD&A expenses as a percent of sales decreased by 20 basis points to 30.4% for the third quarter of fiscal 2011 due primarily to higher net sales, partially offset by the increase in variable fuel, transportation, and other logistics costs required to support higher shipments and the aforementioned incremental costs from acquired businesses.
Operating profit for the third quarter of fiscal 2011 was $50.2 compared with $39.2 reported for the prior-year period, an increase of $11.0, or 28.1%. Operating profit margin increased 140 basis points to 11.0% compared with 9.6% in the year-ago period. The increase in operating profit was due primarily to favorable price/mix, higher sales volumes, and benefits from productivity improvements, which were partially offset by higher material and component costs, additional costs associated with recently acquired businesses, and higher freight, logistics, commission costs, and spending for activities to support longer-term growth.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $7.5 and $7.3 for the three months ended May 31, 2011 and 2010, respectively. The increase in net interest expense was due primarily to higher interest costs related to obligations associated with non-qualified retirement plans in the third quarter of fiscal 2011. The increase in net miscellaneous expense to $0.9 in the third quarter of fiscal 2011 compared with $1.0 of net miscellaneous income in the third quarter of fiscal 2010 was due primarily to the unfavorable impact of exchange rates on certain foreign currency items, particularly associated with Mexican Peso-denominated exposures.
Provision for Income Taxes and Net Income
The effective income tax rate reported by the Company was 35.2% and 35.3% for the third quarter of fiscal 2011 and 2010, respectively. The Company estimates that the effective tax rate for fiscal 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2011 increased $5.8, or 27.2%, to $27.1 from $21.3 for the year-ago period. The increase in net income resulted primarily from higher operating profit due to higher net sales in the current-year period. The increase in operating profit was partially offset by higher tax and miscellaneous expenses.

Nine Months of Fiscal 2011 Compared with Nine Months of Fiscal 2010
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2011 and 2010:

	Nine Months Ended
	May 31,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$1,299.5	$1,182.7	$116.8		9.9%
Cost of Products Sold	769.9	705.6	64.3		9.1%

Gross Profit	529.6	477.1	52.5		11.0%
Percent of net sales	40.8%	40.3%	50	bps
Selling, Distribution, and Administrative Expenses	396.7	362.2	34.5		9.5%
Special Charge	—	5.2	(5.2)		(100.0)%

Operating Profit	132.9	109.7	23.2		21.1%
Percent of net sales	10.2%	9.3%	90	bps
Other Expense (Income)
Interest Expense, net	22.5	22.1	0.4		1.8%
Miscellaneous Expense	2.9	(1.1)	4.0		(363.6)%
Loss on Early Debt Extinguishment	—	10.5	(10.5)		100.0%

Total Other Expense	25.4	31.5	(6.1)		(19.4)%

Income before Provision for Income Taxes	107.5	78.2	29.3		37.5%
Percent of net sales	8.3%	6.6%	170	bps
Provision for Taxes	36.2	26.4	9.8		37.1%

Effective tax rate	33.7%	33.8%
Income from Continuing Operations	71.3	51.8	19.5		37.6%
Income from Discontinued Operations	—	0.6	(0.6)		(100.0)%

Net Income	$71.3	$52.4	$18.9		36.1%

Diluted Earnings per Share from Continuing Operations	$1.63	$1.17	$0.46		39.3%

Diluted Earnings per Share from Discontinued Operations	$—	$0.01	$(0.01)		(100.0)%

Net sales were $1,299.5 for the nine months ended May 31, 2011, compared with $1,182.7 reported in the prior-year period, an increase of $116.8, or 9.9%. For the nine months ended May 31, 2011, the Company reported income from continuing operations of $71.3 compared with $51.8 for the nine months ended May 31, 2010. For the first nine months of fiscal 2011, diluted earnings per share from continuing operations increased 39.3% to $1.63, from $1.17 for the prior-year period. For the nine months ended May 31, 2010, the Company recorded $3.4 in after-tax special charges related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which included an after-tax non-cash asset impairment charge of $2.4. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during the second quarter of fiscal 2010. The special charges and loss on early extinguishment of debt negatively impacted the fiscal 2010 nine month-period results by $0.24 per diluted share, with no comparative charges recognized in same period for fiscal 2011.
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

	Nine Months Ended
	May 31,
	2011	2010
Operating Profit	$132.9	$109.7
Addback: Special Charge	—	5.2

Adjusted Operating Profit	$132.9	$114.9
Percent of net sales	10.2%	9.7%
Income from Continuing Operations	$71.3	$51.8
Addback: Special Charge, net of tax	—	3.4
Addback: Loss on Early Debt Extinguishment, net of tax	—	6.8

Adjusted Income from Continuing Operations	$71.3	$62.0

Diluted Earnings per Share from Continuing Operations	$1.63	$1.17
Addback: Special Charge, net of tax	—	0.08
Addback: Loss on Early Debt Extinguishment, net of tax	—	0.16

Adjusted Diluted Earnings per Share from Continuing Operations	$1.63	$1.41

Net Sales
Net sales for the nine months ended May 31, 2011, increased by 9.9% compared with the prior-year period. Excluding the impact from acquisitions, net sales for the first nine months of fiscal 2011 rose slightly less than 8% year-over-year. Unit volumes increased approximately 6% over the prior-year period driven largely by increased shipments across multiple sales channels, primarily for smaller-size commercial projects and renovation. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that favorable changes in price/mix contributed approximately one percentage point to the year-over-year increase in net sales with the remainder due to favorable foreign currency translation on international sales.
Gross Profit
Gross profit for the current period increased $52.5, or 11.0%, to $529.6 compared with $477.1 for the prior-year period. Gross profit margin increased by 50 basis points to 40.8% for the nine months ended May 31, 2011, from 40.3% in the year-ago period. The increase was due primarily to the rise in overall sales volumes, improvements in price/mix, favorable contributions from acquired businesses, and benefits from productivity improvements. These benefits were partially offset by the impact of significantly higher material and component costs, which the Company estimates had an adverse effect on gross profit of approximately $12.0 in the first nine months of fiscal 2011 compared with the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2011, were $396.7 compared with $362.2 in the prior-year period, which represented a $34.5, or 9.5%, year-over-year increase. The increase in SD&A expenses was due primarily to additional costs associated with recently acquired businesses, higher commission, freight, and other logistics costs, and selected spending for new products and services. Compared with the prior-year period, SD&A expenses as a percent of sales remained relatively flat for the first nine months of fiscal 2011.
During the first nine months of fiscal 2011, the Company achieved the annualized savings run rate of approximately $10.0 from the streamlining efforts taken during fiscal 2010. During the nine months ended May 31, 2010, the Company recorded a pre-tax charge of $5.2 related to the initiatives to streamline and simplify operations. The charge was comprised of a $3.7 non-cash asset impairment charge associated with a facility that the Company planned to close with the remainder representing severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce.
Operating profit for the first nine months of fiscal 2011 was $132.9 compared with $109.7 reported for the prior-year period, an increase of $23.2, or 21.1%. Operating profit margin increased to 10.2% compared with 9.3% in the prior-year period. The year-over-year increase was due primarily to the higher net sales and benefits from productivity improvements, which were partially offset by increases in material and component costs, higher commission expenses, and freight and other logistics costs as discussed above.

Operating profit for the first nine months of fiscal 2011 increased by $18.0, or 15.7%, compared to adjusted operating profit (excluding the special charge) of $114.9 for the first nine months of fiscal 2010. Operating profit margin increased 50 basis points from the adjusted operating profit margin (excluding the special charge) of 9.7% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $22.5 and $22.1 for the nine months ended May 31, 2011 and 2010, respectively. The increase in interest expense, net, was due primarily to higher average outstanding debt balances and higher interest costs related to obligations associated with non-qualified retirement plans. The increase in net miscellaneous expense to $2.9 in the first nine months of fiscal 2011 compared with $1.1 of net miscellaneous income in the first nine months of fiscal 2010 was due primarily to the unfavorable impact of exchange rates on certain foreign currency items, particularly associated with Mexican Peso-denominated exposures.
During the first nine months of fiscal 2010, the Company recognized a pre-tax loss of $10.5 related to debt refinancing activities.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 33.7% and 33.8% for the nine months ended May 31, 2011 and 2010, respectively. In comparison to the statutory income tax rate, the effective income tax rate for the first nine months of fiscal 2011 was positively affected by reductions related to federal and state tax credits and benefits from increased exports of goods manufactured in the U.S. The Company estimates that the effective tax rate for fiscal 2011 will be approximately 34% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for the first nine months of fiscal 2011 increased $19.5 to $71.3 from $51.8 (including $3.4 for the after-tax special charge and $6.8 for the loss on early debt extinguishment) reported for the prior-year period. The increase in income from continuing operations resulted primarily from higher operating profit and no corresponding charge in the current period for the loss from the early debt extinguishment in fiscal 2010, partially offset by higher tax expense and foreign currency losses.
Income from continuing operations for the first nine months of fiscal 2011 was $71.3 compared with $62.0 of adjusted income from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) in the year-ago period. Diluted earnings per share from continuing operations for the first nine months of fiscal 2011 was $1.63 compared with adjusted diluted earnings per share from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) of $1.41 for the prior-year period.
Results from Discontinued Operations and Net Income
The Company recorded $0.6 of income from discontinued operations for the first nine months of fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off.
Net income for the first nine months of fiscal 2011 increased $18.9, or 36.1%, to $71.3 from $52.4 for the year-ago period. The increase in net income resulted primarily from the above noted increase in operating profit mostly driven by higher net sales in the current-year period and no repeat of a special charge that was recorded in the prior-year period. Additionally, no loss on the early extinguishment of debt occurred in the current-year period. The increase in operating profit was partially offset by higher tax and miscellaneous expenses.
Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors, including the vitality of the economy, employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers.
The Company continued to experience challenges in fiscal 2011 due primarily to continued weakness in non-residential construction and higher input costs. Management anticipates continuing challenges for the remainder of fiscal 2011 due primarily to on-going volatility in demand and inflationary pressures resulting from higher commodity costs, such as steel and petroleum, as discussed in more detail below.
The Company’s backlog at the end of the third quarter of fiscal 2011 was $164.4. Excluding the incremental backlog attributable to recent acquisitions, comparable backlog was down approximately 3% year-over-year reflecting weakness in market activity during April and May of 2011. However, market activity once again began to increase in June as reflected by the nearly 10% year-over-year increase in June 2011 order rates.

Prices for certain materials and components, including steel, petroleum and certain rare earth metals, continue to be volatile, placing pressure on the Company’s margins. While the Company previously announced a price increase to recover these higher input costs, which became effective at the end of the second quarter, the Company only began to realize the full benefit of the price increase towards the latter part of the third quarter. Although the Company expects to realize the full benefit of the recent price increase in the fourth quarter, the benefit is expected to only offset the incremental costs associated with higher commodity prices which are also expected to be recognized during the fourth quarter. Due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices.
Key indicators suggest that the North American non-residential construction market, a key market for the Company, is expected to continue to decline for the remainder of fiscal 2011 and into early fiscal 2012. However, third-party forecasts suggest that the North American lighting industry will grow modestly during the remainder of fiscal 2011 while increasing nearly 7 percent in fiscal 2012, due primarily to increased renovation activity of commercial and institutional buildings and outdoor lighting. Additionally, the lighting controls portion of the industry is expected to continue to outpace the growth of lighting fixtures.
In addition to the acquisitions over the last two years, which significantly increased the Company’s presence in the growing lighting controls portion of the industry and further positioned the Company for future growth, management believes the execution of the Company’s strategy will provide growth opportunities, which should enable the Company to continue to outperform the overall markets it serves. This strategy includes the continued spending for activities to develop energy-efficient products and services, incorporate new technologies, enhance service to its customers, and expand market presence in key geographies and sectors, such as the renovation market. The Company believes it is well-positioned to take advantage of opportunities within the market, as complete lighting systems will likely become an integral part of the development of “smart grid/smart building” energy management. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.
Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves. Looking beyond the current environment, management believes the lighting and lighting-related industry will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront, and that the Company is well-positioned to fully participate in these growth opportunities.
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
There have been no material changes in the Company’s critical accounting policies during the current period. For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.
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
Item 4.   Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by Acuity Brands in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2011, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. Discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a.   Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2010, the Company’s Board of Directors authorized the repurchase of two million shares of the Company’s outstanding common stock, of which approximately 535,500 shares had been repurchased as of May 31, 2011. No shares were repurchased during the Company’s most recently completed fiscal quarter.
Item 6.   Exhibits
Exhibits are listed on the Index to Exhibits (page 34).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACUITY BRANDS, INC. REGISTRANT

DATE: June 29, 2011	/s/ Vernon J. Nagel

VERNON J. NAGEL
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

DATE: June 29, 2011	/s/ Richard K. Reece

RICHARD K. REECE
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER (Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Acuity Brands, Inc., effective as of January 8, 2009.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 101*	(a)	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, filed on June 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed with the Commission as part of this Form 10-Q.

*	Users of this data are advised that, in accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.