Form 10-K
period 2011-08-31
ACUITY BRANDS INC
filed 2011-10-28
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-16583.
_____________________________________________
ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia (Address of principal executive offices)	30309-7676 (Zip Code)
(404) 853-1400
(Registrant’s telephone number, including area code)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $56.52 as quoted on the New York Stock Exchange on February 28, 2011, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,444,007,150.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,116,530 shares as of October 26, 2011.
_____________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2011 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2011 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)
Overview
Acuity Brands, Inc. (“Acuity Brands”), the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”), was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires using a wide range of light sources (including fluorescent and light emitting diodes (“LED”)), lighting controls, power supplies, prismatic skylights, LED lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). As a goal-oriented, customer-centric company, we expect to continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for our customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
The Company manufactures or procures lighting devices primarily in North America, Europe and Asia. These devices can be sold separately or as part of a lighting system. Devices used in lighting systems vary significantly in terms of functionality and performance and are selected based on a customer's specifications, including the aesthetic desires and performance requirements for a given lighting application. The Company’s lighting solutions are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, RELOC®, Antique Street Lamps™, Tersen™, Winona® Lighting, Synergy® Lighting Controls, Sensor Switch®, Lighting Control & Design™, Dark to Light®, ROAM®, Sunoptics®, acculamp™, and Healthcare Lighting®. As of August 31, 2011, the Company manufactures products in 19 plants in North America and two plants in Europe.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, municipalities, and lighting showrooms located in North America and select international markets serving new construction, renovation, and facility maintenance applications. In North America, the Company’s lighting solutions are sold primarily by independent sales agents, electrical wholesalers, and factory sales representatives who cover specific geographic areas and market segments. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2011, North American sales accounted for approximately 98% of net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one operating segment serving the North American lighting market and select international markets.
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
Refer to the Discontinued Operations footnote of the Notes to Consolidated Financial Statements for information regarding the impact of the Spin-off.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2011 the size of the North American lighting market served by the Company (also referred herein as “N.A. addressable lighting market”) was approximately $11 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, and energy management and architectural lighting control solutions. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. The U.S. market, which represents approximately 76% of the North American market, is relatively fragmented. The Company estimates that the top four manufacturers (including Acuity Brands Lighting) participate in varying degrees in the total N.A.

addressable lighting market and have approximately half of the total market share. The remainder of the N.A. addressable lighting market is served by hundreds of other manufacturers, including privately-owned companies.
The Company operates in a highly competitive industry that is affected by volatility in a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s primary market is based on non-residential construction, both new and alteration activity, which is sensitive to the volatility of these general economic factors. While there is no data that the Company is aware of that accurately quantifies the split of the non-residential construction market between new construction and alterations based on industry sources and Company estimates, recent trends suggest that alteration activity, including renovation, represents a growing proportion of the total non-residential market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting solutions. Demand for the Company’s lighting solutions sold through its retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
A growing source of demand for the lighting industry is attributed to the renovation and replacement of lighting systems in existing buildings. The Company estimates the potential U.S. market size to be significant (approximately $200 billion of installed base) based on square footage of existing non-residential buildings, of which a majority represents potential space for relighting activities as they contain older, less efficient lighting systems.
The industry is influenced by the development of new lighting technologies, including LED, electronic ballasts, embedded lighting controls, and more effective optical designs and lamps; federal and state requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies for using more energy-efficient lighting solutions; and design technologies addressing sustainability. Traditional lighting manufacturers, including the Company, are offering lighting solutions based on these technologies utilizing internally developed, licensed, or acquired intellectual property. In addition, traditional lighting manufacturers are experiencing competition from new entrants with a focus on new technology-based lighting devices.
Consolidation remains a key trend in the lighting industry, as well as the broader electrical industry leading to more extensive lighting systems and product offerings, as well as increased globalization. Evidence of this trend is the recent combinations among electrical distributors and among lighting companies, including the Company’s acquisitions in the current and two prior fiscal years.
Products
The Company provides a wide variety of lighting solutions, as well as services used in the following applications:
Lighting Solutions and Services:

•
Commercial & Institutional — Includes stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Lighting solutions that serve these applications include recessed, surface, and suspended lighting products, recessed downlighting, track lighting, prismatic skylights, and lighting controls (occupancy sensors, photocontrols, relay panels, architectural dimming panels, and integrated lighting controls systems), as well as special-use lighting products. The outdoor areas associated with these applications are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Includes primarily warehouses and manufacturing facilities, which utilize a variety of general purpose, daylighting, and special-use lighting solutions.

•
Infrastructure — Includes highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, sign lighting, poles, and integrated controls systems.

•	Residential — Addressed with a combination of decorative, utilitarian, and downlighting products.

•	Services — Includes monitoring and controlling of lighting systems through wireless network technology for outdoor applications.
Sales of lighting devices and systems accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2011, 2010, and 2009.
Sales and Marketing
Sales.  The Company sells to customers in the North American market with separate sales forces targeted at delivering value added lighting solutions and services to specific customer, channel, and geographic segments. As of August 31, 2011, these sales forces consist of approximately 300 company-employed salespeople and a network of approximately 200 independent sales agencies, each of which employs numerous salespeople. The Company also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.
Marketing.  The Company markets its portfolio to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures, and other literature, as well as the Internet and other electronic media. The Company owns and operates training and display facilities in numerous locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Customers of the Company include electrical distributors, retail home improvement centers, electric utilities, utility distributors, municipalities, federal, state, and local governments, contractors, lighting showrooms, and energy service companies. In addition, there are a variety of other professionals, which for any given project could represent a significant influence in the product specification process. These generally include contractors, engineers, architects, and lighting designers.
A single customer of the Company, The Home Depot, accounted for approximately 10% of net sales of the Company in fiscal 2011 and 11% of net sales of the Company in fiscal 2010 and 2009, respectively. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.
Manufacturing
The Company operates 21 manufacturing facilities, including 13 facilities in the United States, six facilities in Mexico, and two facilities in Europe. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, including assembly, reflector forming and anodizing, high-end glass production, surface mount circuit board production, and software development, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, sockets, ballasts, and power supplies are purchased primarily from outside vendors. Investment is focused on improving capabilities, product quality, and manufacturing efficiency. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products and purchases certain finished goods, including poles, to complement its area lighting fixtures and a variety of residential and commercial lighting equipment. In fiscal 2011, net sales of finished product manufactured by others accounted for approximately 22% of the Company’s net sales, while the Company’s U.S. operations produced approximately 28%; Mexico produced approximately 48%; and Europe produced approximately 2%.
Management continues to focus on certain initiatives to make the Company more globally competitive. One of these initiatives relates to enhancing the Company’s global supply chain and includes the consolidation of certain manufacturing facilities into more efficient locations. Since the beginning of fiscal 2002, the Company has closed or downsized 18 manufacturing facilities. These consolidation efforts reduced the total square footage used for manufacturing by approximately 46%.
Distribution
Lighting solutions are delivered directly or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) efforts are targeted toward the development of lighting solutions with an ever-increasing performance-to-cost ratio and energy efficiency, while mutually beneficial relationships with lamp, ballast, LED, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the design of the Company’s lighting solutions. For fiscal 2011, 2010, and 2009, research and development expense totaled $31.3, $26.6, and $20.8, respectively.
Competition
The lighting market served by the Company is highly competitive, with some of the largest suppliers of lighting components serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, price, product quality, product and lighting system design, energy efficiency, customer relationships, and service capabilities. The Company’s primary competitors in the North American lighting market include Cooper Industries plc, Hubbell Incorporated, and Koninklijke Philips Electronics N.V. The Company estimates that the four largest manufacturers (including Acuity Brands), which participate in varying degrees in the total North American lighting market, have approximately half of the total market share. In addition to these primary competitors, the Company also competes with hundreds of manufacturers of varying size, and, to a lesser degree, large, diversified global electronics companies.
The market for lighting solutions and services is competitive and continues to evolve. Consolidation remains a key trend. Certain global and more diversified electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products. In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions to compete with traditional lighting providers.
Environmental Regulation
The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company allocates resources, including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, air emissions, and energy-efficiency. The Company is not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on the Company. The cost of responding to future changes, however, may be substantial.
Raw Materials
The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical components, plastics, and other petroleum-based materials and components. In fiscal 2011, the Company purchased approximately 89,000 tons of steel and aluminum. The Company estimates that less than 10% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately four million gallons of diesel fuel were consumed in fiscal 2011 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
The Company does not currently engage in or expect to engage in significant commodity hedging transactions for raw materials, though the Company has and will continue to commit to purchase certain materials for a period of up to 12 months. Significant increases in the prices of the Company’s products due to increases in the cost of raw materials and components could have a negative effect on demand for products and on profitability. While the Company has generally been able to pass along these increases in cost in the form of higher selling prices for its products, there can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results. Decreases in the costs of raw materials generally are also passed along in the form of lower selling prices.
The Company constantly monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company currently sources raw materials from a number of suppliers, but the Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as lamps, LEDs, ballasts, and power supplies), and finished goods.
Backlog Orders
The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The Company ships approximately 55% of sales orders during the month in which those orders are placed. Sales order backlogs, believed to be firm as of August 31, 2011 and 2010, were $130.0 (including $17.3 of backlog related to current year acquisitions) and $114.9, respectively.
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
International Operations
The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 50% of the products sold by the Company are manufactured by the Company outside the United States.
Of the Company’s total products sold, approximately 48% are produced at six facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations.
The Company’s initiatives to become more globally competitive include streamlining its global supply chain by reducing the number of manufacturing facilities and enhancing the Company’s worldwide procurement and sourcing capabilities. Management believes these initiatives will result in increased worldwide procurement and sourcing of certain raw materials, component parts, and finished goods. As a consequence, economic, political, military, social, or other events in a country, including the United States, where the Company manufactures, procures, or sources a significant amount of raw materials, component parts, or finished goods, could interfere with the Company’s operations and negatively impact the Company’s business.
For fiscal 2011, net sales outside the U.S. represented approximately 11% of total net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
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
Additionally, the Company has adopted a written Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers, and employees, including its principal executive officer and senior financial officers. The Code of Ethics and Business Conduct and the Company’s Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on the Company’s website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the Statement of Responsibilities of Committees of the Board and the Statement of Rules and Procedures of Committees of the Board, which contain the charters for the Company’s Audit Committee, Compensation Committee, and Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on the Company’s website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, the Statement of Responsibilities of Committees of the Board, and the Statement of Rules and Procedures of Committees of the Board is available in print to any stockholder of the Company that requests such document by contacting the Company’s Investor Relations department.
Employees
Acuity Brands employs approximately 6,000 people, of whom approximately 3,400 are employed in the United States, 2,300 in Mexico, 50 in Canada, and 200 in other international locations, including Europe and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 3,500 persons (including approximately 1,500 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a.	Risk Factors
This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 30. These risks include, without limitation:
Risks Related to the Business of Acuity Brands, Inc.
General business and economic conditions may affect demand for the Company’s products and services, which could impact results from operations.
The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as general economic vitality, employment levels, credit availability, interest rates, energy costs, and commodity costs. Declines in general economic activity may negatively impact new construction, and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results from operations, and cash flows.
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
In addition, the impact of the tight credit conditions could continue to impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in a decline in construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and could adversely affect the Company’s results from operations and cash flow.
Acuity Brands is heavily dependent on the strength of construction activity.
Sales of lighting equipment depend significantly on the level of activity in new construction and renovations. Demand for non-residential construction and renovation is driven by many factors, including but not limited to economic activity, employment levels, credit availability, interest rates, accessibility to financing, and trends in vacancy rates and rent values. Demand for new residential construction and remodeling is also affected by interest rates and credit availability, as well as the supply of existing homes, prices, and household formation rates. Significant declines in either non-residential or residential construction activity could significantly impact the Company’s results from operations and cash flow.
Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials, components, and purchased finished goods.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth metals, LEDs, ballasts, power supplies, petroleum-based by-products, natural gas, and copper. Future increases in the costs of these items could adversely affect operating margins, as there can be no assurance that future raw material and component price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers and, therefore, is reasonably insulated from risks affecting any one supplier. However, there are a limited number of suppliers for certain components and certain purchased finished goods, and disruptions in supply for those items could negatively impact the Company’s short-term performance. In addition, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price. Variability in cost and availability could adversely affect the Company’s results from operations and cash flows.
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
The Company will gain from its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs, only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
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
The Company is exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from non-U.S. dollar denominated transactions, particularly in our international operations. Potential changes in income could result from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar.
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
Recently enacted health care reform legislation could adversely affect our results.
In March 2010, the United States federal government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. To date, the Company has not experienced material costs related to such legislation. However, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on the Company's financial results. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees.
Acuity Brands may develop unexpected legal contingencies or matters that exceed insurance coverage.
The Company is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of losses with a self-insurance retention of $0.5 per occurrence, including product liability claims, and is fully self-insured for certain other types of losses, including environmental, product recall, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results from operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
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
The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies developed by others, and obtaining appropriate patents play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, lighting controls systems, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnership with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margin and desirable levels of sales volume. Also, certain key suppliers of components compete with the Company and could choose to cease supplying the Company, which could temporarily disrupt production by the Company until alternative supplier relationships are established. Consolidation remains a key trend. Certain global and more diversified electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products.
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
If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled and does not maintain insurance for such recall events. The Company’s quality control procedures relating to the raw materials, including packaging, that it receives from third-party suppliers, as well as the Company’s quality control procedures relating to its products after those products are designed, manufactured, and packaged, may not be sufficient. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of a product for a period of time. The Company may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. A significant product recall or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flows.
Acuity Brands could be adversely affected by disruptions of its operations.
The breakdown of equipment or other events, including labor disputes, strikes, pandemics or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ plants could have a material adverse effect on the Company’s financial results and cash flows. Approximately 48% of the Company’s finished products are manufactured in Mexico, a country that is currently experiencing heightened civil unrest, which could also disrupt supply of products from these facilities. Further, because many of the Company’s customers are, to varying degrees, dependent on planned deliveries from the Company’s plants, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems, in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial results and cash flows.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect the Company’s results from operations and financial condition or the effectiveness of internal controls over operations and financial reporting.
The Company is highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. The Company could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of its systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services. Operating system failures, ineffective system implementation or disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to liability claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s internal control over financial reporting, business, results from operations, financial condition or cash flow.
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
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	13	8
Warehouses	—	2
Distribution Centers	2	5
Offices	3	17
The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Total
Owned	7	5	1	13
Leased	6	1	1	8
Total	13	6	2	21

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
General
Acuity Brands is subject to various legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
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
The common stock of Acuity Brands, Inc. (“Acuity Brands”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 24, 2011, there were 3,763 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2010
First Quarter	$36.93	$30.46	$0.13
Second Quarter	$39.51	$32.17	$0.13
Third Quarter	$47.91	$38.83	$0.13
Fourth Quarter	$45.82	$34.70	$0.13
2011
First Quarter	$54.30	$39.25	$0.13
Second Quarter	$60.73	$52.21	$0.13
Third Quarter	$61.45	$52.80	$0.13
Fourth Quarter	$60.94	$38.74	$0.13
The Company plans to pay quarterly dividends for fiscal 2012 on its common stock at an annual rate of $0.52 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Company’s Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
During fiscal 2010, the Company reacquired approximately 512,300 shares of the Company's outstanding common stock, which completed the repurchase of ten million shares previously authorized by the Board of Directors. In July 2010, the Company’s Board of Directors authorized the repurchase of two million shares, or almost 5%, of the Company’s outstanding common stock. Approximately 535,500 shares were repurchased in fiscal 2010 under this plan. During fiscal 2011, the Company reacquired an additional 1,212,500 shares of the Company’s outstanding common stock under the current repurchase plan.
In October 2011, the Company's Board of Directors authorized the repurchase of an additional two million shares, or almost 5%, of the Company's outstanding common stock.
Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program. The Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
The following table summarizes share repurchase activity by month for the quarter ended August 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced July 2010 Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the July 2010 Plan
6/1/2011 through 6/30/2011	—	—	—	1,464,500
7/1/2011 through 7/31/2011	716,300	$50.80	716,300	748,200
8/1/2011 through 8/31/2011	496,200	$43.75	496,200	252,000
Total	1,212,500	$47.91	1,212,500	252,000
Treasury Stock Issuances
As part of the merger agreement to acquire Lighting Controls & Design, Inc. (“LC&D”), the Company reissued slightly more than 70,000 shares from treasury stock as partial consideration for the acquisition of LC&D during the current fiscal year.

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2011. Amounts have been restated to reflect the specialty products business as discontinued operations as a result of the Spin-off. Refer to Part 1, Item 1 above for additional information regarding the Spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2011	2010(1)	2009(2)	2008(3)	2007*
	(In millions, except per-share data)
Net sales	$1,795.7	$1,626.9	$1,657.4	$2,026.6	$1,964.8
Income from Continuing Operations	105.5	79.0	85.2	148.6	128.7
Income (loss) from Discontinued Operations	—	0.6	(0.3)	(0.3)	19.4
Net Income	105.5	79.6	84.9	148.3	148.1
Basic earnings per share from Continuing Operations	$2.46	$1.83	$2.05	$3.58	$2.96
Basic earnings (loss) per share from Discontinued Operations	—	0.01	(0.01)	(0.01)	0.45
Basic earnings per share	$2.46	$1.84	$2.04	$3.57	$3.41
Diluted earnings per share from Continuing Operations	$2.42	$1.79	$2.01	$3.51	$2.89
Diluted earnings (loss) per share from Discontinued Operations	—	0.01	(0.01)	(0.01)	0.44
Diluted earnings per share	$2.42	$1.80	$2.00	$3.50	$3.33
Cash and cash equivalents	$170.2	$191.0	$18.7	$297.1	$213.7
Total assets*	1,597.4	1,503.6	1,290.6	1,408.7	1,617.9
Long-term debt (less current maturities)	353.4	353.3	22.0	204.0	363.9
Total debt	353.4	353.3	231.5	363.9	363.9
Stockholders’ equity	757.0	694.4	672.2	575.5	672.0
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.54	$0.60
_______________________________________
* Total assets for year ended August 31, 2007 include amounts related to discontinued operations.

(1)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 include a pre-tax special charge of $8.4 ($5.5 after-tax), or $0.13 per share, for estimated costs the Company incurred to simplify and streamline its operations. Net income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2010 also include a pre-tax loss of $10.5 ($6.8 after-tax), or $0.16 per share, related to the loss on early debt extinguishment.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2011 and 2010. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. As of August 31, 2011, the Company operates 21 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
Since fiscal 2009, the Company has made the following acquisitions to expand and enhance its portfolio of lighting solutions.
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, Inc. (“Healthcare Lighting”), a leading provider of specialized, high-performance lighting solutions for healthcare facilities based in Fairview, Pennsylvania. The operating results for Healthcare Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics have been included in the Company's consolidated financial statements since the date of acquisition.
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting solutions headquartered in Winona, Minnesota. The operating results for Winona Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state LED architectural lighting devices based in Herndon, Virginia. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance's intellectual property estate. The operating results of Renaissance have been included in the Company's consolidated financial statements since the date of acquisition.
On April 20, 2009, the Company acquired for cash, stock, and a promissory note all of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting control devices and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of lighting solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.
On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D was a manufacturer of comprehensive digital lighting control solutions that offered a breadth of devices, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.
Strategy
Our strategy is to extend our leadership position in the lighting market by delivering superior lighting solutions. As a goal-oriented, customer-centric company, we will continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for our customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
Throughout fiscal 2011, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to market, introducing new lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating margins in the mid-teens;

•	Earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing new and innovative lighting solutions and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards achievement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.
Liquidity and Capital Resources
The Company's principle sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations, to pay dividends, to meet its obligations as they become due, and to maintain compliance with covenants contained in its financing agreements.
In December 2009, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020.
During fiscal 2011, the Company reacquired approximately 1.2 million shares of the Company’s outstanding common stock, which were part of the repurchase of two million shares previously authorized by the Board of Directors. As of August 31, 2011, the Company had repurchased the shares at a total cost of $58.0 under the repurchase plan approved in July 2010 by the Company’s Board of Directors. The remaining 252,000 shares (whole units) were repurchased under this plan during the first quarter of fiscal 2012.
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months and beyond. These short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding certain potential acquisitions, funding foreseen improvement initiatives, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. The Company currently expects to invest during fiscal 2012 up to $40.0 primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company's debt profile and sources of funding, including, but not limited to, cash flows from operations, will sufficiently support the long-term liquidity needs of the Company.

Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2011 was $170.2, a decrease of $20.8 from August 31, 2010. During the year ended August 31, 2011, the Company generated net cash from operating activities of $161.1 with additional cash received of $6.5 from stock issuances in connection with stock option exercises and $2.4 related to the effect of foreign currency related items. Cash generated from operating activities, as well as cash on-hand, was used during the current year for acquisitions (net of cash assumed) of $90.4 and capital expenditures of $23.3. In addition, the Company paid dividends to stockholders of $22.6 and repurchased common stock of the Company for $61.0, including approximately $2.9 related to the settlement of repurchases executed during the fourth quarter of fiscal 2010.
During fiscal 2011, the Company generated net cash from operating activities of $161.1, which was similar compared with $160.5 generated in the prior-year period. This modest increase was due primarily to higher net income and lower operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable-net of acquisitions), partially offset by a decrease in other current liabilities during fiscal 2011 compared with the prior-year period. Net cash provided by operating activities was negatively impacted by a decrease in other current liabilities due primarily to the payment of employee annual incentive compensation, which was paid in fiscal 2011 but attributable to fiscal 2010 performance. Operating working capital, excluding the impact of acquisitions, decreased by approximately $0.6 in fiscal 2011 as compared to fiscal 2010, due primarily to higher accounts payable, partially offset by increased inventory and accounts receivable. The increases in accounts receivable and accounts payable were attributable to the higher level of net sales in fiscal 2011 as compared with fiscal 2010. The increase in inventory, primarily raw materials, was due partly to strategic purchases of certain commodities and components to better support customer service and the relocation of certain production. In addition, higher commodities costs and the procurement of more expensive light emitting diode (“LED”) components contributed to the rise in year-over-year inventory levels. Operating working capital (excluding the impact of acquisitions) as a percentage of net sales decreased to 11.9% at the end of fiscal 2011 from 12.9% at the end of fiscal 2010.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $23.3 and $21.9 in fiscal 2011 and 2010, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest up to $40.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2012.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2011:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$353.4	$—	$—	$—	$353.4
Interest Obligations(2)	293.6	30.0	61.8	63.0	138.8
Operating Leases(3)	52.9	16.6	20.2	12.9	3.2
Purchase Obligations(4)	85.4	79.4	3.0	3.0	—
Other Long-term Liabilities(5)	55.6	5.3	10.5	9.5	30.3
Total	$840.9	$131.3	$95.5	$88.4	$525.7
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2011) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2011 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $6.8 of unrecognized tax benefits as a reasonable estimate of the period of cash settlement with the respective taxing authorities cannot be determined.
Capitalization
The current capital structure of the Company is comprised principally of senior, unsecured notes and equity of its stockholders. As of August 31, 2011, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2010 and consisted primarily of fixed-rate obligations.
On December 8, 2009, ABL issued $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) in a private placement transaction. As described below, the Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. A portion of the net proceeds from the issuance of the Notes were used to retire the $300.0 of publicly traded notes outstanding that were scheduled to mature in August 2010 (the “2010 Notes”). The Company also capitalized an estimated $3.1 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes. Additionally, management retired, without premium or penalty, the remaining $25.3 outstanding balance on the promissory note issued to the former sole shareholder of Sensor Switch.
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
In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Notes were exchanged.
As noted above, the Company retired all of the outstanding 2010 Notes through the execution of a cash tender offer and the subsequent redemption of any remaining 2010 Notes during fiscal 2010. The loss on the transaction, including the premium paid, expenses, and the write-off of deferred issuance costs associated with the 2010 Notes, was approximately $10.5.
On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of August 31, 2011, the Company was compliant with all financial covenants under the Revolving Credit Facility. At August 31, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.5 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.5. The Company expects to enter into a new revolving credit facility in fiscal 2012 to replace the Revolving Credit Facility, and management currently believes that the new revolving credit facility agreement will likely be consummated.
During fiscal 2011, the Company’s consolidated stockholders’ equity increased $62.6 to $757.0 at August 31, 2011 from $694.4 at August 31, 2010. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by repurchases of common stock, payment of dividends, pension plan adjustments, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 31.8% and 33.7% at August 31, 2011 and August 31, 2010, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 19.4% at August 31, 2011 and 18.9% at August 31, 2010.
Dividends
Acuity Brands paid dividends on its common stock of $22.6 ($0.52 per share) in both fiscal 2011 and 2010. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands’ Board deems relevant.

Results of Operations
Fiscal 2011 Compared with Fiscal 2010
The following table sets forth information comparing the components of net income for the year ended August 31, 2011 with the year ended August 31, 2010:

	Years Ended August 31,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$1,795.7	$1,626.9	$168.8		10.4%
Cost of Products Sold	1,065.7	965.4	100.3		10.4%
Gross Profit	730.0	661.5	68.5		10.4%
Percent of net sales	40.7%	40.7%	—	bps
Selling, Distribution, and Administrative Expenses	541.3	495.4	45.9		9.3%
Special Charge	—	8.4	(8.4)		(100.0)%
Operating Profit	188.7	157.7	31.0		19.7%
Percent of net sales	10.5%	9.7%	80	bps
Other Expense (Income)
Interest Expense, net	29.9	29.4	0.5		1.7%
Miscellaneous Expense (Income), net	1.2	(1.0)	2.2		(220.0)%
Loss on Early Debt Extinguishment	—	10.5	(10.5)		(100.0)%
Total Other Expense	31.1	38.9	(7.8)		(20.1)%
Income from Continuing Operations before Provision for Income Taxes	157.6	118.8	38.8		32.7%
Percent of net sales	8.8%	7.3%	150	bps
Provision for Taxes	52.1	39.8	12.3		30.9%
Effective tax rate	33.1%	33.5%
Income from Continuing Operations	105.5	79.0	26.5		33.5%
Gain from Discontinued Operations	—	0.6	(0.6)		(100.0)%
Net Income	$105.5	$79.6	$25.9		32.5%
Diluted Earnings per Share from Continuing Operations	$2.42	$1.79	$0.63		35.2%
Diluted Gain per Share from Discontinued Operations	$—	$0.01	$(0.01)		(100.0)%
Diluted Earnings per Share	$2.42	$1.80	$0.62		34.4%
Results from Continuing Operations
Net sales were $1,795.7 for the year ended August 31, 2011, compared with $1,626.9 reported in the year ended August 31, 2010, an increase of $168.8, or 10%. For the year ended August 31, 2011, the Company reported income from continuing operations of $105.5 compared with $79.0 for the year ended August 31, 2010. For fiscal 2011, diluted earnings per share from continuing operations increased 35% to $2.42, from $1.79 for the prior-year period. For the year ended August 31, 2010, the Company recorded $5.5 in after-tax special charges related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which included an after-tax non-cash asset impairment charge of $2.4. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during fiscal 2010. The special charges and loss on early extinguishment of debt negatively impacted the fiscal 2010 results by $0.29 per diluted share, with no comparative charges recognized in same period for fiscal 2011.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures, which exclude special charges associated with actions to accelerate the streamlining of the organization, including the consolidation of certain manufacturing facilities, and the loss on the early extinguishment of debt. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted income from continuing operations, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of the special charges and loss on the early extinguishment of debt. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,
	2011	2010
Operating Profit	$188.7	$157.7
Addback: Special Charge	—	8.4
Adjusted Operating Profit	$188.7	$166.1
Percent of net sales	10.5%	10.2%
Income from Continuing Operations	$105.5	$79.0
Addback: Special Charge, net of tax	—	5.5
Addback: Loss on Early Debt Extinguishment, net of tax	—	6.8
Adjusted Income from Continuing Operations	$105.5	$91.3
Diluted Earnings per Share from Continuing Operations	$2.42	$1.79
Addback: Special Charge, net of tax	—	0.13
Addback: Loss on Early Debt Extinguishment, net of tax	—	0.16
Adjusted Diluted Earnings per Share from Continuing Operations	$2.42	$2.08
Net Sales
Net sales for the year ended August 31, 2011, increased by 10.4% compared with the prior-year period. Excluding the impact from acquisitions, net sales for fiscal 2011 rose slightly less than 8% year-over-year. Unit volumes increased approximately 5% over the prior-year period driven largely by increased shipments of lighting solutions across multiple sales channels, particularly in the non-residential commercial and industrial, the home center, and the stock and flow portion of the distribution channels, partially offset by the decline in sales volume for certain international locations. The Company estimates that favorable changes in product prices and the mix of products sold ("price/mix") contributed approximately two percentage points to the year-over-year increase in net sales with the remainder due to favorable foreign currency translation on international sales.
Gross Profit
Gross profit for fiscal 2011 increased $68.5, or 10.4%, to $730.0 compared with $661.5 for the prior year. The increase was due primarily to the rise in overall sales volumes, improvements in price/mix, favorable contributions from acquired businesses, and benefits from productivity improvements. These benefits were partially offset by the impact of significantly higher material and component costs that were not recovered through implemented price increases, which the Company estimates had an adverse effect on gross profit of approximately $15.0 in fiscal 2011. Gross profit margin remained flat at 40.7% for the years ended August 31, 2011 and 2010, respectively.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2011, were $541.3 compared with $495.4 in the prior year, which represented a $45.9, or 9.3%, year-over-year increase. The increase in SD&A expenses was due primarily to additional costs associated with recently acquired businesses, higher commission and freight costs in support of higher sales, and selected spending for long-term growth opportunities, including investments in innovation and technology. Compared with the prior-year period, SD&A expenses as a percent of sales improved 40 basis points to 30.1% for fiscal 2011, as a result of relatively slower growth in SD&A expenses to support the increased level of sales.
During fiscal 2011, the Company achieved the annualized savings run rate of approximately $10.0 from the streamlining efforts taken during fiscal 2010. During the year ended August 31, 2010, the Company recorded a pre-tax charge of $8.4 related to the initiatives to streamline and simplify operations. The charge was comprised of a $5.1 non-cash asset impairment charge associated with a facility that the Company planned to close with the remainder representing severance and related employee benefit costs associated with the consolidation of certain manufacturing facilities and a reduction in workforce.
Operating profit for fiscal 2011 was $188.7 compared with $157.7 reported for the prior-year period, an increase of $31.0,

or 19.7%. The year-over-year increase was due primarily to the higher net sales, benefits from productivity improvements and no repeat of a special charge that was recorded in the prior-year period, which were partially offset by increases in material and component costs and higher commission and freight costs necessary to support the higher net sales as discussed above. Operating profit margin increased to 10.5% compared with 9.7% in the prior-year period.
Operating profit for fiscal 2011 increased by $22.6, or 13.6%, compared to adjusted operating profit (excluding the special charge) of $166.1 for fiscal 2010. Operating profit margin increased 30 basis points compared with the adjusted operating profit margin (excluding the special charge) of 10.2% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $29.9 and $29.4 for the years ended August 31, 2011 and 2010, respectively. The slight increase in interest expense, net, was due primarily to higher average outstanding debt balances and increased interest related to obligations associated with non-qualified retirement plans. The increase in net miscellaneous expense to $1.2 in fiscal 2011 compared with $1.0 of net miscellaneous income in fiscal 2010 was due primarily to the unfavorable impact of exchange rates on certain foreign currency items, particularly associated with Mexican Peso-denominated exposures.
During fiscal 2010, the Company recognized a pre-tax loss of $10.5 related to debt refinancing activities.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate was 33.1% and 33.5% for the years ended August 31, 2011 and 2010, respectively. The Company estimates that the effective tax rate for fiscal 2012 will be approximately 34.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Income from continuing operations for fiscal 2011 increased $26.5 to $105.5 from $79.0 (including $5.5 for the after-tax special charge and $6.8 for the loss on early debt extinguishment) reported for the prior year. The increase in income from continuing operations resulted primarily from higher operating profit and no corresponding charge in the current period for the loss from the early debt extinguishment in fiscal 2010, partially offset by higher tax expense and foreign currency losses.
Income from continuing operations for fiscal 2011 was $105.5 compared with $91.3 of adjusted income from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) in the year-ago period. Diluted earnings per share from continuing operations for fiscal 2011 was $2.42 compared with adjusted diluted earnings per share from continuing operations (excluding the special charge and the loss on the early extinguishment of debt) of $2.08 for the prior-year period.
Results from Discontinued Operations and Net Income
The Company recorded $0.6 of income from discontinued operations for fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”).
Net income for fiscal 2011 increased $25.9, or 32.5%, to $105.5 from $79.6 for the year-ago period. The increase in net income resulted primarily from the above noted increase in operating profit mostly driven by higher net sales in the current-year period and no repeat of a special charge that was recorded in the prior-year period. Additionally, no loss on the early extinguishment of debt occurred in the current-year period. The increase in operating profit was partially offset by higher tax and miscellaneous expenses.
Fiscal 2010 Compared with Fiscal 2009
The following table sets forth information comparing the components of net income for the year ended August 31, 2010 with the year ended August 31, 2009:

	Years Ended August 31,		Increase		Percent
	2010	2009	(Decrease)		Change
Net Sales	$1,626.9	$1,657.4	$(30.5)		(1.8)%
Cost of Products Sold	965.4	1,022.3	(56.9)		(5.6)%
Gross Profit	661.5	635.1	26.4		4.2%
Percent of net sales	40.7%	38.3%	240	bps
Selling, Distribution, and Administrative Expenses	495.4	454.6	40.8		9.0%
Special Charge	8.4	26.7	(18.3)		(68.5)%
Operating Profit	157.7	153.8	3.9		2.5%
Percent of net sales	9.7%	9.3%	40	bps
Other Expense (Income)
Interest Expense, net	29.4	28.5	0.9		3.2%
Loss on Early Debt Extinguishment	10.5	—	10.5		100.0%
Miscellaneous Income, net	(1.0)	(2.0)	1.0		(50.0)%
Total Other Expense	38.9	26.5	12.4		46.8%
Income from Continuing Operations before Provision for Income Taxes	118.8	127.3	(8.5)		(6.7)%
Percent of net sales	7.3%	7.7%	(40)	bps
Provision for Taxes	39.8	42.1	(2.3)		(5.5)%
Effective tax rate	33.5%	33.1%
Income from Continuing Operations	79.0	85.2	(6.2)		(7.3)%
Gain (Loss) from Discontinued Operations	0.6	(0.3)	0.9		(300.0)%
Net Income	$79.6	$84.9	$(5.3)		(6.2)%
Diluted Earnings per Share from Continuing Operations	$1.79	$2.01	$(0.22)		(10.9)%
Diluted Gain (Loss) per Share from Discontinued Operations	$0.01	$(0.01)	$0.02		(200.0)%
Diluted Earnings per Share	$1.80	$2.00	$(0.20)		(10.0)%
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

	Years Ended August 31,
	2010	2009
Operating Profit	$157.7	$153.8
Addback: Special Charge	8.4	26.7
Adjusted Operating Profit	$166.1	$180.5
Percent of net sales	10.2%	10.9%
Income from Continuing Operations	$79.0	$85.2
Addback: Special Charge, net of tax	5.5	16.8
Addback: Loss on Early Debt Extinguishment, net of tax	6.8	—
Adjusted Income from Continuing Operations	$91.3	$102.0
Diluted Earnings per Share from Continuing Operations	$1.79	$2.01
Addback: Special Charge, net of tax	0.13	0.40
Addback: Loss on Early Debt Extinguishment, net of tax	0.16	—
Adjusted Diluted Earnings per Share from Continuing Operations	$2.08	$2.41
Net Sales
Net sales for the fiscal year ended August 31, 2010, declined approximately 2% compared with fiscal 2009. Market conditions remained challenging in fiscal 2010 with new U.S. non-residential construction declining 15% compared to the prior year due to weak economic conditions. Approximately 4% of the comparative annual decline in sales was due to unfavorable changes in price/mix, particularly in the non-residential commercial and industrial channel and certain international markets. Although it is not possible to precisely quantify the separate impact of price and product mix changes, the Company estimates that a majority of the decline was due to lower product selling prices in certain channels and geographies. Higher sales volume primarily related to the additional sales from acquired businesses and other investments made by the Company partially offset the negative impact of price/mix on net sales. The acquisitions of the lighting controls businesses in fiscal 2009 contributed approximately 3% in incremental net sales during fiscal 2010. In addition, the translation impact of the stronger dollar on international sales contributed approximately one percentage point to fiscal 2010 net sales.
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
Operating Profit
SD&A expenses for fiscal 2010 were $495.4 compared with $454.6 in the prior-year period, which represented a $40.8, or 9.0%, year-over-year increase. SD&A expenses as a percent of sales increased by 310 basis points to 30.5% for fiscal 2010. More than half of the year-over-year increase was due to higher incentive compensation due to fiscal 2010 performance relative to the Company’s served markets, as well as severely curtailed incentives earned in the prior fiscal year. The remainder of the increase in SD&A expenses was due primarily to higher commission and freight costs, selected investments in sales and marketing resources and new products and services, and structurally higher operating costs associated with acquired businesses.
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
Operating profit for fiscal 2010 was $157.7 compared with $153.8 reported for the prior-year period, an increase of $3.9, or 2.5%. Operating profit margin increased 40 basis points to 9.7% in fiscal 2010 compared with 9.3% in the year-ago period. The increase was due primarily to the higher gross profit as noted above and the decrease in the special charge, partially offset by the increase in SD&A expenses as a percentage of net sales as discussed above.
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
Due to the early retirement of the 2010 Notes in the second quarter of fiscal 2010, the Company recognized a pre-tax loss of $10.5 during fiscal 2010.
Provision for Income Taxes and Income from Continuing Operations
The effective income tax rate reported by the Company was 33.5% and 33.1% for fiscal 2010 and 2009, respectively. The discrete items for fiscal 2010, including federal tax credits, favorable state audit settlements, and benefits from goods manufactured in the U.S., were slightly lower than those experienced in the prior-year period.
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
Excluding the special charge in both periods and the loss on the early extinguishment of debt reported in fiscal 2010, adjusted income from continuing operations for fiscal 2010 was $91.3 compared with $102.0 in the year-ago period, a decrease of $10.7, or 10.5%. The year-over-year decline in adjusted income from continuing operations was due primarily to higher SD&A expenses. Excluding the special charges and the loss on the early extinguishment of debt, adjusted diluted earnings per share from continuing operations for fiscal 2010 was $2.08 compared with $2.41 for the prior-year period. In addition to the items noted above that impacted adjusted income from continuing operations, adjusted diluted earnings per share from continuing operations for fiscal 2010 were negatively impacted by an increase in the number of shares outstanding compared with the prior-year period. The increase in the average shares outstanding was due primarily to shares issued as partial consideration for the acquisitions of Sensor Switch and LC&D, partially offset by the share repurchases during the fourth quarter of fiscal 2010.
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
The Company experienced many challenges in fiscal 2011 due primarily to continued weakness in non-residential construction and higher input costs, and management anticipates continued challenges for fiscal 2012 due primarily to on-going volatility in both customer demand and commodity costs.
Pricing and availability for certain materials and components, including steel, petroleum-based inputs, and certain rare earth metals, continue to be volatile, placing pressure on the Company's margins. While the Company previously announced price increases to recover these higher input costs, the benefit of the price increase, which became effective at the end of the second quarter of fiscal 2011, did not fully offset the incremental costs associated with higher commodity prices during the fiscal year. Additionally, the recently initiated price increases during the first quarter of fiscal 2012 are not expected to be fully realized until the second quarter of fiscal 2012 due to the typical lag in realizing the benefits. Due to the competitive forces in the current market environment, there can be no assurance that the Company will be able to pass along all cost increases or adjust prices quickly enough to offset all or a portion of potentially higher material and component prices.
Key indicators suggest that the North American non-residential construction market, a key market for the Company, is expected to decline modestly during fiscal 2012. However, third-party forecasts suggest that the lighting market in North America will increase in the low single digits in fiscal 2012 compared with fiscal 2011, due primarily to increased renovation activity.
In addition to the acquisitions completed over the last three years, which significantly increased the Company's lighting solutions portfolio and further positioned the Company for future growth, management believes the execution of the Company's strategy will provide growth opportunities, which should enable the Company to continue to outperform the overall markets it serves. This strategy includes the continued spending for activities to develop energy-efficient lighting solutions--particularly around the Company's LED-based lighting portfolio, incorporate new technologies, enhance service to its customers, and expand market presence in key geographies and sectors, such as the renovation market. The Company believes it is well-positioned to take advantage of opportunities within the N.A. addressable lighting market, as comprehensive lighting solutions will likely become an integral part of the development of “smart grid/smart building” energy management systems. Additionally, management believes these actions and investments will position the Company to meet or exceed its financial goals over the longer term.
Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves. Management believes the N.A. addressable lighting market will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront, and that the Company is well-positioned to fully participate in these growth opportunities.
Accounting Standards Adopted in Fiscal 2011
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor's multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-13 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-13 had an immaterial impact on the Company's results of operations, financial condition, and cash flows.
In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-14 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-14 had an immaterial impact on the Company's results of operations, financial condition, and cash flows.
Accounting Standards Yet to Be Adopted
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. The Company does not expect ASU 2010-29 to have a material effect on the Company's results of operations, financial condition, and cash flows; however, the Company may have additional disclosure requirements if a material acquisition occurs.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company's results of operations, financial condition, and cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. Although the provisions of this update will change the presentation of the consolidated financial statements of the Company, no material impact is expected on the Company's results of operations, financial condition, and cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment ("ASU 2011-08"), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not affected by the provisions of this standards update. ASU 2011-08 is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2011-08 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

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
The management of Acuity Brands believes the following represent the Company’s critical accounting estimates:

Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average-cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.
Goodwill and Indefinite Lived Intangible Assets
The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, projected future net sales, operating results, and cash flows.
Although management currently believes that the estimates used in the evaluation of goodwill and indefinite lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rate or theoretical royalty rate could cause these assets to be deemed impaired. If this were to occur, the Company would be required to record a non-cash charge to earnings for the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flows from operations.
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $559.2. In determining the fair value of the Company’s reporting unit, the Company uses a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth (or decline) rates, in accordance with U.S. GAAP. The Company utilized an estimated discount rate of approximately 11% as of June 1, 2011, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium. Short-term growth (or decline) rates are based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The Company calculates the discounted cash flows using a 10-year discrete period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at slightly less than 4% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance.
During fiscal 2011, the Company performed an evaluation of the fair value of goodwill. The goodwill analysis did not result in an impairment charge, as the estimated fair value of the reporting unit continues to exceed the carrying value by such a significant amount that any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.
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
Future net sales and short-term growth (or decline) rates are estimated for each particular trade name based on management’s forecasted financial results, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth (or decline) in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at slightly less than 4% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flow in the valuation model. The Company utilized a range of estimated discount rates between 11% and 14% as of June 1, 2011, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2011, the Company performed an evaluation of the fair value of its five unamortized trade names. The Company’s expected revenues are based on the Company’s fiscal 2012 expectations and recent lighting market growth or decline estimates for fiscal 2012 through 2016. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2011, estimated theoretical royalty rates ranged between 1% and 6%. The indefinite lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name by a significant amount. The estimated fair values of the indefinite lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates and the discount rate, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the trade names based on changes in the assumptions that would be less likely to occur would not be material to the Company’s financial results, trend of earnings, or financial position.
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
Share-Based Compensation Expense
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote of the Notes to Consolidated Financial Statements) using the modified prospective method. Under the modified prospective method, share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated under the previous guidance, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company recorded $14.2, $12.5, and $13.6 of share-based expense in continuing operations for the years ended August 31, 2011, 2010, and 2009, respectively.
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
Product Warranty and Recall Costs
The Company records an allowance for the estimated amount of future warranty or recall costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. Historical warranty costs have been within expectations; however, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results and cash flow in future periods.
Litigation
The Company recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher or lower than the amounts reserved.
Environmental Matters
The Company recognizes expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. The Company is self-insured for environmental matters.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company's behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company's projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company's response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company's estimate of its fiscal 2012 annual tax rate; and (g) the Company's ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management's present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2011, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2011, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2011, would have decreased the estimated fair value of these debt obligations by approximately $12.0. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Canada, where a significant portion of products sold are sourced from the United States. A hypothetical increase in the Canadian dollar of 10% would negatively impact operating profit by approximately $10.2. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the Mexican peso would negatively impact operating profits by approximately $4.3. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response the Company would undertake to address such exchange rate changes in the Company’s foreign markets.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2011, the Company purchased approximately 89,000 tons of steel and aluminum. The Company estimates that less than 10% of the raw materials purchased are petroleum-based and that approximately four million gallons of diesel fuel were consumed in fiscal 2011. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to maintain or increase operating margins.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2011, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 28, 2011 appears on page 35 of this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2011 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 28, 2011

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2011 of Acuity Brands, Inc. and our report dated October 28, 2011 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 28, 2011

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2011	2010
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$170.2	$191.0
Accounts receivable, less reserve for doubtful accounts of $1.8 and $2.0 at August 31, 2011 and 2010	262.6	255.1
Inventories	165.9	149.0
Deferred income taxes	16.0	17.3
Prepayments and other current assets	15.8	13.9
Total Current Assets	630.5	626.3
Property, Plant, and Equipment, at cost:
Land	8.4	7.6
Buildings and leasehold improvements	121.2	113.7
Machinery and equipment	355.3	337.5
Total Property, Plant, and Equipment	484.9	458.8
Less — Accumulated depreciation and amortization	341.7	320.4
Property, Plant, and Equipment, net	143.2	138.4
Other Assets:
Goodwill	559.2	515.6
Intangible assets	234.2	199.5
Deferred income taxes	2.0	3.7
Other long-term assets	28.3	20.1
Total Other Assets	823.7	738.9
Total Assets	$1,597.4	$1,503.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$203.8	$195.0
Accrued compensation	45.0	51.8
Accrued pension liabilities, current	1.2	1.1
Other accrued liabilities	81.4	73.4
Total Current Liabilities	331.4	321.3
Long-Term Debt	353.4	353.3
Accrued Pension Liabilities, less current portion	60.5	71.1
Deferred Income Taxes	36.4	10.2
Self-Insurance Reserves, less current portion	7.3	7.6
Other Long-Term Liabilities	51.4	45.7
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,956,137 issued and 41,488,882 outstanding at August 31, 2011; and 50,441,634 issued and 42,116,473 outstanding at August 31, 2010	0.5	0.5
Paid-in capital	680.3	661.9
Retained earnings	541.0	459.0
Accumulated other comprehensive loss items	(53.8)	(71.3)
Treasury stock, at cost, 9,467,255 shares and 8,325,161 shares at August 31, 2011 and 2010	(411.0)	(355.7)
Total Stockholders’ Equity	757.0	694.4
Total Liabilities and Stockholders’ Equity	$1,597.4	$1,503.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended August 31,
	2011	2010	2009
	(In millions, except per-share data)
Net Sales	$1,795.7	$1,626.9	$1,657.4
Cost of Products Sold	1,065.7	965.4	1,022.3
Gross Profit	730.0	661.5	635.1
Selling, Distribution, and Administrative Expenses	541.3	495.4	454.6
Special Charge	—	8.4	26.7
Operating Profit	188.7	157.7	153.8
Other Expense (Income):
Interest expense, net	29.9	29.4	28.5
Miscellaneous expense (income), net	1.2	(1.0)	(2.0)
Loss on early debt extinguishment	—	10.5	—
Total Other Expense	31.1	38.9	26.5
Income from Continuing Operations before Provision for Income Taxes	157.6	118.8	127.3
Provision for Income Taxes	52.1	39.8	42.1
Income from Continuing Operations	105.5	79.0	85.2
Income (Loss) from Discontinued Operations	—	0.6	(0.3)
Net Income	$105.5	$79.6	$84.9
Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$2.46	$1.83	$2.05
Basic Earnings (Loss) per Share from Discontinued Operations	—	0.01	(0.01)
Basic Earnings per Share	$2.46	$1.84	$2.04
Basic Weighted Average Number of Shares Outstanding	42.2	42.5	40.8
Diluted Earnings per Share from Continuing Operations	$2.42	$1.79	$2.01
Diluted Earnings (Loss) per Share from Discontinued Operations	—	0.01	(0.01)
Diluted Earnings per Share	$2.42	$1.80	$2.00
Diluted Weighted Average Number of Shares Outstanding	42.8	43.3	41.6
Dividends Declared per Share	$0.52	$0.52	$0.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2011	2010	2009
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$105.5	$79.6	$84.9
Add: (Gain) Loss from Discontinued Operations	—	(0.6)	0.3
Income from Continuing Operations	105.5	79.0	85.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	40.1	36.5	35.7
Noncash compensation expense, net	8.4	9.0	10.2
Excess tax benefits from share-based payments	(5.3)	(2.8)	(0.4)
Loss on early debt extinguishment	—	10.5	—
Loss on the sale or disposal of property, plant, and equipment	0.4	0.5	—
Asset impairments	0.3	5.1	1.6
Deferred income taxes	10.3	7.4	(0.4)
Other non-cash items	0.1	—	—
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	2.9	(29.2)	43.2
Inventories	(5.3)	(8.6)	10.3
Prepayments and other current assets	0.7	1.8	12.2
Accounts payable	5.5	33.5	(44.4)
Other current liabilities	0.5	21.8	(62.5)
Other	(3.0)	(4.0)	2.0
Net Cash Provided by Operating Activities	161.1	160.5	92.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(23.3)	(21.9)	(21.2)
Proceeds from sale of property, plant, and equipment	1.2	0.2	0.2
Acquisitions of businesses and intangible assets, net of cash acquired	(90.4)	(22.6)	(162.1)
Net Cash Used for Investing Activities	(112.5)	(44.3)	(183.1)
Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	(162.4)
Issuance of long-term debt	—	346.5	—
Repurchases of common stock	(61.0)	(36.1)	—
Proceeds from stock option exercises and other	6.5	6.5	3.0
Excess tax benefits from share-based payments	5.3	2.8	0.4
Dividends paid	(22.6)	(22.6)	(21.6)
Net Cash (Used for) Provided by Financing Activities	(71.8)	59.2	(180.6)
Cash from Discontinued Operations:
Net Cash (Used for) Provided by Operating Activities	—	—	(0.3)
Net Cash Used for Discontinued Operations	—	—	(0.3)
Effect of Exchange Rate Changes on Cash	2.4	(3.1)	(7.1)
Net Change in Cash and Cash Equivalents	(20.8)	172.3	(278.4)
Cash and Cash Equivalents at Beginning of Period	191.0	18.7	297.1
Cash and Cash Equivalents at End of Period	170.2	$191.0	$18.7
Supplemental Cash Flow Information:
Income taxes paid during the period	$34.2	$32.7	$40.5
Interest paid during the period	$29.9	$30.8	$29.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated Other Comprehensive Income (Loss) Items
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Pension Liability	Currency Translation Adjustment	Treasury Stock	Total
	(In millions, except share and per-share data)
Balance, August 31, 2008		$0.5	$626.4	$366.9	$(25.9)	$3.1	$(395.5)	$575.5
Comprehensive income:
Net income	$84.9	—	—	84.9	—	—	—	84.9
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(18.5)	—	—	—	—	(18.5)	—	(18.5)
Pension liability adjustment (net of tax of $9.2)	(16.1)	—	—	—	(16.1)	—	—	(16.1)
Other comprehensive loss	(34.6)
Comprehensive income	$50.3
Transitional pension adjustment (net of tax of $0.3)		—	—	(0.5)	—	—	—	(0.5)
Common Stock reissued from Treasury Shares for acquisition of businesses		—	7.2	(25.5)	—	—	73.2	54.9
Amortization, issuance, and forfeitures of restricted stock grants		—	10.2	—	—	—	—	10.2
Employee Stock Purchase Plan issuances		—	0.2	—	—	—	—	0.2
Cash dividends of $0.52 per share paid on common stock		—	—	(21.6)	—	—	—	(21.6)
Stock options exercised		—	2.8	—	—	—	—	2.8
Tax effect on stock options and restricted stock		—	0.4	—	—	—	—	0.4
Balance, August 31, 2009		0.5	647.2	404.2	(42.0)	(15.4)	(322.3)	672.2
Comprehensive income:
Net income	$79.6	—	—	79.6	—	—	—	79.6
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(3.2)	—	—	—	—	(3.2)	—	(3.2)
Pension liability adjustment (net of tax of $6.0)	(10.7)	—	—	—	(10.7)	—	—	(10.7)
Other comprehensive loss	(13.9)
Comprehensive income	$65.7
Common Stock reissued from Treasury Shares for acquisition of businesses		—	(3.6)	(2.1)	—	—	5.7	—
Amortization, issuance, and forfeitures of restricted stock grants		—	9.0	—	—	—	—	9.0
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.6)	—	—	—	(22.6)
Stock options exercised		—	6.2	—	—	—	—	6.2
Repurchases of common stock		—	—	—	—	—	(39.1)	(39.1)
Tax effect on stock options and restricted stock		—	2.8	—	—	—	—	2.8
Other		—	—	(0.1)	—	—	—	(0.1)
Balance, August 31, 2010		0.5	661.9	459.0	(52.7)	(18.6)	(355.7)	694.4
Comprehensive income:
Net income	$105.5	—	—	105.5	—	—	—	105.5
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	9.9	—	—	—	—	9.9	—	9.9
Pension liability adjustment (net of tax of $4.2)	7.6	—	—	—	7.6	—	—	7.6
Other comprehensive loss	17.5
Comprehensive income	$123.0
Common Stock reissued from Treasury Shares for acquisition of businesses		—	(1.8)	(0.9)	—	—	2.7	—
Amortization, issuance, and forfeitures of restricted stock grants		—	8.4	—	—	—	—	8.4
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.6)	—	—	—	(22.6)
Stock options exercised		—	6.2	—	—	—	—	6.2
Repurchases of common stock		—	—	—	—	—	(58.0)	(58.0)
Tax effect on stock options and restricted stock		—	5.3	—	—	—	—	5.3
Balance, August 31, 2011		$0.5	$680.3	$541.0	$(45.1)	$(8.7)	$(411.0)	757.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”), formerly known as Acuity Lighting Group, Inc., and other subsidiaries (collectively referred to herein as “the Company”). The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company has one operating segment serving the North American lighting market and select international markets.
Since fiscal 2009, the Company has made the following acquisitions to expand and enhance its portfolio of lighting solutions.
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, Inc. (“Healthcare Lighting”), a leading provider of specialized, high-performance lighting solutions for healthcare facilities based in Fairview, Pennsylvania. The operating results for Healthcare Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
On February 23, 2011, the Company acquired for cash all of the ownership interests in Washoe Equipment, Inc., d/b/a Sunoptics Prismatic Skylights, and CBC Plastics LLC (collectively, “Sunoptics”), a premier designer, manufacturer, and marketer of high-performance, prismatic daylighting solutions based in Sacramento, California. The operating results for Sunoptics have been included in the Company's consolidated financial statements since the date of acquisition.
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, Inc. (“Winona Lighting”), a premier provider of architectural and high-performance indoor and outdoor lighting solutions headquartered in Winona, Minnesota. The operating results for Winona Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance Lighting, Inc. (“Renaissance”), a privately-held innovator of solid-state light-emitting diode (“LED”) architectural lighting devices based in Herndon, Virginia. Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in Renaissance and a license to Renaissance's intellectual property estate. The operating results of Renaissance have been included in the Company's consolidated financial statements since the date of acquisition.
On April 20, 2009, the Company acquired for cash, stock, and a promissory note all of the outstanding capital stock of Sensor Switch, Inc. (“Sensor Switch”), an industry-leading developer and manufacturer of lighting control devices and energy management systems. Sensor Switch, based in Wallingford, Connecticut, offered a wide-breadth of lighting solutions that substantially reduce energy consumption, including occupancy sensors, photocontrols, and distributed lighting control devices. The operating results of Sensor Switch have been included in the Company’s consolidated financial statements since the date of acquisition.
On December 31, 2008, the Company acquired for cash and stock substantially all the assets and assumed certain liabilities of Lighting Controls & Design (“LC&D”). Located in Glendale, California, LC&D was a manufacturer of comprehensive digital lighting control solutions that offered a breadth of devices, ranging from dimming and building interfaces to digital thermostats, all within a single, scalable system. The operating results of LC&D have been included in the Company’s consolidated financial statements since the date of acquisition.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.

2.	Discontinued Operations
Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $0.01 per share, to the Company's stockholders of record

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of October 17, 2007. As a result of the Spin-off, the Company's financial statements have been prepared with the results of operations and cash flows of the specialty products business presented as discontinued operations.
In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. During fiscal 2009, the Company recognized a loss from discontinued operations of $0.3 related to tax adjustments associated with pre-spin activities. During fiscal 2010, income from discontinued operations was recognized in the amount of $0.6 related to the revision of estimates of certain legal reserves established at the time of the Spin-off. As with the original reserve, the income from discontinued operations had no income tax effect. No activity related to discontinued operations occurred during fiscal 2011.

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
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, and (iii) monitoring and lighting control services. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation and monitoring and lighting control services. The undelivered elements associated with installations and monitoring and lighting control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are realized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met due to the undelivered elements being essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s products, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $38.1 and $34.0 at August 31, 2011 and 2010, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2011. Additionally, net sales to The Home Depot accounted for approximately 10% of net sales of the Company in fiscal 2011 and 11% of net sales of the Company in fiscal 2010, and 2009, respectively.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed financial statements at August 31, 2011.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2011	2010
Raw materials and supplies	$90.5	$76.4
Work in process	7.1	8.8
Finished goods	78.5	73.2
	176.1	158.4
Less: Reserves	(10.2)	(9.4)
Total Inventory	$165.9	$149.0
Goodwill and Other Intangibles
Summarized information for the Company’s acquired intangible assets is as follows:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and patented technology	$42.7	$(14.5)	$36.4	$(11.4)
Trademarks and trade names	24.0	(5.1)	13.0	(4.8)
Distribution network	61.8	(23.5)	61.8	(20.4)
Customer relationships	55.6	(6.4)	28.1	(3.3)
Other	5.9	(2.4)	5.8	(1.8)
Total	$190.0	$(51.9)	$145.1	$(41.7)
Unamortized trade names	$96.1		$96.1
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year increases in the gross carrying amounts for the acquired intangible assets were due primarily to the acquisitions of Winona Lighting, Sunoptics, and Healthcare Lighting (refer to the Acquisitions footnote). With regards to the recent acquisitions, the weighted average useful life of the intangible assets with finite lives acquired by the Company was estimated at 14.9 years, which consisted primarily of intangible assets related to trademarks/trade names, customer relationships, and patented technology. The weighted average useful lives of the trademarks/trade names, customer relationships, and patented technology with finite lives acquired by the Company in the current fiscal year were estimated at 18.2, 14.5, and 15 years, respectively. The provisional amounts for the acquired intangible assets are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combinations.
The Company recorded amortization expense of $10.2, $7.1, and $5.4 related to intangible assets with finite lives during fiscal 2011, 2010, and 2009, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $9.7 in fiscal 2012, $8.8 in fiscal 2013, $8.8 in fiscal 2014, $8.6 in fiscal 2015, and $7.9 in fiscal 2016.
The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2010	$515.6
Acquisitions	40.3
Adjustments for acquired businesses	1.2
Currency translation adjustments	2.1
Balance as of August 31, 2011	$559.2
The increase in goodwill was attributable to completed business combinations during fiscal 2011, which is comprised of, among other things, market participant and Company-specific expected synergies, unallocable in-process research and development projects, and the knowledge and expertise of employees of the acquired entities. Additionally, the Company recorded approximately $14.7 during the current fiscal year related to preliminary deferred tax liabilities that were recorded to goodwill as part of the recent acquisitions . These amounts will not be final until completion of the identification and valuation of all intangible assets acquired.
The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of these unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the measured fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, operating margins, royalty rates, and discount rates, were used in the determination of estimated fair value for both goodwill and indefinite lived intangible assets. Neither of the analyses resulted in an impairment charge during fiscal 2011, 2010, and 2009.
Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2011	2010
Long-term investments(1)	$1.2	$1.9
Assets held for sale	3.0	3.0
Deferred debt issuance costs	2.3	2.6
Capitalized software costs	4.9	4.7
Deferred sales and marketing costs	13.1	6.6
Miscellaneous	3.8	1.3
Total	$28.3	$20.1
_______________________________________

(1)
Long-term investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value, and are classified as trading in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2010 was due primarily to payments made to certain participants in these deferred compensation arrangements.

As of August 31, 2011, the Company reported assets held for sale of $3.0, which represents one property that the Company intends to sell to third parties within one year, or, in this instance, beyond one year as allowed by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), as the facilities have been deemed unnecessary to current operations.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2011	2010
Deferred compensation and postretirement benefits other than pensions(1)	$31.7	$32.3
Postemployment benefit obligation(2)	0.4	0.4
Uncertain tax positions liability, including interest(3)	7.1	6.7
Acquisition-related liabilities(4)	4.3	—
Deferred revenue	4.6	2.1
Deferred rent	1.7	2.2
Miscellaneous	1.6	2.0
Total	$51.4	$45.7
_______________________________________

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relates primarily to the liability for life insurance coverage for certain eligible employees.

(3)	See the Income Taxes footnote for more information.

(4)	Acquisition-related liabilities - Amounts represent contingent payments and other obligations related to current year acquisitions.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $78.7, $70.1, and $68.6 in fiscal 2011, 2010, and 2009, respectively.
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
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $14.2, $12.5, and $13.6 of share-based expense in continuing operations for the years ending August 31, 2011, 2010, and 2009, respectively. The total income tax benefit recognized in continuing operations for share-based compensation arrangements was $4.7, $4.2, and $4.3 for the years ended August 31, 2011, 2010, and 2009, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience and recorded at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Excess tax benefits of $5.3, $2.8, and $0.4 related to share-based compensation were included in financing activities in the Company’s Statements of Cash Flows for fiscal 2011, 2010, and 2009, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and up to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $28.8, $28.5, and $29.6 during fiscal 2011, 2010, and 2009, respectively.
Research and Development
Research and development (“R&D”) expense, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, is expensed as incurred. R&D expense amounted to $31.3, $26.6, and $20.8 during fiscal 2011, 2010, and 2009, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These costs totaled $13.4, $12.0, and $8.7 during fiscal 2011, 2010, and 2009, respectively.
Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits, including lighting display maintenance. Costs associated with this program totaled $5.2, $4.9, and $4.7 in fiscal 2011, 2010, and 2009. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Income.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to the company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2011	2010	2009
Interest expense	$30.4	$29.8	$29.5
Interest income	(0.5)	(0.4)	(1.0)
Interest expense, net	$29.9	$29.4	$28.5
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
Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in the Consolidated Statements of Income and consisted of expense of $1.5 in fiscal 2011 and income of $0.7 and $2.1, in fiscal 2010 and 2009, respectively.
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
Accounting Standards Adopted in Fiscal 2011
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor's multiple-deliverable revenue arrangements are also required by this update. ASU 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-13 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-13 had an immaterial impact on the Company's results of operations, financial condition, and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition; thus, these arrangements are excluded from this update. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Therefore, ASU 2009-14 became effective on a prospective basis for the Company on September 1, 2010. The adoption of ASU 2009-14 had an immaterial impact on the Company's results of operations, financial condition, and cash flows.
Accounting Standards Yet to Be Adopted
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. The Company does not expect ASU 2010-29 to have a material effect on the Company's results of operations, financial condition, and cash flows; however, the Company may have additional disclosure requirements if a material acquisition occurs.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company's results of operations, financial condition, and cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. Although the provisions of this update will change the presentation of the consolidated financial statements of the Company, no material impact is expected on the Company's results of operations, financial condition, and cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment ("ASU 2011-08"), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not affected by the provisions of this standards update. ASU 2011-08 is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2011-08 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions
The Company has actively pursued opportunities for investment and growth through acquisitions. Since the fourth quarter of fiscal 2010, the Company has acquired a number of businesses that participate in the North American lighting market, as discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company's lighting solutions portfolio and were fully incorporated into the Company's operations. None of the business combinations-individually or in the aggregate-represented a material transaction as compared to the Company's financial condition, results of operations, or cash flows in any of the periods in which control was obtained.
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities. Based in Fairview, Pennsylvania, Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings.
The Company expensed an immaterial amount of acquisition costs during fiscal 2011.
The operating results of Healthcare Lighting have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of August 31, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, education, government, and office applications.
The Company expensed an immaterial amount of acquisition costs during fiscal 2011.
The operating results of Sunoptics have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of August 31, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Winona Lighting Acquisition
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, a premier provider of architectural and high-performance indoor and outdoor lighting solutions headquartered in Minnesota. Recognized throughout the architectural design community, Winona Lighting served the commercial, retail, and institutional markets with a solutions portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications.
The Company expensed an immaterial amount of acquisition costs during fiscal 2011.
The operating results of Winona Lighting have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Management finalized the acquisition accounting for Winona Lighting during fiscal 2011, and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2011.
Renaissance Acquisition
On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting solutions and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.
Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in the company and a license to the company's intellectual property estate. Therefore, the Company recognized an acquisition-

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in-stages as prescribed by ASC Topic 805, Business Combinations (“ASC 805”), which required the original equity ownership interest to be revalued to the fair value as of the date of acquisition and included as part of the total consideration given. Total consideration consisted of cash and the original noncontrolling interest.
The operating results of Renaissance have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Management finalized the acquisition accounting for Renaissance during fiscal 2011, and the amounts are reflected in the Consolidated Balance Sheets as of August 31, 2011.

6.	Fair Value Measurements
The Company determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. ASC 820 establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2011 and 2010:

	Fair Value Measurements as of:
	August 31, 2011		August 31, 2010
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$170.2	$170.2	$191.0	$191.0
Short-term investments(1)	0.8	0.8	1.3	1.3
Long-term investments(1)	1.2	1.2	1.8	1.8
Liabilities:
Deferred compensation plan(2)	$2.0	$2.0	$3.1	$3.1
_______________________________________

(1)	The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements.

(2)	The Company maintains a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.
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
Deferred compensation plan liabilities are classified as Level 1 liabilities within the hierarchy. The fair values of the liabilities are directly related to the valuation of the short-term and long-term investments held in trust for the plan. Hence, the carrying value of the deferred compensation liability represents the fair value of the investment assets.
The Company does not have any assets or liabilities that are carried at fair value and measured on a recurring basis classified as Level 2 or 3 assets or liabilities. In addition, no transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of Level 1, the transfers would be recognized on the date of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2011 and 2010:

	August 31, 2011		August 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$373.9	$349.3	$384.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2011.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of liquidity and other risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.
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
In addition to the aforementioned asset impairments, the Company recognized an impairment charge during the fourth quarter of fiscal 2010 of approximately $1.4, which was related primarily to the diminished fair value of its held-for-sale facility located in Decatur, GA. Based on market evidence (e.g., offers, broker quotes, and similar property), the carrying value of the property ($4.0) was deemed greater than the market value for manufacturing plants of similar size within the area, which correlates with the declines in commercial property values nationwide, and an impairment charge of $1.0 was recorded. Additionally, the impaired facility was concluded to be a Level 3 asset within the fair value hierarchy.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Pension and Profit Sharing Plans
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
Effective for fiscal 2009, the Company adopted the measurement date provisions within ASC 715. Prior to fiscal 2009, the Company measured the funded status of its plans as of May 31 of each year. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position was effective for fiscal years ending after December 15, 2008, and was therefore effective for the Company in fiscal 2009. The change in measurement date to August 31 resulted in a reduction to retained earnings of approximately $0.5, net of tax, during fiscal 2009.
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2011 and 2010:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic Plans		International Plans
	August 31,		August 31,
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$134.6	$116.8	$35.1	$32.2
Service cost	3.1	2.7	0.1	0.1
Interest cost	6.5	6.8	1.8	1.7
Actuarial (gain) loss	(1.6)	14.1	(2.4)	3.8
Curtailment	—	0.2	—	0.1
Plan Settlements	—	—	(0.1)	(0.1)
Benefits paid	(6.3)	(6.3)	(0.7)	(0.7)
Plan Amendments	—	0.3	—	—
Other	—	—	2.0	(2.0)
Benefit obligation at end of year	136.3	134.6	35.8	35.1
Change in Plan Assets:
Fair value of plan assets at beginning of year	$75.7	$75.3	$21.8	$21.3
Actual return on plan assets	8.7	4.0	1.4	1.3
Employer contributions	5.8	2.7	2.7	1.2
Benefits paid	(6.3)	(6.3)	(0.7)	(0.7)
Other	—	—	1.3	(1.3)
Fair value of plan assets at end of year	83.9	75.7	26.5	21.8
Funded status at end of year:
Funded Status	$(52.4)	$(58.9)	$(9.3)	$(13.3)
Net amount recognized in Consolidated Balance Sheets	$(52.4)	$(58.9)	$(9.3)	$(13.3)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.2)	$(1.1)	$—	$—
Non-current liabilities	(51.2)	(57.8)	(9.3)	(13.3)
Net amount recognized in Consolidated Balance Sheets	$(52.4)	$(58.9)	$(9.3)	$(13.3)
Accumulated Benefit Obligation	$136.2	$133.9	$35.7	$35.1
Amounts in accumulated other comprehensive income:
Prior service cost	$(0.7)	$(0.8)	$—	$—
Net actuarial loss	(55.8)	(64.0)	(13.4)	(15.9)
Amounts in accumulated other comprehensive income	$(56.5)	$(64.8)	$(13.4)	$(15.9)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$0.1	$0.1	$—	$—
Net actuarial loss	3.2	3.7	0.9	1.0
Components of net periodic pension cost for the fiscal years ended August 31, 2011, 2010, and 2009, included the following:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic Plans			International Plans
	2011	2010	2009	2011	2010	2009
Service cost	$3.1	$2.7	$2.5	$0.1	$0.1	$0.1
Interest cost	6.5	6.8	6.7	1.8	1.7	1.8
Expected return on plan assets	(5.9)	(5.9)	(7.4)	(1.6)	(1.5)	(1.8)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Curtailment	—	0.2	—	—	0.1	—
Recognized actuarial loss	3.7	2.7	1.1	1.1	0.8	0.6
Net periodic pension cost	$7.5	$6.6	$2.9	$1.4	$1.2	$0.7
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2011	2010	2011	2010
Discount rate	5.0%	5.0%	5.6%	4.9%
Rate of compensation increase	5.5%	5.5%	3.4%	3.1%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.0%	6.0%	6.3%	4.9%	5.6%	5.7%
Expected return on plan assets	7.8%	8.0%	8.3%	6.6%	6.8%	7.4%
Rate of compensation increase	5.5%	5.5%	5.5%	3.1%	4.5%	4.7%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.8 for domestic plans. The Company’s discount rate used in computing the net periodic benefit cost for its domestic plans decreased by 100 basis points in fiscal 2011, which contributed to the change in net periodic pension cost associated with those plans. The discount rate used in computing the net periodic pension cost for the Company’s international plans decreased 70 basis points in fiscal 2011 over the prior year. In addition, lower average asset values, a lower expected return on plan assets, and an actuarial loss resulted in higher overall periodic benefit costs for fiscal 2011. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 and $0.3 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.
The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2011, the U.S. targeted asset allocation was 58% equity securities, 37% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2011, the international asset target allocation was 76% equity securities, 22% fixed income securities, and 2% real estate securities.
The Company’s pension plan asset allocation at August 31, 2011 and 2010 by asset category is as follows:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	% of Plan Assets
	Domestic Plans		International Plans
	2011	2010	2011	2010
Equity securities	57.7%	55.6%	76.0%	84.1%
Fixed income securities	37.3%	39.8%	22.0%	13.9%
Real estate	5.0%	4.6%	2.0%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
The Company’s pension plan assets are stated at fair value from quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance.
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2011 and 2010:

		Fair Value Measurements as of August 31, 2011
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2011	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
US equity securities	$30.1	$30.1	$—	$—
International equity securities	9.1	9.1	—	—
Equity Securities	9.2	9.2	—	—
Real Estate Fund	4.2	—	—	4.2
Short-Term Investments	2.5	2.5	—	—
Corporate Bonds	28.8	—	28.8	—
	$83.9

		Fair Value Measurements as of August 31, 2010
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2010	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
US equity securities	$26.2	$26.2	$—	$—
International equity securities	8.3	8.3	—	—
Equity Securities	7.6	7.6	—	—
Real Estate Fund	3.5	—	—	3.5
Short-Term Investments	2.0	2.0	—	—
Corporate Bonds	28.1	—	28.1	—
	$75.7
The following tables present the fair value of the international pension plan assets by major category as of August 31, 2011 and 2010:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements as of August 31, 2011
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2011	(Level 1)	(Level 2)	(Level 3)
Equity Securities	20.3	20.3	—	—
Real Estate Fund	0.6	—	—	0.6
Short-Term Investments	1.6	1.6	—	—
Corporate Bonds	4.0	—	4.0	—
	$26.5

		Fair Value Measurements as of August 31, 2010
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2010	(Level 1)	(Level 2)	(Level 3)
Equity Securities	18.3	18.3	—	—
Real Estate Fund	0.4	—	—	0.4
Short-Term Investments	1.3	1.3	—	—
Corporate Bonds	1.8	—	1.8	—
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
The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2011 and 2010:

	Domestic Real Estate Fund
	Year Ended August 31,
	2011	2010
Balance, beginning of year	$3.5	$3.1
Income	0.2	0.2
Net unrealized gain (loss) relating to instruments still held at the reporting date	0.4	(0.8)
Shares purchased from dividend reinvestment	0.1	1.0
Balance, end of year	$4.2	$3.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	International Real Estate Fund
	Year Ended August 31,
	2011	2010
Balance, beginning of year	$0.4	$0.3
Net unrealized gain relating to instruments still held at the reporting date	—	0.1
Shares purchased from dividend reinvestment	0.2	—
Balance, end of year	$0.6	$0.4
The Company expects to contribute approximately $9.4 and $1.1 to its domestic and international defined benefit plans, respectively, during 2012. These amounts are based on the total contributions required during 2012 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2012	$6.5	$0.5
2013	6.6	0.5
2014	6.8	0.6
2015	7.0	0.7
2016	7.2	0.9
2017-2021	43.3	4.9
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $4.1 in 2011, $4.0 in 2010, and $4.3 in 2009. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2011, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $6.2, which represented approximately 3.1% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

8.	Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2011 and 2010, consisted of the following:

	August 31,
	2011	2010
Senior unsecured public notes due December 2019 with an effective interest rate of 6%, net of unamortized discount of $0.6	$349.4	$349.3
Industrial revenue bond due 2021	4.0	4.0
Total debt outstanding	353.4	353.3
Less — Amounts payable within one year included in current liabilities	—	—
Long-term portion of debt outstanding	$353.4	$353.3
All future annual principal payments of long-term debt in the amount of $353.4 will become due after fiscal 2017.
On December 1, 2009, the Company simultaneously announced the private offering by ABL, Acuity Brands’ wholly-owned principal operating subsidiary, of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020 (the “Notes”) and the cash tender offer for the $300.0 of publicly traded notes outstanding that were scheduled to mature in August 2010 (the “2010 Notes”). In addition to the retirement of the 2010 Notes, the Company used the proceeds to repay the $25.3 outstanding balance on a three-year unsecured promissory note issued to the former sole shareholder of Sensor Switch as part of ABL’s acquisition of Sensor Switch during fiscal 2009, as discussed below, with the remainder used for general corporate

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes.
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
In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Notes were exchanged.
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
The $4.0 industrial revenue bond matures in 2021. The interest rates on the $4.0 bond were approximately 0.3% and 0.4% at August 31, 2011 and 2010, respectively.
Lines of Credit
On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2012 and contains financial covenants, including a minimum interest coverage ratio and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2011. At August 31, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.5 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.5 discussed below.
The Revolving Credit Facility bears interest at the option of the borrower based upon either (1) the higher of the JPMorgan Chase Bank prime rate and the federal funds effective rate plus 0.50%, or (2) the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (a margin as determined by Acuity Brands’ leverage ratio). Based upon Acuity Brands’ leverage ratio, as defined in the Revolving Credit Facility agreement, the Applicable Margins were 0.50% as of August 31, 2011 and 2010, respectively. During fiscal 2011 and 2010, the Company paid commitment fees of approximately $0.3 and $0.2, respectively, and paid commitment fees during each of those years at a rate of approximately 0.1%.
At August 31, 2011, the Company had outstanding letters of credit totaling $13.7, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond. At August 31, 2011, a total of $9.5 of the letters of credit was issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.
None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Common Stock and Related Matters
Stockholder Protection Rights Agreement
The Company’s Board of Directors has adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”). The Rights Agreement contains provisions that are intended to protect the Company’s stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s Board of Directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, the Company’s Board of Directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of November 16, 2001. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of 15% or more of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”). Unless previously redeemed by the Company’s Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the Board of Directors. The Rights Agreement is scheduled to expire on November 16, 2011.
Common Stock
Changes in common stock for the years ended August 31, 2011, 2010, and 2009, were as follows:

	Common Stock
	Shares	Amount
		(At par)
Balance at August 31, 2008	49.7	$0.5
Issuance of restricted stock grants, net of forfeitures	—	—
Stock options exercised	0.1	—
Balance at August 31, 2009	49.8	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.4	—
Balance at August 31, 2010	50.4	$0.5
Issuance of restricted stock grants, net of forfeitures	0.3	—
Stock options exercised	0.3	—
Balance at August 31, 2011	51.0	$0.5
During fiscal 2011, the Company reacquired approximately 1.2 million shares of the Company’s outstanding common stock, which were part of the plan to repurchase two million shares previously authorized by the Board of Directors. As of August 31, 2011, the Company had repurchased the shares at a total cost of $58.0 under the repurchase plan approved in July 2010 by the Company’s Board of Directors. The remaining 252,000 shares (whole units) were repurchased under this plan during the first quarter of fiscal 2012 (see Subsequent Events footnote). During fiscal 2011, the Company re-issued slightly more than 70,000 shares (whole units) as partial consideration for the acquisition of LC&D. The re-issued shares were removed from treasury stock using the FIFO cost method. At fiscal year-end, the remaining 9.5 million repurchased shares were recorded as treasury stock at original repurchase cost of $411.0.
In October 2011, the Company's Board of Directors authorized the repurchase of an additional two million shares, or almost 5%, of the Company's outstanding common stock.
Preferred Stock
The Company has 50 million shares of preferred stock authorized, 5 million of which have been reserved for issuance under the Stockholder Protection Rights Agreement. No shares of preferred stock had been issued at August 31, 2011 and 2010, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 135,000 and 281,000 (whole units) were excluded from the diluted earnings per share calculation for the years ended August 31, 2011 and 2010, respectively, as the effect of inclusion would have been antidilutive.
The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2011, 2010, and 2009:

	Years Ended August 31,
	2011	2010	2009
Basic Earnings per Share from Continuing Operations:
Income from continuing operations	$105.5	$79.0	$85.2
Less: Income attributable to participating securities	(1.9)	(1.4)	(1.7)
Income from continuing operations available to common shareholders	$103.6	$77.6	$83.5
Basic weighted average shares outstanding	42.2	42.5	40.8
Basic earnings per share from continuing operations	$2.46	$1.83	$2.05
Diluted Earnings per Share from Continuing Operations:
Income from continuing operations	$105.5	$79.0	$85.2
Less: Income attributable to participating securities	(1.9)	(1.4)	(1.7)
Income from continuing operations available to common shareholders	$103.6	$77.6	$83.5
Basic weighted average shares outstanding	42.2	42.5	40.8
Common stock equivalents	0.6	0.8	0.8
Diluted weighted average shares outstanding	42.8	43.3	41.6
Diluted earnings per share from continuing operations	$2.42	$1.79	$2.01
Basic Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$—	$0.6	$(0.3)
Basic weighted average shares outstanding	42.2	42.5	40.8
Basic earnings (loss) per share from discontinued operations	$—	$0.01	$(0.01)
Diluted Earnings per Share from Discontinued Operations:
Income (loss) from discontinued operations	$—	$0.6	$(0.3)
Basic weighted average shares outstanding	42.2	42.5	40.8
Common stock equivalents	0.6	0.8	0.8
Diluted weighted average shares outstanding	42.8	43.3	41.6
Diluted earnings (loss) per share from discontinued operations	$—	$0.01	$(0.01)

10.	Share-Based Payments
Long-term Incentive and Directors’ Equity Plans
Effective November 30, 2001, the Company adopted the Acuity Brands, Inc., Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel. An aggregate of 8 million shares were originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc., Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3 million shares would be available without further shareholder approval. In December 2003, the shareholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards. The Amended Plan was further amended in October 2007, including the release of the remaining 2 million shares and an increase of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an additional 500,000 shares (whole units). In January 2008, the shareholders approved the Amended Plan. In addition to the Amended Plan, in November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares (whole units) were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors.
Restricted Stock Awards
As of August 31, 2011, the Company had approximately 576,000 shares (whole units) outstanding of restricted stock to officers and other key employees under the Amended Plan. The shares vest over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized in continuing operations related to the awards under the Amended Plan was $8.4, $8.0, and $9.0 in fiscal 2011, 2010, and 2009, respectively.
Additionally, the Company awarded restricted stock to certain employees on an individual basis based on a number of factors, including individual achievements, additional job responsibilities, relocation, and employee recruitment and retention, in fiscal 2011 and prior years. As of August 31, 2011, approximately 280,000 shares (whole units) related to these awards were outstanding. Compensation expense recognized in continuing operations related to these awards was $3.0, $1.8, and $1.6 in fiscal 2011, 2010, and 2009, respectively.
Activity related to restricted stock awards during the fiscal year ended August 31, 2011, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2010	0.8	$34.30
Granted	0.4	$50.00
Vested	(0.3)	$36.50
Forfeited	(0.1)	$38.77
Outstanding at August 31, 2011	0.8	$40.68
As of August 31, 2011, there was $23.2 of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended August 31, 2011 and 2010, was approximately $11.8 and $10.3, respectively.
Stock Options
Options issued under the Amended Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2011, approximately 200,000 shares (whole units) had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 2.6 million, 2.9 million, and 3.2 million at August 31, 2011, 2010, and 2009, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Directors’ Plan was frozen with respect to future awards effective January 1, 2007.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
Dividend yield	1.3%	1.5 - 1.8%	1.2 - 1.4%
Expected volatility	41.8%	40.9 - 41.2%	40.1 - 40.3%
Risk-free interest rate	1.2%	2.1 - 2.5%	1.9 - 2.6%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options	$16.95	$11.19 - $13.39	$7.53 - $11.13
In addition to the options granted as a part of the annual incentive award, the Board of Directors approved supplemental option grants related to the assumption of additional duties by certain key employees, which were granted in April 2009 and June 2010. As a result, the assumptions used in fiscal 2010 and 2009 are reflected as a range of values.
Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2011, 2010, and 2009 were as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2008	1.6	$23.78	1.3	$20.26
Granted	0.3	$29.21
Exercised	(0.1)	$20.34
Cancelled	(0.1)	$33.59
Outstanding at August 31, 2009	1.7	$24.69	1.3	$22.09
Granted	0.2	$34.44
Exercised	(0.4)	$16.73
Cancelled	—	$—
Outstanding at August 31, 2010	1.5	$27.78	1.1	$26.03
Granted	0.2	$50.56
Exercised	(0.3)	$21.18
Cancelled	(0.1)	$39.57
Outstanding at August 31, 2011	1.3	$31.67	1.0	$28.81
Range of option exercise prices:
$10.00 – $20.00 (average life – 0.9 years)	0.1	$13.49	0.1	$13.49
$20.01 – $30.00 (average life – 3.2 years)	0.5	$23.81	0.5	$23.86
$30.01 – $40.00 (average life – 6.7 years)	0.5	$34.89	0.3	$35.46
$40.01 – $50.00 (average life – 5.2 years)	0.1	$40.29	0.1	$40.29
$50.01 – $60.00 (average life – 9.1 years)	0.1	$50.56	—	$—
The total intrinsic value of options exercised during the years ended August 31, 2011 and 2010 was $8.9 and $7.3, respectively. As of August 31, 2011, the total intrinsic value of options outstanding and expected to vest were $20.0 and $19.9, respectively, and the total intrinsic value of options exercisable was $17.4. As of August 31, 2011, there was $2.7 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.1 million shares remain available as of August 31, 2011. Employees may participate at their discretion.
Share Units
The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or in five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals were valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2011, approximately 127,000 share units (whole units) were accounted for in this plan.
Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares were valued at the closing stock price on the date of conversion and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2011, approximately 45,000 fully vested share units (whole units) were accounted for in this plan.

11.	Commitments and Contingencies
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
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2011, are $16.6, $12.3, $7.9, $6.7, $6.2, and $3.2 for fiscal 2012, 2013, 2014, 2015, 2016, and after 2017, respectively.
Total rent expense was $15.8, $16.6, and $18.2 in fiscal 2011, 2010, and 2009, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2011 include $79.4, $1.5, $1.5, $1.5, and $1.5 in fiscal 2012, 2013, 2014, 2015, and 2016, respectively. As of August 31, 2011, the Company had no purchase obligations extending beyond August 31, 2016.
Collective Bargaining Agreements
Approximately 59% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 41% of the Company’s work force will expire within one year.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
The Company is subject to various legal claims arising in the normal course of business, including patent infringement and product recall claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. Based on current information, the Company does not expect the resolution of any pending matters--individually or in the aggregate--to have a material effect on the Company's results of operations, financial condition, and cash flows.
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
Acquisition-Related Liabilities
During the negotiations related to business combinations, the previous owners of the acquired entity ("acquiree") typically indemnify the Company for specific unrecognized liabilities of the acquiree in existence as of the date of acquisition. For some acquisitions of businesses, the Company acts in the place of escrow agents in the holding of funds, including accrued interest (collectively, the "holdback funds"), used to fulfill pre-acquisition obligations agreed to be paid by the acquiree. These funds represent consideration given to the previous owners of the businesses acquired and are payable to them, net of any pre-acquisition obligations satisfied within a stated amount of time, at a future date. Any potential pre-acquisition obligations for which the Company may be reimbursed through the holdback funds are usually uncertain as of the date of change of control. In certain circumstances, the Company is capable of the identification and quantification of particular liabilities, including, but not limited to, uncertain tax positions, legal issues, and other outstanding obligations not recognized in the financial statements of the acquired entity. Under ASC 805, these unrecognized liabilities are recorded as obligations of the Company with a

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding receivable due from the previous owners as of the date of acquisition and are included as part of the acquisition accounting. The actual costs of resolving pre-acquisition obligations may be substantially higher than the holdback funds or amounts reserved. The Company does not believe that any amounts it is likely to be required to pay under these acquisition-related payments, including net holdback funds, will be material to the Company’s results of operations, financial position, or liquidity.
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
The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2011 and 2010 are summarized as follows:

	FY2011	FY2010
Balance at September 1	$3.6	$3.4
Adjustments to the warranty and recall reserve	5.7	5.1
Payments made during the period	(5.1)	(4.9)
Balance at August 31	$4.2	$3.6

12.	Special Charge
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
Approximately $49.7 of cumulative special charges related to these activities has been incurred through August 31, 2011.
The changes in the reserves related to the program during the year ended August 31, 2011 (included in Accrued Compensation on the Consolidated Balance Sheets) are summarized as follows:

	Severance	Exit Costs
Balance as of September 1, 2010	$6.9	$0.7
Payments made during the period	(3.4)	(0.4)
Balance as of August 31, 2011	$3.5	$0.3
Please refer to the Subsequent Events footnote for information regarding additional restructuring activities.

13.	Income Taxes
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
The provision for income taxes consists of the following components:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended August 31,
	2011	2010	2009
Provision for current federal taxes	$36.9	$24.0	$35.1
Provision for current state taxes	3.9	4.0	4.2
Provision for current foreign taxes	2.3	4.7	3.6
Provision (benefit) for deferred taxes	9.0	7.1	(0.8)
Total provision for income taxes	$52.1	$39.8	$42.1
A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2011	2010	2009
Federal income tax computed at statutory rate	$55.1	$41.6	$44.6
State income tax, net of federal income tax benefit	4.0	2.6	2.4
Foreign permanent differences and rate differential	(0.8)	(0.6)	(0.8)
Tax benefit on repatriation of foreign earnings	—	—	(0.4)
Other, net	(6.2)	(3.8)	(3.7)
Total provision for income taxes	$52.1	$39.8	$42.1
Components of the net deferred income taxes at August 31, 2011 and 2010 include:

	August 31,
	2011	2010
Deferred Income Tax Liabilities:
Depreciation	$(5.5)	$(4.4)
Goodwill and intangibles	(82.6)	(63.4)
Other liabilities	(6.1)	(1.6)
Total deferred income tax liabilities	(94.2)	(69.4)
Deferred Income Tax Assets:
Self-insurance	3.8	3.9
Pension	20.4	25.2
Deferred compensation	22.5	21.8
Bonuses	1.4	1.1
Net operating losses*	13.1	14.5
Other accruals not yet deductible	16.2	16.1
Other assets	3.8	3.9
Total deferred income tax assets	81.2	86.5
Valuation Allowance*	(5.4)	(6.3)
Net deferred income tax (liabilities) assets	$(18.4)	$10.8
_______________________________________

*	A substantial portion of the deferred income tax asset and valuation allowance relate to cumulative net operating losses incurred by Renaissance up to the date of acquisition.
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $38.6 at August 31, 2011; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.
As part of the Renaissance acquisition in fiscal 2010, the Company recognized deferred tax assets related to net operating

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses incurred by Renaissance, which are expected to expire between 2027 and 2029. In addition, the Company recorded an estimated valuation allowance related to the recoverability of the deferred tax assets based on Internal Revenue Service limitations, among other factors. At August 31, 2011, the Company recognized a valuation allowance attributable to these deferred tax assets in the amount of $4.1.
At August 31, 2011, the Company had state tax credit carryforwards of approximately $2.0, which will expire between 2012 and 2020. At August 31, 2011, the Company had federal net operating loss carryforwards of $34.0 that expire beginning in 2027, state net operating loss carryforwards of $12.1 that begin expiring in 2012, and foreign net operating loss carryforwards of $2.6 that begin expiring in 2016.
The gross amount of unrecognized tax benefits as of August 31, 2011, totaled $6.8, which includes $5.6 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2007 or for foreign income tax examinations before 2005. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2011 and 2010 is as follows:

	FY2011	FY2010
Unrecognized tax benefits balance at September 1	$6.7	$7.2
Additions based on tax positions related to the current year	0.4	0.2
Additions for tax positions of prior years	0.6	0.5
Reductions for tax positions of prior years	(0.2)	(0.8)
Reductions due to settlements	(0.2)	—
Reductions due to lapse of statute of limitations	(0.5)	(0.4)
Unrecognized tax benefits balance at August 31	$6.8	$6.7
During fiscal 2011, the Company did not increase its interest accrual associated with uncertain tax positions. Total accrued interest as of August 31, 2011 was $0.8. There were no accruals related to income tax penalties during fiscal 2011. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

14.	Subsequent Events
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2012, the Company repurchased 252,000 shares (whole units) of the Company’s outstanding common stock for total consideration of $9.2. The reacquisition of these shares completed the repurchase of the two million shares authorized by the Company's Board of Directors in July 2010. Additionally, in October 2011, the Company's Board of Directors approved the repurchase of an additional two million shares, or approximately 5%, of the Company's outstanding common stock. Under the October 2011 share repurchase program, the Company expects to acquire shares primarily through open market transactions, subject to market conditions and other factors.
Restructuring Activities
In an effort to obtain greater operating efficiencies, the Company will streamline the organization by realigning responsibilities primarily within various Selling, Distribution, and Administrative departments, resulting in a modest reduction of its workforce. The Company expects to record a pre-tax special charge related to these actions in the first quarter of fiscal 2012. The preliminary estimate for the pre-tax special charge is approximately $4.0, which consists primarily of employee severance and benefit costs. The Company expects that these actions to streamline its business activities will allow it to reduce costs, while permitting for the continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The Company expects to obtain annual cost savings from the above streamlining activities. The preliminary estimate for annual savings is $10.0, including approximately $6.0 expected to be realized in fiscal 2012.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Geographic Information
The Company has one operating segment. The geographic distribution of the Company’s net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2011	2010	2009
Net sales(1)
Domestic(2)	$1,604.5	$1,446.1	$1,479.7
International	191.2	180.8	177.7
Total	$1,795.7	$1,626.9	$1,657.4
Operating profit
Domestic(2)	$175.4	$139.9	$139.0
International	13.3	17.8	14.8
Total	$188.7	$157.7	$153.8
Income from Continuing Operations before Provision for Income Taxes
Domestic(2)	$145.5	$101.1	$111.3
International	12.1	17.7	16.0
Total	$157.6	$118.8	$127.3
Long-lived assets(3)
Domestic(2)	$140.8	$130.4	$140.1
International	32.7	31.8	32.2
Total	$173.5	$162.2	$172.3
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income from continuing operations before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, deferred compensation plan assets, long-term deferred income tax assets, and other long-term assets for continuing operations.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$127.2	$0.1	$—	$42.9	$—	$170.2
Accounts receivable, net	—	228.3	—	34.3	—	262.6
Inventories	—	156.7	—	9.2	—	165.9
Other current assets	6.0	19.8	—	6.0	—	31.8
Total Current Assets	133.2	404.9	—	92.4	—	630.5
Property, Plant, and Equipment, net	—	111.3	—	31.9	—	143.2
Goodwill	—	519.8	2.7	36.7	—	559.2
Intangible assets	—	106.8	125.5	1.9	—	234.2
Other long-term assets	3.5	19.1	—	7.7	—	30.3
Investments in subsidiaries	741.3	105.7	—	0.1	(847.1)	—
Total Assets	$878.0	$1,267.6	$128.2	$170.7	$(847.1)	$1,597.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.6	$191.2	$—	$11.0	$—	$203.8
Intercompany payable (receivable)	78.1	(43.0)	(78.6)	43.5	—	—
Other accrued liabilities	14.5	100.7	—	12.4	—	127.6
Total Current Liabilities	94.2	248.9	(78.6)	66.9	—	331.4
Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(30.0)	69.8	—	(3.4)	—	36.4
Other Long-Term Liabilities	56.8	48.2	—	14.2	—	119.2
Total Stockholders’ Equity	757.0	547.3	206.8	93.0	(847.1)	757.0
Total Liabilities and Stockholders’ Equity	$878.0	$1,267.6	$128.2	$170.7	$(847.1)	$1,597.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2010
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$163.1	$0.4	$—	$27.5	$—	$191.0
Accounts receivable, net	—	219.0	—	36.1	—	255.1
Inventories	—	139.5	—	9.5	—	149.0
Other current assets	7.2	19.0	—	5.0	—	31.2
Total Current Assets	170.3	377.9	—	78.1	—	626.3
Property, Plant, and Equipment, net	—	107.3	—	31.1	—	138.4
Goodwill	—	478.4	2.7	34.5	—	515.6
Intangible assets	—	72.8	124.3	2.4	—	199.5
Other long-term assets	4.6	7.2	—	12.0	—	23.8
Investments in subsidiaries	635.7	97.4	—	0.2	(733.3)	—
Total Assets	$810.6	$1,141.0	$127.0	$158.3	$(733.3)	$1,503.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.7	$178.5	$—	$15.8	$—	$195.0
Intercompany payable (receivable)	63.8	(30.0)	(60.2)	26.4	—	—
Other accrued liabilities	15.6	97.6	—	13.1	—	126.3
Total Current Liabilities	80.1	246.1	(60.2)	55.3	—	321.3
Long-Term Debt	—	353.3	—	—	—	353.3
Deferred Income Taxes	(18.5)	28.5	—	0.2	—	10.2
Other Long-Term Liabilities	54.6	54.0	—	15.8	—	124.4
Total Stockholders’ Equity	694.4	459.1	187.2	87.0	(733.3)	694.4
Total Liabilities and Stockholders’ Equity	$810.6	$1,141.0	$127.0	$158.3	$(733.3)	$1,503.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,603.4	$—	$192.3	$—	$1,795.7
Intercompany sales	—	—	27.7	71.8	(99.5)	—
Total Sales	—	1,603.4	27.7	264.1	(99.5)	1,795.7
Cost of Products Sold	—	934.1	—	203.4	(71.8)	1,065.7
Gross Profit	—	669.3	27.7	60.7	(27.7)	730.0
Selling, Distribution, and Administrative Expenses	25.3	483.8	4.6	55.3	(27.7)	541.3
Intercompany charges	(35.8)	30.9	—	4.9	—	—
Operating Profit	10.5	154.6	23.1	0.5	—	188.7
Interest expense (income), net	8.4	21.8	—	(0.3)	—	29.9
Equity earnings in subsidiaries	(103.9)	(3.1)	—	0.1	106.9	—
Miscellaneous (income) expense, net	(0.3)	1.6	—	(0.1)	—	1.2
Income from Continuing Operations before Provision for Income Taxes	106.3	134.3	23.1	0.8	(106.9)	157.6
Provision for Income Taxes	0.8	41.9	9.3	0.1	—	52.1
Net Income	$105.5	$92.4	$13.8	$0.7	$(106.9)	$105.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2010
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,437.8	$—	$189.1	$—	$1,626.9
Intercompany sales	—	—	25.3	62.4	(87.7)	—
Total Sales	—	1,437.8	25.3	251.5	(87.7)	1,626.9
Cost of Products Sold	—	842.6	—	185.2	(62.4)	965.4
Gross Profit	—	595.2	25.3	66.3	(25.3)	661.5
Selling, Distribution, and Administrative Expenses	24.3	440.6	4.1	51.7	(25.3)	495.4
Intercompany charges	(33.6)	28.6	—	5.0	—	—
Special Charge	0.6	7.3	—	0.5	—	8.4
Operating Profit	8.7	118.7	21.2	9.1	—	157.7
Interest expense (income), net	7.8	21.8	—	(0.2)	—	29.4
Loss on early debt extinguishment	—	10.5	—	—	—	10.5
Equity earnings in subsidiaries	(78.2)	(6.9)	—	0.1	85.0	—
Miscellaneous (income) expense, net	(0.3)	(1.0)	—	0.3	—	(1.0)
Income from Continuing Operations before Provision for Income Taxes	79.4	94.3	21.2	8.9	(85.0)	118.8
Provision for Income Taxes	0.4	28.3	7.4	3.7	—	39.8
Income from Continuing Operations	79.0	66.0	13.8	5.2	(85.0)	79.0
Income from Discontinued Operations	0.6	—	—	—	—	0.6
Net Income	$79.6	$66.0	$13.8	$5.2	$(85.0)	$79.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2009
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,473.2	$—	$184.2	$—	$1,657.4
Intercompany sales	—	—	29.4	59.2	(88.6)	—
Total Sales	—	1,473.2	29.4	243.4	(88.6)	1,657.4
Cost of Products Sold	—	902.3	—	179.2	(59.2)	1,022.3
Gross Profit	—	570.9	29.4	64.2	(29.4)	635.1
Selling, Distribution, and Administrative Expenses	22.3	405.7	4.1	51.9	(29.4)	454.6
Intercompany charges	(32.5)	26.8	—	5.7	—	—
Special Charge	(0.5)	19.5	—	7.7	—	26.7
Operating Profit (Loss)	10.7	118.9	25.3	(1.1)	—	153.8
Interest expense (income), net	6.7	22.0	—	(0.2)	—	28.5
Equity earnings in subsidiaries	(82.2)	(4.6)	—	0.1	86.7	—
Miscellaneous income, net	(0.1)	(0.8)	—	(1.1)	—	(2.0)
Income from Continuing Operations before Provision for Income Taxes	86.3	102.3	25.3	0.1	(86.7)	127.3
Provision for Income Taxes	1.1	31.6	9.4	—	—	42.1
Income from Continuing Operations	85.2	70.7	15.9	0.1	(86.7)	85.2
Loss from Discontinued Operations	(0.3)	—	—	—	—	(0.3)
Net Income	$84.9	$70.7	$15.9	$0.1	$(86.7)	$84.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$126.3	$18.0	$—	$16.8	$—	$161.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(20.0)	—	(3.3)	—	(23.3)
Proceeds from sale of property, plant, and equipment	—	1.2	—	—	—	1.2
Investments in subsidiaries	(90.4)	—	—	—	90.4	—
Acquisitions of business and intangible assets	—	(90.4)	—	—	—	(90.4)
Net Cash Used for Investing Activities	(90.4)	(109.2)	—	(3.3)	90.4	(112.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(61.0)	—	—	—	—	(61.0)
Excess tax benefits from share-based payments	5.3	—	—	—	—	5.3
Intercompany capital	—	90.4	—	—	(90.4)	—
Dividends paid	(22.6)	—	—	—	—	(22.6)
Net Cash (Used for) Provided by Financing Activities	(71.8)	90.4	—	—	(90.4)	(71.8)
Effect of Exchange Rate Changes on Cash	—	0.5	—	1.9	—	2.4
Net Change in Cash and Cash Equivalents	(35.9)	(0.3)	—	15.4	—	(20.8)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0
Cash and Cash Equivalents at End of Period	$127.2	$0.1	$—	$42.9	$—	$170.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2010
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$232.7	$(91.3)	$—	$19.1	$—	$160.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(19.4)	—	(2.5)	—	(21.9)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2
Investments in subsidiaries	(14.6)	—	—	—	14.6	—
Acquisitions of business and intangible assets	(8.0)	(14.6)	—	—	—	(22.6)
Net Cash Used for Investing Activities	(22.6)	(33.9)	—	(2.4)	14.6	(44.3)
Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(36.1)	—	—	—	—	(36.1)
Excess tax benefits from share-based payments	2.8	—	—	—	—	2.8
Intercompany capital	—	14.6	—	—	(14.6)	—
Dividends paid	(22.6)	—	—	—	—	(22.6)
Net Cash (Used for) Provided by Financing Activities	(49.4)	125.6	—	(2.4)	(14.6)	59.2
Effect of Exchange Rate Changes on Cash	—	(0.6)	—	(2.5)	—	(3.1)
Net Change in Cash and Cash Equivalents	160.7	(0.2)	—	11.8	—	172.3
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7
Cash and Cash Equivalents at End of Period	$163.1	$0.4	$—	$27.5	$—	$191.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2009
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(90.6)	$182.8	$—	$0.5	$—	$92.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(17.7)	—	(3.5)	—	(21.2)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2
Investments in subsidiaries	(162.1)	—	—	—	162.1	—
Acquisitions of businesses	—	(162.1)	—	—	—	(162.1)
Net Cash Used for Investing Activities	(162.1)	(179.7)	—	(3.4)	162.1	(183.1)
Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	(0.4)	(162.0)	—	—	—	(162.4)
Intercompany borrowings (payments)	—	2.0	—	(2.0)	—	—
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
Excess tax benefits from share-based payments	0.4	—	—	—	—	0.4
Intercompany capital	—	162.1	—	—	(162.1)	—
Dividends paid	(21.6)	—	—	—	—	(21.6)
Net Cash (Used for) Provided by Financing Activities	(18.6)	2.1	—	(2.0)	(162.1)	(180.6)
Cash Flows from Discontinued Operations:
Net Cash Used for Operating Activities	(0.3)	—	—	—	—	(0.3)
Net Cash Used for Discontinued Operations	(0.3)	—	—	—	—	(0.3)
Effect of Exchange Rate Changes on Cash	—	(4.6)	—	(2.5)	—	(7.1)
Net Change in Cash and Cash Equivalents	(271.6)	0.6	—	(7.4)	—	(278.4)
Cash and Cash Equivalents at Beginning of Period	274.0	—	—	23.1	—	297.1
Cash and Cash Equivalents at End of Period	$2.4	$0.6	$—	$15.7	$—	$18.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$425.0	$416.2	$458.3	$496.2
Gross Profit	176.1	163.9	189.6	200.4
Income from Continuing Operations	24.4	19.9	27.0	34.2
Net Income	$24.4	$19.9	$27.0	$34.2
Basic Earnings per Share	$0.57	$0.46	$0.63	$0.80
Diluted Earnings per Share	$0.56	$0.45	$0.62	$0.79

	Fiscal Year 2010
	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter(1)
Net Sales	$391.7	$383.5	$407.6	$444.1
Gross Profit	161.3	152.3	163.6	184.4
Income from Continuing Operations	23.3	7.2	21.3	27.2
Income (Loss) from Discontinued Operations	—	0.6	—	—
Net Income	$23.3	$7.8	$21.3	$27.2
Basic Earnings per Share from Continuing Operations	$0.54	$0.17	$0.49	$0.63
Basic Earnings per Share from Discontinued Operations	—	0.01	—	—
Basic Earnings per Share	$0.54	$0.18	$0.49	$0.63
Diluted Earnings per Share from Continuing Operations	$0.53	$0.16	$0.48	$0.62
Diluted Earnings per Share from Discontinued Operations	—	0.01	—	—
Diluted Earnings per Share	$0.53	$0.17	$0.48	$0.62
_______________________________________

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the

Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2011 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CEO and CFO Certifications
The Company’s Chief Executive Officer as well as the Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. In addition, on January 26, 2011, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, is included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2011 Summary Compensation Table, Fiscal 2011 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2011 Year-End, Option Exercises and Stock Vested in Fiscal 2011, Pension Benefits in Fiscal 2011, Fiscal 2011 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2012, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	33
	Reports of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets as of August 31, 2011 and 2010	36
	Consolidated Statements of Income for the years ended August 31, 2011, 2010, and 2009	37
	Consolidated Statements of Cash Flows for the years ended August 31, 2011, 2010, and 2009	38
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2011, 2010, and 2009	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	88
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

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
	(c)	Stock Purchase Agreement dated March 18, 2009 by and between Acuity Brands, Inc., Acuity Brands Lighting, Inc., Sensor Switch, Inc., and Brian Platner.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on March 18, 2009, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.
	(d)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(e)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10 (i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
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

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on January 6, 2009, which is incorporated herein by reference.
	(4)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(8)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(9)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(10)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(11)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(12)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
(13)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(14)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(15)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(16)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(17)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(18)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(19)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(20)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(21)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(22)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(23)	Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(24)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(25)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(26)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(27)	Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(28)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006 (formerly known as the “Nonemployee Director Deferred Stock Unit Plan”).	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(30)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(31)	2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.
(32)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(33)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(34)	Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(35)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(36)	Form of Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(37)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(38)	Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(39)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(40)	Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(41)	Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.

(42)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(43)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(44)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(45)	Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(46)	Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(49)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(50)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.
(51)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(52)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(53)	Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(54)	Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(89) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(55)	Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(90) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(56)	Amendment No. 1 to Amended and Restated Change in Control Agreement with Jeremy M. Quick.	Reference is made to Exhibit 10(iii)A(92) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(57)	Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10 (h) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(58)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(59)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(60)	Employment Letter dated October 29, 2004 between Acuity Brands Lighting, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10 (e) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(61)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(62)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(63)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(64)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10(iii)A(80) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(65)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(66)	Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(67)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(68)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(69)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(70)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(71)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Jeremy M. Quick.	Reference is made to Exhibit 10 (e) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.

	(72)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
EXHIBIT 12		Statement re Computation of Ratios.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101**
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2011, filed on October 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended August 31, 2011, 2010, and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2011, 2010, and 2009, (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended August 31, 2011, 2010, and 2009 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

______________________________________
* Acuity Brands, Inc., operated under the name L&C Spinco, Inc. from July 27, 2001 — November 9, 2001.
** Users of this data are advised that, in accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 28, 2011	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 28, 2011
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 28, 2011
Richard K. Reece

	*	Director	October 28, 2011
Peter C. Browning

	*	Director	October 28, 2011
George C. (Jack) Guynn

	*	Director	October 28, 2011
Gordon D. Harnett

	*	Director	October 28, 2011
Robert F. McCullough

	*	Director	October 28, 2011
Julia B. North

	*	Director	October 28, 2011
Ray M. Robinson

	*	Director	October 28, 2011
Norman H. Wesley

	*	Director	October 28, 2011
Neil Williams

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 28, 2011
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
for the Years Ended August 31, 2011, 2010, and 2009
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts(1)	Deductions	Balance at End of Year
Year Ended August 31, 2011:
Reserve for doubtful accounts	$2.0	0.4	0.1	0.7	1.8
Reserve for estimated warranty and recall costs	$3.6	5.1	0.6	5.1	4.2
Reserve for estimated returns and allowances	$4.8	45.5	—	45.4	4.9
Self-insurance reserve(2)	$9.5	6.0	—	6.4	9.1
Year Ended August 31, 2010:
Reserve for doubtful accounts	$1.9	0.8	(0.1)	0.6	2.0
Reserve for estimated warranty and recall costs	$3.4	4.9	0.2	4.9	3.6
Reserve for estimated returns and allowances	$4.4	42.8	—	42.4	4.8
Self-insurance reserve(2)	$11.7	3.6	0.2	6.0	9.5
Year Ended August 31, 2009:
Reserve for doubtful accounts	$1.6	0.6	(0.1)	0.2	1.9
Reserve for estimated warranty and recall costs	$4.9	2.7	—	4.2	3.4
Reserve for estimated returns and allowances	$5.3	45.7	—	46.6	4.4
Self-insurance reserve(2)	$12.6	5.6	0.5	7.0	11.7
_______________________________________

(1)	Includes recoveries and adjustments credited to the reserve.

(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.