Form 10-Q
period 2011-11-30
ACUITY BRANDS INC
filed 2012-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011.
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
_____________________________________________
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
Common stock — $0.01 par value — 42,106,694 shares as of January 5, 2012.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30, 2011	August 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172.7	$170.2
Accounts receivable, less reserve for doubtful accounts of $1.8 at November 30, 2011 and August 31, 2011	262.6	262.6
Inventories	162.5	165.9
Deferred income taxes	15.7	16.0
Prepayments and other current assets	25.7	15.8
Total Current Assets	639.2	630.5
Property, Plant, and Equipment, at cost:
Land	7.1	8.4
Buildings and leasehold improvements	111.4	121.2
Machinery and equipment	355.7	355.3
Total Property, Plant, and Equipment	474.2	484.9
Less — Accumulated depreciation and amortization	340.6	341.7
Property, Plant, and Equipment, net	133.6	143.2
Other Assets:
Goodwill	559.6	559.2
Intangible assets	233.0	234.2
Deferred income taxes	2.0	2.0
Other long-term assets	27.6	28.3
Total Other Assets	822.2	823.7
Total Assets	$1,595.0	$1,597.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$198.9	$203.8
Accrued compensation	22.8	45.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	94.5	81.4
Total Current Liabilities	317.4	331.4
Long-Term Debt	353.4	353.4
Accrued Pension Liabilities, less current portion	56.7	60.5
Deferred Income Taxes	36.3	36.4
Self-Insurance Reserves, less current portion	7.3	7.3
Other Long-Term Liabilities	58.5	51.4
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,188,136 issued and 41,468,881 outstanding at November 30, 2011; and 50,956,137 issued and 41,488,882 outstanding at August 31, 2011	0.5	0.5
Paid-in capital	682.4	680.3
Retained earnings	565.5	541.0
Accumulated other comprehensive loss items	(62.9)	(53.8)
Treasury stock, at cost, 9,719,255 at November 30, 2011 and 9,467,255 shares at August 31, 2011	(420.1)	(411.0)
Total Stockholders’ Equity	765.4	757.0
Total Liabilities and Stockholders’ Equity	$1,595.0	$1,597.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended November 30,
	2011	2010
Net Sales	$474.3	$425.0
Cost of Products Sold	280.7	248.9
Gross Profit	193.6	176.1
Selling, Distribution, and Administrative Expenses	140.3	130.6
Special Charge	2.7	—
Operating Profit	50.6	45.5
Other Expense (Income):
Interest Expense, net	7.7	7.5
Miscellaneous (Income) Expense, net	(2.9)	1.2
Total Other Expense	4.8	8.7
Income before Provision for Income Taxes	45.8	36.8
Provision for Income Taxes	15.9	12.4
Net Income	$29.9	$24.4
Earnings Per Share:
Basic Earnings per Share	$0.71	$0.57
Basic Weighted Average Number of Shares Outstanding	41.2	42.0
Diluted Earnings per Share	$0.70	$0.56
Diluted Weighted Average Number of Shares Outstanding	41.7	42.8
Dividends Declared per Share	$0.13	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended November 30,
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$29.9	$24.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10.1	9.6
Share-based compensation expense, net	0.2	(1.1)
Excess tax benefits from share-based payments	(1.1)	(2.9)
Loss on the sale or disposal of property, plant, and equipment	0.1	—
Deferred income taxes	(2.2)	(1.0)
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(1.7)	11.5
Inventories	2.9	(17.8)
Prepayments and other current assets	(5.5)	(5.4)
Accounts payable	(4.2)	(11.8)
Other current liabilities	(7.2)	(8.7)
Other	6.4	8.5
Net Cash Provided by Operating Activities	27.7	5.3
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(4.2)	(6.7)
Proceeds from sale of property, plant, and equipment	—	0.1
Acquisitions of businesses and intangible assets, net of cash acquired	(3.8)	(36.2)
Net Cash Used for Investing Activities	(8.0)	(42.8)
Cash Provided by (Used for) Financing Activities:
Repurchases of common stock	(9.2)	(2.9)
Proceeds from stock option exercises and other	0.8	3.3
Excess tax benefits from share-based payments	1.1	2.9
Dividends paid	(5.5)	(5.6)
Net Cash Used for Financing Activities	(12.8)	(2.3)
Effect of Exchange Rate Changes on Cash	(4.4)	1.0
Net Change in Cash and Cash Equivalents	2.5	(38.8)
Cash and Cash Equivalents at Beginning of Period	170.2	191.0
Cash and Cash Equivalents at End of Period	$172.7	$152.2
Supplemental Cash Flow Information:
Income taxes paid during the period	$7.5	$3.0
Interest paid during the period	$2.4	$2.2

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
Since fiscal 2010, the Company has made the following acquisitions to expand and enhance its portfolio of lighting solutions.
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
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2011, the consolidated results of operations for the three months ended November 30, 2011 and 2010, and the consolidated cash flows for the three months ended November 30, 2011 and 2010. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2011 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2011 and 2010, are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2012.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications have occurred during the current period.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed financial statements at November 30, 2011. No material events or transactions have occurred during the current period that require disclosure in the Notes to Consolidated Financial Statements.

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2012
No material impact was realized from recently adopted accounting standards for the three months ended November 30, 2011.
Accounting Standards Yet to Be Adopted
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company's results of operations, financial condition, and cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. Although the provisions of this update will change the presentation of the consolidated financial statements of the Company, no material impact is expected on the Company's results of operations, financial condition, and cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

affected by the provisions of this standards update. ASU 2011-08 is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2011-08 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

4.	Acquisitions
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
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities. Based in Fairview, Pennsylvania, Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings. The operating results of Healthcare Lighting have been included in the Company's consolidated financial statements since the date of acquisition. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of November 30, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, educational, governmental, and office applications. The operating results of Sunoptics have been included in the Company's consolidated financial statements since the date of acquisition. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of November 30, 2011. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale and ceases the depreciation and amortization of the assets upon the development of a plan for disposal and in accordance with applicable U.S. GAAP. During the first quarter of fiscal 2012, the Company ceased operations at one manufacturing facility and is currently actively marketing the site for sale. As of November 30, 2011, the carrying value of the property transferred to assets held for sale (included in Prepayments and other current assets) from Property, Plant, and Equipment, net, on the Consolidated Balance Sheets equaled $4.8.
Further details regarding the Company’s other assets held for sale are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2011 and August 31, 2011:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements as of:
	November 30, 2011		August 31, 2011
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$172.7	$172.7	$170.2	$170.2
Short-term investments(1)	0.8	0.8	0.8	0.8
Long-term investments(1)	1.2	1.2	1.2	1.2
Liabilities:
Deferred compensation plan(1) (current portion)	$0.8	$0.8	$0.8	$0.8
Deferred compensation plan(1) (long-term portion)	$1.2	$1.2	$1.2	$1.2
_______________________________________

(1)
The Company maintains certain investments that generate returns that offset changes in certain liabilities related to a self-directed, non-qualified deferred compensation plan structured as a rabbi trust primarily for certain retired executives and other highly compensated employees.

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
No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
Disclosures of fair value information about financial instruments (whether or not recognized in the balance sheet), for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2011 and August 31, 2011:

	November 30, 2011		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$394.7	$349.4	$373.9
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

estimates that the face amount of the bond approximates fair value as of November 30, 2011.
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
Summarized information for the Company’s acquired intangible assets is as follows:

	November 30, 2011		August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and patented technology	$42.7	$(14.8)	$42.7	$(14.5)
Trademarks and trade names	24.0	(5.3)	24.0	(5.1)
Distribution network	61.8	(25.1)	61.8	(23.5)
Customer relationships	57.6	(7.3)	55.6	(6.4)
Other	5.9	(2.6)	5.9	(2.4)
Total	$192.0	$(55.1)	$190.0	$(51.9)
Unamortized trade names	$96.1		$96.1
The current year increases in the gross carrying amounts for the acquired intangible assets were due primarily to the adjustments for the acquisitions of Sunoptics and Healthcare Lighting (refer to the Acquisitions footnote herein). The provisional amounts for the acquired intangible assets are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combinations.
The Company recorded amortization expense of $3.2 and $2.3 related to intangible assets with finite lives during the three months ended November 30, 2011 and 2010, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.6 in fiscal 2012, $10.5 in fiscal 2013, $10.5 in fiscal 2014, $10.2 in fiscal 2015, and $9.6 in fiscal 2016.
The changes in the carrying amount of goodwill during the three months ended November 30, 2011, are summarized as follows:

Goodwill:
Balance as of September 1, 2011	$559.2
Acquisitions	2.9
Adjustments for acquired businesses	(1.3)
Currency translation adjustments	(1.2)
Balance as of November 30, 2011	$559.6
The increase in goodwill was attributable to completed business combinations during the first three months of fiscal 2012 and is comprised of, among other things, market participant and Company-specific expected synergies and the knowledge and expertise of employees of the acquired entities. These amounts will not be final until completion of the identification and valuation of all intangible assets acquired.
Further discussion of the Company’s goodwill and other intangible assets are included within the Significant Accounting

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

8.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	November 30, 2011	August 31, 2011
Raw materials and supplies	$88.1	$90.5
Work in process	6.4	7.1
Finished goods	78.9	78.5
	173.4	176.1
Less: Reserves	(10.9)	(10.2)
Total Inventory	$162.5	$165.9

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 269,659 and 21,740 (whole units) were excluded from the diluted earnings per share calculation for the three months ended November 30, 2011 and 2010, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards are included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,
	2011	2010
Basic Earnings per Share:
Net income	$29.9	$24.4
Less: Income attributable to participating securities	(0.6)	(0.5)
Net income available to common shareholders	$29.3	$23.9
Basic weighted average shares outstanding	41.2	42.0
Basic earnings per share	$0.71	$0.57
Diluted Earnings per Share:
Net income	$29.9	$24.4
Less: Income attributable to participating securities	(0.6)	(0.5)
Net income available to common shareholders	$29.3	$23.9
Basic weighted average shares outstanding	41.2	42.0
Common stock equivalents	0.5	0.8
Diluted weighted average shares outstanding	41.7	42.8
Diluted earnings per share	$0.70	$0.56

10.	Comprehensive Income
Comprehensive income represents the measures of all changes in equity that result from recognized transactions and other

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended November 30,
	2011	2010
Net income	$29.9	$24.4
Foreign currency translation adjustments	(9.1)	4.5
Comprehensive income	$20.8	$28.9

11.	Debt
Lines of Credit
On October 19, 2007, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Company was compliant with all financial covenants under the Revolving Credit Facility as of November 30, 2011. As of November 30, 2011, the Company had outstanding letters of credit totaling $13.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands, providing credit support for the Company's industrial revenue bond, and securing procurement of sourced product from international vendors. At November 30, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.2.
Further details regarding the Company’s lines of credit are included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Notes
At November 30, 2011, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended November 30,
	2011	2010
Interest expense	$7.8	$7.6
Interest income	(0.1)	(0.1)
Interest expense, net	$7.7	$7.5

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2011, no material changes have occurred in the Company’s reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the Company’s Form 10-K.
For more information on the Company’s commitments and contingencies, please refer to the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
Product Warranty and Recall Costs
Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. However, there can be no assurance that future warranty costs will not exceed historical experience. Estimated recall costs are recognized upon such time that the Company becomes aware of product defects and other issues. If actual future warranty costs exceed historical amounts or unforeseen recall costs occur, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows in future periods.
As of August 31, 2011, the Company had product warranty and recall reserves of $4.2. The Company made payments of $1.8 related to warranty claims and recognized additional estimated warranty and recall liabilities of $1.4 during the three-month period ended November 30, 2011. As of November 30, 2011, the Company had remaining product warranty and recall reserves of $3.8 (included in Other accrued liabilities on the Consolidated Balance Sheets).

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs are more fully discussed within the Company’s Form 10-K. The Company recorded $4.2 and $3.4 of share-based expense for the three months ended November 30, 2011 and 2010, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and amounted to $1.1 and $2.9 for the three months ended November 30, 2011 and 2010, respectively.

14.	Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2011 and 2010, included the following components:

	Three Months Ended November 30,
	2011	2010
Service cost	$0.8	$0.8
Interest cost	2.1	2.1
Expected return on plan assets	(1.9)	(1.9)
Recognized actuarial loss	1.1	1.2
Net periodic pension cost	$2.1	$2.2

15.	Special Charge
Fiscal 2008-2010 Actions
In previous fiscal years, the Company commenced actions to streamline and simplify its organizational structure and operations. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

terminated employees. Further details regarding the Company’s previous streamlining activities are included within the Special Charge footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
At August 31, 2011, the Company had severance and exit costs reserves of $3.5 and $0.3, respectively. The Company made payments of $1.6 and $0.1 related to severance and exit costs, respectively, during the three-month period ended November 30, 2011. As of November 30, 2011, the Company had remaining severance and exit costs reserves of $1.9 and $0.2, respectively, related to previous restructuring activities, which are included in Accrued Compensation on the Consolidated Balance Sheets.
Fiscal 2012 Actions
In an effort to obtain greater operating efficiencies, the Company continued efforts to streamline the organization by realigning responsibilities primarily within various Selling, Distribution, and Administrative departments, resulting in a modest reduction of its workforce initiated during fiscal 2012. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs, while permitting for the continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. Management is evaluating possible further cost-saving measures that may result in additional charges this fiscal year.
During the first quarter of fiscal 2012, the Company recognized severance costs of $2.7. In addition, the Company made payments of $1.5 related to these severance costs during the three-month period ended November 30, 2011. As of November 30, 2011, the Company had remaining reserves for severance costs of $1.2 related to the fiscal 2012 restructuring activities, which are included in Accrued Compensation on the Consolidated Balance Sheets.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt footnote herein for further information.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$140.5	$1.0	$—	$31.2	$—	$172.7
Accounts receivable, net	—	229.6	—	33.0	—	262.6
Inventories	—	153.4	—	9.1	—	162.5
Other current assets	24.3	10.3	—	6.8	—	41.4
Total Current Assets	164.8	394.3	—	80.1	—	639.2
Property, Plant, and Equipment, net	—	104.6	—	29.0	—	133.6
Goodwill	—	518.5	2.7	38.4	—	559.6
Intangible assets	—	106.7	124.5	1.8	—	233.0
Other long-term assets	4.7	19.5	—	5.4	—	29.6
Investments in subsidiaries	781.9	99.9	—	—	(881.8)	—
Total Assets	$951.4	$1,243.5	$127.2	$154.7	$(881.8)	$1,595.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.2	$188.3	$—	$10.4	$—	$198.9
Intercompany payable (receivable)	132.7	(81.9)	(83.6)	32.8	—	—
Other accrued liabilities	20.3	85.3	—	12.9	—	118.5
Total Current Liabilities	153.2	191.7	(83.6)	56.1	—	317.4
Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(30.1)	69.8	—	(3.4)	—	36.3
Other Long-Term Liabilities	62.9	44.3	—	15.3	—	122.5
Total Stockholders’ Equity	765.4	584.3	210.8	86.7	(881.8)	765.4
Total Liabilities and Stockholders’ Equity	$951.4	$1,243.5	$127.2	$154.7	$(881.8)	$1,595.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$127.2	$0.1	$—	$42.9	$—	$170.2
Accounts receivable, net	—	228.3	—	34.3	—	262.6
Inventories	—	156.7	—	9.2	—	165.9
Other current assets	6.0	19.8	—	6.0	—	31.8
Total Current Assets	133.2	404.9	—	92.4	—	630.5
Property, Plant, and Equipment, net	—	111.3	—	31.9	—	143.2
Goodwill	—	519.8	2.7	36.7	—	559.2
Intangible assets	—	106.8	125.5	1.9	—	234.2
Other long-term assets	3.5	19.1	—	7.7	—	30.3
Investments in subsidiaries	741.3	105.7	—	0.1	(847.1)	—
Total Assets	$878.0	$1,267.6	$128.2	$170.7	$(847.1)	$1,597.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.6	$191.2	$—	$11.0	$—	$203.8
Intercompany payable (receivable)	78.1	(43.0)	(78.6)	43.5	—	—
Other accrued liabilities	14.5	100.7	—	12.4	—	127.6
Total Current Liabilities	94.2	248.9	(78.6)	66.9	—	331.4
Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(30.0)	69.8	—	(3.4)	—	36.4
Other Long-Term Liabilities	56.8	48.2	—	14.2	—	119.2
Total Stockholders’ Equity	757.0	547.3	206.8	93.0	(847.1)	757.0
Total Liabilities and Stockholders’ Equity	$878.0	$1,267.6	$128.2	$170.7	$(847.1)	$1,597.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Quarter Ended November 30, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$422.8	$—	$51.5	$—	$474.3
Intercompany sales	—	—	7.4	16.1	(23.5)	—
Total Sales	—	422.8	7.4	67.6	(23.5)	474.3
Cost of Products Sold	—	244.7	—	52.1	(16.1)	280.7
Gross Profit	—	178.1	7.4	15.5	(7.4)	193.6
Selling, Distribution, and Administrative Expenses	6.7	125.6	0.9	14.5	(7.4)	140.3
Intercompany charges	(0.9)	0.6	—	0.3	—	—
Special Charge	—	2.7	—	—	—	2.7
Operating Profit	(5.8)	49.2	6.5	0.7	—	50.6
Interest expense (income), net	2.3	5.5	—	(0.1)	—	7.7
Equity earnings in subsidiaries	(34.9)	(3.0)	—	—	37.9	—
Miscellaneous (income) expense, net	(0.1)	0.2	—	(3.0)	—	(2.9)
Income from Continuing Operations before Provision for Income Taxes	26.9	46.5	6.5	3.8	(37.9)	45.8
Provision for Income Taxes	(3.0)	15.3	2.5	1.1	—	15.9
Net Income	$29.9	$31.2	$4.0	$2.7	$(37.9)	$29.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Quarter Ended November 30, 2010
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$367.8	$—	$57.2	$—	$425.0
Intercompany sales	—	—	6.3	17.9	(24.2)	—
Total Sales	—	367.8	6.3	75.1	(24.2)	425.0
Cost of Products Sold	—	215.0	—	51.8	(17.9)	248.9
Gross Profit	—	152.8	6.3	23.3	(6.3)	176.1
Selling, Distribution, and Administrative Expenses	6.7	113.6	1.2	15.4	(6.3)	130.6
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Operating Profit	(5.8)	38.7	5.1	7.5	—	45.5
Interest expense (income), net	2.1	5.5	—	(0.1)	—	7.5
Equity earnings in subsidiaries	(29.5)	(5.1)	—	0.1	34.5	—
Miscellaneous (income) expense, net	(0.1)	(0.1)	—	1.4	—	1.2
Income from Continuing Operations before Provision for Income Taxes	21.7	38.4	5.1	6.1	(34.5)	36.8
Provision for Income Taxes	(2.7)	11.6	1.7	1.8	—	12.4
Net Income	$24.4	$26.8	$3.4	$4.3	$(34.5)	$24.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Quarter Ended November 30, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$29.9	$6.5	$—	$(8.7)	$—	$27.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(3.8)	—	(0.4)	—	(4.2)
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(7.6)	—	(0.4)	3.8	(8.0)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	0.8	—	—	—	—	0.8
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	1.1	—	—	—	—	1.1
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net Cash (Used for) Provided by Financing Activities	(12.8)	3.8	—	—	(3.8)	(12.8)
Effect of Exchange Rate Changes on Cash	—	(1.8)	—	(2.6)	—	(4.4)
Net Change in Cash and Cash Equivalents	13.3	0.9	—	(11.7)	—	2.5
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$140.5	$1.0	$—	$31.2	$—	$172.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Quarter Ended November 30, 2010
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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of November 30, 2011 and for the three months ended November 30, 2011 and 2010. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2011 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. As of November 30, 2011, the Company operates 22 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
Please refer to the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements for more information on the Company's structure.
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
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company common stock, fund acquisitions, and pay dividends.
The Company’s cash position at November 30, 2011 was $172.7, an increase of $2.5 from August 31, 2011. During the three months ended November 30, 2011, the Company generated net cash from operating activities of $27.7 with additional cash received of $0.8 from stock issuances in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the first fiscal quarter for capital expenditures of $4.2 and acquisitions (net of cash assumed) of $3.8. In addition, the Company repurchased 252,000 shares of common stock of the Company for $9.2 and paid dividends to stockholders of $5.5. Changes in foreign currency exchange rates negatively impacted international cash balances by $4.4.
During the three months ended November 30, 2011, the Company generated net cash from operating activities of $27.7 compared with $5.3 generated in the prior-year period. This increase was due largely to higher net income and lower growth in operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable- each net of the impact of acquisitions) compared to the respective prior-year period. The prior year increase in operating working capital, excluding the impact of acquisitions, was due primarily to strategic purchases of certain commodities and components to better support customer service and relocation of production during the three months ended November 30, 2010. A similar increase in inventory levels did not occur during the three months ended November 30, 2011. Rather, overall inventory levels decreased during the three months ended November 30, 2011, as a result of the timing of inventory purchases and improved inventory management.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $4.2 and $6.7 in the first three months of fiscal 2012 and 2011, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest up to $40.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2012.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2011, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2011 and consisted primarily of fixed-rate obligations.
On October 19, 2007, the Company executed a $250.0 revolving credit facility, which matures in October 2012 (the “Revolving Credit Facility”). As of November 30, 2011, the Company was compliant with all financial covenants under the Revolving Credit Facility. At November 30, 2011, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.2. The Company expects to enter into a new revolving credit facility in fiscal 2012 to replace the Revolving Credit Facility. Management currently believes that the new revolving credit facility agreement will likely be consummated with both higher drawn and undrawn costs, reflecting current market terms for syndicated revolving credit facilities. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2012, the Company’s consolidated stockholders’ equity increased $8.4 to $765.4 at November 30, 2011 from $757.0 at August 31, 2011. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by repurchases of common stock, foreign currency translation adjustments, and payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 31.6% and 31.8% at November 30, 2011 and August 31, 2011, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 19.1% at November 30, 2011 and 19.4% at August 31, 2011.
Dividends
Acuity Brands paid dividends on its common stock of $5.5 ($0.13 per share) during the three months ended November 30, 2011 compared with $5.6 ($0.13 per share) during the three months ended November 30, 2010. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands Board of Directors deems relevant.

Results of Operations
First Quarter of Fiscal 2012 Compared with First Quarter of Fiscal 2011
The following table sets forth information comparing the components of net income for the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$474.3	$425.0	$49.3		11.6%
Cost of Products Sold	280.7	248.9	31.8		12.8%
Gross Profit	193.6	176.1	17.5		9.9%
Percent of net sales	40.8%	41.4%	(60)	bps
Selling, Distribution, and Administrative Expenses	140.3	130.6	9.7		7.4%
Special Charge	2.7	—	2.7		100.0%
Operating Profit	50.6	45.5	5.1		11.2%
Percent of net sales	10.7%	10.7%	—	bps
Other Expense (Income)
Interest Expense, net	7.7	7.5	0.2		2.7%
Miscellaneous (Income) Expense, net	(2.9)	1.2	(4.1)		NM
Total Other Expense	4.8	8.7	(3.9)		(44.8)%
Income before Provision for Income Taxes	45.8	36.8	9.0		24.5%
Percent of net sales	9.7%	8.7%	100	bps
Provision for Taxes	15.9	12.4	3.5		28.2%
Effective tax rate	34.7%	33.7%
Net Income	29.9	24.4	5.5		22.5%
Diluted Earnings per Share	$0.70	$0.56	$0.14		25.0%
NM - not meaningful
Net sales were $474.3 for the three months ended November 30, 2011, compared with $425.0 reported for the three months ended November 30, 2010, an increase of $49.3, or approximately 12%. For the three months ended November 30, 2011, the Company reported net income of $29.9 compared with $24.4 for the three months ended November 30, 2010. For the first quarter of fiscal 2012, diluted earnings per share increased 25% to $0.70 from $0.56 for the prior-year period.
The table below reconciles certain U.S. GAAP financial measures referred to in the discussion of the Company's results of operations to the corresponding non-U.S. GAAP measures, which exclude special charges associated with continued efforts to streamline the organization by realigning responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended November 30,
	2011	2010
Operating Profit	$50.6	$45.5
Addback: Special Charge	2.7	—
Adjusted Operating Profit	$53.3	$45.5
Percent of net sales	11.2%	10.7%
Net Income	$29.9	$24.4
Addback: Special Charge, net of tax	1.7	—
Adjusted Net Income	$31.6	$24.4
Diluted Earnings per Share	$0.70	$0.56
Addback: Special Charge, net of tax	0.04	—
Adjusted Diluted Earnings per Share	$0.74	$0.56

Net Sales
Net sales for the three months ended November 30, 2011, increased by 11.6% compared with the prior-year period. Excluding the impact from acquisitions, net sales for the first quarter of fiscal 2012 rose 8.5% compared with the prior-year period. Unit volumes increased by slightly more than 7% over the prior-year period driven largely by increased shipments across most sales channels, partially offset by a decline in sales volume for certain international locations. The Company experienced higher demand within the non-residential commercial and industrial and home center channels, as well as from other large retailers. Although it is not possible to precisely quantify the separate impact of changes in product prices and the mix of products sold ("price/mix"), the Company estimates that favorable changes in price/mix contributed approximately two percentage points to the increase in net sales during the first three months of fiscal 2012, as the favorable impact of price increases implemented over the prior twelve months was partially offset by an unfavorable mix of products sold in certain channels.
Gross Profit
Gross profit for the first quarter of fiscal 2012 increased $17.5, or 9.9%, to $193.6 compared with $176.1 for the prior-year period. The increase was due primarily to the increase in overall sales volumes, favorable contributions from acquired businesses, modest improvements in price/mix, and benefits from productivity improvements. These benefits were partially offset by the impact of higher material and component costs of approximately $11.0 in the first three months of fiscal 2012 compared with the year-ago period. Although management believes that the increase in material and component costs during the first quarter of fiscal 2012 was substantially offset by price increases implemented over the prior twelve months, these higher input costs negatively impacted gross profit margins. In addition, unfavorable product mix changes, including greater sales of LED products, negatively impacted gross profit margins. These unfavorable items were partially offset by the benefits of improved spending in manufacturing operations, including productivity improvements. As a result of these factors, gross profit margin decreased by 60 basis points to 40.8% for the three months ended November 30, 2011 compared with the prior-year period.
Operating Profit
SD&A expenses for the three months ended November 30, 2011, were $140.3 compared with $130.6 in the prior-year period, which represented an increase of $9.7, or 7.4%. The increase in SD&A expenses was due primarily to additional costs associated with recently acquired businesses, higher commission and freight costs in support of higher sales, and selected spending for long-term growth opportunities. Fiscal 2012 first quarter SD&A expenses were 29.6% of net sales, 110 basis points lower than the prior-year period.
During the first quarter of fiscal 2012, the Company recorded a pre-tax special charge of $2.7 related to streamlining efforts undertaken during the current quarter. The special charge related to severance and related employee benefit costs were associated with a modest reduction in workforce. See the Outlook section for more information on these actions.
Operating profit for the first three months of fiscal 2012 was $50.6 compared with $45.5 for the prior-year period, an increase of $5.1, or 11.2%. The period-over-period increase was due primarily to the higher net sales and benefits of productivity improvements, partially offset by increases in material and component costs and the special charge as discussed above. Operating profit margin was 10.7% for the first quarter of fiscal 2012 and 2011, respectively.
Adjusted operating profit (excluding the special charge) for the first quarter of fiscal 2012 increased by $7.8, or 17.1%, to $53.3 compared to operating profit of $45.5 for the first quarter of fiscal 2011, during which the Company did not recognize a special charge. Adjusted operating profit margin (excluding the special charge) increased 50 basis points to 11.2% compared with the operating profit margin (with no corresponding special charge) of 10.7% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which is comprised primarily of foreign exchange related gains and losses. Interest expense, net, was $7.7 and $7.5 for the three months ended November 30, 2011 and 2010, respectively. The slight increase in net interest expense was due primarily to increased interest related to obligations associated with non-qualified retirement plans. The Company reported $2.9 of net miscellaneous income in the first three months of fiscal 2012 compared with $1.2 of net miscellaneous expense in the first three months of fiscal 2011. Fiscal 2012 first quarter net miscellaneous income was due mainly to the impact of favorable exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures.
Provision for Income Taxes and Net Income
The effective income tax rate was 34.7% and 33.7% for the three months ended November 30, 2011 and 2010,

respectively. The Company estimates that the effective tax rate for fiscal 2012 will be approximately 34.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2012 increased $5.5 to $29.9 from $24.4 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and net miscellaneous income, partially offset by higher tax expense.
Adjusted net income (excluding the impact of the special charge) for the first three months of fiscal 2012 was $31.6 compared with $24.4 of net income (with no corresponding special charge) in the year-ago period. Adjusted diluted earnings per share (excluding the impact of the special charge) for the three months ended November 30, 2011 was $0.74 compared with diluted earnings per share (with no corresponding special charge) of $0.56 for the prior-year period.

Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors, including the vitality of the economy, employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. Key indicators suggest that the U.S. non-residential construction market, a key market for the Company, is expected to remain relatively flat during the remainder of fiscal 2012. However, third-party forecasts suggest that the North American (N.A.) lighting market, which includes renovation and relight activity, will increase in the low-to-mid single digits during the remainder of fiscal 2012. This is consistent with the outlook described in the Company's Form 10-K filed on October 28, 2011.
The Company remains positive about its expectations for the remainder of fiscal 2012, which have not changed materially during the past three months. The Company continues to identify opportunities, including benefits from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels such as renovation, and growth from the introduction of new products and lighting solutions. This notwithstanding, management anticipates on-going volatility in both customer demand and commodity costs. Similar to prior years, the second fiscal quarter, typically the Company's weakest quarter, is expected to once again be influenced by normal seasonality and the potential for year-end inventory rebalancing by certain customers.
In an effort to obtain greater operating efficiencies, the Company continued efforts to streamline the organization by realigning responsibilities primarily within various Selling, Distribution, and Administrative departments, while allowing for continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. In the first quarter of fiscal 2012, the Company recognized a $2.7 pre-tax special charge consisting primarily of employee severance and benefit costs. Management estimates annualized savings of roughly $5.0 associated with these actions of which approximately $3.5 is expected to be realized in the current fiscal year. Management is evaluating possible further streamlining actions that may result in additional charges during the current fiscal year along with increased related savings.
In addition to the acquisitions completed in recent years, which significantly increased the Company's lighting solutions portfolio and expanded its addressable market, management believes the execution of the Company's strategy will provide opportunities for continued future growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading product and solutions portfolio combined with its extensive market presence and financial strength.
Management expects that its addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront. Management remains positive about the future prospects of the Company and its ability to continue to outperform the markets it serves.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company's projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2012 annual tax rate; (g) the Company's expectations regarding the replacement of its Revolving Credit Facility; and (h) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the

Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2011, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2012, the Company completed the repurchase of two million shares of the Company's outstanding common stock that was authorized by the Company's Board of Directors in July 2010.
The following table reflects repurchases of common stock of the Company during the three months ended November 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced July 2010 Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the July 2010 Plan
9/1/2011 through 9/30/2011	179,100	$36.94	179,100	72,900
10/1/2011 through 10/31/2011	72,900	$34.74	72,900	—
11/1/2011 through 11/30/2011	—	—	—	—
Total	252,000	$36.31	252,000	—
In September 2011, the Company’s Board of Directors approved the repurchase of an additional two million shares, or approximately 5%, of the Company's outstanding common stock. Under the September 2011 share repurchase program, the Company expects to acquire shares primarily through open market transactions, subject to market conditions and other factors.

Item 5.	Other Information
Results of Annual Shareholders Meeting
At the Company’s annual meeting of stockholders held on January 6, 2012, in Atlanta, Georgia, the shareholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company for a three-year term expiring at the annual meeting for fiscal 2014, were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
Peter C. Browning	2014	32,780,815	1,784,792	3,759,574
Ray M. Robinson	2014	29,109,875	5,455,732	3,759,574
Norman H. Wesley	2014	33,973,084	592,523	3,759,574
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: George C. Guynn, Gordon D. Harnett, Robert F. McCullough, Vernon J. Nagel, Julia B. North, and Neil Williams.
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
38,195,063	116,159	13,959
PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
31,448,378	2,272,006	845,223	3,759,574
PROPOSAL 4 — The results of the advisory vote on the frequency with which named executive officer compensation will be subject to future shareholder advisory votes were as follows:

1 Year	2 Years	3 Years	Votes Abstained	Broker Non-Votes
29,944,986	51,602	3,796,354	772,665	3,759,574
PROPOSAL 5 — Votes cast regarding the approval of the 2011 Nonemployee Director Deferred Compensation Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
33,543,573	229,869	792,165	3,759,574
Pursuant to the foregoing votes, the Company's stockholders: (i) elected the three directors nominated by the Board of Directors and listed above for a three-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; (iii) approved, on an advisory basis, the Company's named executive officer compensation; (iv) voted for a one year frequency, on an advisory basis, of future advisory votes on named executive officer compensation; and (v) approved the 2011 Nonemployee Director Deferred Compensation Plan.
Accordingly, the Board of Directors, consistent with its recommendation and the voting results on the advisory proposal on the frequency of future advisory votes on named executive officer compensation, has determined that future advisory votes on named executive officer compensation will be held on an annual basis.
Declaration of Dividend
On January 6, 2012, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2012, to stockholders of record on January 18, 2012.
CEO Stock Trading Plan
Vernon J. Nagel, Chairman, President, and Chief Executive Officer, intends to establish a stock trading plan effective January 13, 2012. The plan is intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company’s policies with respect to trading by insiders. Under the plan, if certain conditions are met, a portion of Mr. Nagel’s vested employee stock options will be exercised. The plan expires on January 11, 2013, unless completed or terminated earlier. Rule 10b5-1 allows officers and directors to adopt written, prearranged stock trading plans when they do not possess material, non-public information. Any transactions pursuant to Mr. Nagel’s trading plan will be reported on Form 4 filings with the Securities and Exchange Commission in accordance with applicable rules and regulations.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 32).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2012	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2012	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101**
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed on January 9, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.
_______________________________________
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