Form 10-Q
period 2012-02-29
ACUITY BRANDS INC
filed 2012-04-04
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012.
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
Common stock — $0.01 par value — 42,341,187 shares as of April 2, 2012.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS -- FEBRUARY 29, 2012 (Unaudited) AND AUGUST 31, 2011	3
	CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -- THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	34
ITEM 1a.	RISK FACTORS	34
ITEM 6.	EXHIBITS	34

SIGNATURES		35
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 29, 2012	August 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$180.6	$170.2
Accounts receivable, less reserve for doubtful accounts of $2.0 at February 29, 2012 and $1.8 at August 31, 2011	257.6	262.6
Inventories	159.0	165.9
Deferred income taxes	15.4	16.0
Prepayments and other current assets	30.1	15.8
Total Current Assets	642.7	630.5
Property, Plant, and Equipment, at cost:
Land	7.3	8.4
Buildings and leasehold improvements	113.5	121.2
Machinery and equipment	357.8	355.3
Total Property, Plant, and Equipment	478.6	484.9
Less — Accumulated depreciation and amortization	345.2	341.7
Property, Plant, and Equipment, net	133.4	143.2
Other Assets:
Goodwill	557.3	559.2
Intangible assets	234.5	234.2
Deferred income taxes	2.1	2.0
Other long-term assets	27.9	28.3
Total Other Assets	821.8	823.7
Total Assets	$1,597.9	$1,597.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$189.4	$203.8
Accrued compensation	32.6	45.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	69.0	81.4
Total Current Liabilities	292.2	331.4
Long-Term Debt	353.4	353.4
Accrued Pension Liabilities, less current portion	57.1	60.5
Deferred Income Taxes	37.7	36.4
Self-Insurance Reserves, less current portion	7.6	7.3
Other Long-Term Liabilities	54.7	51.4
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,434,881 issued and 41,715,626 outstanding at February 29, 2012; and 50,956,137 issued and 41,488,882 outstanding at August 31, 2011	0.5	0.5
Paid-in capital	694.3	680.3
Retained earnings	579.5	541.0
Accumulated other comprehensive loss items	(59.0)	(53.8)
Treasury stock, at cost, 9,719,255 at February 29, 2012 and 9,467,255 shares at August 31, 2011	(420.1)	(411.0)
Total Stockholders’ Equity	795.2	757.0
Total Liabilities and Stockholders’ Equity	$1,597.9	$1,597.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net Sales	$457.7	$416.1	$932.0	$841.2
Cost of Products Sold	275.8	252.3	556.4	501.2
Gross Profit	181.9	163.8	375.6	340.0
Selling, Distribution, and Administrative Expenses	136.3	126.6	276.8	257.3
Special Charge	6.6	—	9.3	—
Operating Profit	39.0	37.2	89.5	82.7
Other Expense (Income):
Interest Expense, net	7.7	7.5	15.4	15.0
Miscellaneous Expense (Income), net	1.1	0.7	(1.8)	2.0
Total Other Expense	8.8	8.2	13.6	17.0
Income before Provision for Income Taxes	30.2	29.0	75.9	65.7
Provision for Income Taxes	10.7	9.1	26.4	21.4
Net Income	$19.5	$19.9	$49.5	$44.3
Earnings Per Share:
Basic Earnings per Share	$0.46	$0.46	$1.17	$1.03
Basic Weighted Average Number of Shares Outstanding	41.4	42.3	41.3	42.2
Diluted Earnings per Share	$0.46	$0.45	$1.16	$1.01
Diluted Weighted Average Number of Shares Outstanding	41.9	43.0	41.8	42.9
Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash Provided by (Used for) Operating Activities:
Net income	$49.5	$44.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19.5	19.2
Share-based compensation expense, net	3.6	3.0
Excess tax benefits from share-based payments	(4.1)	(3.5)
Loss on the sale or disposal of property, plant, and equipment	0.1	0.1
Asset impairments	0.1	—
Deferred income taxes	(1.9)	(0.9)
Other non-cash items	0.1	(1.0)
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	4.1	21.9
Inventories	6.6	(14.4)
Prepayments and other current assets	(8.2)	(5.7)
Accounts payable	(13.9)	(22.6)
Other current liabilities	(20.5)	(16.7)
Other	2.6	5.0
Net Cash Provided by Operating Activities	37.6	28.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9.4)	(11.8)
Acquisitions of businesses and intangible assets, net of cash acquired	(3.8)	(80.5)
Net Cash Used for Investing Activities	(13.2)	(92.3)
Cash Provided by (Used for) Financing Activities:
Repurchases of common stock	(9.2)	(2.9)
Proceeds from stock option exercises and other	6.4	5.3
Excess tax benefits from share-based payments	4.1	3.5
Dividends paid	(11.0)	(11.2)
Net Cash Used for Financing Activities	(9.7)	(5.3)
Effect of Exchange Rate Changes on Cash	(4.3)	3.4
Net Change in Cash and Cash Equivalents	10.4	(65.5)
Cash and Cash Equivalents at Beginning of Period	170.2	191.0
Cash and Cash Equivalents at End of Period	$180.6	$125.5
Supplemental Cash Flow Information:
Income taxes paid during the period	$32.0	$16.6
Interest paid during the period	$19.5	$19.0

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
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 29, 2012, the consolidated results of operations for the three and six months ended February 29, 2012 and February 28, 2011, and the consolidated cash flows for the six months ended February 29, 2012 and February 28, 2011. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2011 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 29, 2012 and February 28, 2011, are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2012.

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
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the condensed financial statements at February 29, 2012.

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2012
No material impact was realized from recently adopted accounting standards for the three or six months ended February 29, 2012.
Accounting Standards Yet to Be Adopted
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company's results of operations, financial condition, and cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update allows two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the Statement of Income and the Statement of Comprehensive Income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. Although the provisions of this update will change the presentation of the consolidated financial statements of the Company, no material impact is expected on the Company's results of operations, financial condition, and cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not affected by the provisions of this update. ASU 2011-08 is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2011-08 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.
In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This update defers the provisions within ASU 2011-05 requiring the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The deferral will allow the FASB further time to deliberate operational concerns expressed by constituents. ASU 2011-12 is effective concurrently with the adoption of ASU 2011-05. Therefore, ASU 2011-12 is effective for the Company in the first quarter of fiscal 2013.

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
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities. Based in Fairview, Pennsylvania, Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings. The operating results of Healthcare Lighting have been included in the Company's consolidated financial statements since the date of acquisition. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of February 29, 2012. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, educational, governmental, and office applications. The operating results of Sunoptics have been included in the Company's consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Sunoptics during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets as of February 29, 2012. There were no material changes to the Company's financial statements as a result of the finalization of the acquisition accounting.

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale and ceases the depreciation and amortization of the assets upon the development of a plan for disposal and in accordance with applicable U.S. GAAP. During the first quarter of fiscal 2012, the Company ceased operations at one manufacturing facility and is currently actively marketing the site for sale. As of February 29, 2012, the carrying value of the property transferred to assets held for sale (included in Prepayments and other current assets) from Property, Plant, and Equipment, net, on the Consolidated Balance Sheets equaled $4.8.
Further details regarding the Company’s other assets held for sale are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

6.	Fair Value Measurements
The Company determines a fair value measurement based on the assumptions a market participant would use in pricing

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 29, 2012 and August 31, 2011:

	Fair Value Measurements as of:
	February 29, 2012		August 31, 2011
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$180.6	$180.6	$170.2	$170.2
Short-term investments(1)	0.6	0.6	0.8	0.8
Long-term investments(1)	0.7	0.7	1.2	1.2
Liabilities:
Deferred compensation plan(1) (current portion)	$0.6	$0.6	$0.8	$0.8
Deferred compensation plan(1) (long-term portion)	$0.7	$0.7	$1.2	$1.2
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 29, 2012 and August 31, 2011:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	February 29, 2012		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.4	$396.7	$349.4	$373.9
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity.
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of February 29, 2012.
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
Current year increases in the gross carrying amounts for acquired intangible assets, including goodwill, of $4.2 were due primarily to acquisitions and adjustments to the estimated values of goodwill and intangible assets associated with the acquisition of Sunoptics less the impact of foreign currency changes during the period. The provisional amounts for the acquired intangible assets, including goodwill, are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combinations (refer to the Acquisitions footnote herein).
The Company recorded amortization expense of $2.6 and $2.3 related to intangible assets with finite lives during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recorded amortization expense of $5.8 and $4.7 related to intangible assets with finite lives during the six months ended February 29, 2012 and February 28, 2011, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.3 in fiscal 2012, $10.3 in fiscal 2013, $10.3 in fiscal 2014, $10.0 in fiscal 2015, and $9.4 in fiscal 2016.
Further discussion of the Company’s goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

8.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	February 29, 2012	August 31, 2011
Raw materials and supplies	$83.2	$90.5
Work in process	6.4	7.1
Finished goods	79.6	78.5
	169.2	176.1
Less: Reserves	(10.2)	(10.2)
Total Inventory	$159.0	$165.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of approximately 240,722 and 141,607 (whole units) were excluded from the diluted earnings per share calculation for the three months ended February 29, 2012 and February 28, 2011, respectively, as the effect of inclusion would have been antidilutive. Stock options of approximately 256,344 and 108,689 (whole units) were excluded from the diluted earnings per share calculation for the six months ended February 29, 2012 and February 28, 2011, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Basic Earnings per Share:
Net income	$19.5	$19.9	$49.5	$44.3
Less: Income attributable to participating securities	(0.4)	(0.4)	(1.0)	(0.8)
Net income available to common shareholders	$19.1	$19.5	$48.5	$43.5
Basic weighted average shares outstanding	41.4	42.3	41.3	42.2
Basic earnings per share	$0.46	$0.46	$1.17	$1.03
Diluted Earnings per Share:
Net income	$19.5	$19.9	$49.5	$44.3
Less: Income attributable to participating securities	(0.4)	(0.4)	(0.9)	(0.8)
Net income available to common shareholders	$19.1	$19.5	$48.6	$43.5
Basic weighted average shares outstanding	41.4	42.3	41.3	42.2
Common stock equivalents	0.5	0.7	0.5	0.7
Diluted weighted average shares outstanding	41.9	43.0	41.8	42.9
Diluted earnings per share	$0.46	$0.45	$1.16	$1.01

10.	Comprehensive Income
Comprehensive income represents the measures of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. The calculation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$19.5	$19.9	$49.5	$44.3
Foreign currency translation adjustments	3.9	5.3	(5.2)	9.8
Comprehensive income	$23.4	$25.2	$44.3	$54.1

11.	Debt

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lines of Credit
On January 31, 2012, the Company executed a new $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility (the “prior facility”), which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with the early termination of the prior facility. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on January 31, 2017.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was compliant with all financial covenants under the Revolving Credit Facility as of February 29, 2012. As of February 29, 2012, the Company had outstanding letters of credit totaling $13.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands, providing credit support for the Company's industrial revenue bond (not an outstanding amount under the Revolving Credit Facility), and securing procurement of sourced product from international vendors. At February 29, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.2 issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate”. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by Acuity Brands' leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company's leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.075% to 1.65%.
The Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly in arrears and is determined by the Company's leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.175% to 0.35% of the aggregate $250.0 commitment of the lenders under the Revolving Credit Facility.
Notes
At February 29, 2012, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement plans, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest expense	$7.8	$7.6	$15.7	$15.3
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Interest expense, net	$7.7	$7.5	$15.4	$15.0
Cash paid for interest as reported on the Consolidated Statements of Cash Flows as supplemental cash flow information for the six months ended February 29, 2012 and February 28, 2011 totaled $19.5 and $19.0, respectively. The prior-year period amount was revised for consistency with the first half of fiscal 2012 to properly reflect interest paid related to obligations associated with a non-qualified retirement plan and prior year timing of interest payments on the Company's Notes.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 29, 2012, no material changes have occurred in the Company’s reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
As of August 31, 2011, the Company had product warranty and recall reserves of $4.2. During the six-month period ended February 29, 2012, the Company made payments of $2.9 related to warranty claims and recognized additional estimated warranty and recall liabilities of $2.3. As of February 29, 2012, the Company had remaining product warranty and recall reserves of $3.6 (included in Other accrued liabilities on the Consolidated Balance Sheets).

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.0 and $3.4 of share-based expense for the three months ended February 29, 2012 and February 28, 2011, respectively, and $8.1 and $6.8 of share-based expense for the six months ended February 29, 2012 and February 28, 2011, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and amounted to $3.0 and $0.6 for the three months ended February 29, 2012 and February 28, 2011, respectively, and $4.1 and $3.5 for the six months ended February 29, 2012 and February 28, 2011, respectively.

14.	Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 29, 2012 and February 28, 2011, included the following components:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	2.2	2.1	4.3	4.2
Expected return on plan assets	(2.1)	(1.9)	(4.1)	(3.7)
Recognized actuarial loss	1.0	1.2	2.0	2.4
Net periodic pension cost	$1.8	$2.2	$3.6	$4.5

15.	Special Charge
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
At August 31, 2011, the Company had severance and exit costs reserves of $3.5 and $0.3, respectively. The Company made payments and other adjustments of $2.8 and $0.1 related to severance and exit costs, respectively, during the six-month period ended February 29, 2012. As of February 29, 2012, the Company had remaining severance and exit costs reserves of $0.7 and $0.2, respectively, related to previous restructuring activities, which are included in Accrued Compensation on the Consolidated Balance Sheets.
Fiscal 2012 Actions
During fiscal 2012, the Company continued efforts to streamline the organization through the planned closure of its Cochran, Georgia production facility (“Cochran facility”) and reductions in workforce resulting from the downsizing of the Company’s operations in Spain, as well as the previous realignment of responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting for the continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The Company expects to incur future charges related to the actions initiated during the current fiscal year.
During the second quarter of fiscal 2012, the Company decided to close its Cochran facility, which is expected to be principally completed by the end of the current fiscal year. The Company will transition production from the Cochran facility, which produces less than 10% of the Company’s total sales, to various existing facilities in North America. The Company expects to incur a pre-tax special charge of approximately $15.0 associated with the planned facility closing of which approximately $5.4, consisting primarily of severance and employee-related costs, was recognized in the second quarter of fiscal 2012. The remaining portion of the pre-tax charge is expected to be recognized primarily during the second half of fiscal 2012. The pre-tax charge consists primarily of severance and employee-related costs of approximately $9.0, estimated production transfer expenses and miscellaneous costs of $3.0, and non-cash asset impairments of $3.0. Approximately $12.0 of the pre-tax charge is anticipated to result in cash expenditures, most of which is expected to be paid in the second half of fiscal 2012.
In addition to the $2.7 pre-tax special charge recorded in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments, the Company recorded a net pre-tax special charge of approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which are not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee related costs.
During the first half of fiscal 2012, the Company recognized total net pre-tax severance costs of $9.3, including the minor adjustments to the 2008-2010 events reserve noted above. In addition, the Company made payments of $2.3 related to severance costs for fiscal 2012 actions during the six-month period ended February 29, 2012. As of February 29, 2012, the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company had remaining reserves for severance costs of $7.2 related to the fiscal 2012 restructuring activities, which are included in Accrued Compensation on the Consolidated Balance Sheets.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K for further information.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$148.3	$—	$—	$32.3	$—	$180.6
Accounts receivable, net	—	224.9	—	32.7	—	257.6
Inventories	—	149.2	—	9.8	—	159.0
Other current assets	26.9	12.4	—	6.2	—	45.5
Total Current Assets	175.2	386.5	—	81.0	—	642.7
Property, Plant, and Equipment, net	—	103.2	—	30.2	—	133.4
Goodwill	—	518.0	2.7	36.6	—	557.3
Intangible assets	—	106.3	123.6	4.6	—	234.5
Other long-term assets	4.8	20.1	—	5.1	—	30.0
Investments in subsidiaries	780.7	98.9	—	—	(879.6)	—
Total Assets	$960.7	$1,233.0	$126.3	$157.5	$(879.6)	$1,597.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.7	$175.3	$—	$13.4	$—	$189.4
Intercompany payable (receivable)	123.3	(71.5)	(88.2)	36.4	—	—
Other accrued liabilities	10.4	81.8	—	10.6	—	102.8
Total Current Liabilities	134.4	185.6	(88.2)	60.4	—	292.2
Long-Term Debt	—	353.4	—	—	—	353.4
Deferred Income Taxes	(28.7)	69.8	—	(3.4)	—	37.7
Other Long-Term Liabilities	59.8	44.2	—	15.4	—	119.4
Total Stockholders’ Equity	795.2	580.0	214.5	85.1	(879.6)	795.2
Total Liabilities and Stockholders’ Equity	$960.7	$1,233.0	$126.3	$157.5	$(879.6)	$1,597.9

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$409.7	$—	$48.0	$—	$457.7
Intercompany sales	—	—	7.4	13.7	(21.1)	—
Total Sales	—	409.7	7.4	61.7	(21.1)	457.7
Cost of Products Sold	—	240.2	—	49.3	(13.7)	275.8
Gross Profit	—	169.5	7.4	12.4	(7.4)	181.9
Selling, Distribution, and Administrative Expenses	6.5	121.9	1.0	14.3	(7.4)	136.3
Intercompany charges	(0.9)	0.4	—	0.5	—	—
Special Charge	—	5.7	—	0.9	—	6.6
Operating Profit	(5.6)	41.5	6.4	(3.3)	—	39.0
Interest expense (income), net	2.3	5.5	—	(0.1)	—	7.7
Equity earnings in subsidiaries	(24.6)	2.8	—	—	21.8	—
Miscellaneous (income) expense, net	(0.1)	0.4	—	0.8	—	1.1
Income from Continuing Operations before Provision for Income Taxes	16.8	32.8	6.4	(4.0)	(21.8)	30.2
Provision for Income Taxes	(2.7)	11.5	2.6	(0.7)	—	10.7
Net Income	$19.5	$21.3	$3.8	$(3.3)	$(21.8)	$19.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended February 28, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$369.2	$—	$46.9	$—	$416.1
Intercompany sales	—	—	6.3	16.4	(22.7)	—
Total Sales	—	369.2	6.3	63.3	(22.7)	416.1
Cost of Products Sold	—	218.0	—	50.7	(16.4)	252.3
Gross Profit	—	151.2	6.3	12.6	(6.3)	163.8
Selling, Distribution, and Administrative Expenses	5.1	112.6	1.2	14.0	(6.3)	126.6
Intercompany charges	(0.9)	0.5	—	0.4	—	—
Operating Profit	(4.2)	38.1	5.1	(1.8)	—	37.2
Interest expense (income), net	2.1	5.5	—	(0.1)	—	7.5
Equity earnings in subsidiaries	(24.0)	0.9	—	—	23.1	—
Miscellaneous (income) expense, net	(0.1)	0.6	—	0.2	—	0.7
Income from Continuing Operations before Provision for Income Taxes	17.8	31.1	5.1	(1.9)	(23.1)	29.0
Provision for Income Taxes	(2.1)	10.1	1.7	(0.6)	—	9.1
Net Income	$19.9	$21.0	$3.4	$(1.3)	$(23.1)	$19.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$832.4	$—	$99.6	$—	$932.0
Intercompany sales	—	—	14.8	29.8	(44.6)	—
Total Sales	—	832.4	14.8	129.4	(44.6)	932.0
Cost of Products Sold	—	484.9	—	101.3	(29.8)	556.4
Gross Profit	—	347.5	14.8	28.1	(14.8)	375.6
Selling, Distribution, and Administrative Expenses	13.2	247.5	1.9	29.0	(14.8)	276.8
Intercompany charges	(1.7)	1.1	—	0.6	—	—
Special Charge	—	8.4	—	0.9	—	9.3
Operating Profit	(11.5)	90.5	12.9	(2.4)	—	89.5
Interest expense (income), net	4.5	11.1	—	(0.2)	—	15.4
Equity earnings in subsidiaries	(59.8)	(0.2)	—	0.1	59.9	—
Miscellaneous (income) expense, net	(0.2)	0.6	—	(2.2)	—	(1.8)
Income from Continuing Operations before Provision for Income Taxes	44.0	79.0	12.9	(0.1)	(59.9)	75.9
Provision for Income Taxes	(5.5)	26.0	5.2	0.7	—	26.4
Net Income	$49.5	$53.0	$7.7	$(0.8)	$(59.9)	$49.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended February 28, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$743.3	$—	$97.9	$—	$841.2
Intercompany sales	—	—	12.7	34.3	(47.0)	—
Total Sales	—	743.3	12.7	132.2	(47.0)	841.2
Cost of Products Sold	—	436.7	—	98.8	(34.3)	501.2
Gross Profit	—	306.6	12.7	33.4	(12.7)	340.0
Selling, Distribution, and Administrative Expenses	11.7	228.8	2.5	27.0	(12.7)	257.3
Intercompany charges	(1.8)	1.1	—	0.7	—	—
Operating Profit	(9.9)	76.7	10.2	5.7	—	82.7
Interest expense (income), net	4.2	10.9	—	(0.1)	—	15.0
Equity earnings in subsidiaries	(53.5)	(4.1)	—	—	57.6	—
Miscellaneous (income) expense, net	(0.2)	0.5	—	1.7	—	2.0
Income from Continuing Operations before Provision for Income Taxes	39.6	69.4	10.2	4.1	(57.6)	65.7
Provision for Income Taxes	(4.7)	21.5	3.4	1.2	—	21.4
Net Income	$44.3	$47.9	$6.8	$2.9	$(57.6)	$44.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$34.6	$9.1	$—	$(4.1)	$(2.0)	$37.6
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(6.7)	—	(2.7)	—	(9.4)
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(10.5)	—	(2.7)	3.8	(13.2)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.4	—	—	—	—	6.4
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	4.1	—	—	—	—	4.1
Intercompany dividends	—	—	—	(2.0)	2.0	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(11.0)	—	—	—	—	(11.0)
Net Cash (Used for) Provided by Financing Activities	(9.7)	3.8	—	(2.0)	(1.8)	(9.7)
Effect of Exchange Rate Changes on Cash	—	(2.5)	—	(1.8)	—	(4.3)
Net Change in Cash and Cash Equivalents	21.1	(0.1)	—	(10.6)	—	10.4
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$148.3	$—	$—	$32.3	$—	$180.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$20.1	$9.7	$—	$1.5	$(2.6)	$28.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(10.2)	—	(1.6)	—	(11.8)
Investments in subsidiaries	(80.5)	—	—	—	80.5	—
Acquisitions of business and intangible assets	—	(80.5)	—	—	—	(80.5)
Net Cash Used for Investing Activities	(80.5)	(90.7)	—	(1.6)	80.5	(92.3)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	5.3	—	—	—	—	5.3
Repurchases of common stock	(2.9)	—	—	—	—	(2.9)
Excess tax benefits from share-based payments	3.5	—	—	—	—	3.5
Intercompany dividends	—	—	—	(2.6)	2.6	—
Intercompany capital	—	80.5	—	—	(80.5)	—
Dividends paid	(11.2)	—	—	—	—	(11.2)
Net Cash (Used for) Provided by Financing Activities	(5.3)	80.5	—	(2.6)	(77.9)	(5.3)
Effect of Exchange Rate Changes on Cash	—	1.1	—	2.3	—	3.4
Net Change in Cash and Cash Equivalents	(65.7)	0.6	—	(0.4)	—	(65.5)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0
Cash and Cash Equivalents at End of Period	$97.4	$1.0	$—	$27.1	$—	$125.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of February 29, 2012 and for the three and six months ended February 29, 2012 and February 28, 2011. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2011 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to approximately 5,000 customers. As of February 29, 2012, the Company operates 21 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
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
The Company’s cash position at February 29, 2012 was $180.6, an increase of $10.4 from August 31, 2011. During the six months ended February 29, 2012, the Company generated net cash from operating activities of $37.6 with additional cash received of $6.4 from the exercise of employee and director stock options. Cash generated from operating activities, as well as cash on-hand, was used during the first half of fiscal 2012 for capital expenditures of $9.4 and acquisitions (net of cash assumed) of $3.8. In addition, the Company repurchased 252,000 shares of its common stock for $9.2 and paid dividends to stockholders of $11.0. Changes in foreign currency exchange rates negatively impacted international cash balances by $4.3.
During the six months ended February 29, 2012, the Company generated net cash from operating activities of $37.6 compared with $28.7 generated in the prior-year period. This increase was due largely to lower growth in operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable- each net of the impact of acquisitions) and higher net income compared to the respective prior-year period, partially offset by higher payments of annual employee incentive compensation attributable to fiscal 2011 performance. The prior year increase in operating working capital, excluding the impact of acquisitions, was due primarily to strategic purchases of certain commodities and components to better support customer service and relocation of production during the six months ended February 28, 2011, as well as inflationary pressures on commodities prices. A similar increase in inventory levels did not occur during the six months ended February 29, 2012. Rather, overall inventory levels decreased during the six months ended February 29, 2012 as a result of the timing of inventory purchases and improved inventory management.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $9.4 and $11.8 in the first six months of fiscal 2012 and 2011, respectively, primarily for new tooling, machinery, equipment, and information technology. As noted above, the Company expects to invest up to $40.0 for new plant, equipment, tooling, and new and enhanced information technology capabilities during fiscal 2012.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 29, 2012, total debt outstanding of $353.4 remained substantially unchanged from August 31, 2011 and consisted primarily of fixed-rate obligations.
On January 31, 2012, the Company executed a new $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with this replacement. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on January 31, 2017.
The Company was compliant with all financial covenants under the Revolving Credit Facility as of February 29, 2012. As of February 29, 2012, the Company had outstanding letters of credit totaling $13.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands, providing credit support for the Company's industrial revenue bond, and securing procurement of sourced product from international vendors. At February 29, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $240.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $9.2 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2012, the Company’s consolidated stockholders’ equity increased $38.2 to $795.2 at February 29, 2012 from $757.0 at August 31, 2011. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by repurchases of common stock, foreign currency translation adjustments, and payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 30.8% and 31.8% at February 29, 2012 and August 31, 2011, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 17.9% at February 29, 2012 and 19.4% at August 31, 2011.
Dividends
Acuity Brands paid dividends on its common stock of $11.0 ($0.26 per share) during the six months ended February 29, 2012 compared with $11.2 ($0.26 per share) during the six months ended February 28, 2011. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and will be evaluated from time to time in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands Board of Directors deems relevant.

Results of Operations
Second Quarter of Fiscal 2012 Compared with Second Quarter of Fiscal 2011
The following table sets forth information comparing the components of net income for the three months ended

February 29, 2012 and February 28, 2011:

	Three Months Ended		Increase		Percent
	February 29, 2012	February 28, 2011	(Decrease)		Change
Net Sales	$457.7	$416.1	$41.6		10.0%
Cost of Products Sold	275.8	252.3	23.5		9.3%
Gross Profit	181.9	163.8	18.1		11.1%
Percent of net sales	39.7%	39.4%	30	bps
Selling, Distribution, and Administrative Expenses	136.3	126.6	9.7		7.7%
Special Charge	6.6	—	6.6		100.0%
Operating Profit	39.0	37.2	1.8		4.8%
Percent of net sales	8.5%	8.9%	(40)	bps
Other Expense (Income)
Interest Expense, net	7.7	7.5	0.2		2.7%
Miscellaneous Expense, net	1.1	0.7	0.4		57.1%
Total Other Expense	8.8	8.2	0.6		7.3%
Income before Provision for Income Taxes	30.2	29.0	1.2		4.1%
Percent of net sales	6.6%	7.0%	(40)	bps
Provision for Taxes	10.7	9.1	1.6		17.6%
Effective tax rate	35.4%	31.4%
Net Income	19.5	19.9	(0.4)		(2.0)%
Diluted Earnings per Share	$0.46	$0.45	$0.01		2.2%
Net sales were $457.7 for the three months ended February 29, 2012, compared with $416.1 reported for the three months ended February 28, 2011, an increase of $41.6, or approximately 10%. For the three months ended February 29, 2012, the Company reported net income of $19.5 compared with $19.9 for the three months ended February 28, 2011. For the second quarter of fiscal 2012, diluted earnings per share increased to $0.46 compared to $0.45 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures referred to in the discussion of the Company's results of operations to the corresponding non-U.S. GAAP measures, which exclude special charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility and the reduction in workforce. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted operating profit, adjusted operating profit margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	February 29, 2012	February 28, 2011
Operating Profit	$39.0	$37.2
Addback: Special Charge	6.6	—
Adjusted Operating Profit	$45.6	$37.2
Percent of net sales	10.0%	8.9%
Net Income	$19.5	$19.9
Addback: Special Charge, net of tax	4.5	—
Adjusted Net Income	$24.0	$19.9
Diluted Earnings per Share	$0.46	$0.45
Addback: Special Charge, net of tax	0.11	—
Adjusted Diluted Earnings per Share	$0.57	$0.45
Net Sales
Net sales for the three months ended February 29, 2012, increased by 10.0% compared with the prior-year period. Excluding the impact from acquisitions, net sales for the second quarter of fiscal 2012 rose almost 8% compared with the prior-year period. Unit volumes increased approximately 5% over the prior-year period driven largely by increased shipments across most sales channels, including international locations other than Spain. The growth in North America was broad based, with gains occurring in virtually all channels. The Company experienced growth in its largest channel, commercial & industrial, due to the emphasis on higher value added lighting solutions, especially LED-based luminaires which nearly tripled year-over-year and represented approximately 7% of total net sales for the second quarter of fiscal 2012. The Company also experienced higher demand from the home center channel and other large retailers, as well as from smaller and medium size projects of various types sold through distributor stock and flow. Although it is not possible to precisely quantify the separate impact of changes in product prices and the mix of products sold (“price/mix”), the Company estimates that the net favorable change in price/mix contributed approximately three percentage points to the increase in net sales during the second quarter of fiscal 2012, as the favorable impact of price increases implemented over the previous twelve months was partially offset by an unfavorable mix of products sold as compared with the year-ago period.
Gross Profit
Gross profit for the second quarter of fiscal 2012 increased $18.1, or 11.1%, to $181.9 compared with $163.8 for the prior-year period. The increase was due primarily to higher sales volumes and pricing, productivity improvements, and contributions from acquired businesses. These benefits were partially offset by the impact of higher material and component costs, including certain transportation costs, of approximately $11.0 in the second quarter of fiscal 2012 compared with the year-ago period. Gross profit margin increased by 30 basis points to 39.7% for the three months ended February 29, 2012 compared with the prior-year period. In prior periods, LED-based products, which previously represented less than 5% of the Company's net sales, were dilutive to the Company's overall gross margin. Due to the rapid decline in component costs, which outpaced the decrease in selling prices of most LED-based luminaries, the overall gross margin of LED-based products were generally consistent with the profitability of fixtures with conventional light sources during the second quarter of fiscal 2012.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 29, 2012, were $136.3 compared with $126.6 in the prior-year period, which represented an increase of $9.7, or 7.7%. The increase in SD&A expenses was due primarily to higher commissions to support the higher sales volume, higher employee compensation and other employee costs, additional costs associated with recently acquired businesses, and selected spending for long-term growth opportunities. In each of the third and fourth quarters of fiscal 2012, the Company expects to incur incremental SD&A costs of approximately $4.0 associated with, among other items, the planned launch of an extensive number of new products. Fiscal 2012 second quarter SD&A expenses were 29.8% of net sales, 60 basis points lower than the prior-year period.
During the second quarter of fiscal 2012, the Company recorded a net pre-tax special charge of $6.6 related primarily to streamlining efforts initiated during the current quarter. The special charge related to severance and related employee benefit costs associated with the planned closure of a manufacturing facility in Cochran, Georgia and workforce reductions in the Company's operations in Spain. See the Outlook section for more information on these actions.
Operating profit for the second quarter of fiscal 2012 was $39.0 compared with $37.2 for the prior-year period, an increase of $1.8, or 4.8%. The period-over-period increase was due primarily to higher net sales and benefits of productivity improvements, partially offset by increases in material and component costs, the special charge, SD&A expenses as discussed above, and results in Spain. Reflecting the difficult economic conditions in Spain, the Company's operations in Spain incurred an adjusted operating loss of $1.3 (excluding the special charge), or $0.03 per diluted share, on a 50%, or $2.6, decline in net sales in the second quarter of fiscal 2012 compared with the same period in the prior year. Operating profit margin decreased 40 basis points to 8.5% for the second quarter of fiscal 2012 compared to 8.9% for the second quarter of fiscal 2011.
Adjusted operating profit (excluding the special charge) for the second quarter of fiscal 2012 increased by $8.4, or 22.6%, to $45.6 compared with operating profit of $37.2 for the second quarter of fiscal 2011, during which the Company did not recognize a special charge. Adjusted operating profit margin (excluding the special charge) increased 110 basis points to 10.0% compared with the operating profit margin (with no corresponding special charge) of 8.9% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which is comprised primarily of foreign exchange related gains and losses. Interest expense, net, was $7.7 and $7.5 for the three months ended February 29, 2012 and February 28, 2011, respectively. The increase in net interest expense was due primarily to increased interest related to obligations associated with non-qualified retirement plans. The Company reported net miscellaneous expense of $1.1 and $0.7 in the second quarter of fiscal 2012 and 2011, respectively. Fiscal 2012 second quarter net miscellaneous expense was due mainly to the impact of unfavorable exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.4% and 31.4% for the three months ended February 29, 2012 and February 28, 2011, respectively. The increase in the effective tax rate was due primarily to a favorable discrete item in the second quarter of fiscal 2011 related to the extension of the research and development tax credit, which did not recur in the second quarter of fiscal 2012. Additionally, the research and development tax credit expired December 31, 2011, which will also negatively impact the Company’s fiscal 2012 tax rate. The Company estimates that the effective tax rate for fiscal 2012 will be approximately 34.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2012 decreased $0.4 to $19.5 from $19.9 reported for the prior-year period. The decrease in net income resulted primarily from higher tax expense and net other expense, partially offset by higher operating profit.
Adjusted net income (excluding the impact of the special charge) for the second quarter of fiscal 2012 was $24.0 compared with $19.9 of net income (with no corresponding special charge) in the year-ago period. Adjusted diluted earnings per share (excluding the impact of the special charge) for the three months ended February 29, 2012 was $0.57 compared with diluted earnings per share (with no corresponding special charge) of $0.45 for the prior-year period.
First Six Months of Fiscal 2012 Compared with First Six Months of Fiscal 2011
The following table sets forth information comparing the components of net income for the six months ended February 29, 2012 and February 28, 2011:

	Six Months Ended		Increase		Percent
	February 29, 2012	February 28, 2011	(Decrease)		Change
Net Sales	$932.0	$841.2	$90.8		10.8%
Cost of Products Sold	556.4	501.2	55.2		11.0%
Gross Profit	375.6	340.0	35.6		10.5%
Percent of net sales	40.3%	40.4%	(10)	bps
Selling, Distribution, and Administrative Expenses	276.8	257.3	19.5		7.6%
Special Charge	9.3	—	9.3		100.0%
Operating Profit	89.5	82.7	6.8		8.2%
Percent of net sales	9.6%	9.8%	(20)	bps
Other Expense (Income)
Interest Expense, net	15.4	15.0	0.4		2.7%
Miscellaneous (Income) Expense, net	(1.8)	2.0	(3.8)		NM
Total Other Expense	13.6	17.0	(3.4)		(20.0)%
Income before Provision for Income Taxes	75.9	65.7	10.2		15.5%
Percent of net sales	8.1%	7.8%	30	bps
Provision for Taxes	26.4	21.4	5.0		23.4%
Effective tax rate	34.8%	32.6%
Net Income	49.5	44.3	5.2		11.7%
Diluted Earnings per Share	$1.16	$1.01	$0.15		14.9%
NM - not meaningful
Net sales were $932.0 for the six months ended February 29, 2012, compared with $841.2 reported for the six months ended February 28, 2011, an increase of $90.8, or approximately 11%. For the six months ended February 29, 2012, the Company reported net income of $49.5 compared with $44.3 for the six months ended February 28, 2011. For the first half of fiscal 2012, diluted earnings per share increased 14.9% to $1.16 from $1.01 for the prior-year period.
The table below reconciles certain U.S. GAAP financial measures referred to in the discussion of the Company's results of operations to the corresponding non-U.S. GAAP measures, which exclude special charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility and by realigning responsibilities primarily within various SD&A departments.

	Six Months Ended
	February 29, 2012	February 28, 2011
Operating Profit	$89.5	$82.7
Addback: Special Charge	9.3	—
Adjusted Operating Profit	$98.8	$82.7
Percent of net sales	10.6%	9.8%
Net Income	$49.5	$44.3
Addback: Special Charge, net of tax	6.3	—
Adjusted Net Income	$55.8	$44.3
Diluted Earnings per Share	$1.16	$1.01
Addback: Special Charge, net of tax	0.15	—
Adjusted Diluted Earnings per Share	$1.31	$1.01
Net Sales
Net sales for the six months ended February 29, 2012, increased by 10.8% compared with the prior-year period. Excluding the impact from acquisitions, net sales for the first half of fiscal 2012 rose almost 9% compared with the prior-year period. Unit volumes increased by 6.5% over the prior-year period driven largely by increased shipments across most sales channels, including international locations other than Spain. Although it is not possible to precisely quantify the separate impact of changes in price/mix, the Company estimates that net favorable changes in price/mix contributed approximately 2.3% to the increase in net sales during the first six months of fiscal 2012.
Gross Profit
Gross profit for the first half of fiscal 2012 increased $35.6, or 10.5%, to $375.6 compared with $340.0 for the prior-year period. The increase was due primarily to improvements in price, the increase in overall sales volumes, benefits from productivity improvements, and favorable contributions from acquired businesses. These benefits were partially offset by the impact of higher material and component costs, including certain transportation costs, of approximately $22.0 in the first six months of fiscal 2012 compared with the year-ago period. Although management believes that the increase in material and component costs during the first half of fiscal 2012 was substantially offset by price increases implemented over the prior months, these higher input costs negatively impacted gross profit margins. These unfavorable items were partially offset by the benefits of improved spending in manufacturing operations, including productivity improvements. As a result of these factors, gross profit margin decreased by 10 basis points to 40.3% for the six months ended February 29, 2012 compared with the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 29, 2012, were $276.8 compared with $257.3 in the prior-year period, which represented an increase of $19.5, or 7.6%. The increase in SD&A expenses was due primarily to higher commission and freight costs in support of higher sales, higher employee compensation and other employee costs, additional costs associated with recently acquired businesses, and selected spending for long-term growth opportunities. Fiscal 2012 first half SD&A expenses were 29.7% of net sales, 90 basis points lower than the prior-year period.
During the first half of fiscal 2012, the Company recorded a net pre-tax special charge of $9.3 related primarily to streamlining efforts undertaken during the current year. The special charge related to severance and related employee benefit costs associated with the planned closure of a manufacturing facility in Cochran, Georgia, workforce reductions in the Company's operations in Spain, and realignment of responsibilities within certain SD&A departments in the current period. See the Outlook section for more information on these actions.
Operating profit for the first six months of fiscal 2012 was $89.5 compared with $82.7 for the prior-year period, an increase of $6.8, or 8.2%. The period-over-period increase was due primarily to the higher net sales and benefits of productivity improvements, partially offset by increases in material and component costs, the special charge, SD&A expenses as discussed above, and results in Spain. Reflecting the difficult economic conditions in Spain, the Company's operations in Spain incurred an adjusted operating loss of $2.1 (excluding the special charge), or $0.05 per diluted share, on approximately a 50%, or $5.8, decline in net sales in the first half of fiscal 2012 compared with the same period in the prior year. Operating profit margin decreased modestly by 20 basis points to 9.6% for the first half of fiscal 2012 compared to 9.8% in the prior-year period.
Adjusted operating profit (excluding the special charge) for the first half of fiscal 2012 increased by $16.1, or 19.5%, to $98.8 compared to operating profit of $82.7 for the first half of fiscal 2011, during which the Company did not recognize a special charge. Adjusted operating profit margin (excluding the special charge) increased 80 basis points to 10.6% compared with the operating profit margin (with no corresponding special charge) of 9.8% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which is comprised primarily of foreign exchange related gains and losses. Interest expense, net, was $15.4 and $15.0 for the six months ended February 29, 2012 and February 28, 2011, respectively. The increase in net interest expense was due primarily to increased interest related to obligations associated with non-qualified retirement plans. The Company reported $1.8 of net miscellaneous income in the first six months of fiscal 2012 compared with $2.0 of net miscellaneous expense in the first six months of fiscal 2011. Fiscal 2012 first half net miscellaneous income was due mainly to the impact of favorable exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.8% and 32.6% for the six months ended February 29, 2012 and February 28, 2011, respectively. The increase in the effective tax rate was due primarily to a favorable discrete item in the second quarter of fiscal 2011 related to the extension of the research and development tax credit, which did not recur in the first six months of fiscal 2012. Additionally, the research and development tax credit expired December 31, 2011, which will also negatively impact the Company's fiscal 2012 tax rate. The Company estimates that the effective tax rate for fiscal 2012 will be approximately 34.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.

Net income for the first half of fiscal 2012 increased $5.2 to $49.5 from $44.3 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and net miscellaneous income, partially offset by higher tax expense.
Adjusted net income (excluding the impact of the special charge) for the first six months of fiscal 2012 was $55.8 compared with $44.3 of net income (with no corresponding special charge) in the year-ago period. Adjusted diluted earnings per share (excluding the impact of the special charge) for the six months ended February 29, 2012 was $1.31 compared with diluted earnings per share (with no corresponding special charge) of $1.01 for the prior-year period.

Outlook
The performance of the Company, like most companies, is influenced by a multitude of factors, including the vitality of the economy, employment, credit availability and cost, consumer confidence, commodity costs, and government policy, particularly as it impacts capital formation and risk taking by businesses and commercial developers. Key indicators suggest that the U.S. non-residential construction market, a key market for the Company, is expected to grow modestly during the remainder of fiscal 2012. In addition, third-party forecasts suggest that the North American (N.A.) lighting market, which includes renovation and relight activity, will increase modestly as well for the remainder of fiscal 2012, consistent with our previous outlook.
The Company remains positive about its expectations for the remainder of fiscal 2012, which have not changed materially since the beginning of fiscal year. The Company continues to identify opportunities such as benefits from renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new lighting solutions and products, including an expanding portfolio of LED-based products. This notwithstanding, management anticipates on-going volatility in both customer demand and commodity costs.
The Company's backlog at the end of the second quarter of fiscal 2012 was almost $138.0, down approximately 12% year-over-year. The decline was largely a reflection of last year's significant pull-forward of orders in advance of the announced price increase that became effective at the end of the prior year's second quarter. Order rates in the month of March 2012 reflect year-over-year improvement, an encouraging signal of continued shipment volume increases.
In the second quarter of fiscal 2012, the Company recognized a net pre-tax special charge of approximately $1.2 associated with a reduction in workforce primarily at its operations in Spain. The reduction in workforce is due to the decline in market conditions in Spain, which are not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee related costs. Management estimates annualized savings of roughly $6.2 associated with the reductions in workforce that were initiated in both the first and second quarters of fiscal 2012 of which approximately $3.0 is expected to be realized in the second half of the current fiscal year.
In the second quarter of fiscal 2012, the Company also recognized a pre-tax special charge of $5.4 related to the planned closing of its Cochran, Georgia production facility, which is expected to be principally completed by the end of current fiscal year. The Company expects to incur additional costs of approximately $10.0 associated with the facility closing, which are forecast to be recognized primarily during the second half of fiscal 2012. The total pre-tax special charge of $15.0 associated with the facility closing consists primarily of severance and employee-related costs of $9.0, production transfer expenses of $3.0, and non-cash asset impairments of $3.0. Annualized pre-tax savings, due primarily to lower labor and manufacturing costs, are expected to be approximately $8.0. The savings are forecast to be realized beginning in the first quarter of fiscal 2013 following the completion of the transfer of production and closure of the facility.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company's projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2012 annual tax rate; (g) the Company's expectations regarding the timing, costs, and savings of streamlining events, and the Company's ability to effectively execute the announced changes, including, but not limited to, transition of manufacturing capacity, labor negotiations, and disposition of property; and (h) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to market risks that may impact its Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 29, 2012. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 29, 2012, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

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
ACUITY BRANDS, INC.

Date:	April 4, 2012	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 4, 2012	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 10
5-Year Revolving Credit Agreement, dated as of January 31, 2012 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, Bank of America, N.A.; Branch Banking & Trust Company; JPMorgan Chase Bank, N.A.; KeyBank National Association; RBC Bank (USA); U.S. Bank National Association; and Wells Fargo Bank, National Association.
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
EXHIBIT 101**
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, filed on April 4, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
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