Form 10-K
period 2012-08-31
ACUITY BRANDS INC
filed 2012-10-26
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012.
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
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $62.19 as quoted on the New York Stock Exchange on February 29, 2012, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,634,125,859.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,424,650 shares as of October 24, 2012.
_____________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2012 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2012 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
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
The Company manufactures or procures lighting devices primarily in North America, Europe and Asia. These devices can be sold separately or as part of an integrated lighting system. Devices used in lighting systems vary significantly in terms of functionality and performance and are selected based on a customer's specifications, including the aesthetic desires and performance requirements for a given lighting application. The Company’s lighting solutions are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, RELOC®, Antique Street Lamps™, Tersen™, Winona® Lighting, Synergy® Lighting Controls, Sensor Switch®, Lighting Control & Design™, Dark to Light®, ROAM®, Sunoptics®, acculamp™, Pathway Connectivity™, and Healthcare Lighting®. As of August 31, 2012, the Company manufactures products in 18 facilities in North America and two facilities in Europe.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, municipalities, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation, and facility maintenance applications. In North America, the Company’s lighting solutions are sold primarily by independent sales agents, electrical wholesalers, and factory sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2012, North American sales accounted for approximately 98% of net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one operating segment serving the North American lighting market and select international markets.
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
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2012 the size of the North American lighting market served by the Company (also referred to herein as “N.A. addressable lighting market”) was approximately $12 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, daylighting, and energy management and architectural lighting control solutions. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. The U.S. market, which represents approximately 75% of the North American market, is relatively fragmented.

The Company operates in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s primary market is based on non-residential construction, both new and renovation activity, which is sensitive to the volatility of these general economic factors. The Company is not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovations; however, recent trends developed from industry sources and Company estimates suggest that renovation activity, including retrofit, represents a growing proportion of the total non-residential lighting market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting solutions. Demand for the Company’s lighting solutions sold through its retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
A growing source of demand for the lighting industry is attributed to the renovation and retrofit of lighting systems in existing buildings. The Company estimates the potential market size of the installed base of U.S. non-residential lighting to be significant (approximately $200 billion) based on square footage of existing non-residential buildings, of which a majority represents potential space for relighting activities as they contain older, less efficient lighting systems.
The industry is influenced by the development of new lighting technologies, including LED, electronic ballasts, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting solutions; and design technologies addressing sustainability. The Company is a leading provider of lighting solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. The industry is experiencing competition from new entrants with a focus on new technology-based lighting devices and controls components.
Products
The Company provides a wide variety of lighting solutions, as well as services used in the following applications:
Lighting Solutions and Services:

•
Commercial & Institutional — Includes stores, hotels, offices, schools, and hospitals, as well as other government and public buildings. Lighting solutions that serve these applications include recessed, surface, and suspended lighting products, recessed downlighting, track lighting, daylighting, and lighting controls (occupancy sensors, photocontrols, relay panels, architectural dimming panels, and integrated lighting controls systems), as well as special-use lighting products. The outdoor areas associated with these applications are addressed by a variety of outdoor lighting products, such as area and flood lighting, decorative site lighting, and landscape lighting.

•	Industrial — Includes primarily warehouses and manufacturing facilities, which utilize a variety of general purpose, daylighting, and special-use lighting solutions.

•
Infrastructure — Includes highways, tunnels, airports, railway yards, and ports. Products that serve these applications include street, area, high-mast, off-set roadway, sign lighting, poles, and integrated controls systems.

•	Residential — Includes a combination of decorative, utilitarian, and downlighting products.

•	Services — Includes monitoring and controlling of lighting systems through network technologies.
Sales of lighting solutions accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2012, 2011, and 2010.
Sales and Marketing
Sales.  The Company sells to customers in the North American market with separate sales forces targeted at delivering value added lighting solutions and services to various customer, channel, and geographic segments. As of August 31, 2012, these sales forces consist of approximately 250 company-employed salespeople and a network of approximately 200 independent sales agencies, each of which employs numerous salespeople. The Company also operates two separate European sales forces and an international sales group coordinating export sales outside of North America and Europe.
Marketing.  The Company markets its portfolio to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the Internet and other electronic media. The Company owns and operates training and display facilities in numerous locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Customers of the Company include electrical distributors, retail home improvement centers, electric utilities, utility distributors, municipalities, federal, state, and local governments, contractors, lighting showrooms, and energy service companies. In addition, there are a variety of other professionals, who could represent a significant influence in the product specification process for any given project. These generally include business owners, contractors, engineers, architects, and lighting designers.
A single customer of the Company, The Home Depot, accounted for approximately 10% of net sales of the Company in both fiscal 2012 and 2011 and 11% in fiscal 2010. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.
Manufacturing
The Company operates 20 manufacturing facilities, including 11 facilities in the United States, six facilities in Mexico, two facilities in Europe, and one in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Critical processes, including reflector forming and anodizing, high-end glass production, surface mount circuit board production, software development, and assembly, are primarily performed at company-owned facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, sockets, ballasts, and power supplies are purchased primarily from outside vendors. The Company’s investment in its production facilities is focused on improving capabilities, product quality, and manufacturing efficiency. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Additionally, the Company purchases certain finished goods, including poles, to complement its area lighting fixtures, as well as a variety of residential and commercial lighting equipment. In fiscal 2012, net sales of finished product manufactured by others accounted for approximately 22% of the Company’s net sales, while the Company’s U.S. operations produced approximately 29%; Mexico produced approximately 48%; and Europe produced approximately 1%.
Distribution
Lighting solutions are delivered directly or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) efforts are targeted toward the development of lighting solutions with an ever-increasing performance-to-cost ratio and energy efficiency, while mutually beneficial relationships with lamp, ballast, LED, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the design of the Company’s lighting solutions. For fiscal 2012, 2011, and 2010, research and development expense totaled $34.7, $31.3, and $26.6, respectively.
Competition
The lighting market served by the Company is highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include Cooper Industries plc, Hubbell Incorporated, and Koninklijke Philips Electronics N.V. The Company estimates that the largest publicly traded manufacturers (including Acuity Brands), which participate in varying degrees in the total North American lighting market, have approximately half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size, and, to a lesser degree, large, diversified global electronics companies, such as OSRAM AG, Schneider Electric, and General Electric Company.
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

Environmental Regulation
The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company allocates resources, including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, air emissions, end-of-life product dispositions, and energy-efficiency. The Company is not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on the Company. The cost of responding to future changes, however, may be substantial.
Raw Materials
The devices produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical components, plastics, and other petroleum-based materials and components. In fiscal 2012, the Company purchased approximately 90,000 tons of steel and aluminum. The Company estimates that less than 8% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately four million gallons of diesel fuel were consumed in fiscal 2012 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
The Company monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company currently sources raw materials from a number of suppliers, but the Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials, component parts (such as lamps, LEDs, ballasts, and power supplies), and finished goods.
Backlog Orders
The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The backlog of orders at any given time is affected by various factors, including seasonality, cancellations, sales promotions, production cycle times, and the timing of receipt and shipment of orders, which are usually shipped within a few weeks of order receipt. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of actual future shipments.
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
International Operations
The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 49% of the products sold by the Company are manufactured by the Company outside the United States, specifically operations in Mexico and Europe.
Of the Company’s total products sold, approximately 48% are produced at six facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Additionally, the Company is currently transferring production to existing facilities, including those in Mexico, related to the closure of its operations located in Cochran, Georgia (the “Cochran facility”), in order to better utilize manufacturing capacity.
For fiscal 2012, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Information Concerning Acuity Brands
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company’s reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or on their website at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Employees
Acuity Brands employs slightly more than 6,000 people, of which approximately 2,900 are employed in the United States, slightly less than 3,000 in Mexico, and approximately 200 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 3,800 persons (including approximately 1,100 in the United States). The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a.	Risk Factors
This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding

Forward-Looking Information” on page 29. These risks include, without limitation:
Risks Related to the Business of Acuity Brands, Inc.
General business and economic conditions, including the strength of the construction market, may affect demand for the Company’s products and services, which could impact results from operations.
The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as general economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting equipment depend significantly on the level of activity in new construction and renovations. Declines in general economic activity may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results from operations, and cash flows.
Tight credit conditions could impair the ability of the Company and other industry parties to effectively access capital markets, which could negatively impact the Company’s capital position and demand for the Company’s products and services.
The impact of tight credit conditions could continue to impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in a decline in construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and could adversely affect the Company’s results from operations and cash flows.
In addition to the impact on customers, tight credit conditions could impair the Company’s ability to effectively access capital. This could impair the Company’s ability to refinance debt as it becomes due or to obtain additional credit, if needed. The inability to effectively access capital markets could adversely affect the Company’s financial position, results from operations, and cash flows.
Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials, components, and purchased finished goods.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth materials, LEDs, ballasts, power supplies, petroleum-based by-products, natural gas, and copper. Future increases in the costs of these items could adversely affect operating margins, as there can be no assurance that future raw material and component price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers and, therefore, is reasonably insulated from risks affecting any one supplier. However, there are a limited number of suppliers for certain components and certain purchased finished goods, and disruptions in the supply of those items could negatively impact the Company’s short-term performance. In addition, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Variability in cost and availability could adversely affect the Company’s results from operations and cash flows.
In July 2010, the United States federal government enacted the Dodd–Frank Wall Street Reform and Consumer Protection Act, which contained provisions that mandated the creation of rules by the SEC for public companies to ascertain the region of origin of conflict minerals (i.e., cassiterite, wolframite, coltan, and gold) used in the production of goods. In August 2012, the SEC adopted new rules requiring disclosures of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule will require companies to perform due diligence and disclose through the issuance of a report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of the Company’s products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse affect on the Company’s ability to source these products in the future. In addition, costs attributable to compliance with the disclosure requirements of the SEC’s new rules, such as costs related to determining the source of certain minerals used in our products, will be incurred and could be material. The costs of compliance, including those related to supply chain research, unexpected consequences to the Company’s reputation, the limited number of suppliers, and possible changes in the sourcing of these materials, could adversely affect the Company’s results from operations and cash flows.

Acuity Brand’s results may be adversely affected by the Company’s inability to maintain pricing.
Aggressive pricing actions by competitors may affect the Company’s ability to achieve desired unit volume growth and profitability levels under its current pricing strategies. The Company may also decide to lower pricing to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels, which could negatively impact both net sales and gross margins.
Acuity Brands may experience difficulties in the consolidation of manufacturing facilities which could impact the shipments to customers, product quality, and the ability to realize the expected savings from streamlining actions.
The Company will benefit from its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs, only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
Acuity Brands is subject to risks related to operations outside the United States.
The Company has substantial activities outside of the United States, including sourcing of products, materials, and components. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; and unforeseen increases in tariffs and taxes. The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including foreign exchange risk, could have a material adverse effect on the Company’s business, financial condition, results from operations, and cash flows in the future.
Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies developed by others, and obtaining appropriate patents play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, lighting controls systems, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume. Also, certain key suppliers of components compete with the Company and could choose to cease supplying the Company, which could temporarily disrupt production by the Company until alternative supplier relationships are established. In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions to compete with traditional lighting providers. Certain global and more diversified electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products, and small startup companies may offer more localized product sales and support services within individual regions, which could have a material adverse effect on the Company’s business, financial condition, results from operations, and cash flows.
The Company’s inability to effectively introduce new products could adversely affect its ability to compete and its operating performance.
Continual introductions of new products, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to the Company’s competitive strategy. The success of new product introductions depends on a number of factors, including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with product life cycles, such as new products and production capabilities, the effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot fully predict the ultimate effect of new product introductions and transitions on the Company’s business, financial condition, results from operations, and cash flows.
Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.
The Company is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which the Company operates. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of the Company’s products and place restrictions on the products the Company can sell in certain geographical locations.
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
The Company is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of losses with a self-insurance retention of $0.5 per occurrence, including product liability claims, and is fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results from operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes injury, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial results, and cash flows.
Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect our results of operations, financial position, and cash flows.
In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has not experienced material costs related to such legislation, however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results.
Acuity Brands may pursue future growth through strategic acquisitions and alliances, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions and alliances and may continue to do so as opportunities arise in the future. The Company will benefit from such activity only to the extent that it can effectively leverage the assets of the acquired businesses and alliances, including personnel, technology, and operating processes. Uncertainty is inherent within the acquisition and alliance process, and unforeseen circumstances arising from recent and future acquisitions or alliances could offset their anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, and/or difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets. Any of these factors could adversely affect the Company’s financial condition, results from operations, and cash flows.
Acuity Brands may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers, including The Home Depot which historically has represented slightly greater than 10% of the Company’s total net sales, are directly impacted by the Company’s ability to deliver high-quality products and services. The Company and The Home Depot do not have a written obligation for the purchase of products. The loss of or a substantial decrease in the volume of purchases by The Home Depot could temporarily harm the Company’s sales, profitability, and cash flows. The Company also has relationships with channel partners such as electrical distributors and independent sale agencies. While the Company has experienced positive, and in most cases long-term, relationships with these channel partners, the loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could, at least in the short-term, adversely affect the Company’s sales, profitability, and cash flows.
Acuity Brands could be adversely affected by disruptions of its operations.
The breakdown of equipment or other events, including labor disputes, strikes, pandemics or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could have a material adverse effect on the Company’s financial results and cash flows. Approximately 48% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest, which could also disrupt supply of products from these facilities. Further, because many of the Company’s customers are, to varying degrees, dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems, in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial results and cash flows.

Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect the Company’s results from operations and financial condition or the effectiveness of internal controls over operations and financial reporting.
The Company is highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. Additionally, the Company maintains information technology to support lighting controls systems in customer offerings, which are integral to the functionality of those integrated systems. The Company could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of its systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services. Operating system failures, ineffective system implementation or disruptions, or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to liability claims, harm the Company’s reputation, interrupt the Company’s operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, results from operations, financial condition or cash flows.
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
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	12	8
Warehouses	—	2
Distribution Centers	2	5
Offices	3	18
The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Canada	Total
Owned	6	5	1	—	12
Leased	5	1	1	1	8
Total	11	6	2	1	20

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 22, 2012, there were 3,533 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2011
First Quarter	$54.30	$39.25	$0.13
Second Quarter	$60.73	$52.21	$0.13
Third Quarter	$61.45	$52.80	$0.13
Fourth Quarter	$60.94	$38.74	$0.13
2012
First Quarter	$50.27	$33.13	$0.13
Second Quarter	$64.26	$47.82	$0.13
Third Quarter	$64.82	$49.60	$0.13
Fourth Quarter	$66.66	$48.11	$0.13
The Company currently plans to pay quarterly dividends for fiscal 2013 on its common stock at an annual rate of $0.52 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Company’s Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
In September 2011, the Company's Board of Directors authorized the repurchase of two million shares, or almost 5%, of the Company's outstanding common stock. None of the Company’s outstanding common stock was repurchased under the current plan during fiscal 2012.
Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and the Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
None of the Company’s outstanding common stock was repurchased during the quarter ended August 31, 2012.
Company Stock Performance
The following information in this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2012, with the cumulative total returns of the Standard & Poor’s (“S&P”) MidCap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P Midcap 400 Index and Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.

	Aug-07	Aug-08	Aug-09	Aug-10	Aug-11	Aug-12

Acuity Brands, Inc.	$100	$101	$76	$93	$111	$156
S&P Midcap 400 Index	$100	$96	$78	$88	$108	$121
Dow Jones US Electrical Components & Equipment Index	$100	$95	$74	$78	$97	$120
Dow Jones US Building Materials & Fixtures Index	$100	$91	$68	$69	$77	$115

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of Acuity Brands which have been derived from the Consolidated Financial Statements of Acuity Brands for each of the five years in the period ended August 31, 2012. Amounts have been adjusted to reflect the specialty products business as discontinued operations as a result of the Spin-off. Refer to Part 1, Item 1 above for additional information regarding the Spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2012(1)	2011	2010(2)	2009(3)	2008(4)
	(In millions, except per-share data)
Net sales	$1,933.7	$1,795.7	$1,626.9	$1,657.4	$2,026.6
Income from Continuing Operations	116.3	105.5	79.0	85.2	148.6
Income (loss) from Discontinued Operations	—	—	0.6	(0.3)	(0.3)
Net Income	116.3	105.5	79.6	84.9	148.3
Basic earnings per share from Continuing Operations	$2.75	$2.46	$1.83	$2.05	$3.58
Basic earnings (loss) per share from Discontinued Operations	—	—	0.01	(0.01)	(0.01)
Basic earnings per share	$2.75	$2.46	$1.84	$2.04	$3.57
Diluted earnings per share from Continuing Operations	$2.72	$2.42	$1.79	$2.01	$3.51
Diluted earnings (loss) per share from Discontinued Operations	—	—	0.01	(0.01)	(0.01)
Diluted earnings per share	$2.72	$2.42	$1.80	$2.00	$3.50
Cash and cash equivalents	$284.5	$170.2	$191.0	$18.7	$297.1
Total assets	1,736.9	1,597.4	1,503.6	1,290.6	1,408.7
Long-term debt (less current maturities)	353.5	353.4	353.3	22.0	204.0
Total debt	353.5	353.4	353.3	231.5	363.9
Stockholders’ equity	834.0	757.0	694.4	672.2	575.5
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.54
_______________________________________

(1)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2012 include expenses incurred in the closing of the Cochran, GA manufacturing facility and other streamlining activities. Amounts related to these restructuring charges were comprised of the following: a) $13.3 of pre-tax special charges ($8.8 after-tax), or $0.21 per share, primarily related to severance and production transfer costs; b) pre-tax non-cash impairments of $1.2 ($0.8 after-tax), or $0.02 per share, attributable to the abandonment of usable inventory that will not be transferred to other facilities; and c) pre-tax incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2 ($2.0 after-tax), or $0.05 per share.

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

(3)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2009 include a pre-tax special charge of $26.7 ($16.8 after-tax), or $0.40 per share, for estimated costs to simplify and streamline the Company’s operations.

(4)
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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2012 and 2011. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of roughly 500,000 active products as part of over 2,000 product groups that are sold to a broad and diverse customer base. As of August 31, 2012, the Company operates 20 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
Since fiscal 2010, the Company has made several acquisitions to expand and enhance its portfolio of lighting solutions, including the following:
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
Throughout fiscal 2012, the Company believes it made significant progress towards achieving its strategic objectives,

including expanding its access to the market, introducing new lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating margins in the mid-teens or higher;

•	Earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
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
Over the previous three years, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) and the execution of a new $250.0 revolving credit facility scheduled to mature in fiscal 2017 (the “Revolving Credit Facility”). See the Capitalization section below and the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under the existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest during fiscal 2013 approximately $40.0 primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2012 was $284.5, an increase of $114.3 from August 31, 2011. During the year ended August 31, 2012, the Company generated net cash from operating activities of $172.2 with additional cash received of $7.6 from stock issuances in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the current year for capital expenditures of $31.4 and acquisitions (net of cash assumed) of $3.8. In addition, the Company paid dividends to stockholders of $22.0 and repurchased common stock of the Company for $9.2. Foreign currency related items had an unfavorable effect on cash flows of $4.1 during the current year.
During fiscal 2012, the Company generated net cash from operating activities of $172.2 compared with $161.1 generated in the prior-year period due primarily to higher net income during fiscal 2012 compared with the prior-year period.
Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions), increased modestly by approximately $0.5 in fiscal 2012 compared to fiscal 2011. However, the underlying components of operating working capital changed more noticeably. The slight increase in accounts receivable was attributable to the higher level of net sales in fiscal 2012 compared with fiscal 2011, mostly offset by the timing of receipts from customers. The increase in inventory, primarily raw materials, was due mostly to higher relative costs of raw materials used in products based on newer technologies, such as solid state lighting, a temporary increase of certain inventories in order to maintain service levels during the production moves associated with the closure of the Cochran, Georgia, manufacturing facility (the “Cochran facility”, see the Results of Operations section and the Special Charge footnote within the Notes to Consolidated Financial Statements for more information) and certain strategic purchases of commodities and components. Accounts payable increased almost entirely due to the aforementioned inventory purchases.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $31.4 and $23.3 in fiscal 2012 and 2011, respectively, primarily for new tooling, machinery, equipment, and information technology.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2012:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$353.5	$—	$—	$—	$353.5
Interest Obligations(2)	263.2	31.2	64.1	65.8	102.1
Operating Leases(3)	54.4	15.3	19.5	13.3	6.3
Purchase Obligations(4)	104.0	99.5	3.0	1.5	—
Other Long-term Liabilities(5)	58.7	5.8	10.6	6.7	35.6
Total	$833.8	$151.8	$97.2	$87.3	$497.5
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2012) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2012 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $7.0 of unrecognized tax benefits as a reasonable estimate of the period of cash settlement with the respective taxing authorities that cannot be determined.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of August 31, 2012, total debt outstanding of $353.5 remained substantially unchanged from August 31, 2011 and consisted primarily of fixed-rate obligations.
On December 8, 2009, ABL issued the Notes in a private placement transaction with an aggregate principle amount of $350.0. The Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On January 31, 2012, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with this replacement. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on January 31, 2017. The Company was compliant with all financial covenants under the Revolving Credit Facility as of

August 31, 2012. As of August 31, 2012, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company's industrial revenue bond. At August 31, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2012, the Company’s consolidated stockholders’ equity increased $77.0 to $834.0 at August 31, 2012 from $757.0 at August 31, 2011. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by repurchases of common stock, payment of dividends, pension plan adjustments, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 29.8% and 31.8% at August 31, 2012 and August 31, 2011, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 7.6% at August 31, 2012 and 19.4% at August 31, 2011, which decreased due primarily to the substantial increase in the Company’s cash balance for the current year.
Dividends
Acuity Brands paid dividends on its common stock of $22.0 ($0.52 per share) in fiscal 2012 and $22.6 ($0.52 per share) in fiscal 2011. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s Board of Directors deems relevant.

Results of Operations
Fiscal 2012 Compared with Fiscal 2011
The following table sets forth information comparing the components of net income for the year ended August 31, 2012 with the year ended August 31, 2011:

	Years Ended August 31,		Increase		Percent
	2012	2011	(Decrease)		Change
Net Sales	$1,933.7	$1,795.7	$138.0		7.7%
Cost of Products Sold	1,145.7	1,065.7	80.0		7.5%
Gross Profit	788.0	730.0	58.0		7.9%
Percent of net sales	40.8%	40.7%	10	bps
Selling, Distribution, and Administrative Expenses	566.7	541.3	25.4		4.7%
Special Charge	13.3	—	13.3		100.0%
Operating Profit	208.0	188.7	19.3		10.2%
Percent of net sales	10.8%	10.5%	30	bps
Other Expense (Income)
Interest Expense, net	30.7	29.9	0.8		2.7%
Miscellaneous (Income) Expense, net	(1.7)	1.2	(2.9)		NM
Total Other Expense	29.0	31.1	(2.1)		(6.8)%
Income before Provision for Income Taxes	179.0	157.6	21.4		13.6%
Percent of net sales	9.3%	8.8%	50	bps
Provision for Taxes	62.7	52.1	10.6		20.3%
Effective tax rate	35.0%	33.1%
Net Income	$116.3	$105.5	$10.8		10.2%
Diluted Earnings per Share	$2.72	$2.42	$0.30		12.4%
NM - not meaningful
Net sales increased $138.0, or 7.7%, to $1,933.7 for the year ended August 31, 2012 compared with $1,795.7 reported in the year ended August 31, 2011. For the year ended August 31, 2012, the Company reported net income of $116.3 compared with $105.5 for the year ended August 31, 2011, an increase of $10.8, or slightly more than 10%. For fiscal 2012, diluted earnings per share increased more than 12% to $2.72 from $2.42 for the prior-year period. The Company recognized approximately $8.8, or $0.21 per share, in after-tax special charges related to the closure of the Cochran facility and other streamlining efforts in fiscal 2012 with no comparative charges recognized in the same period for fiscal 2011. More information on the impact of the streamlining efforts on fiscal 2012 results is below.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility, other costs associated with manufacturing inefficiencies and abandoned inventory directly related to the manufacturing facility closure, the reduction in workforce, and by realigning responsibilities primarily within various SD&A departments. Although restructuring charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of restructuring charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,
	2012	2011
Gross Profit	$788.0	$730.0
Add-back: Manufacturing inefficiencies(2)	3.2	—
Add-back: Abandonment of inventory(3)	1.2	—
Adjusted Gross Profit	$792.4	$730.0
Percent of net sales	41.0%	40.7%
Operating Profit	$208.0	$188.7
Add-back: Special Charge(1)	13.3	—
Add-back: Manufacturing inefficiencies(2)	3.2	—
Add-back: Abandonment of inventory(3)	1.2	—
Adjusted Operating Profit	$225.7	$188.7
Percent of net sales	11.7%	10.5%
Net Income	$116.3	$105.5
Add-back: Special Charge, net of tax	8.8	—
Add-back: Manufacturing inefficiencies, net of tax	2.0	—
Add-back: Abandonment of inventory, net of tax	0.8	—
Adjusted Net Income	$127.9	$105.5
Diluted Earnings per Share	$2.72	$2.42
Add-back: Special Charge, net of tax	0.21	—
Add-back: Manufacturing inefficiencies, net of tax	0.05	—
Add-back: Abandonment of inventory, net of tax	0.02	—
Adjusted Diluted Earnings per Share	$3.00	$2.42
_______________________________________

(1)	Special charge primarily comprised of severance and production transfer costs related to streamlining efforts.

(2)	Incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure.

(3)	Non-cash impairments attributable to the abandonment of usable inventory that will not be transferred to other facilities and directly related to the Cochran facility closure.
Net Sales
Net sales for the year ended August 31, 2012, increased by 7.7% compared with the prior-year period. Excluding the impact from acquisitions during the comparable period, net sales for fiscal 2012 rose 6.5% over the prior-year period. Volumes increased approximately 5% year-over-year due to increased shipments of lighting solutions across most product groups. Although it is not possible to precisely quantify the separate impact of changes in product prices and the mix of products sold (“price/mix”), favorable changes in price/mix contributed slightly less than two percentage points to the year-over-year increase in net sales. The Company experienced higher volumes across a number of sales channels, particularly in the non-residential commercial and industrial channel and home center channel. Revenue derived from the sale of LED-based luminaires increased at a healthy pace during the current year, and, now, these products represent almost 10% of the Company’s net sales. The impact on the Company’s net sales from acquisitions and foreign currency items was not significant.
Gross Profit
Gross profit for fiscal 2012 increased $58.0, or 7.9%, to $788.0 compared with $730.0 for the prior year. The increase was due primarily to improvements in price/mix, higher sales volumes, and net benefits recognized from productivity improvements attributable to streamlining activities. These benefits were partially offset by the impact of higher material and component costs that were not fully recovered through implemented price increases and higher freight costs to support the higher level of sales in fiscal 2012. The recent relatively lower material and component costs did not have an immediate effect on the Company’s results due to the first-in, first-out (FIFO) accounting method for inventoriable costs, which creates a lag in expense recognition until such time the products are manufactured and sold. Gross profit margin improved 10 basis points to 40.8% for the year ended August 31, 2012 compared with 40.7% for the year ended August 31, 2011.
Excluding the impact of expenses associated with the closure of the Cochran facility, adjusted gross profit was $792.4 in fiscal 2012 compared to gross profit (with no corresponding restructuring charges in Cost of Products Sold) of $730.0 in fiscal 2011, which amounted to an increase of $62.4, or 8.5%. Adjusted gross profit margin (excluding the expenses associated with the Cochran facility closure in Cost of Products Sold) increased 30 basis points to 41.0% in fiscal 2012 compared to 40.7% (with no corresponding charges) reported in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2012 increased $25.4, or 4.7%, to $566.7 compared with $541.3 in the prior year. The increase in SD&A expenses was due primarily to higher commission and freight costs in support of higher sales, higher employee incentive compensation, and selected spending for long-term growth opportunities, including investments in innovation and technology. Compared with the prior-year period, SD&A expenses as a percent of sales improved 80 basis points to 29.3% for fiscal 2012 from 30.1% in fiscal 2011, as a result of relatively slower growth in SD&A expenses to support the increased level of sales.
During the year ended August 31, 2012, the Company recorded a pre-tax charge of $13.3 related to the initiatives to streamline and simplify operations. The special charge was related primarily to severance and related employee benefit costs and production transfer expenses associated with the closure of a manufacturing facility in Cochran, Georgia, workforce reductions in the Company’s operations in Spain, and realignment of responsibilities within certain SD&A departments. In addition, the Company recognized other charges directly related to these streamlining efforts, specifically non-cash charges of $1.2 attributable to the abandonment of usable inventory that will not be transferred to other facilities and approximately $3.2 of costs incurred due to production inefficiencies directly attributable to the closure of the Cochran facility reported in Cost of Products Sold. See the Outlook section for more information on these actions.
Operating profit for fiscal 2012 was $208.0 compared with $188.7 reported for the prior-year period, an increase of $19.3, or 10.2%. The year-over-year increase was due primarily to the growth in net sales and net benefits recognized from streamlining activities, which were partially offset by increases in material and component costs, incremental charges to facilitate the closure of the Cochran facility and the transfer of production to other locations, and higher SD&A expenses necessary to support the higher net sales as discussed above. Operating profit margin increased to 10.8% compared with 10.5% in the prior-year period.
Adjusted operating profit (excluding the special charge and expenses associated with the Cochran facility closure) for fiscal 2012 increased by $37.0, or 19.6%, compared to operating profit (with no corresponding charges) of $188.7 for fiscal 2011. Adjusted operating profit margin (excluding the special charge and expenses associated with the Cochran facility closure) increased 120 basis points to 11.7% compared with operating profit margin (with no corresponding charges) of 10.5% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to foreign exchange related gains and losses. Interest expense, net, was $30.7 and $29.9 for the years ended August 31, 2012 and 2011, respectively. The increase in interest expense, net, was due primarily to higher interest related to obligations associated with non-qualified retirement plans. The change in net miscellaneous income of $1.7 in fiscal 2012 compared with $1.2 of net miscellaneous expense in fiscal 2011 was due primarily to the favorable impact of exchange rate changes on foreign currency exposures, primarily those associated with the Mexican peso.
Provision for Income Taxes and Net Income
The effective income tax rate was 35.0% and 33.1% for the years ended August 31, 2012 and 2011, respectively. The increase in the effective tax rate was due primarily to the reduced impact of favorable permanent tax items on higher taxable income, unrecognizable tax benefits for losses in Spain, and the expiration of the research and development tax credit, which occurred at the end of calendar year 2011. The Company estimates that the effective tax rate for fiscal 2013 will be approximately 35.0% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2012 increased $10.8, or 10.2%, to $116.3 from $105.5 reported for the prior year. The increase in net income resulted primarily from higher operating profit and gains on foreign currency items, partially offset by higher tax expense.
Adjusted net income (excluding the special charge and expenses associated with the Cochran facility closure) for fiscal 2012 increased approximately 21% to $127.9 compared with $105.5 of net income (with no corresponding charges) in the year-ago period. Adjusted diluted earnings per share for fiscal 2012 were $3.00 (excluding the special charge and expenses associated with the Cochran facility closure) compared with diluted earnings per share (with no corresponding charges) of $2.42 for the prior-year period, which represented an increase of $0.58, or approximately 24%.
Fiscal 2011 Compared with Fiscal 2010
The following table sets forth information comparing the components of net income for the year ended August 31, 2011 with the year ended August 31, 2010:

	Years Ended August 31,		Increase		Percent
	2011	2010	(Decrease)		Change
Net Sales	$1,795.7	$1,626.9	$168.8		10.4%
Cost of Products Sold	1,065.7	965.4	100.3		10.4%
Gross Profit	730.0	661.5	68.5		10.4%
Percent of net sales	40.7%	40.7%	—	bps
Selling, Distribution, and Administrative Expenses	541.3	495.4	45.9		9.3%
Special Charge	—	8.4	(8.4)		(100.0)%
Operating Profit	188.7	157.7	31.0		19.7%
Percent of net sales	10.5%	9.7%	80	bps
Other Expense (Income)
Interest Expense, net	29.9	29.4	0.5		1.7%
Loss on Early Debt Extinguishment	—	10.5	(10.5)		(100.0)%
Miscellaneous Expense (Income), net	1.2	(1.0)	2.2		NM
Total Other Expense	31.1	38.9	(7.8)		(20.1)%
Income from Continuing Operations before Provision for Income Taxes	157.6	118.8	38.8		32.7%
Percent of net sales	8.8%	7.3%	150	bps
Provision for Taxes	52.1	39.8	12.3		30.9%
Effective tax rate	33.1%	33.5%
Income from Continuing Operations	105.5	79.0	26.5		33.5%
Income from Discontinued Operations	—	0.6	(0.6)		(100.0)%
Net Income	$105.5	$79.6	$25.9		32.5%
Diluted Earnings per Share from Continuing Operations	$2.42	$1.79	$0.63		35.2%
Diluted Gain per Share from Discontinued Operations	$—	$0.01	$(0.01)		(100.0)%
Diluted Earnings per Share	$2.42	$1.80	$0.62		34.4%
NM - not meaningful

Results from Continuing Operations
Net sales were $1,795.7 for the year ended August 31, 2011, compared with $1,626.9 reported in the year ended August 31, 2010, an increase of $168.8, or 10.4%. For the year ended August 31, 2011, the Company reported income from continuing operations of $105.5 compared with $79.0 for the year ended August 31, 2010. For fiscal 2011, diluted earnings per share from continuing operations increased 35% to $2.42, from $1.79 for the prior-year period. For the year ended August 31, 2010, the Company recorded $5.5 in after-tax special charges related to estimated costs to be incurred to simplify and streamline operations and consolidate certain manufacturing facilities, which included an after-tax non-cash asset impairment charge of $2.4. In addition, a $6.8 after-tax loss associated with the early extinguishment of debt was incurred during fiscal 2010. The special charges and loss on early extinguishment of debt negatively impacted the fiscal 2010 results by $0.29 per diluted share, with no comparative charges recognized in same period for fiscal 2011.
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
Operating Profit
SD&A expenses for the year ended August 31, 2011, were $541.3 compared with $495.4 in the prior year, which represented a $45.9, or 9.3%, year-over-year increase. The increase in SD&A expenses was due primarily to additional costs associated with recently acquired businesses, higher commission and freight costs in support of higher sales, and selected spending for long-term growth opportunities, including investments in innovation and technology. Compared with the prior-

year period, SD&A expenses as a percent of sales improved 40 basis points to 30.1% for fiscal 2011, as a result of relatively slower growth in SD&A expenses to support the increased level of sales.
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
From an overall market perspective, third-party forecasts for the U.S. non-residential construction market, a key market for the company, remain favorable though estimates for growth vary significantly. The current consensus estimate is that non-residential construction will grow modestly through fiscal 2013, while the growth rate for the North American lighting market will be higher, suggesting growth in the mid-single digit range for fiscal 2013. However, the North American lighting market has experienced a slowdown in the rate of growth over the past few months, reflecting both a tepid economic recovery in the U.S. and macro-level uncertainties in the U.S. and globally. Nonetheless, management believes that opportunities exist that will allow the Company to continue to outperform the markets it serves, including benefits from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of innovative products and lighting solutions.
For the year ended August 31, 2012, the Company recognized $17.7 of pre-tax special charges associated with actions to streamline the organization, including the reduction of its workforce in Spain, and for other expenses directly attributable to the closure of the Cochran facility. During the first quarter of fiscal 2013, the Company expects to incur additional pre-tax special charges of approximately $2.0 associated with the facility closing along with related production inefficiencies of approximately $3.0. These additional costs could vary depending on the timing of the transfer of production. The Company expects to realize annualized savings from these streamlining activities of approximately $14.0 of which approximately $4.0 was realized during the second half of fiscal 2012. The Company expects to be at the total annualized savings run rate from the streamlining activities by the end of the first quarter of fiscal 2013, following the completion of the transfer of production and closure of the facility.
From a longer term perspective, management expects that its addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront. Management remains very positive about the future prospects of the Company and its ability to continue to outperform the markets it serves.
Accounting Standards Adopted in Fiscal 2012 and Accounting Standards Yet to Be Adopted
See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

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
The management of Acuity Brands believes the following represent the Company’s critical accounting estimates:
Revenue Recognition
The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. In the period of revenue recognition, provisions for certain rebates, sales incentives, product returns, and discounts to customers are estimated and recorded, in most instances, as a reduction of revenue. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These items are estimated based on customer agreements, historical trends, and expected demand. Actual results could differ from estimates, which would require adjustments to accrued amounts.

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
Goodwill and Indefinite Lived Intangible Assets
The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the long-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
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
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $554.9. The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill as of June 1, 2012. To do this, the Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous year’s impairment test to identify potentially significant variances to further support the reasonableness of the assumptions.
Taking into consideration these factors, the Company estimated the potential change in the fair value of goodwill compared with the previous year’s impairment test. As a result of this analysis, management believes the estimated fair value of the reporting unit continues to exceed its carrying value by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.
Indefinite Lived Intangible Assets
The Company’s indefinite lived intangible assets consist of five unamortized trade names with an aggregate carrying value of approximately $96.1. Management utilized significant assumptions to estimate the fair value of these unamortized trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales, the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3.5% for the Company and is based primarily on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 11% and 14% as of June 1, 2012, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2012, the Company performed an evaluation of the fair value of its five unamortized trade names. The Company’s expected revenues are based on the Company’s fiscal 2013 expectations and recent lighting market growth estimates for fiscal 2013 through 2017. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2012, estimated theoretical royalty rates ranged between 1% and 5%. The indefinite lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name by a significant amount. The estimated fair values of the indefinite lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates and the discount rate, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the trade names based on changes in the assumptions that would be less likely to occur would not be material to the Company’s financial results, trend of earnings, or financial position.
Self-Insurance
The Company self-insures, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow.
The Company is also self-insured for the majority of its medical benefit plans with individual claims limited to $0.3. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan design, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense and cash flow.
Income Taxes
The Company uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, income tax expense, and deferred income tax liabilities and assets, which represent temporary and permanent differences between amounts within the financial statements and the income tax basis. Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), requires the evaluation and testing of the recoverability of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the relevant factors, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Reasonable judgment and estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers a number of factors, including, but not limited to: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences;

and the length of time carryovers can be utilized.
In light of the multiple tax jurisdictions in which the Company operates, the Company’s tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. The results of these audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions as prescribed by ASC 740, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect the Company’s financial position, results from operations, and cash flows.
Retirement Benefits
The Company sponsors domestic and international defined benefit pension plans and defined contribution plans and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, the rates of increase in employee compensation levels, and, for one international plan, retroactive inflationary adjustments. These assumptions are determined based on Company and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Profit Sharing Plans footnote of the Notes to Consolidated Financial Statements for further information on the Company’s plans.
Share-Based Compensation Expense
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote of the Notes to Consolidated Financial Statements) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
The Company employs the Black-Scholes model in deriving the fair value estimates of certain share-based awards and records estimates of forfeitures of all share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Summary of Significant Accounting Policies and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.
Product Warranty and Recall Costs
The Company records an allowance for the estimated amount of future warranty or recall costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. The Company is fully self-insured for product warranty and recall costs. Historical warranty costs have been within expectations, however, there can be no assurance that future warranty costs will not exceed historical amounts or that using new technologies such as LED products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results and cash flow in future periods.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2013 annual tax rate; (g) the Company’s expectations regarding the timing, costs, and savings of streamlining events, and the
Company’s ability to effectively execute the announced changes, including, but not limited to, transition of manufacturing capacity, labor negotiations, and disposition of property; (h) the Company’s future amortization expense; and (i) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2012, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2012, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2012, would have decreased the estimated fair value of these debt obligations by approximately $8.0. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements, contained in this Form 10-K, for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are sourced from the United States, and, to a lesser extent, in Europe. A hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% as of August 31, 2012 would negatively impact operating profit by approximately $10.0, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar as of August 31, 2012 would favorably impact operating profit by approximately $10.0. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar as of August 31, 2012 would negatively impact operating profits by approximately $5.0, while a hypothetical decrease of 10% in the value of the Mexican peso in relation to the U.S. dollar as of August 31, 2012 would favorably impact operating profit by approximately $5.0. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2012, the Company purchased approximately 90,000 tons of steel and aluminum. The Company estimates that less than 8% of the raw materials purchased are petroleum-based and that approximately four million gallons of diesel fuel were consumed in fiscal 2012. Failure to effectively manage future increases in the costs of these items could adversely affect the ability to maintain or increase operating margins.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2012, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 26, 2012 appears on page 35 of this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 26, 2012

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2012 of Acuity Brands, Inc. and our report dated October 26, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 26, 2012

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2012	2011
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$284.5	$170.2
Accounts receivable, less reserve for doubtful accounts of $1.4 and $1.8 at August 31, 2012 and 2011, respectively	263.8	262.6
Inventories	194.1	165.9
Deferred income taxes	13.0	16.0
Prepayments and other current assets	23.6	15.8
Total Current Assets	779.0	630.5
Property, Plant, and Equipment, at cost:
Land	7.3	8.4
Buildings and leasehold improvements	115.5	121.2
Machinery and equipment	345.7	355.3
Total Property, Plant, and Equipment	468.5	484.9
Less — Accumulated depreciation and amortization	329.3	341.7
Property, Plant, and Equipment, net	139.2	143.2
Other Assets:
Goodwill	554.9	559.2
Intangible assets	230.8	234.2
Deferred income taxes	4.1	2.0
Other long-term assets	28.9	28.3
Total Other Assets	818.7	823.7
Total Assets	$1,736.9	$1,597.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232.7	$203.8
Accrued compensation	44.9	45.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	86.0	81.4
Total Current Liabilities	364.8	331.4
Long-Term Debt	353.5	353.4
Accrued Pension Liabilities, less current portion	90.1	60.5
Deferred Income Taxes	33.4	36.4
Self-Insurance Reserves, less current portion	6.6	7.3
Other Long-Term Liabilities	54.5	51.4
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; and 51,508,358 issued and 41,789,103 outstanding at August 31, 2012; and 50,956,137 issued and 41,488,882 outstanding at August 31, 2011	0.5	0.5
Paid-in capital	703.1	680.3
Retained earnings	635.3	541.0
Accumulated other comprehensive loss items	(84.7)	(53.8)
Treasury stock, at cost, 9,719,255 shares and 9,467,255 shares at August 31, 2012 and 2011, respectively	(420.2)	(411.0)
Total Stockholders’ Equity	834.0	757.0
Total Liabilities and Stockholders’ Equity	$1,736.9	$1,597.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended August 31,
	2012	2011	2010
	(In millions, except per-share data)
Net Sales	$1,933.7	$1,795.7	$1,626.9
Cost of Products Sold	1,145.7	1,065.7	965.4
Gross Profit	788.0	730.0	661.5
Selling, Distribution, and Administrative Expenses	566.7	541.3	495.4
Special Charge	13.3	—	8.4
Operating Profit	208.0	188.7	157.7
Other Expense (Income):
Interest expense, net	30.7	29.9	29.4
Miscellaneous (income) expense, net	(1.7)	1.2	(1.0)
Loss on early debt extinguishment	—	—	10.5
Total Other Expense	29.0	31.1	38.9
Income from Continuing Operations before Provision for Income Taxes	179.0	157.6	118.8
Provision for Income Taxes	62.7	52.1	39.8
Income from Continuing Operations	116.3	105.5	79.0
Income from Discontinued Operations	—	—	0.6
Net Income	$116.3	$105.5	$79.6
Earnings Per Share:
Basic Earnings per Share from Continuing Operations	$2.75	$2.46	$1.83
Basic Earnings per Share from Discontinued Operations	—	—	0.01
Basic Earnings per Share	$2.75	$2.46	$1.84
Basic Weighted Average Number of Shares Outstanding	41.4	42.2	42.5
Diluted Earnings per Share from Continuing Operations	$2.72	$2.42	$1.79
Diluted Earnings per Share from Discontinued Operations	—	—	0.01
Diluted Earnings per Share	$2.72	$2.42	$1.80
Diluted Weighted Average Number of Shares Outstanding	41.9	42.8	43.3
Dividends Declared per Share	$0.52	$0.52	$0.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2012	2011	2010
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$116.3	$105.5	$79.6
Subtract: Income from Discontinued Operations	—	—	(0.6)
Income from Continuing Operations	116.3	105.5	79.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	39.8	40.1	36.5
Noncash compensation expense, net	10.3	8.4	9.0
Excess tax benefits from share-based payments	(4.9)	(5.3)	(2.8)
Loss on early debt extinguishment	—	—	10.5
Loss on the sale or disposal of property, plant, and equipment	0.5	0.4	0.5
Asset impairments	0.3	0.3	5.1
Deferred income taxes	6.2	10.3	7.4
Other non-cash items	0.1	0.1	—
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(2.3)	2.9	(29.2)
Inventories	(28.6)	(5.3)	(8.6)
Prepayments and other current assets	(2.2)	0.7	1.8
Accounts payable	29.6	5.5	33.5
Other current liabilities	9.7	0.5	21.8
Other	(2.6)	(3.0)	(4.0)
Net Cash Provided by Operating Activities	172.2	161.1	160.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(31.4)	(23.3)	(21.9)
Proceeds from sale of property, plant, and equipment	0.1	1.2	0.2
Acquisitions of businesses and intangible assets, net of cash acquired	(3.8)	(90.4)	(22.6)
Net Cash Used for Investing Activities	(35.1)	(112.5)	(44.3)
Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	—	(237.9)
Issuance of long-term debt	—	—	346.5
Repurchases of common stock	(9.2)	(61.0)	(36.1)
Proceeds from stock option exercises and other	7.6	6.5	6.5
Excess tax benefits from share-based payments	4.9	5.3	2.8
Dividends paid	(22.0)	(22.6)	(22.6)
Net Cash (Used for) Provided by Financing Activities	(18.7)	(71.8)	59.2
Effect of Exchange Rate Changes on Cash	(4.1)	2.4	(3.1)
Net Change in Cash and Cash Equivalents	114.3	(20.8)	172.3
Cash and Cash Equivalents at Beginning of Period	170.2	191.0	18.7
Cash and Cash Equivalents at End of Period	$284.5	$170.2	$191.0
Supplemental Cash Flow Information:
Income taxes paid during the period	$50.7	$34.2	$32.7
Interest paid during the period	$31.6	$29.9	$30.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated Other Comprehensive Income (Loss) Items
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Pension Liability	Currency Translation Adjustment	Treasury Stock	Total
	(In millions, except share and per-share data)
Balance, August 31, 2009		$0.5	$647.2	$404.2	$(42.0)	$(15.4)	$(322.3)	$672.2
Comprehensive income:
Net income	$79.6	—	—	79.6	—	—	—	79.6
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(3.2)	—	—	—	—	(3.2)	—	(3.2)
Pension liability adjustment (net of tax of $6.0)	(10.7)	—	—	—	(10.7)	—	—	(10.7)
Other comprehensive loss	(13.9)
Comprehensive income	$65.7
Common Stock reissued from Treasury Shares for acquisition of businesses		—	(3.6)	(2.1)	—	—	5.7	—
Amortization, issuance, and forfeitures of restricted stock grants		—	9.0	—	—	—	—	9.0
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.6)	—	—	—	(22.6)
Stock options exercised		—	6.2	—	—	—	—	6.2
Repurchases of common stock		—	—	—	—	—	(39.1)	(39.1)
Tax effect on stock options and restricted stock		—	2.8	—	—	—	—	2.8
Other		—	—	(0.1)	—	—	—	(0.1)
Balance, August 31, 2010		0.5	661.9	459.0	(52.7)	(18.6)	(355.7)	694.4
Comprehensive income:
Net income	$105.5	—	—	105.5	—	—	—	105.5
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	9.9	—	—	—	—	9.9	—	9.9
Pension liability adjustment (net of tax of $4.2)	7.6	—	—	—	7.6	—	—	7.6
Other comprehensive income	17.5
Comprehensive income	$123.0
Common Stock reissued from Treasury Shares for acquisition of businesses		—	(1.8)	(0.9)	—	—	2.7	—
Amortization, issuance, and forfeitures of restricted stock grants		—	8.4	—	—	—	—	8.4
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.6)	—	—	—	(22.6)
Stock options exercised		—	6.2	—	—	—	—	6.2
Repurchases of common stock		—	—	—	—	—	(58.0)	(58.0)
Tax effect on stock options and restricted stock		—	5.3	—	—	—	—	5.3
Balance, August 31, 2011		0.5	680.3	541.0	(45.1)	(8.7)	(411.0)	757.0
Comprehensive income:
Net income	$116.3	—	—	116.3	—	—	—	116.3
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax expense of $0)	(8.2)	—	—	—	—	(8.2)	—	(8.2)
Pension liability adjustment (net of tax of $11.4)	(22.7)	—	—	—	(22.7)	—	—	(22.7)
Other comprehensive loss	(30.9)
Comprehensive income	$85.4
Amortization, issuance, and forfeitures of restricted stock grants		—	10.3	—	—	—	—	10.3
Employee Stock Purchase Plan issuances		—	0.3	—	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock		—	—	(22.0)	—	—	—	(22.0)
Stock options exercised		—	7.3	—	—	—	—	7.3
Repurchases of common stock		—	—	—	—	—	(9.2)	(9.2)
Tax effect on stock options and restricted stock		—	4.9	—	—	—	—	4.9
Balance, August 31, 2012		$0.5	$703.1	$635.3	$(67.8)	$(16.9)	$(420.2)	$834.0

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
Since fiscal 2010, the Company has made several acquisitions to expand and enhance its portfolio of lighting solutions, including the following:
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
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods, unless noted otherwise.

2.	Discontinued Operations
Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $0.01 per share, to the Company's stockholders of record as of October 17, 2007. As a result of the Spin-off, the Company's financial statements have been prepared with the results of operations and cash flows of the specialty products business presented as discontinued operations.
In conjunction with the Spin-off, Acuity Brands and Zep entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. During fiscal 2010, income from discontinued operations was recognized in the amount of $0.6 related to the revision of estimates of certain legal reserves established at the time of the Spin-off. As with the original reserve, income from discontinued operations had no income tax effect. No activity related to discontinued operations occurred during fiscal 2012 and 2011.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, and (iii) monitoring and lighting control services. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation and monitoring and lighting control services. The undelivered elements associated with installations and monitoring and lighting control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) management estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are recognized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met due to the undelivered elements being essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting solutions, as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $39.7 and $38.1 at August 31, 2012 and 2011, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2012 or 2011. Additionally, net sales to The Home Depot accounted for approximately 10% of net sales of the Company in both fiscal 2012 and 2011 and 11.0% of net sales of the Company in fiscal 2010.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at August 31, 2012.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2012	2011
Raw materials, supplies, and work in process(1)	$120.2	$97.6
Finished goods	84.6	78.5
	204.8	176.1
Less: Reserves	(10.7)	(10.2)
Total Inventory	$194.1	$165.9
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process to be meaningful information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles
Summarized information for the Company’s acquired intangible assets is as follows:

	August 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and patented technology	$50.7	$(18.2)	$42.7	$(14.5)
Trademarks and trade names	25.4	(6.2)	24.0	(5.1)
Distribution network	61.8	(25.0)	61.8	(23.5)
Customer relationships	54.3	(10.7)	55.6	(6.4)
Other	5.7	(3.1)	5.9	(2.4)
Total	$197.9	$(63.2)	$190.0	$(51.9)
Unamortized trade names	$96.1		$96.1
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year increases in the gross carrying amounts for the acquired intangible assets were due primarily to adjustments to the estimated values of intangible assets associated with the acquisitions of Sunoptics and Healthcare Lighting (refer to the Acquisitions footnote).
The Company recorded amortization expense of $11.2, $10.2, and $7.1 related to intangible assets with finite lives during fiscal 2012, 2011, and 2010, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $10.1 in fiscal 2013, $10.0 in fiscal 2014, $9.8 in fiscal 2015, $9.2 in fiscal 2016, and $8.9 in fiscal 2017.
The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2011	$559.2
Acquisitions	0.8
Adjustments for acquired businesses	(3.7)
Currency translation adjustments	(1.4)
Balance as of August 31, 2012	$554.9
The current year decrease in the gross carrying amount for goodwill was due primarily to adjustments to the estimated values of goodwill and intangible assets associated with the acquisitions of Sunoptics and Healthcare Lighting and the impact of foreign currency changes during the period. As of August 31, 2012, the acquisition accounting adjustments for Sunoptics and Healthcare Lighting were completed, and the adjustments had no material impact on the Company’s financial statements as a result of the finalization.
The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has three steps: a qualitative review and a two-step quantitative method. The preliminary step (“Step 0”) allows for a qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, the first quantitative step is required. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the measured fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, operating margins, royalty rates, and discount rates, were used in the determination of estimated fair value for indefinite lived intangible assets. Prior to fiscal 2012, similar assumptions were used in determining the estimated fair value of goodwill. In fiscal 2012, certain qualitative factors and judgment were used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. None of the analyses resulted in an impairment charge during fiscal 2012, 2011, or 2010.
Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2012	2011
Long-term investments(1)	$0.7	$1.2
Assets held for sale	2.8	3.0
Deferred debt issuance costs	2.7	2.3
Capitalized software costs	3.8	4.9
Deferred contract costs	14.8	13.1
Miscellaneous	4.1	3.8
Total	$28.9	$28.3
_______________________________________

(1)
Long-term investments — The Company maintains certain investments that generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The investments primarily consist of marketable equity securities and fixed income securities, are stated at fair value (Level 1), and are classified as trading in accordance with ASC Topic 320, Investments — Debt and Equity Securities. Realized and unrealized gains and losses are included in the Consolidated Statements of Income and generally offset the change in the deferred compensation liability. The decrease since August 31, 2011 was due primarily to payments made to certain participants in these deferred compensation arrangements.

As of August 31, 2012, the Company reported assets held for sale of $7.6 ($4.8 in Prepayments and other current assets and $2.8 in Other long-term assets on the Consolidated Balance Sheets), which represents three properties that the Company intends to sell to third parties within one year, or, under certain conditions, beyond one year as allowed by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), as the facilities have been deemed unnecessary to current operations.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2012	2011
Deferred compensation and postretirement benefits other than pensions(1)	$32.3	$31.7
Postemployment benefit obligation(2)	0.4	0.4
Uncertain tax positions liability, including interest(3)	7.5	7.1
Acquisition-related liabilities(4)	5.2	4.3
Deferred revenue	5.3	4.6
Deferred rent	1.1	1.7
Miscellaneous	2.7	1.6
Total	$54.5	$51.4
_______________________________________

(1)
Deferred compensation and postretirement benefits other than pensions — The Company maintains several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the Company. In addition, one plan provides for an automatic contribution by the Company of 3% of an eligible employee’s compensation. The Company maintains certain long-term investments that offset a portion of the deferred compensation liability. The Company maintains life insurance policies on certain current and former officers and other key employees as a

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

means of satisfying a portion of these obligations.

(2)
Postemployment benefit obligation — ASC Topic 712, Compensation — Nonretirement Postemployment Benefits, requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company’s accrual relates primarily to a liability for life insurance coverage for certain eligible employees.

(3)	See the Income Taxes footnote for more information.

(4)	Acquisition-related liabilities - Amounts represent contingent payments and other obligations related to recent acquisitions.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $81.5, $78.7, and $70.1 in fiscal 2012, 2011, and 2010, respectively.
Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $15.9, $14.2, and $12.5 of share-based expense in continuing operations for the years ending August 31, 2012, 2011, and 2010, respectively. The total income tax benefit recognized in continuing operations for share-based compensation arrangements was $5.6, $4.7, and $4.2 for the years ended August 31, 2012, 2011, and 2010, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience and recorded at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, in the Company’s Statements of Cash Flows and amounted to $4.9, $5.3, and $2.8 for fiscal 2012, 2011, and 2010, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $27.5, $28.8, and $28.5 during fiscal 2012, 2011, and 2010, respectively.
Research and Development
Research and development (“R&D”) expense, which is included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, is expensed as incurred. R&D expense amounted to $34.7, $31.3, and $26.6 during fiscal 2012, 2011, and 2010, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These costs totaled $12.6, $13.4, and $12.0 during fiscal 2012, 2011, and 2010, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $5.7, $5.2, and $4.9 in fiscal 2012, 2011, and 2010, respectively. These costs have been included within the Selling, Distribution, and Administrative Expenses line item of the Company’s Consolidated Statements of Income.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2012	2011	2010
Interest expense	$31.3	$30.4	$29.8
Interest income	(0.6)	(0.5)	(0.4)
Interest expense, net	$30.7	$29.9	$29.4
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
Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in the Consolidated Statements of Income and consisted of income of $1.2 in fiscal 2012, expense of $1.5 in fiscal 2011, and income of $0.7 in fiscal 2010.
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
Accounting Standards Adopted in Fiscal 2012
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if goodwill has been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of a reporting unit does not exceed the carrying value, ASU 2011-08 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. Other indefinite-lived intangible assets are not affected by the provisions of this update. ASU 2011-08 is effective for fiscal years beginning after December 31, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 on a prospective basis on June 1, 2012. The provisions of ASU 2011-08 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in ASC Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 became effective for the Company on a prospective basis on March 1, 2012. As ASU 2011-04 pertained only to additional disclosures, the adoption of the update did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
Accounting Standards Yet to Be Adopted
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update allows two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the Statement of Income and the Statement of Comprehensive Income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013. Although the provisions of this update will change the presentation of the consolidated financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors prior to the use of the two-step quantitative method to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an identified intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2012-02 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

5.	Acquisitions
The Company has actively pursued opportunities for investment and growth through acquisitions. Since the fourth quarter of fiscal 2010, the Company has acquired a number of businesses that participate in the North American lighting market, including the businesses discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction.
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities. Based in Fairview, Pennsylvania, Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings. The operating results of Healthcare Lighting have

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial statements. Management finalized the acquisition accounting for Healthcare Lighting during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, education, government, and office applications. The operating results of Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial statements. Management finalized the acquisition accounting for Sunoptics during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Winona Lighting Acquisition
On October 14, 2010, the Company acquired for cash all of the outstanding capital stock of Winona Lighting, a premier provider of architectural and high-performance indoor and outdoor lighting solutions headquartered in Minnesota. Recognized throughout the architectural design community, Winona Lighting served the commercial, retail, and institutional markets with a solutions portfolio of high-quality and design-oriented luminaires suitable for decorative, custom, asymmetric, and landscape lighting applications. The operating results of Winona Lighting have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial statements. Management finalized the acquisition accounting for Winona Lighting during fiscal 2011, and the amounts are reflected in the Consolidated Balance Sheets.
Renaissance Acquisition
On July 26, 2010, the Company acquired for cash the remaining outstanding capital stock of Renaissance. Renaissance, based in Herndon, Virginia, offered a full range of LED-based specification-grade downlighting solutions and had developed an extensive intellectual property portfolio related to advanced LED optical solutions and technologies.
Previously, the Company entered into a strategic partnership with Renaissance, which included a noncontrolling interest in the company and a license to the company's intellectual property estate. Therefore, the Company recognized an acquisition-in-stages as prescribed by ASC Topic 805, Business Combinations (“ASC 805”), which required the original equity ownership interest to be revalued to the fair value as of the date of acquisition and included as part of the total consideration given. Total consideration consisted of cash and the original noncontrolling interest.
The operating results of Renaissance have been included in the Company’s consolidated financial statements since the date of acquisition and are not material to the Company’s financial statements. Management finalized the acquisition accounting for Renaissance during fiscal 2011, and the amounts are reflected in the Consolidated Balance Sheets.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2012 and 2011:

	Fair Value Measurements as of:
	August 31, 2012		August 31, 2011
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$284.5	$284.5	$170.2	$170.2
Short-term investments(1)	0.6	0.6	0.8	0.8
Long-term investments(1)	0.7	0.7	1.2	1.2
Liabilities:
Deferred compensation plan obligations(1) (current portion)	$0.6	$0.6	$0.8	$0.8
Deferred compensation plan obligations(1) (long-term portion)	0.7	0.7	1.2	1.2
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2012 and 2011:

	August 31, 2012		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.5	$407.5	$349.4	$373.9
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2012 based on bonds of similar terms and maturity (Level 2).
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2012 and 2011:

	Domestic Plans		International Plans
	August 31,		August 31,
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$136.3	$134.6	$35.8	$35.1
Service cost	2.7	3.1	0.1	0.1
Interest cost	6.6	6.5	1.9	1.8
Actuarial loss (gain)	29.1	(1.6)	11.1	(2.4)
Curtailment	0.1	—	—	—
Plan Settlements	—	—	—	(0.1)
Benefits paid	(6.7)	(6.3)	(1.1)	(0.7)
Other	—	—	(0.9)	2.0
Benefit obligation at end of year	168.1	136.3	46.9	35.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$83.9	$75.7	$26.5	$21.8
Actual return on plan assets	7.9	8.7	2.3	1.4
Employer contributions	10.5	5.8	1.0	2.7
Benefits paid	(6.7)	(6.3)	(1.1)	(0.7)
Other	—	—	(0.6)	1.3
Fair value of plan assets at end of year	95.6	83.9	28.1	26.5
Funded status at end of year:
Funded Status	$(72.5)	$(52.4)	$(18.8)	$(9.3)
Net amount recognized in Consolidated Balance Sheets	$(72.5)	$(52.4)	$(18.8)	$(9.3)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.2)	$(1.2)	$—	$—
Non-current liabilities	(71.3)	(51.2)	(18.8)	(9.3)
Net amount recognized in Consolidated Balance Sheets	$(72.5)	$(52.4)	$(18.8)	$(9.3)
Accumulated Benefit Obligation	$168.0	$136.2	$46.9	$35.7
Amounts in accumulated other comprehensive income:
Prior service cost	$(0.6)	$(0.7)	$—	$—
Net actuarial loss	(80.4)	(55.8)	(22.8)	(13.4)
Amounts in accumulated other comprehensive income	$(81.0)	$(56.5)	$(22.8)	$(13.4)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$0.1	$0.1	$—	$—
Net actuarial loss	4.6	3.2	1.8	0.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic pension cost for the fiscal years ended August 31, 2012, 2011, and 2010 included the following:

	Domestic Plans			International Plans
	2012	2011	2010	2012	2011	2010
Service cost	$2.7	$3.1	$2.7	$0.1	$0.1	$0.1
Interest cost	6.6	6.5	6.8	1.9	1.8	1.7
Expected return on plan assets	(6.5)	(5.9)	(5.9)	(1.7)	(1.6)	(1.5)
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Curtailment	0.1	—	0.2	—	—	0.1
Recognized actuarial loss	3.2	3.7	2.7	0.9	1.1	0.8
Net periodic pension cost	$6.2	$7.5	$6.6	$1.2	$1.4	$1.2
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2012	2011	2012	2011
Discount rate	3.8%	5.0%	3.7%	5.6%
Rate of compensation increase	5.5%	5.5%	2.5%	3.4%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	5.0%	6.0%	5.6%	4.9%	5.6%
Expected return on plan assets	7.5%	7.8%	8.0%	5.5%	6.6%	6.8%
Rate of compensation increase	5.5%	5.5%	5.5%	3.4%	3.1%	4.5%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $1.1 and $0.3 for domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.9 and $0.3 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.
The Company’s investment objective for U.S. plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2012, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2012, the international asset target allocation approximated 70% equity securities, 25% fixed income securities, and 5% real estate securities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan asset allocation at August 31, 2012 and 2011 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2012	2011	2012	2011
Equity securities	57.3%	57.7%	70.0%	76.0%
Fixed income securities	37.8%	37.3%	25.0%	22.0%
Real estate	4.9%	5.0%	5.0%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
The Company’s pension plan assets are stated at fair value from quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance.
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2012 and 2011:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2012	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
US equity securities	$35.6	$35.6	$—	$—
International equity securities	9.2	9.2	—	—
Equity Securities	10.0	10.0	—	—
Real Estate Fund	4.7	—	—	4.7
Short-Term Investments	5.3	5.3	—	—
Fixed-Income Investments	30.8	—	30.8	—
	$95.6

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2011	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
US equity securities	$30.1	$30.1	$—	$—
International equity securities	9.1	9.1	—	—
Equity Securities	9.2	9.2	—	—
Real Estate Fund	4.2	—	—	4.2
Short-Term Investments	2.5	2.5	—	—
Fixed-Income Investments	28.8	—	28.8	—
	$83.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2012 and 2011:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2012	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$18.9	$18.9	$—	$—
Real Estate Fund	1.4	—	—	1.4
Short-Term Investments	6.4	6.4	—	—
Fixed-Income Investments	1.4	—	1.4	—
	$28.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2011	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$20.3	$20.3	$—	$—
Real Estate Fund	0.6	—	—	0.6
Short-Term Investments	1.6	1.6	—	—
Fixed-Income Investments	4.0	—	4.0	—
	$26.5
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
The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2012 and 2011:

	Domestic Real Estate Fund
	Year Ended August 31,
	2012	2011
Balance, beginning of year	$4.2	$3.5
Income	—	0.2
Net unrealized gain relating to instruments still held at the reporting date	0.4	0.4
Shares purchased, including from dividend reinvestment	0.1	0.1
Balance, end of year	$4.7	$4.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	International Real Estate Fund
	Year Ended August 31,
	2012	2011
Balance, beginning of year	$0.6	$0.4
Shares purchased, including from dividend reinvestment	0.8	0.2
Balance, end of year	$1.4	$0.6
The Company expects to contribute approximately $7.8 and $1.1 during 2013 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during 2013 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2013	$6.8	$1.2
2014	6.9	1.2
2015	7.1	1.2
2016	7.3	1.3
2017	7.7	1.3
2018-2022	45.5	6.8
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $4.1 in each of fiscal years 2012 and 2011 and $4.0 in fiscal 2010. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2012, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $7.7, which represented approximately 3.5% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

8.	Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2012 and 2011 consisted of the following:

	August 31,
	2012	2011
Senior unsecured public notes due December 2019 with an effective interest rate of 6%, net of unamortized discount of $0.5	$349.5	$349.4
Industrial revenue bond due 2021	4.0	4.0
Total debt outstanding	$353.5	$353.4
All future annual principal payments of long-term debt in the amount of $353.5 will become due after fiscal 2018.
On December 1, 2009, the Company announced a private offering by ABL, Acuity Brands’ wholly-owned principal operating subsidiary, of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020 (the “Notes”). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. Interest on the Notes is payable semi-annually on June 15 and December 15. Additionally, the Company capitalized $3.1 of deferred issuance costs related to the Notes that are being amortized over the 10-year term of the Notes.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Notes, ABL and the Guarantors filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Notes were exchanged.
The $4.0 industrial revenue bond matures in 2021. The interest rates on the $4.0 bond were approximately 0.3% at August 31, 2012 and 2011.
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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate”. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by Acuity Brands' leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.075% to 1.650%. Additionally, the Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly in arrears and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.175% to 0.350% of the aggregate $250.0 commitment of the lenders under the Revolving Credit Facility.
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2012. As of August 31, 2012, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments, neither short-term nor long-term, include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Common Stock and Related Matters
Common Stock
Changes in common stock for the years ended August 31, 2012, 2011, and 2010 were as follows:

	Common Stock
	Shares	Amount
		(At par)
Balance at August 31, 2009	49.8	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.4	—
Balance at August 31, 2010	50.4	$0.5
Issuance of restricted stock grants, net of forfeitures	0.3	—
Stock options exercised	0.3	—
Balance at August 31, 2011	51.0	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.3	—
Balance at August 31, 2012	51.5	$0.5
During fiscal 2012, the Company reacquired 252,000 shares (whole units) of the Company’s outstanding common stock at a total cost of $9.2, which completed the plan to repurchase two million shares previously authorized by the Board of Directors in July 2010. As of fiscal year-end, the Company had 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $420.2.
In September 2011, the Company's Board of Directors authorized the repurchase of an additional two million shares, or almost 5%, of the Company's outstanding common stock. No shares were repurchased during fiscal 2012 under the repurchase plan approved in September 2011.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2012 or 2011.
Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 180,000 and 135,000 (whole units) were excluded from the diluted earnings per share calculation for the years ended August 31, 2012 and 2011, respectively, as the effect of inclusion would have been antidilutive.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2012, 2011, and 2010:

	Years Ended August 31,
	2012	2011	2010
Basic Earnings per Share from Continuing Operations:
Income from continuing operations	$116.3	$105.5	$79.0
Less: Income attributable to participating securities	(2.2)	(1.9)	(1.4)
Income from continuing operations available to common shareholders	$114.1	$103.6	$77.6
Basic weighted average shares outstanding	41.4	42.2	42.5
Basic earnings per share from continuing operations	$2.75	$2.46	$1.83
Diluted Earnings per Share from Continuing Operations:
Income from continuing operations	$116.3	$105.5	$79.0
Less: Income attributable to participating securities	(2.2)	(1.9)	(1.4)
Income from continuing operations available to common shareholders	$114.1	$103.6	$77.6
Basic weighted average shares outstanding	41.4	42.2	42.5
Common stock equivalents	0.5	0.6	0.8
Diluted weighted average shares outstanding	41.9	42.8	43.3
Diluted earnings per share from continuing operations	$2.72	$2.42	$1.79
Basic Earnings per Share from Discontinued Operations:
Income from discontinued operations	$—	$—	$0.6
Basic weighted average shares outstanding	41.4	42.2	42.5
Basic earnings per share from discontinued operations	$—	$—	$0.01
Diluted Earnings per Share from Discontinued Operations:
Income from discontinued operations	$—	$—	$0.6
Basic weighted average shares outstanding	41.4	42.2	42.5
Common stock equivalents	0.5	0.6	0.8
Diluted weighted average shares outstanding	41.9	42.8	43.3
Diluted earnings per share from discontinued operations	$—	$—	$0.01

10.	Share-Based Payments
Long-term Incentive and Directors’ Equity Plans
Effective November 30, 2001, the Company adopted the Acuity Brands, Inc., Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel. An aggregate of 8 million shares were originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc., Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3 million shares would be available without further stockholder approval. In December 2003, the Company’s stockholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options and performance-based and time-based restricted stock awards. The Amended Plan was further amended in October 2007, including the release of the remaining 2 million shares and an increase of an additional 500,000 shares (whole units). In January 2008, the Company’s stockholders approved the Amended Plan. In addition to the Amended Plan, in November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares (whole units) were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors.
Restricted Stock Awards
As of August 31, 2012, the Company had approximately 790,000 shares (whole units) outstanding of restricted stock to

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officers and other key employees under the Amended Plan. The shares vest over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized in continuing operations related to the awards under the Amended Plan was $13.1, $11.4, and $9.8 in fiscal 2012, 2011, and 2010, respectively.
Activity related to restricted stock awards during the fiscal year ended August 31, 2012 was as follows:

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2011	0.8		$40.68
Granted	0.3		$47.20
Vested	(0.3)		$38.78
Forfeited	—	*	$39.82
Outstanding at August 31, 2012	0.8		$44.11
_______________________________________

*	Represents restricted shares of less than 0.1.
As of August 31, 2012, there was $23.5 of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended August 31, 2012 and 2011, was approximately $12.6 and $11.8, respectively.
Stock Options
Options issued under the Amended Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vest and become exercisable one year from the date of grant. These options have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2012, approximately 200,000 shares (whole units) had been granted under the Director’s Plan. Shares available for grant under all plans were approximately 2.3 million, 2.6 million, and 2.9 million at August 31, 2012, 2011, and 2010, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant. The Directors’ Plan was frozen with respect to future awards effective January 1, 2007.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2012	2011	2010
Dividend yield	1.0%	1.3%	1.5 - 1.8%
Expected volatility	43.2%	41.8%	40.9 - 41.2%
Risk-free interest rate	1.1%	1.2%	2.1 - 2.5%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options	$16.43	$16.95	$11.19 - $13.39
In addition to the options granted as a part of the annual incentive award, the Board of Directors approved supplemental option grants related to the assumption of additional duties by certain key employees, which were granted in June 2010. As a result, the assumptions used in fiscal 2010 are reflected as a range of values.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2012, 2011, and 2010 were as follows:

	Outstanding			Exercisable
	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price
Outstanding at August 31, 2009	1.7		$24.69	1.3		$22.09
Granted	0.2		$34.44
Exercised	(0.4)		$16.73
Cancelled	—		$—
Outstanding at August 31, 2010	1.5		$27.78	1.1		$26.03
Granted	0.2		$50.56
Exercised	(0.3)		$21.18
Cancelled	(0.1)		$39.57
Outstanding at August 31, 2011	1.3		$31.67	1.0		$28.81
Granted	0.1		$46.29
Exercised	(0.3)		$22.02
Cancelled	—	*	$35.64
Outstanding at August 31, 2012	1.1		$36.25	1.0		$33.06
Range of option exercise prices:
$10.00 – $20.00 (average life – 1.2 years)	—	*	$18.54	—	*	$18.54
$20.01 – $30.00 (average life – 2.3 years)	0.3		$25.59	0.3		$25.59
$30.01 – $40.00 (average life – 5.6 years)	0.4		$34.94	0.4		$35.00
$40.01 – $50.00 (average life – 7.3 years)	0.3		$43.56	0.2		$40.29
$50.01 – $60.00 (average life – 8.1 years)	0.1		$50.56	0.1		$50.56
_______________________________________

*	Represents outstanding or exercisable shares of less than 0.1.
The total intrinsic value of options exercised during the years ended August 31, 2012 and 2011 was $11.7 and $8.9, respectively. As of August 31, 2012, the total intrinsic value of options outstanding was $32.1, the total intrinsic value of options expected to vest was also $32.1, and the total intrinsic value of options exercisable was $26.7. As of August 31, 2012, there was $2.7 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.1 million shares remain available as of August 31, 2012. Employees may participate at their discretion.
Share Units
The Company requires its Directors to defer at least 50% of their annual retainer into the Directors’ Deferred Compensation Plan. Under this plan, until June 29, 2006, the deferred cash was converted into share units using the average of the high and low prices for the five days prior to the deferral date. The share units were adjusted to current market value each month and earned dividend equivalents. Upon retirement, the Company distributed cash to the retiree in a lump sum or in five annual installments. The distribution amount was calculated as share units times the average of the high and low prices for the five days prior to distribution (defined as “fair market value” in the Directors’ Deferred Compensation Plan). On June 29, 2006, the Board of Directors amended this plan to convert existing share units and future deferrals to cash-based, interest bearing deferrals at fair market value or stock-based deferrals, with distribution only in the elected form upon retirement. Existing share deferrals were valued at the fair market value at the date of election and future share deferrals will be calculated at fair market value at the date of the deferral and will no longer vary with fluctuations in the Company’s stock price. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan (“2011 Plan”), which replaced

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2006 Nonemployee Director Deferred Compensation Plan (“2006 Plan”) that expired on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares at retirement from the Board or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares (whole units) of common stock were reserved for issuance under the 2011 Plan, which incorporates approximately 86,000 shares (whole units) previously available for grant under the 2006 Plan. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. As of August 31, 2012, approximately 136,000 share units (whole units) were accounted for under these plans.
Additionally, the Company allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan as share units. Those share units were adjusted to the current market value at the end of each month. On June 29, 2006, the Board of Directors amended this plan to distribute those share unit deferrals in stock rather than cash. The shares were valued at the closing stock price on the date of conversion, and expense related to these shares will no longer vary with fluctuations in the Company’s stock price. As of August 31, 2012, approximately 28,000 fully vested share units (whole units) were accounted for in this plan.

11.	Commitments and Contingencies
Self-Insurance
It is the policy of the Company to self-insure — up to certain limits — traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.5 per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources, including but not limited to the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 per occurrence) and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2012 are $15.3, $11.4, $8.1, $7.5, $5.8, and $6.3 for fiscal 2013, 2014, 2015, 2016, 2017, and after 2018, respectively.
Total rent expense was $15.7, $15.8, and $16.6 in fiscal 2012, 2011, and 2010, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2012 include $99.5, $1.5, $1.5, and $1.5 in fiscal 2013, 2014, 2015, and 2016, respectively. As of August 31, 2012, the Company had no purchase obligations extending beyond August 31, 2016.
Collective Bargaining Agreements
Approximately 60% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 55% of the Company’s work force will expire within one year.
Litigation
The Company is subject to various legal claims arising in the normal course of business, including patent infringement

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and Zep entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with Zep after the Distribution, including a tax disaffiliation agreement. The tax disaffiliation agreement provides that Acuity Brands will indemnify Zep for certain taxes and liabilities that may arise related to the Distribution and, generally, for deficiencies, if any, with respect to federal, state, local, or foreign taxes of Zep for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s results of operations, financial position, or liquidity. The Company cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.
Acquisition-Related Liabilities
During the negotiations related to business combinations, the previous owners of the acquired entity (“acquiree”) typically indemnify the Company for specific unrecognized liabilities of the acquiree in existence as of the date of acquisition. For some acquisitions of businesses, the Company acts in the place of escrow agents in the holding of funds, including accrued interest (collectively, the “holdback funds”), used to fulfill pre-acquisition obligations agreed to be paid by the acquiree. These funds represent consideration given to the previous owners of the businesses acquired and are payable to them, net of any pre-acquisition obligations satisfied within a stated amount of time, at a future date. Any potential pre-acquisition obligations for which the Company may be reimbursed through the holdback funds are usually uncertain as of the date of change of control. In certain circumstances, the Company is capable of the identification and quantification of particular liabilities, including, but not limited to, uncertain tax positions, legal issues, and other outstanding obligations not recognized in the financial statements of the acquired entity. Under ASC 805, these unrecognized liabilities are recorded as obligations of the Company with a corresponding receivable due from the previous owners as of the date of acquisition and are included as part of the acquisition accounting. The actual costs of resolving pre-acquisition obligations may be substantially higher than the holdback funds or amounts reserved. The Company does not believe that any amounts it is likely to be required to pay under these acquisition-related payments, including net holdback funds, will be material to the Company’s results of operations, financial position, or

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidity.
Product Warranty and Recall Costs
Acuity Brands records an allowance for the estimated amount of future warranty or recall costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. However, there can be no assurance that future warranty costs will not exceed historical amounts or new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results and cash flow in future periods.
The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2012 and 2011 are summarized as follows:

	FY2012	FY2011
Balance at September 1	$4.2	$3.6
Adjustments to the warranty and recall reserve	5.6	5.7
Payments made during the period	(5.8)	(5.1)
Balance at August 31	$4.0	$4.2

12.	Special Charge

Fiscal 2008-2010 Actions
During fiscal 2008, the Company commenced actions to streamline and simplify the Company’s organizational structure and operations and incurred special charges in connection therewith. The charges consisted of severance and related employee benefit costs associated with the elimination of certain positions worldwide, consolidation of certain manufacturing facilities, the estimated costs associated with the early termination of certain leases, and share-based expense due to the modification of the terms of agreements to accelerate vesting for certain terminated employees. These actions, including those taken in fiscal 2009 and 2010 as part of this program, are expected to allow the Company to better leverage efficiencies in its supply chain and support areas, while funding continued investments in other areas that support future growth opportunities.
Approximately $49.5 of cumulative special charges related to these activities has been incurred through August 31, 2012.
The changes in the reserves related to the program during the year ended August 31, 2012 (included in Accrued compensation on the Consolidated Balance Sheets) are summarized as follows:

	Severance	Exit Costs
Balance as of September 1, 2011	$3.5	$0.3
Special charge adjustment	(0.2)	—
Payments made during the period	(3.1)	(0.3)
Balance as of August 31, 2012	$0.2	$—
Fiscal 2012 Actions
During fiscal 2012, the Company continued efforts to streamline the organization through the planned closure of its Cochran, Georgia production facility (“Cochran facility”) and reductions in workforce resulting from the downsizing of the Company’s operations in Spain, as well as the realignment of responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting for the continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The Company expects to incur future charges related to the actions initiated during the current fiscal year.
In addition to the $2.7 pre-tax special charge recorded in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments, the Company recorded a net pre-tax special charge of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which are not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee related costs.
During the second quarter of fiscal 2012, the Company decided to close its Cochran facility, which is expected to be principally completed by the end of the first quarter of fiscal 2013. The Company will transition production from the Cochran facility, which produces less than 10% of the Company’s total sales, to various existing facilities in North America. The Company expects to incur a pre-tax special charge of approximately $11.4 and related pre-tax expenses of approximately $7.4 associated with the planned facility closing.
During fiscal 2012, approximately $9.4 of pre-tax special charges related to the Cochran facility closure consisting primarily of severance and employee-related costs of $7.6, production transfer expenses of $1.4, and non-cash impairments and other miscellaneous costs of $0.4 were recognized and are included in Special Charges in the Company’s Consolidated Statements of Income. In addition, related pre-tax expenses of $4.4 were recognized in fiscal 2012 and are included in Cost of Products Sold in the Company’s Consolidated Statements of Income. These related expenses consisted of manufacturing inefficiencies of $3.2 and non-cash asset impairments of $1.2 related to the abandonment of certain otherwise usable inventory at the Cochran facility. The majority of the remaining expenses associated with the closure of the Cochran facility are expected to be incurred during the first quarter of fiscal 2013.
The changes in the reserves related to the program during the year ended August 31, 2012 (included in Accrued compensation on the Consolidated Balance Sheets) are summarized as follows:

Severance
Balance as of September 1, 2011	$—
Special charge	11.7
Payments made during the period	(6.1)
Balance as of August 31, 2012	$5.6

13.	Income Taxes
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
The provision for income taxes consists of the following components:

	Years Ended August 31,
	2012	2011	2010
Provision for current federal taxes	$47.9	$36.9	$24.0
Provision for current state taxes	5.4	3.9	4.0
Provision for current foreign taxes	3.7	2.3	4.7
Provision for deferred taxes	5.7	9.0	7.1
Total provision for income taxes	$62.7	$52.1	$39.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2012	2011	2010
Federal income tax computed at statutory rate	$62.6	$55.1	$41.6
State income tax, net of federal income tax benefit	4.5	4.0	2.6
Foreign permanent differences and rate differential	(1.2)	(0.8)	(0.6)
Other, net	(3.2)	(6.2)	(3.8)
Total provision for income taxes	$62.7	$52.1	$39.8
Components of the net deferred income taxes at August 31, 2012 and 2011 include:

	August 31,
	2012	2011
Deferred Income Tax Liabilities:
Depreciation	$(6.0)	$(5.5)
Goodwill and intangibles	(88.2)	(82.6)
Other liabilities	(6.1)	(6.1)
Total deferred income tax liabilities	(100.3)	(94.2)
Deferred Income Tax Assets:
Self-insurance	3.2	3.8
Pension	30.4	20.4
Deferred compensation	26.0	25.5
Bonuses	1.9	1.4
Net operating losses*	13.7	13.1
Other accruals not yet deductible	12.5	13.2
Other assets	6.5	6.1
Total deferred income tax assets	94.2	83.5
Valuation Allowance*	(10.2)	(7.7)
Net deferred income tax (liabilities) assets	$(16.3)	$(18.4)
_______________________________________

*	A substantial portion of the deferred income tax asset and valuation allowance relates to cumulative net operating losses incurred by Renaissance up to the date of acquisition.
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $40.1 at August 31, 2012; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.
As part of the Renaissance acquisition in fiscal 2010, the Company recognized deferred tax assets related to net operating losses incurred by Renaissance, which are expected to expire between 2027 and 2029. In addition, the Company recorded an estimated valuation allowance related to the recoverability of the deferred tax assets based on Internal Revenue Service limitations, among other factors. At August 31, 2012, the Company recognized a valuation allowance attributable to these deferred tax assets in the amount of $4.1.
At August 31, 2012, the Company had state tax credit carryforwards of approximately $2.5, which will expire between 2013 and 2021. At August 31, 2012, the Company had federal net operating loss carryforwards of $31.8 that expire beginning in 2027, state net operating loss carryforwards of $17.7 that begin expiring in 2013, and foreign net operating loss carryforwards of $6.9 that begin expiring in 2017.
The gross amount of unrecognized tax benefits as of August 31, 2012 totaled $7.0, which includes $6.0 of net

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2008 or for foreign income tax examinations before 2006. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2012 and 2011 is as follows:

	FY2012	FY2011
Unrecognized tax benefits balance at September 1	$6.8	$6.7
Additions based on tax positions related to the current year	0.2	0.4
Additions for tax positions of prior years	1.1	0.6
Reductions for tax positions of prior years	(0.3)	(0.2)
Reductions due to settlements	(0.1)	(0.2)
Reductions due to lapse of statute of limitations	(0.7)	(0.5)
Unrecognized tax benefits balance at August 31	$7.0	$6.8
During fiscal 2012, the Company did not increase its interest accrual associated with uncertain tax positions. Total accrued interest as of August 31, 2012 was $0.8. There were no accruals related to income tax penalties during fiscal 2012. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

14.	Geographic Information
The Company has one operating segment. The geographic distribution of the Company’s net sales, operating profit, income from continuing operations before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2012	2011	2010
Net sales(1)
Domestic(2)	$1,728.1	$1,604.5	$1,446.1
International	205.6	191.2	180.8
Total	$1,933.7	$1,795.7	$1,626.9
Operating profit
Domestic(2)	$197.7	$175.4	$139.9
International	10.3	13.3	17.8
Total	$208.0	$188.7	$157.7
Income before Provision for Income Taxes
Domestic(2)	$171.6	$145.5	$101.1
International	7.4	12.1	17.7
Total	$179.0	$157.6	$118.8
Long-lived assets(3)
Domestic(2)	$141.9	$140.8	$130.4
International	30.3	32.7	31.8
Total	$172.2	$173.5	$162.2
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, deferred compensation plan assets, long-term deferred income tax assets, and other long-term assets for continuing operations.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, engaged in the refinancing of the current debt outstanding through a private placement bond offering of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020. See the Debt and Lines of Credit footnote for further information on the refinancing activities.
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
CONDENSED CONSOLIDATING BALANCE SHEETS

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$246.6	$—	$—	$37.9	$—	$284.5
Accounts receivable, net	—	228.2	—	35.6	—	263.8
Inventories	—	183.8	—	10.3	—	194.1
Other current assets	4.5	26.2	—	5.9	—	36.6
Total Current Assets	251.1	438.2	—	89.7	—	779.0
Property, Plant, and Equipment, net	—	109.6	—	29.6	—	139.2
Goodwill	—	516.1	2.7	36.1	—	554.9
Intangible assets	—	104.5	122.0	4.3	—	230.8
Other long-term assets	3.6	20.8	—	8.6	—	33.0
Investments in subsidiaries	705.1	87.3	—	—	(792.4)	—
Total Assets	$959.8	$1,276.5	$124.7	$168.3	$(792.4)	$1,736.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.8	$218.0	$—	$13.9	$—	$232.7
Intercompany payable (receivable)	83.4	(28.3)	(98.1)	43.0	—	—
Other accrued liabilities	12.6	103.2	—	16.3	—	132.1
Total Current Liabilities	96.8	292.9	(98.1)	73.2	—	364.8
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(32.0)	68.2	—	(2.8)	—	33.4
Other Long-Term Liabilities	61.0	64.7	—	25.5	—	151.2
Total Stockholders’ Equity	834.0	497.2	222.8	72.4	(792.4)	834.0
Total Liabilities and Stockholders’ Equity	$959.8	$1,276.5	$124.7	$168.3	$(792.4)	$1,736.9

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,726.4	$—	$207.3	$—	$1,933.7
Intercompany sales	—	—	30.2	67.5	(97.7)	—
Total Sales	—	1,726.4	30.2	274.8	(97.7)	1,933.7
Cost of Products Sold	—	1,002.9	—	210.3	(67.5)	1,145.7
Gross Profit	—	723.5	30.2	64.5	(30.2)	788.0
Selling, Distribution, and Administrative Expenses	25.4	508.4	3.5	59.6	(30.2)	566.7
Intercompany charges	(35.4)	30.7	—	4.7	—	—
Special Charge	—	12.4	—	0.9	—	13.3
Operating Profit (Loss)	10.0	172.0	26.7	(0.7)	—	208.0
Interest expense (income), net	8.9	22.2	—	(0.4)	—	30.7
Equity earnings in subsidiaries	(115.4)	1.3	—	0.1	114.0	—
Miscellaneous (income) expense, net	(0.3)	(2.1)	—	0.7	—	(1.7)
Income (Loss) before Provision for Income Taxes	116.8	150.6	26.7	(1.1)	(114.0)	179.0
Provision for Income Taxes	0.5	49.2	10.8	2.2	—	62.7
Net Income	$116.3	$101.4	$15.9	$(3.3)	$(114.0)	$116.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,603.4	$—	$192.3	$—	$1,795.7
Intercompany sales	—	—	27.7	71.8	(99.5)	—
Total Sales	—	1,603.4	27.7	264.1	(99.5)	1,795.7
Cost of Products Sold	—	934.1	—	203.4	(71.8)	1,065.7
Gross Profit	—	669.3	27.7	60.7	(27.7)	730.0
Selling, Distribution, and Administrative Expenses	25.3	483.8	4.6	55.3	(27.7)	541.3
Intercompany charges	(35.8)	30.9	—	4.9	—	—
Operating Profit	10.5	154.6	23.1	0.5	—	188.7
Interest expense (income), net	8.4	21.8	—	(0.3)	—	29.9
Equity earnings in subsidiaries	(103.9)	(3.1)	—	0.1	106.9	—
Miscellaneous (income) expense, net	(0.3)	1.6	—	(0.1)	—	1.2
Income before Provision for Income Taxes	106.3	134.3	23.1	0.8	(106.9)	157.6
Provision for Income Taxes	0.8	41.9	9.3	0.1	—	52.1
Net Income	$105.5	$92.4	$13.8	$0.7	$(106.9)	$105.5

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$141.9	$29.8	$—	$2.5	$(2.0)	$172.2
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(27.7)	—	(3.7)	—	(31.4)
Proceeds from sale of property, plant, and equipment	—	0.1	—	—	—	0.1
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(31.4)	—	(3.7)	3.8	(35.1)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.6	—	—	—	—	7.6
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	4.9	—	—	—	—	4.9
Intercompany dividends	—	—	—	(2.0)	2.0	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(22.0)	—	—	—	—	(22.0)
Net Cash (Used for) Provided by Financing Activities	(18.7)	3.8	—	(2.0)	(1.8)	(18.7)
Effect of Exchange Rate Changes on Cash	—	(2.3)	—	(1.8)	—	(4.1)
Net Change in Cash and Cash Equivalents	119.4	(0.1)	—	(5.0)	—	114.3
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$246.6	$—	$—	$37.9	$—	$284.5

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2010
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$232.7	$(91.3)	$—	$19.1	$—	$160.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(19.4)	—	(2.5)	—	(21.9)
Proceeds from sale of property, plant, and equipment	—	0.1	—	0.1	—	0.2
Investments in subsidiaries	(14.6)	—	—	—	14.6	—
Acquisitions of businesses	(8.0)	(14.6)	—	—	—	(22.6)
Net Cash Used for Investing Activities	(22.6)	(33.9)	—	(2.4)	14.6	(44.3)
Cash Provided by (Used for) Financing Activities:
Repayments of long-term debt	—	(237.9)	—	—	—	(237.9)
Issuance of long-term debt	—	346.5	—	—	—	346.5
Intercompany borrowings (payments)	—	2.4	—	(2.4)	—	—
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(36.1)	—	—	—	—	(36.1)
Excess tax benefits from share-based payments	2.8	—	—	—	—	2.8
Intercompany capital	—	14.6	—	—	(14.6)	—
Dividends paid	(22.6)	—	—	—	—	(22.6)
Net Cash (Used for) Provided by Financing Activities	(49.4)	125.6	—	(2.4)	(14.6)	59.2
Effect of Exchange Rate Changes on Cash	—	(0.6)	—	(2.5)	—	(3.1)
Net Change in Cash and Cash Equivalents	160.7	(0.2)	—	11.8	—	172.3
Cash and Cash Equivalents at Beginning of Period	2.4	0.6	—	15.7	—	18.7
Cash and Cash Equivalents at End of Period	$163.1	$0.4	$—	$27.5	$—	$191.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2012
	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(2)	4th Quarter(2)
Net Sales	$474.3	$457.7	$487.5	$514.3
Gross Profit	$193.6	$181.9	$202.0	$210.5
Net Income	$29.9	$19.5	$33.6	$33.3
Basic Earnings per Share	$0.71	$0.46	$0.80	$0.78
Diluted Earnings per Share	$0.70	$0.46	$0.79	$0.78

	Fiscal Year 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$425.0	$416.2	$458.3	$496.2
Gross Profit	$176.1	$163.9	$189.6	$200.4
Net Income	$24.4	$19.9	$27.0	$34.2
Basic Earnings per Share	$0.57	$0.46	$0.63	$0.80
Diluted Earnings per Share	$0.56	$0.45	$0.62	$0.79
_______________________________________

(1)
Gross Profit, Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2012 include pre-tax expenses related to the realignment of responsibilities primarily within various SD&A departments of $2.7.

(2)
Gross Profit, Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2012 include pre-tax expenses incurred in the closing of the Cochran, GA manufacturing facility and other streamlining activities. The adjustments for these restructuring charges were comprised of the following: a) $10.6 of special charge primarily related to severance and production transfer costs; b) non-cash impairments of $1.2 attributable to the abandonment of usable inventory that will not be transferred to other facilities; and c) incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of August 31, 2012 at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2012 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CEO and CFO Certifications
The Company’s Chief Executive Officer as well as the Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. In addition, on February 6, 2012, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 9b.	Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 23, 2012, the Board of Directors of the Company, following a competitive assessment of executive retirement benefits and with an objective to ensure such company benefits were sufficient to retain and attract executive talent, approved certain amendments to compensatory arrangements for the executive officers of the Company that consisted of amendments to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan (“SERP”).
The SERP was amended, effective as of October 23, 2012, in the following significant respects:

(i)
For participants who are actively employed by the Company on October 23, 2012, the retirement benefit formula is amended to provide a monthly benefit for 180 months commencing at age 60 equal to 2.8% of the participant's "average annual compensation" multiplied by his years of credited service not to exceed 10 years, divided by 12.  Prior to the amendment, the benefit formula provided eligible participants a monthly benefit for 180 months commencing at age 60 equal to 1.8% of the participant's average annual compensation multiplied by his years of credited service not to exceed 10 years, divided by 12.

(ii)
The definition of "average annual compensation" is amended to be the average of the participant's salary and annual cash incentive payment for the three highest consecutive year period during the participant's service with the Company.  Prior to the amendment, average annual compensation was determined based on the three highest consecutive year period during the 10 year period preceding the participant's retirement, death or other termination of employment.

This is a summary of the amendments to the SERP, and is qualified in its entirety by reference to the full text of the amendment, which is set forth in Exhibit 10(iii)A(69) to this Annual Report filed on Form 10-K.
CEO and CFO Stock Trading Plans
Vernon J. Nagel, Chairman, President, and Chief Executive Officer, intends to establish a stock trading plan effective October 26, 2012. Richard K. Reece, Executive Vice President and Chief Financial Officer, established a stock trading plan effective October 25, 2012. The plans are intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1”) and the Company’s policies with respect to trading by insiders. Under the plans, if certain conditions are met, a portion of Messrs. Nagel’s and Reece’s vested employee stock options will be exercised. Mr. Nagel’s plan expires on January 19, 2014, and Mr. Reece’s plan expires on April 30, 2013, unless completed or terminated earlier. Rule 10b5-1 allows officers and directors to adopt written, prearranged stock trading plans when they do not possess material, non-public information. Any transactions pursuant to Messrs. Nagel’s and Reece’s trading plans will be reported on Form 4 filings with the Securities and Exchange Commission in accordance with applicable rules and regulations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, is included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2012 Summary Compensation Table, Fiscal 2012 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2012 Year-End, Option Exercises and Stock Vested in Fiscal 2012, Pension Benefits in Fiscal 2012, Fiscal 2012 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2013, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	33
	Reports of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets as of August 31, 2012 and 2011	36
	Consolidated Statements of Income for the years ended August 31, 2012, 2011, and 2010	37
	Consolidated Statements of Cash Flows for the years ended August 31, 2012, 2011, and 2010	38
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2012, 2011, and 2010	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	88
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

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Stockholder Protection Rights Agreement between Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.) and The Bank of New York, dated as of September 25, 2007.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Letter Agreement appointing Successor Rights Agent.	Reference is made to Exhibit 4(c) of registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated herein by reference.
	(d)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(e)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
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
Reference is made to Exhibit 10 of registrant’s Form 10-Q as filed with the Commission on April 4, 2012, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on January 6, 2009, which is incorporated herein by reference.
	(4)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(8)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(9)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(10)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(11)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(12)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(13)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
	(14)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
	(15)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(16)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(17)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(18)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(19)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(20)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(21)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(22)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(23)	Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(24)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(25)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(26)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(27)	Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(28)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(30)	2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(31)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(32)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(33)	Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(34)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(35)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(36)	Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(37)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(38)	Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(40)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(42)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(43)	Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(44)	Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(45)	Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

(46)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(48)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.
(49)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(50)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(51)	Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(52)	Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(89) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(53)	Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(90) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(54)	Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10 (h) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(55)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(56)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(57)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(58)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(59)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(60)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.

	(61)	Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(62)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(63)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
	(64)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(65)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(66)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(67)	Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2011, which is incorporated herein by reference.
	(68)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Filed with the Commission as part of this Form 10-K.
	(69)	Amendment No. 4 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 12		Statement re Computation of Ratios.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101**
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2012, filed on October 26, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended August 31, 2012, 2011, and 2010, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2012, 2011, and 2010, (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended August 31, 2012, 2011, and 2010 and (v) the Notes to Consolidated Financial Statements.
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
ACUITY BRANDS, INC.

Date:	October 26, 2012	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 26, 2012
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 26, 2012
Richard K. Reece

	*	Director	October 26, 2012
Peter C. Browning

	*	Director	October 26, 2012
George C. (Jack) Guynn

	*	Director	October 26, 2012
Gordon D. Harnett

	*	Director	October 26, 2012
Robert F. McCullough

	*	Director	October 26, 2012
Julia B. North

	*	Director	October 26, 2012
Dominic J. Pileggi

	*	Director	October 26, 2012
Ray M. Robinson

	*	Director	October 26, 2012
Norman H. Wesley

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 26, 2012
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2012, 2011, and 2010
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts(1)	Deductions	Balance at End of Year
Year Ended August 31, 2012:
Reserve for doubtful accounts	$1.8	0.4	—	0.8	$1.4
Reserve for estimated warranty and recall costs	$4.2	5.6	—	5.8	$4.0
Reserve for estimated returns and allowances	$4.9	39.6	—	40.6	$3.9
Self-insurance reserve(2)	$9.1	5.8	0.5	6.9	$8.5
Year Ended August 31, 2011:
Reserve for doubtful accounts	$2.0	0.4	0.1	0.7	$1.8
Reserve for estimated warranty and recall costs	$3.6	5.1	0.6	5.1	$4.2
Reserve for estimated returns and allowances	$4.8	45.5	—	45.4	$4.9
Self-insurance reserve(2)	$9.5	6.0	—	6.4	$9.1
Year Ended August 31, 2010:
Reserve for doubtful accounts	$1.9	0.8	(0.1)	0.6	$2.0
Reserve for estimated warranty and recall costs	$3.4	4.9	0.2	4.9	$3.6
Reserve for estimated returns and allowances	$4.4	42.8	—	42.4	$4.8
Self-insurance reserve(2)	$11.7	3.6	0.2	6.0	$9.5
_______________________________________

(1)	Includes recoveries and adjustments credited to the reserve.

(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.