Form 10-Q
period 2012-11-30
ACUITY BRANDS INC
filed 2013-01-08
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012.
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
Common stock — $0.01 par value — 42,799,359 shares as of January 7, 2013.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30, 2012	August 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$267.5	$284.5
Accounts receivable, less reserve for doubtful accounts of $1.4 at November 30, 2012 and August 31, 2012	270.5	263.8
Inventories	193.7	194.1
Deferred income taxes	12.6	13.0
Prepayments and other current assets	29.0	23.6
Total Current Assets	773.3	779.0
Property, Plant, and Equipment, at cost:
Land	7.4	7.3
Buildings and leasehold improvements	119.1	115.5
Machinery and equipment	354.4	345.7
Total Property, Plant, and Equipment	480.9	468.5
Less — Accumulated depreciation and amortization	337.1	329.3
Property, Plant, and Equipment, net	143.8	139.2
Other Assets:
Goodwill	555.1	554.9
Intangible assets	228.1	230.8
Deferred income taxes	4.0	4.1
Other long-term assets	27.4	28.9
Total Other Assets	814.6	818.7
Total Assets	$1,731.7	$1,736.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$204.6	$232.7
Accrued compensation	21.6	44.9
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	93.9	86.0
Total Current Liabilities	321.3	364.8
Long-Term Debt	353.5	353.5
Accrued Pension Liabilities, less current portion	93.8	90.1
Deferred Income Taxes	31.7	33.4
Self-Insurance Reserves, less current portion	6.7	6.6
Other Long-Term Liabilities	58.6	54.5
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,961,454 issued and 42,242,199 outstanding at November 30, 2012; 51,508,358 issued and 41,789,103 outstanding at August 31, 2012	0.5	0.5
Paid-in capital	715.4	703.1
Retained earnings	655.9	635.3
Accumulated other comprehensive loss items	(85.5)	(84.7)
Treasury stock, at cost, 9,719,255 shares at November 30, 2012 and August 31, 2012	(420.2)	(420.2)
Total Stockholders’ Equity	866.1	834.0
Total Liabilities and Stockholders’ Equity	$1,731.7	$1,736.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30,
	2012	2011
Net Sales	$481.1	$474.3
Cost of Products Sold	291.6	280.7
Gross Profit	189.5	193.6
Selling, Distribution, and Administrative Expenses	140.6	140.3
Special Charge	0.7	2.7
Operating Profit	48.2	50.6
Other Expense (Income):
Interest Expense, net	7.7	7.7
Miscellaneous (Income) Expense, net	0.1	(2.9)
Total Other Expense	7.8	4.8
Income before Provision for Income Taxes	40.4	45.8
Provision for Income Taxes	14.3	15.9
Net Income	$26.1	$29.9
Earnings Per Share:
Basic Earnings per Share	$0.61	$0.71
Basic Weighted Average Number of Shares Outstanding	41.8	41.2
Diluted Earnings per Share	$0.61	$0.70
Diluted Weighted Average Number of Shares Outstanding	42.3	41.7
Dividends Declared per Share	$0.13	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended
	November 30,
	2012	2011
Net Income	$26.1	$29.9

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	1.3	(9.1)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	—
Less: Amortization of prior service cost and actuarial loss included in net periodic pension cost	1.8	1.0
Defined Benefit Pension Plans, net	(3.7)	1.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(2.4)	(8.1)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	1.6	(0.3)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(0.8)	(8.4)

Comprehensive Income	$25.3	$21.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30,
	2012	2011
Cash (Used for)/Provided by Operating Activities:
Net income	$26.1	$29.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10.0	10.1
Share-based compensation expense	4.3	4.2
Excess tax benefits from share-based payments	(5.4)	(1.1)
Loss on the sale or disposal of property, plant, and equipment	—	0.1
Deferred income taxes	1.1	(2.2)
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(6.6)	(1.7)
Inventories	0.5	2.9
Prepayments and other current assets	(5.3)	(5.5)
Accounts payable	(28.4)	(4.2)
Other current liabilities	(9.9)	(7.2)
Other	(0.9)	2.4
Net Cash (Used for)/Provided by Operating Activities	(14.5)	27.7
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(11.2)	(4.2)
Proceeds from sale of property, plant, and equipment	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	—	(3.8)
Net Cash Used for Investing Activities	(11.2)	(8.0)
Cash Provided by/(Used for) Financing Activities:
Repurchases of common stock	—	(9.2)
Proceeds from stock option exercises and other	8.2	0.8
Excess tax benefits from share-based payments	5.4	1.1
Dividends paid	(5.5)	(5.5)
Net Cash Provided by/(Used for) Financing Activities:	8.1	(12.8)
Effect of Exchange Rate Changes on Cash	0.6	(4.4)
Net Change in Cash and Cash Equivalents	(17.0)	2.5
Cash and Cash Equivalents at Beginning of Period	284.5	170.2
Cash and Cash Equivalents at End of Period	$267.5	$172.7
Supplemental Cash Flow Information:
Income taxes paid during the period	$7.6	$7.5
Interest paid during the period	$9.7	$9.2

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
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2012, the consolidated results of operations for the three months ended November 30, 2012 and 2011, and the consolidated cash flows for the three months ended November 30, 2012 and 2011. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2013.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications have occurred during the current period.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at November 30, 2012. No material events or transactions have occurred during the current period that require disclosure in the Notes to Consolidated Financial Statements.

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2013
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update allows two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the Statement of Income and the Statement of Comprehensive Income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013. The provisions of ASU 2011-05 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This update defers the provisions within ASU 2011-05 requiring the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The deferral will allow the FASB further time to deliberate on operational concerns expressed by constituents. ASU 2011-12 is effective concurrently with the adoption of ASU 2011-05. The Company adopted ASU 2011-12 in the first quarter of fiscal 2013. The provisions of ASU 2011-12 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification" or "ASC"). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Additionally, the amendments make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Amendments in ASU 2012-04 that do not provide transition guidance were effective upon issuance for public entities. Amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 in the first quarter of fiscal 2013. The provisions of ASU 2012-04 did not have a material effect on the Company's results of operations, financial condition, and cash flows.
Accounting Standards Yet to Be Adopted
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2012-02 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	Acquisitions
The Company has actively pursued opportunities for investment and growth through acquisitions. Since fiscal 2010, the Company has acquired a number of businesses that participate in the North American lighting market, as discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction as compared with the Company’s financial condition, results of operations, or cash flows in any of the periods in which control was obtained.
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities based in Fairview, Pennsylvania. Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings. The operating results of Healthcare Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Healthcare Lighting during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets as of November 30, 2012. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, educational, governmental, and office applications. The operating results of Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Sunoptics during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets as of November 30, 2012. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. During the first quarter of fiscal 2012, the Company ceased operations at one manufacturing facility and is currently actively marketing the site for sale. As of November 30, 2012, the carrying value of the property held for sale equaled $4.8 and is included in Prepayments and other current assets on the Consolidated Balance Sheets.
Further details regarding the Company’s other assets held for sale are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

6.	Fair Value Measurements
The Company determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2012 and August 31, 2012:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements as of:
	November 30, 2012		August 31, 2012
	Level 1	Total Fair Value	Level 1		Total Fair Value
Assets:
Cash and cash equivalents	$267.5	$267.5	$284.5		$284.5
Short-term investments(1)	0.6	0.6	0.6		0.6
Long-term investments(1)	0.7	0.7	0.7		0.7
Liabilities:
Deferred compensation plan obligations(1) (current portion)	$0.6	$0.6	$0.6		$0.6
Deferred compensation plan obligations(1) (long-term portion)	$0.7	$0.7	$0.7	1,300,000	$0.7
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2012 and August 31, 2012:

	November 30, 2012		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.5	$404.4	$349.5	$407.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the face amount of the bond approximates fair value as of November 30, 2012 based on bonds of similar terms and maturity (Level 2).
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
Current year increases in the gross carrying amounts for acquired intangible assets, including goodwill, of $0.2 were due primarily to the impact of foreign currency changes during the period.
The Company recorded amortization expense of $2.6 and $3.2 related to intangible assets with finite lives during the three months ended November 30, 2012 and 2011, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $10.3 in fiscal 2013, $10.2 in fiscal 2014, $10.0 in fiscal 2015, $9.4 in fiscal 2016, and $9.1 in fiscal 2017.
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	November 30, 2012	August 31, 2012
Raw materials, supplies, and work in process(1)	$118.8	$120.2
Finished goods	85.8	84.6
	204.6	204.8
Less: Reserves	(10.9)	(10.7)
Total Inventory	$193.7	$194.1
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials, supplies, and work in process to be meaningful information.

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of approximately 94,363 and 269,659 (whole units) were excluded from the diluted earnings per share calculation for the three months ended November 30, 2012 and 2011, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2012 and 2011:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	November 30,
	2012	2011
Basic Earnings per Share:
Net income	$26.1	$29.9
Less: Income attributable to participating securities	(0.5)	(0.6)
Net income available to common shareholders	$25.6	$29.3
Basic weighted average shares outstanding	41.8	41.2
Basic earnings per share	$0.61	$0.71
Diluted Earnings per Share:
Net income	$26.1	$29.9
Less: Income attributable to participating securities	(0.5)	(0.6)
Net income available to common shareholders	$25.6	$29.3
Basic weighted average shares outstanding	41.8	41.2
Common stock equivalents	0.5	0.5
Diluted weighted average shares outstanding	42.3	41.7
Diluted earnings per share	$0.61	$0.70

10.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Loss Items.

	Foreign currency items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Beginning Balance, August 31, 2012	$(16.9)	$(67.8)	$(84.7)
Current period Other Comprehensive Income/(Expense)	1.3	(2.1)	(0.8)
Ending Balance, November 30, 2012	$(15.6)	$(69.9)	$(85.5)
The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income.

	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$1.3	$—	$1.3
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	2.2	(3.3)
Less: Amortization of prior service cost and actuarial loss included in net periodic pension cost	1.8	(0.6)	1.2
Defined Benefit Pension Plans, net	(3.7)	1.6	(2.1)
Other Comprehensive Income/(Expense)	$(2.4)	$1.6	$(0.8)

11.	Debt

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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2012. At November 30, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of November 30, 2012, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility.
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
Notes
At November 30, 2012, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended
	November 30, 2012	November 30, 2011
Interest expense	$7.9	$7.8
Interest income	(0.2)	(0.1)
Interest expense, net	$7.7	$7.7
Cash paid for interest as reported on the Consolidated Statements of Cash Flows as supplemental cash flow information for the three months ended November 30, 2012 and 2011 totaled $9.7 and $9.2, respectively. The prior-year period amount was revised for consistency with the first three months of fiscal 2013 to properly reflect interest paid related to obligations associated with a non-qualified retirement plan.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2012, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
As of August 31, 2012, the Company had product warranty and recall reserves of $4.0. During the three month period ended November 30, 2012, the Company made payments or provided replacement materials in the aggregate amount of $2.5 related to warranty claims and recognized additional estimated warranty and recall liabilities of $2.9. As of November 30, 2012, the Company had remaining product warranty and recall reserves of $4.4 (included in Other accrued liabilities on the Consolidated Balance Sheets).

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.3 and $4.2 of share-based expense for the three months ended November 30, 2012 and 2011, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and amounted to $5.4 and $1.1 for the three months ended November 30, 2012 and 2011, respectively. Shares issued upon exercise of stock options were 285,381 and 57,379 for the three months ended November 30, 2012 and 2011, respectively.

14.	Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2012 and 2011, included the following components:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	November 30,
	2012	2011
Service cost	$0.9	$0.7
Interest cost	2.0	2.1
Expected return on plan assets	(2.2)	(2.0)
Amortization of prior service cost	0.2	—
Recognized actuarial loss	1.6	1.0
Net periodic pension cost	$2.5	$1.8

On October 23, 2012, the Board of Directors of the Company, following a competitive assessment of executive retirement benefits and with an objective to ensure such company benefits were sufficient to retain and attract executive talent, approved certain amendments to the Acuity Brands, Inc. 2002 Supplemental Retirement Plan (“2002 SERP”). The amendments to the 2002 SERP increased participant benefits requiring the recognition of an additional pre-tax pension liability of $5.5 included in the Consolidated Balance Sheets. The amendments are estimated to increase fiscal 2013 pension expense by $1.1.

15.	Special Charges
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
At August 31, 2012, the Company had severance reserves of $0.2 related to fiscal 2008 - 2010 actions. The Company made payments of approximately $0.1 related to severance costs during the three month period ended November 30, 2012. As of November 30, 2012, the Company had remaining severance reserves of $0.1 related to fiscal 2008 - 2010 actions, which are included in Accrued Compensation on the Consolidated Balance Sheets.
Fiscal 2012 Actions
During fiscal 2012, the Company continued efforts to streamline the organization through the planned closure of its Cochran, Georgia production facility (“Cochran facility”) and reductions in workforce resulting from the downsizing of the Company’s operations in Spain, as well as the realignment of responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The Company expects to incur future charges related to the actions initiated during fiscal 2012.
In addition to the $2.7 pre-tax special charge recorded in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments, the Company recorded a net pre-tax special charge of approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which are not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee-related costs.
During the second quarter of fiscal 2012, the Company decided to close its Cochran facility; closure is expected to be principally completed by the end of the second quarter of fiscal 2013. The Company will transition production from the Cochran facility, which produced less than 10% of the Company’s total sales, to various existing facilities in North America.
During fiscal 2012, approximately $9.4 of pre-tax special charges related to the Cochran facility closure consisting primarily of severance and employee-related costs of $7.6, production transfer expenses of $1.4, and non-cash impairments and other miscellaneous costs of $0.4 were recognized and were included in Special Charges in the Consolidated Statements of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income. In addition, the Company also recorded related pre-tax expenses of $4.4 in fiscal 2012, which were included in Cost of Products Sold in the Consolidated Statements of Income. These related expenses consisted of directly attributable temporary manufacturing inefficiencies of $3.2 and non-cash asset impairments of $1.2 related to the abandonment of certain otherwise usable inventory at the Cochran facility.
During the first quarter of fiscal 2013, approximately $0.7 of pre-tax special charges related to fiscal 2012 actions, consisting primarily of net severance and employee-related costs of $0.1 and production transfer expenses of $0.6, were recognized and were included in Special Charges in the Consolidated Statements of Income. In addition, related pre-tax expenses of $4.8 directly attributable to temporary manufacturing inefficiencies were recorded in the first quarter of fiscal 2013 and are included in Cost of Products Sold in the Consolidated Statements of Income.
At August 31, 2012, the Company had severance reserves of $5.6 related to fiscal 2012 actions. Additional charges consisting primarily of net severance and employee-related costs of $0.1 related to fiscal 2012 actions were recognized in the first quarter of fiscal 2013 and are included in Special Charges in the Consolidated Statements of Income. In addition, the Company made payments of $3.1 related to severance and employee-related costs during the three month period ended November 30, 2012. As of November 30, 2012, the Company had remaining severance reserves of $2.6 related to restructuring activities initiated in fiscal 2012, which are included in Accrued Compensation on the Consolidated Balance Sheets.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K for further information.
In accordance with the registration rights agreement by and between ABL and the guarantors to the Notes and the initial purchasers of the Notes, ABL and the guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$228.6	$—	$—	$38.9	$—	$267.5
Accounts receivable, net	—	231.5	—	39.0	—	270.5
Inventories	—	184.1	—	9.6	—	193.7
Other current assets	11.5	22.5	—	7.6	—	41.6
Total Current Assets	240.1	438.1	—	95.1	—	773.3
Property, Plant, and Equipment, net	—	113.8	—	30.0	—	143.8
Goodwill	—	516.1	2.7	36.3	—	555.1
Intangible assets	—	102.7	121.3	4.1	—	228.1
Other long-term assets	2.6	20.5	—	8.3	—	31.4
Investments in subsidiaries	738.7	92.4	—	—	(831.1)	—
Total Assets	$981.4	$1,283.6	$124.0	$173.8	$(831.1)	$1,731.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.5	$192.4	$—	$11.7	$—	$204.6
Intercompany payable (receivable)	66.2	(7.2)	(102.7)	43.7	—	—
Other accrued liabilities	9.5	87.9	—	19.3	—	116.7
Total Current Liabilities	76.2	273.1	(102.7)	74.7	—	321.3
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(33.7)	68.2	—	(2.8)	—	31.7
Other Long-Term Liabilities	72.8	61.3	—	25.0	—	159.1
Total Stockholders’ Equity	866.1	527.5	226.7	76.9	(831.1)	866.1
Total Liabilities and Stockholders’ Equity	$981.4	$1,283.6	$124.0	$173.8	$(831.1)	$1,731.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$422.8	$—	$58.3	$—	$481.1
Intercompany sales	—	—	7.3	23.1	(30.4)	—
Total Sales	—	422.8	7.3	81.4	(30.4)	481.1
Cost of Products Sold	—	254.9	—	59.8	(23.1)	291.6
Gross Profit	—	167.9	7.3	21.6	(7.3)	189.5
Selling, Distribution, and Administrative Expenses	7.7	123.0	0.8	16.4	(7.3)	140.6
Intercompany charges	(0.9)	0.6	—	0.3	—	—
Special Charge	—	0.4	—	0.3	—	0.7
Operating Profit	(6.8)	43.9	6.5	4.6	—	48.2
Interest expense (income), net	2.3	5.5	—	(0.1)	—	7.7
Equity earnings in subsidiaries	(31.4)	(3.9)	—	0.1	35.2	—
Miscellaneous (income) expense, net	—	(0.2)	—	0.3	—	0.1
Income from Continuing Operations before Provision for Income Taxes	22.3	42.5	6.5	4.3	(35.2)	40.4
Provision for Income Taxes	(3.8)	14.3	2.6	1.2	—	14.3
Net Income	$26.1	$28.2	$3.9	$3.1	$(35.2)	$26.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended November 30, 2011
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$26.1	$28.2	$3.9	$3.1	$(35.2)	$26.1

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	1.3	1.3	—	—	(1.3)	1.3
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	—	—	—	—	(5.5)
Less: Amortization of prior service cost and actuarial loss included in net periodic pension cost	1.8	1.1	—	0.5	(1.6)	1.8
Defined Benefit Pension Plans, net	(3.7)	1.1	—	0.5	(1.6)	(3.7)
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(2.4)	2.4	—	0.5	(2.9)	(2.4)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	1.6	(0.4)	—	(0.1)	0.5	1.6
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(0.8)	2.0	—	0.4	(2.4)	(0.8)

Comprehensive Income	$25.3	$30.2	$3.9	$3.5	$(37.6)	$25.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended November 30, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$29.9	$31.2	$4.0	$2.7	$(37.9)	$29.9

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(9.1)	(9.1)	—	—	9.1	(9.1)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Less: Amortization of prior service cost and actuarial loss included in net periodic pension cost	1.0	0.8	—	0.2	(1.0)	1.0
Defined Benefit Pension Plans, net	1.0	0.8	—	0.2	(1.0)	1.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(8.1)	(8.3)	—	0.2	8.1	(8.1)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.3)	(0.2)	—	(0.1)	0.3	(0.3)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(8.4)	(8.5)	—	0.1	8.4	(8.4)

Other Comprehensive Income	$21.5	$22.7	$4.0	$2.8	$(29.5)	$21.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$(26.1)	$10.3	$—	$1.3	$—	$(14.5)
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(10.5)	—	(0.7)	—	(11.2)
Investments in subsidiaries	—	—	—	—	—	—
Acquisitions of business and intangible assets	—	—	—	—	—	—
Net Cash Used for Investing Activities	—	(10.5)	—	(0.7)	—	(11.2)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	8.2	—	—	—	—	8.2
Repurchases of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payments	5.4	—	—	—	—	5.4
Intercompany dividends	—	—	—	—	—	—
Intercompany capital	—	—	—	—	—	—
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net Cash (Used for) Provided by Financing Activities	8.1	—	—	—	—	8.1
Effect of Exchange Rate Changes on Cash	—	0.2	—	0.4	—	0.6
Net Change in Cash and Cash Equivalents	(18.0)	—	—	1.0	—	(17.0)
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$228.6	$—	$—	$38.9	$—	$267.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$29.9	$6.5	$—	$(8.7)	$—	$27.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(3.8)	—	(0.4)	—	(4.2)
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(7.6)	—	(0.4)	3.8	(8.0)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	0.8	—	—	—	—	0.8
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	1.1	—	—	—	—	1.1
Intercompany dividends	—	—	—	—	—	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net Cash (Used for) Provided by Financing Activities	(12.8)	3.8	—	—	(3.8)	(12.8)
Effect of Exchange Rate Changes on Cash	—	(1.8)	—	(2.6)	—	(4.4)
Net Change in Cash and Cash Equivalents	13.3	0.9	—	(11.7)	—	2.5
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$140.5	$1.0	$—	$31.2	$—	$172.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of November 30, 2012 and for the three months ended November 30, 2012 and 2011. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world’s leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of approximately 500,000 active products as part of over 2,000 product groups that are sold to a broad and diverse customer base. As of November 30, 2012, the Company operates 20 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $40.0 during fiscal 2013, primarily for facility improvements, equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at November 30, 2012 was $267.5, a decrease of $17.0 from August 31, 2012. Cash on-hand and cash generated from stock issued under employee and director compensation plans during the period was used during the first three months of fiscal 2013 primarily to fund operating activities, make capital expenditures of $11.2, and pay dividends to stockholders of $5.5. Changes in foreign currency exchange rates favorably impacted cash flows by $0.6.

During the three months ended November 30, 2012, the Company used $14.5 for operating activities compared with $27.7 generated by operating activities in the prior-year period, a decrease of $42.2. The decrease in cash flow from operating activities was due primarily to payments made to fund an increase in net operating working capital (calculated as accounts receivable, net plus inventories less accounts payable) and higher annual incentive compensation payments. In addition, the Company realized lower net income compared with the prior-year period. The increase in operating working capital was primarily related to lower accounts payable as a result of payments made during the three months ended November 30, 2012 for inventory purchases late in the prior quarter ended August 31, 2012.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $11.2 and $4.2 in the first three months of fiscal 2013 and 2012, respectively, primarily related to investments in new tooling, machinery, and information technology. In addition, capital expenditures in fiscal 2013 included facility improvements and equipment to accommodate the closure of the Cochran facility and the expansion of manufacturing capabilities in certain other locations. As noted above, the Company expects to invest approximately $40.0 for facility improvements, equipment, tooling, and enhanced information technology capabilities during fiscal 2013.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2012, total debt outstanding of $353.5 remained substantially unchanged from August 31, 2012 and consisted primarily of fixed-rate obligations.
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
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2012. At November 30, 2012, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of November 30, 2012, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2013, the Company’s consolidated stockholders’ equity increased $32.1 to $866.1 at November 30, 2012 from $834.0 at August 31, 2012. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses, partially offset by dividend payments and the impact of certain changes to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan made in October, 2012. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 29.0% and 29.8% at November 30, 2012 and August 31, 2012, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 9.0% at November 30, 2012 and 7.6% at August 31, 2012.
Dividends
Acuity Brands paid dividends on its common stock of $5.5 ($0.13 per share) during each of the three months ended November 30, 2012 and November 30, 2011. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share for the remainder of fiscal 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Acuity Brands Board of Directors deems relevant.

Results of Operations
First Quarter of Fiscal 2013 Compared with First Quarter of Fiscal 2012
The following table sets forth information comparing the components of net income for the three months ended November 30, 2012 and 2011:

	Three Months Ended
	November 30,		Increase		Percent
	2012	2011	(Decrease)		Change
Net Sales	$481.1	$474.3	$6.8		1.4%
Cost of Products Sold	291.6	280.7	10.9		3.9%
Gross Profit	189.5	193.6	(4.1)		(2.1)%
Percent of net sales	39.4%	40.8%	(140)	bps
Selling, Distribution, and Administrative Expenses	140.6	140.3	0.3		0.2%
Special Charge	0.7	2.7	(2.0)		NM
Operating Profit	48.2	50.6	(2.4)		(4.7)%
Percent of net sales	10.0%	10.7%	(70)	bps
Other Expense (Income)
Interest Expense, net	7.7	7.7	—		—%
Miscellaneous (Income) Expense, net	0.1	(2.9)	3.0		NM
Total Other Expense	7.8	4.8	3.0		62.5%
Income before Provision for Income Taxes	40.4	45.8	(5.4)		(11.8)%
Percent of net sales	8.4%	9.7%	(130)	bps
Provision for Taxes	14.3	15.9	(1.6)		(10.1)%
Effective tax rate	35.4%	34.7%
Net Income	$26.1	$29.9	$(3.8)		(12.7)%
Diluted Earnings per Share	$0.61	$0.70	$(0.09)		(12.9)%
NM - not meaningful
Net sales were $481.1 for the three months ended November 30, 2012, compared with $474.3 reported for the three months ended November 30, 2011, an increase of $6.8, or 1.4%. For the three months ended November 30, 2012, the Company reported net income of $26.1, a decrease of $3.8, or 12.7%, compared with $29.9 for the three months ended November 30, 2011. For the first quarter of fiscal 2013, diluted earnings per share decreased to $0.61 compared with $0.70 reported in the year-ago period.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility, other costs associated with temporary manufacturing inefficiencies, a reduction in workforce, and by realigning responsibilities primarily within various Selling, Distribution, and Administrative departments. Although restructuring charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of restructuring charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

.

	Three Months Ended
	November 30,		Increase	Percent
	2012	2011	(Decrease)	Change
Gross Profit	$189.5	$193.6
Add-back: Manufacturing inefficiencies	4.8	—
Adjusted Gross Profit	$194.3	$193.6	0.7	0.4%
Percent of net sales	40.4%	40.8%	(40)	bps
Operating Profit	$48.2	$50.6
Add-back: Manufacturing inefficiencies	4.8	—
Add-back: Special Charge	0.7	2.7
Adjusted Operating Profit	$53.7	$53.3	0.4	0.8%
Percent of net sales	11.2%	11.2%	—	bps
Net Income	$26.1	$29.9
Add-back: Manufacturing inefficiencies, net of tax	3.0	—
Add-back: Special Charge, net of tax	0.5	1.7
Adjusted Net Income	$29.6	$31.6	(2.0)	(6.3)%
Percent of net sales	6.2%	6.7%	(50)	bps
Diluted Earnings per Share	$0.61	$0.70
Add-back: Manufacturing inefficiencies, net of tax	0.07	—
Add-back: Special Charge, net of tax	0.01	0.04
Adjusted Diluted Earnings per Share	$0.69	$0.74	(0.05)	(6.8)%
Net Sales
Net sales for the three months ended November 30, 2012 increased by 1.4% compared with the prior-year period due primarily to higher volume, partially offset by the impact of a slightly unfavorable change in product prices and the mix of products sold (“price/mix”). As previously indicated in the Company's Form 10-K, the Company experienced a slowdown in the rate of net sales growth over the last few months of fiscal 2012. This lull in demand in the non-residential construction market continued into the first quarter of fiscal 2013 as macro-level uncertainties in the U.S. and global economies persisted and end user demand remained inconsistent and tepid. Although net sales of LED-based luminaires continued to grow at a healthy pace and comprised approximately 13.0% of total net sales during the first quarter of fiscal 2013 compared with 5.0% of total net sales in the prior year period, overall demand in the primary markets of the Company remained soft throughout the first quarter of fiscal 2013. The impact on net sales from acquisitions and foreign currency was favorable but not material.

Gross Profit
Gross profit for the first quarter of fiscal 2013 decreased $4.1, or 2.1%, to $189.5 compared with $193.6 in the prior-year period. Gross profit margins decreased to 39.4% for the three months ended November 30, 2012 compared with 40.8% in the prior-year period. The decrease in gross profit margins was due largely to higher costs associated with the closure of the Company's Cochran, Georgia production facility ("Cochran facility") in addition to increased costs associated with new product introductions, higher manufacturing costs related to other product mix changes, and slightly unfavorable price/mix during the three months ended November 30, 2012. These higher costs were partially offset by benefits associated the closure of the Cochran facility, the favorable impact of increased net sales, and lower material and component costs.
Adjusted gross profit of $194.3 (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased $0.7, or 0.4% compared with the prior-year period. The increase was due primarily to the favorable impact of benefits associated with the closure of the Cochran facility (excluding the higher costs noted above), higher net sales, and lower material and component costs compared with the year-ago period. These favorable items were largely offset by higher costs associated with new product introductions, increased manufacturing costs associated with product mix changes, and slightly unfavorable price/mix during the three months ended November 30, 2012. As a result of these higher costs, adjusted gross profit margins decreased to 40.4% for the three months ended November 30, 2012 compared with 40.8% in the prior year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended November 30, 2012, were $140.6 compared with $140.3 in the prior-year period, an increase of $0.3, or 0.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including commissions, as well as greater spending on activities to enhance sales, service, and customer support capabilities. These higher costs were largely offset by lower variable compensation costs, freight costs, and amortization expense as well as benefits recognized from productivity improvements attributable to streamlining activities. Fiscal 2013 first quarter SD&A expenses were 29.2% of net sales, or 40 basis points lower than 29.6% for the prior-year period.
During the first quarter of fiscal 2013, the Company recorded a pre-tax special charge of $0.7 related primarily to streamlining efforts initiated during the second quarter of fiscal 2012. The special charge primarily related to production transfer costs associated with the planned closure of the Cochran facility. Further details regarding the Company's special charges are included in Note 15 Special Charges included in the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2013 was $48.2 compared with $50.6 for the prior-year period, a decrease of $2.4, or 4.7%. Operating profit margins decreased 70 basis points to 10.0% for the first quarter of fiscal 2013 compared with 10.7% for the first quarter of fiscal 2012 due primarily to higher costs associated with the Cochran facility closure and an increase in the other costs as noted above, partially offset by the favorable impact of higher net sales and lower SD&A expenses as a percent of net sales.
Adjusted operating profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and special charges) increased by $0.4, or 0.8%, to $53.7 compared with $53.3 for the first quarter of fiscal 2012. The period-over-period increase was due primarily to the favorable impact of benefits associated with the closure of the Cochran facility (excluding the higher costs noted above), higher net sales, and lower material and component costs which were largely offset by higher costs associated with new product introductions, increased manufacturing costs related to product mix changes, unfavorable price/mix, and the slight increase in SD&A expenses noted above. Adjusted operating profit margin (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and special charges) of 11.2% was consistent with the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense (income), which is comprised primarily of foreign exchange transaction-related gains and losses. Interest expense, net, was $7.7 for each of the three months ended November 30, 2012 and 2011. Higher interest expense due primarily to increased interest expense related to obligations associated with non-qualified retirement plans was offset by higher interest income. The Company reported net miscellaneous expense of $0.1 and net miscellaneous income of $2.9 in the first quarter of fiscal 2013 and 2012, respectively. Fiscal 2012 first quarter net miscellaneous income was due mainly to the favorable impact of exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures, which did not repeat in the three months ended November 30, 2012.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.4% and 34.7% for the three months ended November 30, 2012 and 2011, respectively. The increase in the effective tax rate was due primarily to unrecognizable tax benefits for losses in Spain and the expiration of the research and development tax credit, which occurred at the end of calendar year 2011. Among other provisions, recent legislation incorporated in the “American Taxpayer Relief Act of 2012” retroactively reinstates the research and development tax credit which will favorably impact income tax expense by approximately $0.6 in the second quarter of fiscal 2013. The Company estimates that the effective tax rate for fiscal 2013 will be slightly less than 35% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2013 decreased $3.8 to $26.1 from $29.9 reported for the prior-year period. The decrease in net income resulted primarily from lower operating profit and higher other expense, partially offset by lower tax expense.
Adjusted net income (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the first quarter of fiscal 2013 was $29.6 compared with $31.6 of net income (excluding the impact of the special charge) in the prior-year period, which represented an decrease of $2.0, or 6.3%. Adjusted diluted earnings per share (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the three months ended November 30, 2012 decreased $0.05, or 6.8%, to $0.69 compared with diluted earnings per share (excluding the impact of the special charge) of $0.74 for the prior-year period.

Outlook

Management believes that the execution of the Company's strategy will provide opportunities for continued future profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading product and solutions portfolio combined with its extensive market presence and financial strength. Management continues to position the Company to optimize short-term performance while investing in and deploying resources for long-term profitable growth opportunities.

As noted in our most recent Form 10-K, third-party forecasts for the U.S. non-residential construction market, a key market for the company, varied significantly, although consensus estimates projected modest growth in fiscal 2013. Additionally, the growth rate for the North American lighting market, which typically benefits from both new construction and renovation and retrofit activity, was projected to be higher, suggesting growth in the mid-single digit range for fiscal 2013. Due to the recent slowdown in the rate of growth over the past several months, we believe growth for the North American lighting market may be tempered somewhat to the low to mid-single digit range for fiscal 2013. While the Company experienced a favorable trend in higher year-over-year daily order rates through the month of December 2012, management expects demand to be inconsistent in the second quarter as businesses and consumers adjust their spending plans to take into account the uncertainties associated with U.S. fiscal policy and global economic concerns. As the resolution of these uncertainties become clearer, management expects demand to be more stable in the second half of fiscal 2013. Management currently believes that the Company will benefit from growing renovation and retrofit projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of innovative products and lighting solutions.

Additionally, the lighting industry continues to experience volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. Management currently expects material input costs to be relatively flat, except for certain LED components which should continue to decline. Further, although management expects employee-related costs will rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains cautiously optimistic about the opportunities for solid profitable growth in fiscal 2013 and expects the Company to be able to outperform the markets it serves while delivering performance more consistent with the management's long-term financial objectives.

The Company expects that the closure of the Cochran facility will be principally completed by the end of the second quarter of fiscal 2013. Management forecasts that additional costs of approximately $4.0 million associated with the closing of the Cochran facility will be incurred in the second fiscal quarter. The costs are expected to once again be comprised of a pre-tax special charge along with temporary production inefficiencies. Assuming no further delays in obtaining government permits and approvals or in ramping-up production at the receiving facilities, management anticipates that the Cochran facility will totally cease production by the end of the second fiscal quarter and no further costs related to this streamlining effort will be incurred thereafter.

The Company estimates that the total annualized pre-tax savings associated with all streamlining activities initiated in 2012, including the closure of the Cochran facility, to be approximately $14.0 million of which an estimated $4.0 million was realized in fiscal 2012. The Company realized approximately $2.0 million of benefits (excluding the inefficiencies noted above) in the first quarter of fiscal 2013 and expects to be at the total annualized savings run rate from the streamlining activities beginning in the third quarter of fiscal 2013, following the completion of the transfer of production and closure of the facility.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2013 annual tax rate; (g) the Company’s expectations regarding the timing, costs, and savings of streamlining events, and the Company’s ability to effectively execute the announced changes, including, but not limited to, transition of manufacturing capacity, labor negotiations, and disposition of property; (h) the Company’s future amortization expense; (i) the Company’s ability to achieve its long-term financial goals and measures; and (j) the Company's expectations regarding future economic growth. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to market risks that may impact its Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2012. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2012, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.	Other Information
Results of Annual Shareholders Meeting
At the Company’s annual meeting of stockholders held on January 4, 2013, in Atlanta, Georgia, the shareholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
Dominic J. Pileggi	2013	36,331,197	284,620	2,528,000
George C. Guynn	2015	36,283,884	331,933	2,528,000
Vernon J. Nagel	2015	35,845,726	770,091	2,528,000
Julia B. North	2015	36,253,670	362,147	2,528,000
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows:
Peter C. Browning, Gordon D. Harnett, Robert F. McCullough, Ray M. Robinson, and Norman H. Wesley.
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
38,947,248	178,009	18,560
PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
35,633,211	481,108	501,498	2,528,000
PROPOSAL 4 — Votes cast regarding the approval of the Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
32,096,429	4,134,894	384,494	2,528,000
PROPOSAL 5 — Votes cast regarding the approval of the Acuity Brands, Inc. 2012 Management Cash Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
36,088,666	389,046	138,105	2,528,000
Pursuant to the foregoing votes, the Company's stockholders: (i) elected four directors nominated by the Board of Directors and listed above for the respective one and three-year terms; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; (iii) approved, on an advisory basis, the Company's named executive officer compensation; (iv) approved the Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan; and (v) approved the Acuity Brands, Inc. 2012 Management Cash Incentive Plan.
Declaration of Dividend

On January 4, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2013, to stockholders of record on January 18, 2013.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 36).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 8, 2013	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 8, 2013	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, filed on January 8, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.