Form 10-Q
period 2013-02-28
ACUITY BRANDS INC
filed 2013-04-03
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-16583.
_____________________________________________
ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1170 Peachtree Street, N.E., Suite 2300, Atlanta, Georgia (Address of principal executive offices)	30309-7676 (Zip Code)
(404) 853-1400
(Registrant’s telephone number, including area code)

1170 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309
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
Common stock — $0.01 par value — 42,836,096 shares as of March 28, 2013.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 28, 2013	August 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$262.8	$284.5
Accounts receivable, less reserve for doubtful accounts of $1.5 at February 28, 2013 and $1.4 at August 31, 2012	282.3	263.8
Inventories	193.7	194.1
Deferred income taxes	12.7	13.0
Prepayments and other current assets	32.2	23.6
Total Current Assets	783.7	779.0
Property, Plant, and Equipment, at cost:
Land	7.3	7.3
Buildings and leasehold improvements	108.9	115.5
Machinery and equipment	356.1	345.7
Total Property, Plant, and Equipment	472.3	468.5
Less — Accumulated depreciation and amortization	327.4	329.3
Property, Plant, and Equipment, net	144.9	139.2
Other Assets:
Goodwill	554.7	554.9
Intangible assets	228.0	230.8
Deferred income taxes	3.9	4.1
Other long-term assets	27.2	28.9
Total Other Assets	813.8	818.7
Total Assets	$1,742.4	$1,736.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$213.7	$232.7
Accrued compensation	18.0	44.9
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	79.6	86.0
Total Current Liabilities	312.5	364.8
Long-Term Debt	353.5	353.5
Accrued Pension Liabilities, less current portion	91.6	90.1
Deferred Income Taxes	32.1	33.4
Self-Insurance Reserves, less current portion	7.0	6.6
Other Long-Term Liabilities	55.0	54.5
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,000,089 issued and 42,280,834 outstanding at February 28, 2013; 51,508,358 issued and 41,789,103 outstanding at August 31, 2012	0.5	0.5
Paid-in capital	720.4	703.1
Retained earnings	675.0	635.3
Accumulated other comprehensive loss items	(85.0)	(84.7)
Treasury stock, at cost, 9,719,255 shares at February 28, 2013 and August 31, 2012	(420.2)	(420.2)
Total Stockholders’ Equity	890.7	834.0
Total Liabilities and Stockholders’ Equity	$1,742.4	$1,736.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Sales	$486.7	$457.7	$967.8	$932.0
Cost of Products Sold	297.0	275.8	588.6	556.4
Gross Profit	189.7	181.9	379.2	375.6
Selling, Distribution, and Administrative Expenses	144.3	136.3	284.9	276.8
Special Charge	0.3	6.6	1.0	9.3
Operating Profit	45.1	39.0	93.3	89.5
Other Expense (Income):
Interest Expense, net	7.8	7.7	15.5	15.4
Miscellaneous (Income) Expense, net	0.1	1.1	0.2	(1.8)
Total Other Expense	7.9	8.8	15.7	13.6
Income before Provision for Income Taxes	37.2	30.2	77.6	75.9
Provision for Income Taxes	12.5	10.7	26.8	26.4
Net Income	$24.7	$19.5	$50.8	$49.5
Earnings Per Share:
Basic Earnings per Share	$0.58	$0.46	$1.19	$1.17
Basic Weighted Average Number of Shares Outstanding	42.1	41.4	41.9	41.3
Diluted Earnings per Share	$0.57	$0.46	$1.18	$1.16
Diluted Weighted Average Number of Shares Outstanding	42.5	41.9	42.4	41.8
Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Income	$24.7	$19.5	$50.8	$49.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	3.9	0.7	(5.2)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	(5.5)	—
Amortization of defined benefit pension items:
Prior service cost	0.1	—	0.3	—
Actuarial losses	1.6	1.0	3.2	2.0
Total Defined Benefit Pension Plans, net	1.7	1.0	(2.0)	2.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	1.1	4.9	(1.3)	(3.2)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.6)	(0.4)	1.0	(0.7)
Other Comprehensive Income/(Expense) items after Provision for Income Taxes	0.5	4.5	(0.3)	(3.9)
Comprehensive Income/(Expense)	$25.2	$24.0	$50.5	$45.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2013	February 29, 2012
Cash Provided by/(Used for) Operating Activities:
Net income	$50.8	$49.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19.9	19.5
Share-based compensation expense	8.6	8.1
Excess tax benefits from share-based payments	(5.8)	(4.1)
Loss on the sale or disposal of property, plant, and equipment	—	0.1
Asset impairments	—	0.1
Deferred income taxes	1.7	0.5
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(19.1)	4.1
Inventories	1.2	6.6
Prepayments and other current assets	(5.8)	(8.2)
Accounts payable	(19.2)	(13.9)
Other current liabilities	(27.5)	(20.5)
Other	(5.1)	(4.2)
Net Cash Provided by/(Used for) Operating Activities	(0.3)	37.6
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(21.9)	(9.4)
Proceeds from sale of property, plant, and equipment	0.1	—
Acquisitions of business and intangible assets, net of cash acquired	(3.3)	(3.8)
Net Cash Provided by/(Used for) Investing Activities	(25.1)	(13.2)
Cash Provided by/(Used for) Financing Activities:
Repurchases of common stock	—	(9.2)
Proceeds from stock option exercises and other	9.1	6.4
Excess tax benefits from share-based payments	5.8	4.1
Dividends paid	(11.1)	(11.0)
Net Cash Provided by/(Used for) Financing Activities	3.8	(9.7)
Effect of Exchange Rate Changes on Cash	(0.1)	(4.3)
Net Change in Cash and Cash Equivalents	(21.7)	10.4
Cash and Cash Equivalents at Beginning of Period	284.5	170.2
Cash and Cash Equivalents at End of Period	$262.8	$180.6
Supplemental Cash Flow Information:
Income taxes paid during the period	$24.9	$32.0
Interest paid during the period	$20.4	$20.9

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
Since fiscal 2010, the Company has made several acquisitions to expand and enhance its portfolio of lighting solutions, including the following:
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results for Adura have been included in the Company’s consolidated financial statements since the date of acquisition.
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
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2013, the consolidated results of operations for the three and six months ended February 28, 2013 and February 29, 2012, the consolidated statements of comprehensive income for the three and six months ended February 28, 2013 and February 29, 2012, and the consolidated cash flows for the six months ended February 28, 2013 and February 29, 2012. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2013.

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
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at February 28, 2013. On March 13, 2013, the Company acquired all of the ownership interests in eldoLAB Holding B.V. ("eldoLED"), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, Netherlands. The acquisition of eldoLED did not represent a material transaction as compared with the Company’s financial condition, results of operations, or cash flows.

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company early adopted ASU 2013-02 in the second quarter of fiscal 2013. The provisions of ASU 2013-02 did not have a material effect on the Company's results of operations, financial condition, and cash flows.
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
In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification" or "ASC"). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Additionally, the amendments are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Amendments in ASU 2012-04 that do not provide transition guidance were effective upon issuance for public entities. Amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 in the first quarter of fiscal 2013. The provisions of ASU 2012-04 did not have a material effect on the Company's results of operations, financial condition, and cash flows.
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
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of ASU No. 2013-05 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

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
Adura Technologies Acquisition
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of February 28, 2013. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Healthcare Lighting Acquisition
On May 12, 2011, the Company acquired for cash all of the ownership interests in Healthcare Lighting, a leading provider of specialized, high-performance lighting solutions for healthcare facilities based in Fairview, Pennsylvania. Healthcare Lighting exclusively focused on servicing the healthcare industry through the design and manufacture of medical lighting products meant to enhance the visual environment in healthcare settings. The operating results of Healthcare Lighting have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Healthcare Lighting during fiscal 2012. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimized lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, educational, governmental, and office applications. The operating results of Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Sunoptics during fiscal 2012. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. During the first quarter of fiscal 2012, the Company ceased operations at one manufacturing facility. During the second quarter of fiscal 2013, the Company ceased operations at a second manufacturing facility. The Company is actively marketing four properties for sale. As of February 28, 2013, the carrying value of the property held for sale equaled $10.3, of which $7.5 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.
Further details regarding the Company’s assets held for sale are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 28, 2013 and August 31, 2012:

	Fair Value Measurements as of:
	February 28, 2013		August 31, 2012
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$262.8	$262.8	$284.5	$284.5
Short-term investments(1)	0.1	0.1	0.6	0.6
Long-term investments(1)	0.6	0.6	0.7	0.7
Liabilities:
Deferred compensation plan obligations(1) (current portion)	$0.1	$0.1	$0.6	$0.6
Deferred compensation plan obligations(1) (long-term portion)	0.6	0.6	0.7	0.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2013 and August 31, 2012:

	February 28, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.5	$402.2	$349.5	$407.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2013 based on bonds of similar terms and maturity (Level 2).
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
Current year increases in the gross carrying amounts for acquired intangible assets, including goodwill, of $2.2 were due primarily to acquisitions less the impact of foreign currency changes during the period. The provisional amounts for the acquired intangible assets, including goodwill, are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combination (refer to footnote 4 Acquisitions herein).
The Company recorded amortization expense of $2.6 related to intangible assets with finite lives during each of the three months ended February 28, 2013 and February 29, 2012. The Company recorded amortization expense of $5.2 and $5.8 related to intangible assets with finite lives during the six months ended February 28, 2013 and February 29, 2012, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $10.5 in fiscal 2013, $10.5 in fiscal 2014, $10.3 in fiscal 2015, $9.7 in fiscal 2016, and $9.4 in fiscal 2017.
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	February 28, 2013	August 31, 2012
Raw materials, supplies, and work in process(1)	$117.9	$120.2
Finished goods	86.5	84.6
	204.4	204.8
Less: Reserves	(10.7)	(10.7)
Total Inventory	$193.7	$194.1
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials, supplies, and work in process to be meaningful information.

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of approximately 109,110 and 240,722 were excluded from the diluted earnings per share calculation for the three months ended February 28, 2013 and February 29, 2012, respectively, as the effect of inclusion would have been antidilutive. Stock options of approximately 77,764 and 256,344 for the six months ended February 28, 2013 and February 29, 2012, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2013 and February 29, 2012:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic Earnings per Share:
Net income	$24.7	$19.5	$50.8	$49.5
Less: Income attributable to participating securities	(0.4)	(0.4)	(0.8)	(1.0)
Net income available to common shareholders	$24.3	$19.1	$50.0	$48.5
Basic weighted average shares outstanding	42.1	41.4	41.9	41.3
Basic earnings per share	$0.58	$0.46	$1.19	$1.17
Diluted Earnings per Share:
Net income	$24.7	$19.5	$50.8	$49.5
Less: Income attributable to participating securities	(0.4)	(0.4)	(0.8)	(1.0)
Net income available to common shareholders	$24.3	$19.1	$50.0	$48.5
Basic weighted average shares outstanding	42.1	41.4	41.9	41.3
Common stock equivalents	0.4	0.5	0.5	0.5
Diluted weighted average shares outstanding	42.5	41.9	42.4	41.8
Diluted earnings per share	$0.57	$0.46	$1.18	$1.16

10.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Income/Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Beginning Balance, August 31, 2012	$(16.9)	$(67.8)	$(84.7)
Other Comprehensive Income/(Expense) before reclassifications	0.7	(3.3)	(2.6)
Amounts reclassified from accumulated other comprehensive income	—	2.3	2.3
Net current-period Other Comprehensive Income/(Expense)	0.7	(1.0)	(0.3)
Ending Balance, February 28, 2013	$(16.2)	$(68.8)	$(85.0)
The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income/Expense.

	Three Months Ended				Six Months Ended
	February 28, 2013				February 28, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(0.6)		$—	$(0.6)	$0.7		$—	$0.7
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—		—	—	(5.5)		2.2	(3.3)
Amortization of defined benefit pension items:
Prior service cost	0.1	(1)	—	0.1	0.3	(1)	(0.1)	0.2
Actuarial losses	1.6	(1)	(0.6)	1.0	3.2	(1)	(1.1)	2.1
Total Defined Benefit Plans, net	1.7		(0.6)	1.1	(2.0)		1.0	(1.0)
Other Comprehensive Income/(Expense)	$1.1		$(0.6)	$0.5	$(1.3)		$1.0	$(0.3)

(1)	These accumulated other comprehensive income components are included in net periodic pension cost. See footnote 14 Pension and Profit Sharing Plans for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Debt
Lines of Credit
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s prior $250.0 revolving credit facility (the “prior facility”), which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with the early termination of the prior facility. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on January 31, 2017.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2013. At February 28, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of February 28, 2013, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility.
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
Notes
At February 28, 2013, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest expense	$8.0	$7.8	$15.8	$15.7
Interest income	(0.2)	(0.1)	(0.3)	(0.3)
Interest expense, net	$7.8	$7.7	$15.5	$15.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash paid for interest as reported on the Consolidated Statements of Cash Flows as supplemental cash flow information for the six months ended February 28, 2013 and February 29, 2012 totaled $20.4 and $20.9, respectively. The prior-year period amount was revised for consistency with the first six months of fiscal 2013.

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2013, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
As of August 31, 2012, the Company had product warranty and recall reserves of $4.0. During the six months ended February 28, 2013, the Company made payments or provided replacement materials in the aggregate amount of $3.3 related to warranty claims and recognized additional estimated warranty and recall liabilities of $3.2. As of February 28, 2013, the Company had remaining product warranty and recall reserves of $3.9 included in Other accrued liabilities on the Consolidated Balance Sheets.
Loss Contingency
On March 25, 2013, a freight payment and audit service provider (“freight service company”) provided notice to the Company that all freight payment services would immediately cease as a result of a failure in the freight service company's internal system for processing and making payments stemming from a fraud at the freight service company. As a result, the Company may have incurred a loss to the extent that funds disbursed by the Company to the freight service company are not subsequently remitted to freight carriers that provided services to the Company. Based on information currently available, the Company is unable to estimate the amount of potential loss, if any. It is the opinion of management based on available information that any ultimate loss will not have a material adverse effect on the financial condition or results of operations of Acuity Brands.

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.3 and $4.0 of share-based expense for the three months ended February 28, 2013 and February 29, 2012, respectively, and $8.6 and $8.1 of share-based expense for the six months ended February 28, 2013 and February 29, 2012, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and were $0.4 and $3.0 for the three months ended February 28, 2013 and February 29, 2012, respectively, and were $5.8 and $4.1 for the six months ended February 28, 2013 and February 29, 2012, respectively. Shares issued upon exercise of stock options were 22,638 and 235,703 for the three

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

months ended February 28, 2013 and February 29, 2012, respectively. Shares issued upon exercise of stock options were 308,019 and 293,082 for the six months ended February 28, 2013 and February 29, 2012, respectively.

14.	Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2013 and February 29, 2012 included the following components:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Service cost	$0.9	$0.7	$1.8	$1.4
Interest cost	2.0	2.2	4.0	4.3
Expected return on plan assets	(2.2)	(2.1)	(4.4)	(4.1)
Amortization of prior service cost	0.1	—	0.3	—
Recognized actuarial loss	1.6	1.0	3.2	2.0
Net periodic pension cost	$2.4	$1.8	$4.9	$3.6

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
At August 31, 2012, the Company had severance reserves of $0.2 related to fiscal 2008 - 2010 actions. The Company made payments of approximately $0.1 related to severance costs during the six month period ended February 28, 2013. As of February 28, 2013, the Company had remaining severance reserves of $0.1 related to fiscal 2008 - 2010 actions, which are included in Accrued Compensation on the Consolidated Balance Sheets.
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
In addition to a $2.7 pre-tax special charge recorded in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments, the Company recorded a net pre-tax special charge of approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which are not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee-related costs.
During the second quarter of fiscal 2012, the Company decided to close its Cochran facility; the closure was principally completed by the end of the second quarter of fiscal 2013. The Company transitioned production from the Cochran facility, which produced less than 10% of the Company’s total sales, to various existing facilities in North America.
During fiscal 2012, approximately $9.4 of pre-tax special charges related to the Cochran facility closure consisting primarily of severance and employee-related costs of $7.6, production transfer expenses of $1.4, and non-cash impairments and other miscellaneous costs of $0.4 were recognized and were included in Special Charge in the Consolidated Statements of Income. In addition, the Company also recorded related pre-tax expenses of $4.4 in fiscal 2012, which were included in Cost of Products Sold in the Consolidated Statements of Income. These related expenses consisted of directly attributable temporary manufacturing inefficiencies of $3.2 and non-cash asset impairments of $1.2 related to the abandonment of certain otherwise usable inventory at the Cochran facility.
During the first half of fiscal 2013, approximately $1.0 of pre-tax special charges related to fiscal 2012 actions, consisting primarily of production transfer expenses of $1.2 and net favorable adjustments of $0.2 to the fiscal 2012 events reserve, were recognized and were included in Special Charge in the Consolidated Statements of Income. In addition, related pre-tax expenses of $7.6 directly attributable to temporary manufacturing inefficiencies were recorded in the first half of fiscal 2013 and were included in Cost of Products Sold in the Consolidated Statements of Income.
Although the closure of the Cochran facility was principally completed by the end of the second quarter of fiscal 2013, management forecasts that additional costs, primarily comprised of temporary production inefficiencies, of approximately $1.0 associated with the closing of the Cochran facility will be incurred in the third fiscal quarter. Management anticipates no further costs related to this streamlining effort will be incurred after the third quarter of fiscal 2013.
The Company estimates that the total annualized pre-tax savings associated with all streamlining activities initiated in 2012, including the closure of the Cochran facility, to be approximately $14.0 of which approximately $4.0 was realized in fiscal 2012. Excluding the inefficiencies noted above, the Company realized approximately $6.0 of benefits in the first six months of fiscal 2013 and is now at the total annualized savings run rate from the streamlining activities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At August 31, 2012, the Company had severance reserves of $5.6 related to fiscal 2012 actions. During the first six months of fiscal 2013, net favorable adjustments of $0.2 related to fiscal 2012 actions were recognized and are included in Special Charge in the Consolidated Statements of Income. In addition, the Company made payments of $4.8 related to severance and employee-related costs during the six month period ended February 28, 2013. As of February 28, 2013, the Company had remaining severance reserves of $0.6 related to restructuring activities initiated in fiscal 2012, which are included in Accrued Compensation on the Consolidated Balance Sheets.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$200.8	$—	$—	$62.0	$—	$262.8
Accounts receivable, net	—	246.3	—	36.0	—	282.3
Inventories	—	183.1	—	10.6	—	193.7
Other current assets	9.6	28.2	—	7.1	—	44.9
Total Current Assets	210.4	457.6	—	115.7	—	783.7
Property, Plant, and Equipment, net	0.3	114.4	—	30.2	—	144.9
Goodwill	—	516.1	2.7	35.9	—	554.7
Intangible assets	—	103.6	120.6	3.8	—	228.0
Other long-term assets	2.6	20.6	—	7.9	—	31.1
Investments in subsidiaries	769.1	106.7	—	—	(875.8)	—
Total Assets	$982.4	$1,319.0	$123.3	$193.5	$(875.8)	$1,742.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.4	$201.6	$—	$11.7	$—	$213.7
Intercompany payable (receivable)	47.7	6.0	(107.5)	53.8	—	—
Other accrued liabilities	6.6	75.8	—	16.4	—	98.8
Total Current Liabilities	54.7	283.4	(107.5)	81.9	—	312.5
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(33.3)	68.2	—	(2.8)	—	32.1
Other Long-Term Liabilities	70.3	59.8	—	23.5	—	153.6
Total Stockholders’ Equity	890.7	554.1	230.8	90.9	(875.8)	890.7
Total Liabilities and Stockholders’ Equity	$982.4	$1,319.0	$123.3	$193.5	$(875.8)	$1,742.4

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$429.0	$—	$57.7	$—	$486.7
Intercompany sales	—	—	7.5	19.9	(27.4)	—
Total Sales	—	429.0	7.5	77.6	(27.4)	486.7
Cost of Products Sold	—	256.6	—	60.3	(19.9)	297.0
Gross Profit	—	172.4	7.5	17.3	(7.5)	189.7
Selling, Distribution, and Administrative Expenses	6.5	129.2	0.7	15.4	(7.5)	144.3
Intercompany charges	(0.8)	0.5	—	0.3	—	—
Special Charge	—	0.3	—	—	—	0.3
Operating Profit	(5.7)	42.4	6.8	1.6	—	45.1
Interest expense (income), net	2.3	5.6	—	(0.1)	—	7.8
Equity earnings in subsidiaries	(29.9)	(1.6)	—	—	31.5	—
Miscellaneous (income) expense, net	—	0.6	—	(0.5)	—	0.1
Income from Continuing Operations before Provision for Income Taxes	21.9	37.8	6.8	2.2	(31.5)	37.2
Provision for Income Taxes	(2.8)	11.9	2.7	0.7	—	12.5
Net Income	$24.7	$25.9	$4.1	$1.5	$(31.5)	$24.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$851.8	$—	$116.0	$—	$967.8
Intercompany sales	—	—	14.8	43.0	(57.8)	—
Total Sales	—	851.8	14.8	159.0	(57.8)	967.8
Cost of Products Sold	—	511.5	—	120.1	(43.0)	588.6
Gross Profit	—	340.3	14.8	38.9	(14.8)	379.2
Selling, Distribution, and Administrative Expenses	14.2	252.2	1.5	31.8	(14.8)	284.9
Intercompany charges	(1.7)	1.1	—	0.6	—	—
Special Charge	—	0.7	—	0.3	—	1.0
Operating Profit	(12.5)	86.3	13.3	6.2	—	93.3
Interest expense (income), net	4.6	11.1	—	(0.2)	—	15.5
Equity earnings in subsidiaries	(61.3)	(5.5)	—	0.1	66.7	—
Miscellaneous (income) expense, net	—	0.4	—	(0.2)	—	0.2
Income from Continuing Operations before Provision for Income Taxes	44.2	80.3	13.3	6.5	(66.7)	77.6
Provision for Income Taxes	(6.6)	26.2	5.3	1.9	—	26.8
Net Income	$50.8	$54.1	$8.0	$4.6	$(66.7)	$50.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$24.7	$25.9	$4.1	$1.5	$(31.5)	$24.7

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	(0.6)	—	—	0.6	(0.6)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:
Prior service cost	0.1	—	—	—	—	0.1
Actuarial losses	1.6	1.1	—	0.4	(1.5)	1.6
Total Defined Benefit Pension Plans, net	1.7	1.1	—	0.4	(1.5)	1.7
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	1.1	0.5	—	0.4	(0.9)	1.1
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.6)	(0.4)	—	(0.1)	0.5	(0.6)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	0.5	0.1	—	0.3	(0.4)	0.5
Comprehensive Income	$25.2	$26.0	$4.1	$1.8	$(31.9)	$25.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$19.5	$21.3	$3.8	$(3.3)	$(21.8)	$19.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	3.9	3.9	—	—	(3.9)	3.9
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:
Prior service cost	—	—	—	—	—	—
Actuarial losses	1.0	0.8	—	0.2	(1.0)	1.0
Total Defined Benefit Pension Plans, net	1.0	0.8	—	0.2	(1.0)	1.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	4.9	4.7	—	0.2	(4.9)	4.9
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.4)	(0.3)	—	(0.1)	0.4	(0.4)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	4.5	4.4	—	0.1	(4.5)	4.5
Comprehensive Income	$24.0	$25.7	$3.8	$(3.2)	$(26.3)	$24.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Six Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$50.8	$54.1	$8.0	$4.6	$(66.7)	$50.8

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	0.7	0.7	—	—	(0.7)	0.7
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	—	—	—	—	(5.5)
Amortization of defined benefit pension items:
Prior service cost	0.3	—	—	—	—	0.3
Actuarial losses	3.2	2.2	—	0.9	(3.1)	3.2
Total Defined Benefit Pension Plans, net	(2.0)	2.2	—	0.9	(3.1)	(2.0)
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(1.3)	2.9	—	0.9	(3.8)	(1.3)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	1.0	(0.8)	—	(0.2)	1.0	1.0
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(0.3)	2.1	—	0.7	(2.8)	(0.3)
Comprehensive Income	$50.5	$56.2	$8.0	$5.3	$(69.5)	$50.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Six Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantors	Eliminations	Consolidated
Net Income	$49.5	$53.0	$7.7	$(0.8)	$(59.9)	$49.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(5.2)	(5.2)	—	—	5.2	(5.2)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:
Prior service cost	—	—	—	—	—	—
Actuarial losses	2.0	1.6	—	0.4	(2.0)	2.0
Total Defined Benefit Pension Plans, net	2.0	1.6	—	0.4	(2.0)	2.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(3.2)	(3.6)	—	0.4	3.2	(3.2)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.7)	(0.5)	—	(0.2)	0.7	(0.7)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(3.9)	(4.1)	—	0.2	3.9	(3.9)
Comprehensive Income	$45.6	$48.9	$7.7	$(0.6)	$(56.0)	$45.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$(49.3)	$35.8	$—	$13.2	$—	$(0.3)
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.3)	(20.0)	—	(1.6)	—	(21.9)
Proceeds from sale of property, plant, and equipment	—	—	—	0.1	—	0.1
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of business and intangible assets	—	(3.3)	—	—	—	(3.3)
Net Cash Used for Investing Activities	(0.3)	(36.4)	—	(1.5)	13.1	(25.1)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	9.1	—	—	—	—	9.1
Repurchases of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payments	5.8	—	—	—	—	5.8
Intercompany dividends	—	—	—	—	—	—
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(11.1)	—	—	—	—	(11.1)
Net Cash (Used for) Provided by Financing Activities	3.8	—	—	13.1	(13.1)	3.8
Effect of Exchange Rate Changes on Cash	—	0.6	—	(0.7)	—	(0.1)
Net Change in Cash and Cash Equivalents	(45.8)	—	—	24.1	—	(21.7)
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$200.8	$—	$—	$62.0	$—	$262.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 29, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$34.6	$9.1	$—	$(4.1)	$(2.0)	$37.6
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(6.7)	—	(2.7)	—	(9.4)
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(10.5)	—	(2.7)	3.8	(13.2)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.4	—	—	—	—	6.4
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	4.1	—	—	—	—	4.1
Intercompany dividends	—	—	—	(2.0)	2.0	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(11.0)	—	—	—	—	(11.0)
Net Cash (Used for) Provided by Financing Activities	(9.7)	3.8	—	(2.0)	(1.8)	(9.7)
Effect of Exchange Rate Changes on Cash	—	(2.5)	—	(1.8)	—	(4.3)
Net Change in Cash and Cash Equivalents	21.1	(0.1)	—	(10.6)	—	10.4
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$148.3	$—	$—	$32.3	$—	$180.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of February 28, 2013 and for the three and six months ended February 28, 2013 and February 29, 2012. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls including wireless components, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world’s leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of approximately 500,000 active products as part of over 2,000 product groups that are sold to a broad and diverse customer base. As of February 28, 2013, the Company operates 18 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $40.0 during fiscal 2013, primarily for facility improvements, equipment, tooling, and new and enhanced information technology capabilities. Expected capital spending for fiscal 2013 includes approximately $5.0 related to facility improvements to accommodate the closure of the Cochran facility and an additional $5.0 related to the refurbishment of a furnace at the glass manufacturing facility of the Company which is generally required approximately every five years. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including but not limited to borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.

The Company’s cash position at February 28, 2013 was $262.8, a decrease of $21.7 from August 31, 2012. Cash on-hand and cash generated from stock issued under employee and director compensation plans during the period was used during the first six months of fiscal 2013 primarily to make capital expenditures of $21.9, make an acquisition, pay dividends to stockholders of $11.1, and to fund operating activities.
During the six months ended February 28, 2013, the Company used $0.3 for operating activities compared with $37.6 generated by operating activities in the prior-year period, a decrease of $37.9. The decrease in cash flow from operating activities was due primarily to higher working capital as a result of an increase in accounts receivable and decreases in accounts payable and accrued compensation. Accounts receivable increased as a result of higher net sales during the three months ended February 28, 2013 compared to the respective prior-year period. Accounts payable decreased primarily as a result of payments made during the six months ended February 28, 2013 for inventory purchases late in the fourth quarter of fiscal 2012.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $21.9 and $9.4 in the first six months of fiscal 2013 and 2012, respectively, primarily related to investments in new tooling, machinery, and information technology. In addition, capital expenditures in the first six months of fiscal 2013 included facility improvements and equipment to accommodate the closure of the Cochran facility and the expansion of manufacturing capabilities in certain other locations. As noted above, the Company expects to invest approximately $40.0 for facility improvements, equipment, tooling, and enhanced information technology capabilities during fiscal 2013. Expected capital spending for fiscal 2013 includes approximately $5.0 related to facility improvements to accommodate the closure of the Cochran facility and an additional $5.0 related to the refurbishment of a furnace at the glass manufacturing facility of the Company which is generally required approximately every five years.
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 28, 2013, total debt outstanding of $353.5 remained substantially unchanged from August 31, 2012 and consisted primarily of fixed-rate obligations.
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s prior $250.0 revolving credit facility, which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with this replacement. The Revolving Credit Facility will mature and any and all amounts outstanding will be due and payable on January 31, 2017.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2013. At February 28, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of February 28, 2013, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2013, the Company’s consolidated stockholders’ equity increased $56.7 to $890.7 at February 28, 2013 from $834.0 at August 31, 2012. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses, partially offset by dividend payments and the impact of certain changes to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan made in October, 2012. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 28.4% and 29.8% at February 28, 2013 and August 31, 2012, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 9.2% at February 28, 2013 and 7.6% at August 31, 2012.
Dividends
Acuity Brands paid dividends on its common stock of $11.1 ($0.26 per share) during the six months ended February 28, 2013, compared with $11.0 ($0.26 per share) during the six months ended February 29, 2012. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share for the remainder of fiscal 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Second Quarter of Fiscal 2013 Compared with Second Quarter of Fiscal 2012
The following table sets forth information comparing the components of net income for the three months ended February 28, 2013 and February 29, 2012:

	Three Months Ended
	February 28, 2013	February 29, 2012	Increase (Decrease)		Percent Change
Net Sales	$486.7	$457.7	$29.0		6.3%
Cost of Products Sold	297.0	275.8	21.2		7.7%
Gross Profit	189.7	181.9	7.8		4.3%
Percent of net sales	39.0%	39.7%	(70)	bps
Selling, Distribution, and Administrative Expenses	144.3	136.3	8.0		5.9%
Special Charge	0.3	6.6	(6.3)		NM
Operating Profit	45.1	39.0	6.1		15.6%
Percent of net sales	9.3%	8.5%	80	bps
Other Expense (Income)
Interest Expense, net	7.8	7.7	0.1		1.3%
Miscellaneous (Income) Expense, net	0.1	1.1	(1.0)		NM
Total Other Expense	7.9	8.8	(0.9)		(10.2)%
Income before Provision for Income Taxes	37.2	30.2	7.0		23.2%
Percent of net sales	7.6%	6.6%	100	bps
Provision for Taxes	12.5	10.7	1.8		16.8%
Effective tax rate	33.6%	35.4%
Net Income	$24.7	$19.5	$5.2		26.7%
Diluted Earnings per Share	$0.57	$0.46	$0.11		23.9%
NM - not meaningful
Net sales were $486.7 for the three months ended February 28, 2013, compared with $457.7 reported for the three months ended February 29, 2012, an increase of $29.0, or 6.3%. For the three months ended February 28, 2013, the Company reported net income of $24.7, an increase of $5.2, or 26.7%, compared with $19.5 for the three months ended February 29, 2012. For the second quarter of fiscal 2013, diluted earnings per share increased to $0.57 compared with $0.46 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility, other costs associated with temporary manufacturing inefficiencies, and a reduction in workforce. Although restructuring charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of restructuring charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

.

	Three Months Ended
	February 28, 2013	February 29, 2012	Increase (Decrease)	Percent Change
Gross Profit	$189.7	$181.9
Add-back: Manufacturing inefficiencies	2.8	—
Adjusted Gross Profit	$192.5	$181.9	$10.6	5.8%
Percent of net sales	39.6%	39.7%	(10)	bps
Operating Profit	$45.1	$39.0
Add-back: Manufacturing inefficiencies	2.8	—
Add-back: Special Charge	0.3	6.6
Adjusted Operating Profit	$48.2	$45.6	$2.6	5.7%
Percent of net sales	9.9%	10.0%	(10)	bps
Net Income	$24.7	$19.5
Add-back: Manufacturing inefficiencies, net of tax	1.8	—
Add-back: Special Charge, net of tax	0.2	4.5
Adjusted Net Income	$26.7	$24.0	$2.7	11.3%
Diluted Earnings per Share	$0.57	$0.46
Add-back: Manufacturing inefficiencies and Special Charge, net of tax	0.05	0.11
Adjusted Diluted Earnings per Share	$0.62	$0.57	$0.05	8.8%
Net Sales
Net sales for the three months ended February 28, 2013 increased by 6.3% compared with the prior-year period due primarily due to an increase in sales volume of more than 9% which was partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”). The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels in North America which was reflective of the improvement in the new construction market as well as the renovation and retrofit market. Management believes that sales growth in the second quarter of fiscal 2013 was positively influenced by customer projects that were delayed from the first quarter and released during the second quarter. This influx of orders from certain sales channels had a distortive impact on the mix of products sold and unfavorably impacted gross profit margins in the second quarter. While it is not possible to precisely quantify the separate impact of changes in price/mix, the Company estimates the unfavorable price/mix in the current quarter compared with the year-ago period was due primarily to a disproportionately higher mix of lower-margin products sold in the second quarter of fiscal 2013 as a result of an increase in the number of large renovation projects, particularly for national retailers, as well as a greater amount of value-oriented products sold through certain sales channels. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Net sales of LED luminaires continued to grow at a healthy pace and comprised approximately 15% of total net sales during the second quarter of fiscal 2013 compared with 7% of total net sales in the prior-year period.
Gross Profit
Gross profit for the second quarter of fiscal 2013 increased $7.8, or 4.3%, to $189.7 compared with $181.9 in the prior-year period. Gross profit margins decreased to 39.0% for the three months ended February 28, 2013 compared with 39.7% in the prior-year period. The decrease in gross profit margins was due largely to unfavorable price/mix and $2.8 of temporary manufacturing inefficiencies incurred during the three months ended February 28, 2013 directly attributable to the closure of the Company's Cochran, Georgia production facility ("Cochran facility"). The closure of the Cochran facility was principally completed by the end of the second quarter of fiscal 2013. These items were partially offset by the favorable impact of increased net sales volume, lower material and component costs, and benefits associated with the closure of the Cochran facility (excluding the temporary manufacturing inefficiencies noted above).
Adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $192.5 increased $10.6, or 5.8% compared with the prior-year period. The increase was due primarily to higher net sales, benefits associated with the closure of the Cochran facility, and lower materials and component costs compared to the year-ago period, partially offset by the impact of unfavorable price/mix. Adjusted gross profit margins decreased 10 basis points to 39.6% for the three months ended February 28, 2013 compared with 39.7% in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 28, 2013 were $144.3 compared with $136.3 in the prior-year period, an increase of $8.0, or 5.9%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, as well as greater spending on activities to enhance sales, service, and customer support capabilities. Fiscal 2013 second quarter SD&A expenses were 29.6% of net sales, or 20 basis points lower compared with the 29.8% for the prior-year period.
During the second quarter of fiscal 2013, the Company recorded a net pre-tax special charge of $0.3 related primarily to streamlining efforts initiated during the second quarter of fiscal 2012. The special charge related primarily to production transfer costs associated with the closure of the Cochran facility. Further details regarding the Company's special charges are included in Note 15 Special Charges of the Notes to Consolidated Financial Statements.
Operating profit for the second quarter of fiscal 2013 was $45.1 compared with $39.0 for the prior-year period, an increase of $6.1, or 15.6%. Operating profit margins increased 80 basis points to 9.3% for the second quarter of fiscal 2013 compared with 8.5% for the second quarter of fiscal 2012 due primarily to higher net sales, lower special charges associated primarily with the Cochran facility closure, lower material and component costs, and reduced SD&A spending as a percent of net sales, partially offset by unfavorable price/mix and manufacturing inefficiencies associated with the Cochran closure.
Adjusted operating profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and special charges) increased by $2.6, or 5.7%, to $48.2 compared with $45.6 (excluding the impact of the special charge) for the second quarter of fiscal 2012. The period-over-period increase was due primarily to the favorable impact of higher net sales, benefits associated with the closure of the Cochran facility (excluding the temporary manufacturing inefficiencies noted above), and lower material and component costs, partially offset by unfavorable price/mix and higher costs to support greater sales volumes. Adjusted operating profit margin (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and special charges) decreased 10 basis points to 9.9% compared with adjusted operating profit margin (excluding the impact of the special charge) of 10.0% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense (income), which is comprised primarily of foreign exchange transaction-related gains and losses. Interest expense, net, increased slightly to $7.8 for the three months ended February 28, 2013 compared with $7.7 for the three months ended February 29, 2012. Higher interest expense, due primarily to increased interest expense related to obligations associated with non-qualified retirement plans, was partially offset by higher interest income. The Company reported net miscellaneous expense of $0.1 and $1.1 in the second quarter of fiscal 2013 and 2012, respectively. Fiscal 2012 second quarter net miscellaneous expense was due primarily to the unfavorable impact of exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures, which did not repeat to the same extent in the quarter ended February 28, 2013.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 33.6% and 35.4% for the three months ended February 28, 2013 and February 29, 2012, respectively. The decrease in the effective tax rate was due primarily to the retroactive application of the research and development tax credit included in the “American Taxpayer Relief Act of 2012" which became law during the current fiscal quarter. The Company estimates that the effective tax rate for fiscal 2013 will be approximately 35% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2013 increased $5.2 to $24.7 from $19.5 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit, lower other expense, and a lower tax effective income tax rate. Diluted earnings per share for the three months ended February 28, 2013 increased $0.11, or 23.9%, to $0.57 compared with diluted earnings per share of $0.46 for the prior-year period.
Adjusted net income (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the second quarter of fiscal 2013 was $26.7 compared with $24.0 of adjusted net income (excluding the impact of the special charge) in the prior-year period, which represented an increase of $2.7, or 11.3%. Adjusted diluted earnings per share (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the three months ended February 28, 2013 increased $0.05, or 8.8%, to $0.62 compared with adjusted diluted earnings per share (excluding the impact of the special charge) of $0.57 for the prior-year period.

First Six Months of Fiscal 2013 Compared with First Six Months of Fiscal 2012
The following table sets forth information comparing the components of net income for the six months ended February 28, 2013 and February 29, 2012:

	Six Months Ended
	February 28, 2013	February 29, 2012	Increase (Decrease)		Percent Change
Net Sales	$967.8	$932.0	$35.8		3.8%
Cost of Products Sold	588.6	556.4	32.2		5.8%
Gross Profit	379.2	375.6	3.6		1.0%
Percent of net sales	39.2%	40.3%	(110)	bps
Selling, Distribution, and Administrative Expenses	284.9	276.8	8.1		2.9%
Special Charge	1.0	9.3	(8.3)		NM
Operating Profit	93.3	89.5	3.8		4.2%
Percent of net sales	9.6%	9.6%	—	bps
Other Expense (Income)
Interest Expense, net	15.5	15.4	0.1		0.6%
Miscellaneous (Income) Expense, net	0.2	(1.8)	2.0		NM
Total Other Expense	15.7	13.6	2.1		15.4%
Income before Provision for Income Taxes	77.6	75.9	1.7		2.2%
Percent of net sales	8.0%	8.1%	(10)	bps
Provision for Taxes	26.8	26.4	0.4		1.5%
Effective tax rate	34.5%	34.8%
Net Income	$50.8	$49.5	$1.3		2.6%
Diluted Earnings per Share	$1.18	$1.16	$0.02		1.7%
NM - not meaningful
Net sales were $967.8 for the six months ended February 28, 2013, compared with $932.0 reported for the six months ended February 29, 2012, an increase of $35.8, or approximately 3.8%. For the six months ended February 28, 2013, the Company reported net income of $50.8 compared with $49.5 for the six months ended February 29, 2012. For the first half of fiscal 2013, diluted earnings per share increased 1.7% to $1.18 from $1.16 for the prior-year period.
The table below reconciles certain U.S. GAAP financial measures referred to in the discussion of the Company's results of operations to the corresponding non-U.S. GAAP measures, which exclude costs associated with temporary manufacturing inefficiencies and special charges associated primarily with continued efforts to streamline the organization through the planned closing of a manufacturing facility and by realigning responsibilities primarily within various SD&A departments.

	Six Months Ended
	February 28, 2013	February 29, 2012	Increase (Decrease)	Percent Change
Gross Profit	$379.2	$375.6
Add-back: Manufacturing inefficiencies	7.6	—
Adjusted Gross Profit	$386.8	$375.6	$11.2	3.0%
Percent of net sales	40.0%	40.3%	(30)	bps
Operating Profit	$93.3	$89.5
Add-back: Manufacturing inefficiencies	7.6	—
Add-back: Special Charge	1.0	9.3
Adjusted Operating Profit	$101.9	$98.8	$3.1	3.1%
Percent of net sales	10.5%	10.6%	(10)	bps
Net Income	$50.8	$49.5
Add-back: Manufacturing inefficiencies, net of tax	4.8	—
Add-back: Special Charge, net of tax	0.7	6.3
Adjusted Net Income	$56.3	$55.8	$0.5	0.9%
Diluted Earnings per Share	$1.18	$1.16
Add-back: Manufacturing inefficiencies and Special Charge, net of tax	0.13	0.15
Adjusted Diluted Earnings per Share	$1.31	$1.31	$—	—%
Net Sales
Net sales for the six months ended February 28, 2013 increased by 3.8% compared with the prior-year period due primarily to an increase in sales volume of more than 5% which was partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”). The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels in North America. The lull in demand experienced in the first quarter of fiscal 2013 was followed by improvements in demand in the second quarter. The unfavorable price/mix was due primarily to a disproportionately higher mix of lower-margin products sold primarily in the second quarter of fiscal 2013 as a result of an increase in the number of large renovation projects, particularly for national retailers, as well as a greater amount of value-oriented products sold through certain sales channels. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Net sales of LED luminaries continued to grow at a healthy pace and comprised approximately 14% of total net sales during the first six months of fiscal 2013 compared with 6% of total net sales in the prior-year period.
Gross Profit
Gross profit for the first half of fiscal 2013 increased $3.6, or 1.0%, to $379.2 compared with $375.6 for the prior-year period. The increase was due primarily to the increase in net sales, benefits from the Cochran facility closure (excluding the impact of temporary manufacturing inefficiencies), and lower materials and component costs. These improvements were partially offset by unfavorable price/mix and $7.6 of temporary manufacturing inefficiencies associated with the closure of the Company's Cochran facility as well as increased costs associated with new product introductions particularly in the first three months of fiscal 2013 compared with the year-ago period. As a result of these factors, gross profit margin decreased by 110 basis points to 39.2% for the six months ended February 28, 2013 compared with the prior-year period.
Adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $386.8 increased $11.2, or 3.0% compared with the prior-year period. The increase was due primarily to higher net sales volume, benefits associated with the Cochran facility closure (excluding the impact of temporary manufacturing inefficiencies), and lower material and component costs. These items were partially offset by unfavorable price/mix as well as increased costs associated with new product introductions, particularly in the first three months of fiscal 2013 compared with the year-ago period. Adjusted gross profit margins decreased to 40.0% for the six months ended February 28, 2013 compared with 40.3% in the prior-year period.

Operating Profit
SD&A expenses for the six months ended February 28, 2013, were $284.9 compared with $276.8 in the prior-year period, which represented an increase of $8.1, or 2.9%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including commissions and freight, and greater spending on activities to enhance sales, service, and customer support capabilities. Fiscal 2013 first half SD&A expenses were 29.4% of net sales, 30 basis points lower than the prior-year period.
During the first half of fiscal 2013, the Company recorded a net pre-tax special charge of $1.0 related primarily to streamlining efforts initiated during the second quarter of fiscal 2012. The special charge primarily related to production transfer costs associated with the planned closure of the Cochran facility. Further details regarding the Company's special charges are included in Note 15 Special Charges of the Notes to Consolidated Financial Statements.
Operating profit for the first six months ended February 28, 2013 was $93.3 compared with $89.5 for the prior-year period, an increase of $3.8, or 4.2%. The period-over-period increase was due primarily to higher net sales and lower material and component costs, partially offset by unfavorable price/mix, higher costs associated with new product introductions, manufacturing inefficiencies associated with the Cochran closure, and higher SD&A expenses as noted above. Operating profit margin of 9.6% for the first half of fiscal 2013 was consistent with the year-ago period.
Adjusted operating profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the first half of fiscal 2013 increased by $3.1, or 3.1%, to $101.9 compared to adjusted operating profit of $98.8 (excluding the impact of the special charge) for the first half of fiscal 2012. Adjusted operating profit margin (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and special charge) decreased 10 basis points to 10.5% compared with adjusted operating profit margin (excluding the impact of the special charge) of 10.6% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which is comprised primarily of foreign exchange related gains and losses. Interest expense, net, was $15.5 and $15.4 for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in net interest expense was due primarily to increased interest related to obligations associated with non-qualified retirement plans. The Company reported $0.2 of net miscellaneous expense in the first six months of fiscal 2013 compared with $1.8 of net miscellaneous income in the first six months of fiscal 2012. Fiscal 2012 first half net miscellaneous income was due primarily to the impact of favorable exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.5% and 34.8% for the six months ended February 28, 2013 and February 29, 2012, respectively. The decrease in the effective tax rate was due primarily to the retroactive application of the research and development tax credit included in the “American Taxpayer Relief Act of 2012" which became law in the second quarter of fiscal 2013.
Net income for the first half of fiscal 2013 increased $1.3 to $50.8 from $49.5 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit, partially offset by lower net miscellaneous income. Diluted earnings per share for the six months ended February 28, 2013 were $1.18 compared with diluted earnings per share of $1.16 for the prior-year period.
Adjusted net income (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) for the first six months of fiscal 2013 was $56.3 compared with $55.8 of adjusted net income (excluding the impact of the special charge) in the year-ago period. Adjusted diluted earnings per share (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure and the special charge) were $1.31 during each of the six months ended February 28, 2013 and February 29, 2012.

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

According to various third-party forecasts, the U.S. non-residential construction market, a key market for the Company, is projected to grow modestly through the remainder of fiscal 2013 with growth accelerating in the latter half of calendar year 2013. Various leading indicators seem to corroborate these growth projections for the U.S. non-residential construction market. The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and relight activity, is projected to be modestly higher, suggesting growth in the mid-single digit range for the remainder of fiscal 2013. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for the second half of fiscal 2013 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. The favorable trend in the Company's March order rates reflects this improvement. Management currently believes that the Company will benefit from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.

Additionally, the lighting industry continues to experience volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. Management currently expects material input costs to be relatively flat, except for certain LED components which should continue to decline. Further, while management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains optimistic about the opportunities for solid profitable growth in fiscal 2013 and expects the Company to be able to outperform the markets it serves while delivering performance more consistent with the management's long-term financial objectives.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2013, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Declaration of Dividend

On March 29, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2013, to stockholders of record on April 17, 2013.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 44).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 3, 2013	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 3, 2013	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, filed on April 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.