Form 10-Q
period 2013-05-31
ACUITY BRANDS INC
filed 2013-07-02
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013.
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
Common stock — $0.01 par value — 42,829,515 shares as of June 28, 2013.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	May 31, 2013	August 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$301.9	$284.5
Accounts receivable, less reserve for doubtful accounts of $1.6 at May 31, 2013 and $1.4 at August 31, 2012	299.5	263.8
Inventories	201.2	194.1
Deferred income taxes	13.2	13.0
Prepayments and other current assets	21.6	23.6
Total Current Assets	837.4	779.0
Property, Plant, and Equipment, at cost:
Land	7.3	7.3
Buildings and leasehold improvements	110.0	115.5
Machinery and equipment	352.2	345.7
Total Property, Plant, and Equipment	469.5	468.5
Less — Accumulated depreciation and amortization	322.4	329.3
Property, Plant, and Equipment, net	147.1	139.2
Other Assets:
Goodwill	573.4	554.9
Intangible assets, net	242.0	230.8
Deferred income taxes	3.7	4.1
Other long-term assets	26.2	28.9
Total Other Assets	845.3	818.7
Total Assets	$1,829.8	$1,736.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$239.7	$232.7
Accrued compensation	25.1	44.9
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	92.1	86.0
Total Current Liabilities	358.1	364.8
Long-Term Debt	353.5	353.5
Accrued Pension Liabilities, less current portion	90.3	90.1
Deferred Income Taxes	36.8	33.4
Self-Insurance Reserves, less current portion	7.3	6.6
Other Long-Term Liabilities	61.2	54.5
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,053,076 issued and 42,333,821 outstanding at May 31, 2013; 51,508,358 issued and 41,789,103 outstanding at August 31, 2012	0.5	0.5
Paid-in capital	725.7	703.1
Retained earnings	701.0	635.3
Accumulated other comprehensive loss items	(84.4)	(84.7)
Treasury stock, at cost, 9,719,255 shares at May 31, 2013 and August 31, 2012	(420.2)	(420.2)
Total Stockholders’ Equity	922.6	834.0
Total Liabilities and Stockholders’ Equity	$1,829.8	$1,736.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales	$541.5	$487.5	$1,509.3	$1,419.5
Cost of Products Sold	320.4	285.5	909.0	841.9
Gross Profit	221.1	202.0	600.3	577.6
Selling, Distribution, and Administrative Expenses	163.9	142.8	448.8	419.5
Special Charge	7.2	1.9	8.2	11.2
Operating Profit	50.0	57.3	143.3	146.9
Other Expense (Income):
Interest Expense, net	7.8	7.7	23.3	23.1
Miscellaneous (Income) Expense, net	(3.0)	(2.7)	(2.8)	(4.5)
Total Other Expense	4.8	5.0	20.5	18.6
Income before Provision for Income Taxes	45.2	52.3	122.8	128.3
Provision for Income Taxes	13.5	18.7	40.3	45.2
Net Income	$31.7	$33.6	$82.5	$83.1
Earnings Per Share:
Basic Earnings per Share	$0.74	$0.80	$1.93	$1.97
Basic Weighted Average Number of Shares Outstanding	42.2	41.6	42.0	41.4
Diluted Earnings per Share	$0.73	$0.79	$1.91	$1.95
Diluted Weighted Average Number of Shares Outstanding	42.6	42.0	42.4	41.9
Dividends Declared per Share	$0.13	$0.13	$0.39	$0.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Income	$31.7	$33.6	$82.5	$83.1

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	(9.7)	0.1	(14.9)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	(5.5)	—
Amortization of defined benefit pension items:
Prior service cost	0.2	—	0.5	0.1
Actuarial losses	1.6	1.0	4.7	3.0
Total Defined Benefit Pension Plans, net	1.8	1.0	(0.3)	3.1
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	1.2	(8.7)	(0.2)	(11.8)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.6)	(0.3)	0.5	(1.0)
Other Comprehensive Income/(Expense) items after Provision for Income Taxes	0.6	(9.0)	0.3	(12.8)
Comprehensive Income/(Expense)	$32.3	$24.6	$82.8	$70.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2013	May 31, 2012
Cash Provided by/(Used for) Operating Activities:
Net income	$82.5	$83.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30.2	29.7
Share-based compensation expense	12.8	11.9
Excess tax benefits from share-based payments	(6.6)	(4.3)
(Gain) Loss on the sale or disposal of property, plant, and equipment	(2.4)	0.2
Asset impairments	0.3	0.1
Deferred income taxes	2.0	(0.8)
Other non-cash items	—	0.1
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(35.6)	(9.8)
Inventories	(4.7)	(3.7)
Prepayments and other current assets	(0.1)	(2.1)
Accounts payable	5.3	0.2
Other current liabilities	(7.4)	6.0
Other	(8.5)	(7.8)
Net Cash Provided by Operating Activities	67.8	102.8
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(31.4)	(18.8)
Proceeds from sale of property, plant, and equipment	7.4	—
Acquisitions of business and intangible assets, net of cash acquired	(25.5)	(3.8)
Net Cash Used for Investing Activities	(49.5)	(22.6)
Cash Provided by/(Used for) Financing Activities:
Repurchases of common stock	—	(9.2)
Proceeds from stock option exercises and other	10.0	6.5
Excess tax benefits from share-based payments	6.6	4.3
Dividends paid	(16.8)	(16.5)
Net Cash Used for Financing Activities	(0.2)	(14.9)
Effect of Exchange Rate Changes on Cash	(0.7)	(7.2)
Net Change in Cash and Cash Equivalents	17.4	58.1
Cash and Cash Equivalents at Beginning of Period	284.5	170.2
Cash and Cash Equivalents at End of Period	$301.9	$228.3
Supplemental Cash Flow Information:
Income taxes paid during the period	$33.2	$38.2
Interest paid during the period	$20.6	$21.1

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
The Company has made several acquisitions to expand and enhance its portfolio of lighting solutions, including the following:
On March 13, 2013, the Company acquired for initial cash and potential additional cash payments that may be paid in future periods under earn-out provisions all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition.
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
The unaudited interim consolidated financial statements included herein have been prepared by the Company in accordance with U.S. GAAP and present the financial position, results of operations, and cash flows of the Company. These interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2013, the consolidated results of operations for the three and nine months ended May 31, 2013 and 2012, the consolidated statements of comprehensive income for the three and nine months ended May 31, 2013 and 2012, and the consolidated cash flows for the nine months ended May 31, 2013 and 2012. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2013.

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
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements at May 31, 2013.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2012-02 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.
In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company is currently reviewing the provisions of ASU 2013-01 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of ASU 2013-05 but does not expect it to have a material effect on the Company's results of operations, financial condition, and cash flows.

4.	Acquisitions
The Company has actively pursued opportunities for investment and growth through acquisitions. The Company has acquired businesses that participate in the North American lighting market, as discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction as compared with the Company’s financial condition, results of operations, or cash flows in any of the periods in which control was obtained.
eldoLED Acquisition
On March 13, 2013, the Company acquired for initial cash and potential additional cash payments that may be paid in future periods under earn-out provisions all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. Potential cash payments related to the earn-out provisions are payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of those provisions. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2013. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Adura Technologies Acquisition
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of May 31, 2013. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. During the second quarter of fiscal 2013, the Company ceased operations at a manufacturing facility. During the third quarter of fiscal 2013, the Company sold the property classified as held for sale in the first quarter of fiscal 2012 and recognized a gain of $2.0 which is included in Miscellaneous (Income) Expense, net in the Consolidated Statements of Income. The Company is actively marketing the remaining three properties for sale. As of May 31, 2013, the carrying value of the properties held for sale was $5.4, of which $2.6 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.
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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of May 31, 2013 and August 31, 2012:

	Fair Value Measurements as of:
	May 31, 2013				August 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$301.9	$—	$—	$301.9	$284.5	$—	$—	$284.5
Other	0.7	—	—	0.7	1.3	—	—	1.3
Liabilities:
Other	$0.7	$—	$10.4	$11.1	$1.3	$—	$—	$1.3

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
The Company used the following valuation methods and assumptions in estimating the fair value of the following assets and liabilities:
The fair value of Level 1 assets and liabilities is determined based on quoted market prices.
The fair value of Level 3 liabilities is estimated using a discounted cash flow technique with significant inputs that are not observable in the market, appropriately discounted considering the uncertainties associated with the obligation. Changes in these inputs, including probability assessments or the discount rate, could result in a higher or lower fair value measurement.
No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
Changes in the Company's Level 3 liabilities consist of additions totaling $10.4 for preliminary amounts associated with acquisition-related liabilities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2013 and August 31, 2012:

	May 31, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.5	$394.2	$349.5	$407.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis, and, therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2013 based on bonds of similar terms and maturity (Level 2).
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
Current year increases in the gross carrying amounts for acquired intangible assets, including goodwill, of $37.6 were due primarily to acquisitions less the impact of foreign currency changes during the period. The provisional amounts for certain current year acquired intangible assets, including goodwill, are deemed incomplete until disclosed otherwise as the Company continues to gather information related to the business combinations (refer to footnote 4 Acquisitions herein).
The Company recorded amortization expense of $2.8 and $2.7 related to intangible assets with finite lives during the three months ended May 31, 2013 and 2012, respectively. The Company recorded amortization expense of $8.0 and $8.5 related to intangible assets with finite lives during the nine months ended May 31, 2013 and 2012, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $10.9 in fiscal 2013, $11.6 in fiscal 2014, $11.4 in fiscal 2015, $10.8 in fiscal 2016, and $10.5 in fiscal 2017.
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	May 31, 2013	August 31, 2012
Raw materials, supplies, and work in process(1)	$118.1	$120.2
Finished goods	93.6	84.6
	211.7	204.8
Less: Reserves	(10.5)	(10.7)
Total Inventory	$201.2	$194.1
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials, supplies, and work in process to be meaningful information.

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and other distributions related to deferred stock agreements were incurred. Stock options of approximately 72,736 and 144,610 were excluded from the diluted earnings per share calculation for the three months ended May 31, 2013 and 2012, respectively, as the effect of inclusion would have been antidilutive. Stock options of approximately 88,327 and 221,976 for the nine months ended May 31, 2013 and 2012, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Basic Earnings per Share:
Net income	$31.7	$33.6	$82.5	$83.1
Less: Income attributable to participating securities	(0.5)	(0.6)	(1.3)	(1.6)
Net income available to common shareholders	$31.2	$33.0	$81.2	$81.5
Basic weighted average shares outstanding	42.2	41.6	42.0	41.4
Basic earnings per share	$0.74	$0.80	$1.93	$1.97
Diluted Earnings per Share:
Net income	$31.7	$33.6	$82.5	$83.1
Less: Income attributable to participating securities	(0.5)	(0.6)	(1.3)	(1.6)
Net income available to common shareholders	$31.2	$33.0	$81.2	$81.5
Basic weighted average shares outstanding	42.2	41.6	42.0	41.4
Common stock equivalents	0.4	0.4	0.4	0.5
Diluted weighted average shares outstanding	42.6	42.0	42.4	41.9
Diluted earnings per share	$0.73	$0.79	$1.91	$1.95

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Income/Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Beginning Balance, August 31, 2012	$(16.9)	$(67.8)	$(84.7)
Other Comprehensive Income/(Expense) before reclassifications	0.1	(3.3)	(3.2)
Amounts reclassified from accumulated other comprehensive income	—	3.5	3.5
Net current-period Other Comprehensive Income/(Expense)	0.1	0.2	0.3
Ending Balance, May 31, 2013	$(16.8)	$(67.6)	$(84.4)
The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income/(Expense).

	Three Months Ended				Nine Months Ended
	May 31, 2013				May 31, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(0.6)		$—	$(0.6)	$0.1		$—	$0.1
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—		—	—	(5.5)		2.2	(3.3)
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.5	(1)	(0.1)	0.4
Actuarial losses	1.6	(1)	(0.5)	1.1	4.7	(1)	(1.6)	3.1
Total Defined Benefit Plans, net	1.8		(0.6)	1.2	(0.3)		0.5	0.2
Other Comprehensive Income/(Expense)	$1.2		$(0.6)	$0.6	$(0.2)		$0.5	$0.3

(1)	These accumulated other comprehensive income components are included in net periodic pension cost. See footnote 14 Pension and Profit Sharing Plans for additional details.

11.	Debt
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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2013. At May 31, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of May 31, 2013, the Company had outstanding

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility.
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
Notes
At May 31, 2013, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Interest expense	$8.0	$7.8	$23.9	$23.5
Interest income	(0.2)	(0.1)	(0.6)	(0.4)
Interest expense, net	$7.8	$7.7	$23.3	$23.1
Cash paid for interest as reported on the Consolidated Statements of Cash Flows as supplemental cash flow information for the nine months ended May 31, 2013 and 2012 totaled $20.6 and $21.1, respectively. The prior-year period amount was revised for consistency with the first nine months of fiscal 2013.

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2013, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
Product warranty and recall reserves are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in product warranty and recall reserves during the nine months ended May 31, 2013 are summarized as follows:

Balance at August 31, 2012	$4.0
Adjustments to the warranty and recall reserve	4.2
Payments made during the period	(4.1)
Balance at May 31, 2013	$4.1

Litigation
On March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on available information, management estimates that the Company's loss was approximately $8.1 which is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Income.

The Company is seeking to recover its loss through multiple sources including, but not limited to, claims against the freight service company, claims against certain parties affiliated with the freight service company, and claims under insurance policies maintained by the Company.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code. Based on available information, management cannot estimate the amount or timing of potential recovery, if any.   Any future recovery will be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any future costs will not have a material adverse effect on the financial condition or results of operations of Acuity Brands.

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Long-Term Incentive Plan), and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.2 and $3.8 of share-based expense for the three months ended May 31, 2013 and 2012, respectively, and $12.8 and $11.9 of share-based expense for the nine months ended May 31, 2013 and 2012, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and were $0.8 and $0.2 for the three months ended May 31, 2013 and 2012, respectively, and were $6.6 and $4.3 for the nine months ended May 31, 2013 and 2012, respectively. Shares issued upon exercise of stock options were 28,510 and 403 for the three months ended May 31, 2013 and 2012, respectively. Shares issued upon exercise of stock options were 336,529 and 293,485 for the nine months ended May 31, 2013 and 2012, respectively.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2013 and 2012 included the following components before tax:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Service cost	$0.9	$0.7	$2.6	$2.1
Interest cost	2.0	2.1	6.0	6.4
Expected return on plan assets	(2.2)	(2.0)	(6.5)	(6.2)
Amortization of prior service cost	0.2	—	0.5	0.1
Recognized actuarial loss	1.6	1.0	4.7	3.0
Net periodic pension cost	$2.5	$1.8	$7.3	$5.4
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
Fiscal 2012 Actions
During fiscal 2012, the Company continued efforts to streamline the organization through the planned closure of its Cochran, Georgia production facility (“Cochran facility”) and reductions in workforce resulting from the downsizing of the Company’s operations in Spain, as well as the realignment of responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. The Company expects that these actions taken to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
In addition to a $2.7 pre-tax special charge recorded in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments, the Company recorded a net pre-tax special charge of approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which were not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee-related costs.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the first nine months of fiscal 2013, approximately $0.9 of net pre-tax special charges related to fiscal 2012 actions, consisting primarily of production transfer expenses, were recognized and were included in Special Charge in the Consolidated Statements of Income. In addition, related pre-tax expenses of $8.4 directly attributable to temporary manufacturing inefficiencies were recorded in the first nine months of fiscal 2013 and were included in Cost of Products Sold in the Consolidated Statements of Income. Management anticipates no further costs related to this streamlining effort will be incurred after the third quarter of fiscal 2013.
Fiscal 2013 Actions
During fiscal 2013, the Company continued efforts to streamline the organization through the planned closure of certain production facilities as well as the realignment of responsibilities primarily within various SD&A departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
During the third quarter of fiscal 2013, the Company recorded a pre-tax special charge of $7.4 consisting of severance and employee-related costs of $7.2 and lease termination costs of $0.2, which are included in Special Charge in the Consolidated Statements of Income.
The remaining severance reserves related to these programs are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the nine months ended May 31, 2013 are summarized as follows:

	Fiscal 2008 - 2010	Fiscal 2012	Fiscal 2013
	Actions	Actions	Actions
Balance as of August 31, 2012	$0.2	$5.6	$—
Special charges	(0.1)	(0.3)	7.2
Payments made during the period	(0.1)	(5.2)	(0.1)

Balance as of May 31, 2013	$—	$0.1	$7.1

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$275.0	$—	$—	$26.9	$—	$301.9
Accounts receivable, net	—	258.5	—	41.0	—	299.5
Inventories	—	189.7	—	11.5	—	201.2
Other current assets	7.6	20.9	—	6.3	—	34.8
Total Current Assets	282.6	469.1	—	85.7	—	837.4
Property, Plant, and Equipment, net	0.3	116.6	—	30.2	—	147.1
Goodwill	—	516.1	2.7	54.6	—	573.4
Intangible assets, net	—	101.8	119.9	20.3	—	242.0
Other long-term assets	2.5	19.7	—	7.7	—	29.9
Investments in subsidiaries	817.3	106.1	—	0.1	(923.5)	—
Total Assets	$1,102.7	$1,329.4	$122.6	$198.6	$(923.5)	$1,829.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.6	$226.6	$—	$12.5	$—	$239.7
Intercompany payable (receivable)	135.0	(65.9)	(112.6)	43.5	—	—
Other accrued liabilities	13.0	89.8	—	15.6	—	118.4
Total Current Liabilities	148.6	250.5	(112.6)	71.6	—	358.1
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(35.3)	68.5	—	3.6	—	36.8
Other Long-Term Liabilities	66.8	58.6	—	33.4	—	158.8
Total Stockholders’ Equity	922.6	598.3	235.2	90.0	(923.5)	922.6
Total Liabilities and Stockholders’ Equity	$1,102.7	$1,329.4	$122.6	$198.6	$(923.5)	$1,829.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$246.6	$—	$—	$37.9	$—	$284.5
Accounts receivable, net	—	228.2	—	35.6	—	263.8
Inventories	—	183.8	—	10.3	—	194.1
Other current assets	4.5	26.2	—	5.9	—	36.6
Total Current Assets	251.1	438.2	—	89.7	—	779.0
Property, Plant, and Equipment, net	—	109.6	—	29.6	—	139.2
Goodwill	—	516.1	2.7	36.1	—	554.9
Intangible assets, net	—	104.5	122.0	4.3	—	230.8
Other long-term assets	3.6	20.8	—	8.6	—	33.0
Investments in subsidiaries	705.1	87.3	—	—	(792.4)	—
Total Assets	$959.8	$1,276.5	$124.7	$168.3	$(792.4)	$1,736.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.8	$218.0	$—	$13.9	$—	$232.7
Intercompany payable (receivable)	83.4	(28.3)	(98.1)	43.0	—	—
Other accrued liabilities	12.6	103.2	—	16.3	—	132.1
Total Current Liabilities	96.8	292.9	(98.1)	73.2	—	364.8
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(32.0)	68.2	—	(2.8)	—	33.4
Other Long-Term Liabilities	61.0	64.7	—	25.5	—	151.2
Total Stockholders’ Equity	834.0	497.2	222.8	72.4	(792.4)	834.0
Total Liabilities and Stockholders’ Equity	$959.8	$1,276.5	$124.7	$168.3	$(792.4)	$1,736.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$481.7	$—	$59.8	$—	$541.5
Intercompany sales	—	—	8.1	22.5	(30.6)	—
Total Sales	—	481.7	8.1	82.3	(30.6)	541.5
Cost of Products Sold	—	280.1	—	62.8	(22.5)	320.4
Gross Profit	—	201.6	8.1	19.5	(8.1)	221.1
Selling, Distribution, and Administrative Expenses	6.7	147.1	0.7	17.5	(8.1)	163.9
Intercompany charges	(0.9)	0.6	—	0.3	—	—
Special Charge	—	5.5	—	1.7	—	7.2
Operating Profit	(5.8)	48.4	7.4	—	—	50.0
Interest expense (income), net	2.4	5.5	—	(0.1)	—	7.8
Equity earnings in subsidiaries	(37.1)	0.5	—	—	36.6	—
Miscellaneous (income) expense, net	—	(3.7)	—	0.7	—	(3.0)
Income from Continuing Operations before Provision for Income Taxes	28.9	46.1	7.4	(0.6)	(36.6)	45.2
Provision for Income Taxes	(2.8)	13.2	3.0	0.1	—	13.5
Net Income	$31.7	$32.9	$4.4	$(0.7)	$(36.6)	$31.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,333.5	$—	$175.8	$—	$1,509.3
Intercompany sales	—	—	22.9	65.5	(88.4)	—
Total Sales	—	1,333.5	22.9	241.3	(88.4)	1,509.3
Cost of Products Sold	—	791.6	—	182.9	(65.5)	909.0
Gross Profit	—	541.9	22.9	58.4	(22.9)	600.3
Selling, Distribution, and Administrative Expenses	20.9	399.3	2.2	49.3	(22.9)	448.8
Intercompany charges	(2.6)	1.7	—	0.9	—	—
Special Charge	—	6.2	—	2.0	—	8.2
Operating Profit	(18.3)	134.7	20.7	6.2	—	143.3
Interest expense (income), net	7.0	16.6	—	(0.3)	—	23.3
Equity earnings in subsidiaries	(98.4)	(5.0)	—	0.1	103.3	—
Miscellaneous (income) expense, net	—	(3.3)	—	0.5	—	(2.8)
Income from Continuing Operations before Provision for Income Taxes	73.1	126.4	20.7	5.9	(103.3)	122.8
Provision for Income Taxes	(9.4)	39.4	8.3	2.0	—	40.3
Net Income	$82.5	$87.0	$12.4	$3.9	$(103.3)	$82.5

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$31.7	$32.9	$4.4	$(0.7)	$(36.6)	$31.7

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	(0.6)	—	—	0.6	(0.6)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:						—
Prior service cost	0.2	—	—	—	—	0.2
Actuarial losses	1.6	1.1	—	0.4	(1.5)	1.6
Total Defined Benefit Pension Plans, net	1.8	1.1	—	0.4	(1.5)	1.8
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	1.2	0.5	—	0.4	(0.9)	1.2
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.6)	(0.4)		(0.1)	0.5	(0.6)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	0.6	0.1	—	0.3	(0.4)	0.6
Comprehensive Income	$32.3	$33.0	$4.4	$(0.4)	$(37.0)	$32.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended May 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$33.6	$34.5	$4.3	$3.1	$(41.9)	$33.6

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(9.7)	(9.7)	—	—	9.7	(9.7)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:						—
Prior service cost	—	—	—	—	—	—
Actuarial losses	1.0	0.8	—	0.2	(1.0)	1.0
Total Defined Benefit Pension Plans, net	1.0	0.8	—	0.2	(1.0)	1.0
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(8.7)	(8.9)	—	0.2	8.7	(8.7)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(0.3)	(0.3)	—	—	0.3	(0.3)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(9.0)	(9.2)	—	0.2	9.0	(9.0)
Comprehensive Income	$24.6	$25.3	$4.3	$3.3	$(32.9)	$24.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Income	$82.5	$87.0	$12.4	$3.9	$(103.3)	$82.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	0.1	0.1	—	—	(0.1)	0.1
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	—	—	—	—	(5.5)
Amortization of defined benefit pension items:
Prior service cost	0.5	—	—	—	—	0.5
Actuarial losses	4.7	3.3	—	1.3	(4.6)	4.7
Total Defined Benefit Pension Plans, net	(0.3)	3.3	—	1.3	(4.6)	(0.3)
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(0.2)	3.4	—	1.3	(4.7)	(0.2)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	0.5	(1.2)	—	(0.3)	1.5	0.5
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	0.3	2.2	—	1.0	(3.2)	0.3
Comprehensive Income	$82.8	$89.2	$12.4	$4.9	$(106.5)	$82.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantors	Eliminations	Consolidated
Net Income	$83.1	$86.6	$12.7	$2.1	$(101.4)	$83.1

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(14.9)	(14.9)	—	—	14.9	(14.9)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	—	—	—
Amortization of defined benefit pension items:
Prior service cost	0.1	—	—	—	—	0.1
Actuarial losses	3.0	2.4	—	0.6	(3.0)	3.0
Total Defined Benefit Pension Plans, net	3.1	2.4	—	0.6	(3.0)	3.1
Other Comprehensive Income/(Expense) Items before Provision for Income Taxes	(11.8)	(12.5)	—	0.6	11.9	(11.8)
Income Tax (Expense)/Benefit related to Other Comprehensive Income/(Expense) Items	(1.0)	(0.8)	—	(0.2)	1.0	(1.0)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(12.8)	(13.3)	—	0.4	12.9	(12.8)
Comprehensive Income	$70.3	$73.3	$12.7	$2.5	$(88.5)	$70.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$29.0	$38.3	$—	$0.5	$—	$67.8
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.4)	(28.7)	—	(2.3)	—	(31.4)
Proceeds from sale of property, plant, and equipment	—	7.4	—	—	—	7.4
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of business and intangible assets	—	(3.8)	—	(21.7)	—	(25.5)
Net Cash Used for Investing Activities	(0.4)	(38.2)	—	(24.0)	13.1	(49.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	10.0	—	—	—	—	10.0
Repurchases of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payments	6.6	—	—	—	—	6.6
Intercompany dividends	—	—	—	—	—	—
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(16.8)	—	—	—	—	(16.8)
Net Cash (Used for) Provided by Financing Activities	(0.2)	—	—	13.1	(13.1)	(0.2)
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	(0.6)	—	(0.7)
Net Change in Cash and Cash Equivalents	28.4	—	—	(11.0)	—	17.4
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$275.0	$—	$—	$26.9	$—	$301.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$93.8	$19.9	$—	$(8.9)	$(2.0)	$102.8
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(16.6)	—	(2.2)	—	(18.8)
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash Used for Investing Activities	(3.8)	(20.4)	—	(2.2)	3.8	(22.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	4.3	—	—	—	—	4.3
Intercompany dividends	—	—	—	(2.0)	2.0	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(16.5)	—	—	—	—	(16.5)
Net Cash (Used for) Provided by Financing Activities	(14.9)	3.8	—	(2.0)	(1.8)	(14.9)
Effect of Exchange Rate Changes on Cash	—	(3.4)	—	(3.8)	—	(7.2)
Net Change in Cash and Cash Equivalents	75.1	(0.1)	—	(16.9)	—	58.1
Cash and Cash Equivalents at Beginning of Period	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Period	$202.3	$—	$—	$26.0	$—	$228.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of May 31, 2013 and for the three and nine months ended May 31, 2013 and 2012. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls including wireless components, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). As of May 31, 2013, the Company operates 18 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $40.0 during fiscal 2013 of which $31.4 had been invested as of May 31, 2013, primarily for facility improvements, equipment, tooling, and new and enhanced information technology capabilities. Expected capital spending for fiscal 2013 includes approximately $5.0 related to facility improvements to accommodate the closure of the Cochran facility and an additional $5.0 related to the refurbishment of a furnace at the glass manufacturing facility of the Company which is required approximately every five years. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including but not limited to borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at May 31, 2013 was $301.9, an increase of $17.4 from August 31, 2012. Cash flow generated from operations, cash generated from stock issued under employee and director compensation plans, and proceeds from the sale of assets during the period were used during the first nine months of fiscal 2013 primarily to make capital expenditures of $31.4, fund acquisitions of $25.5, and pay dividends to stockholders of $16.8.
During the nine months ended May 31, 2013, the Company generated $67.8 from operating activities compared with $102.8 generated by operating activities in the prior-year period, a decrease of $35.0. The decrease in cash flow from operating activities was due primarily to higher working capital as a result of an increase in accounts receivable and a decrease in accrued compensation. Accounts receivable increased as a result of higher net sales during the three months ended May 31, 2013 compared to the respective prior-year period.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $31.4 and $18.8 in the first nine months of fiscal 2013 and 2012, respectively, primarily related to investments in new tooling, machinery, and information technology. In addition, capital expenditures in the first nine months of fiscal 2013 included facility improvements and equipment to accommodate the closure of the Cochran facility and the expansion of manufacturing capabilities in certain other locations. As noted above, the Company expects to invest approximately $40.0 for facility improvements, equipment, tooling, and enhanced information technology capabilities during fiscal 2013. Expected capital spending for fiscal 2013 includes approximately $5.0 related to facility improvements to accommodate the closure of the Cochran facility and an additional $5.0 related to the refurbishment of a furnace at the glass manufacturing facility of the Company which is required approximately every five years.
On March 13, 2013, the Company acquired for initial cash and potential additional cash payments that may be paid in future periods under earn-out provisions all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. Potential cash payments related to the earn-out provisions are payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of the earn-out provisions. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows.
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
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of May 31, 2013, total debt outstanding of $353.5 remained substantially unchanged from August 31, 2012 and consisted primarily of fixed-rate obligations.
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
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2013. At May 31, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. As of May 31, 2013, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $5.7 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first nine months of fiscal 2013, the Company’s consolidated stockholders’ equity increased $88.6 to $922.6 at May 31, 2013 from $834.0 at August 31, 2012. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses, partially offset by dividend payments and the impact of certain changes made in October, 2012 to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 27.7% and 29.8% at May 31, 2013 and August 31, 2012, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 5.3% at May 31, 2013 and 7.6% at August 31, 2012.

Dividends
Acuity Brands paid dividends on its common stock of $16.8 ($0.39 per share) during the nine months ended May 31, 2013, compared with $16.5 ($0.39 per share) during the nine months ended May 31, 2012. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share for the remainder of fiscal 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors of Acuity Brands and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Third Quarter of Fiscal 2013 Compared with Third Quarter of Fiscal 2012
The following table sets forth information comparing the components of net income for the three months ended May 31, 2013 and 2012:

	Three Months Ended
	May 31, 2013	May 31, 2012	Increase (Decrease)		Percent Change
Net Sales	$541.5	$487.5	$54.0		11.1%
Cost of Products Sold	320.4	285.5	34.9		12.2%
Gross Profit	221.1	202.0	19.1		9.5%
Percent of net sales	40.8%	41.4%	(60)	bps
Selling, Distribution, and Administrative Expenses	163.9	142.8	21.1		14.8%
Special Charge	7.2	1.9	5.3		NM
Operating Profit	50.0	57.3	(7.3)		(12.7)%
Percent of net sales	9.2%	11.8%	(260)	bps
Other Expense (Income)
Interest Expense, net	7.8	7.7	0.1		1.3%
Miscellaneous (Income) Expense, net	(3.0)	(2.7)	(0.3)		(11.1)%
Total Other Expense	4.8	5.0	(0.2)		(4.0)%
Income before Provision for Income Taxes	45.2	52.3	(7.1)		(13.6)%
Percent of net sales	8.3%	10.7%	(240)	bps
Provision for Taxes	13.5	18.7	(5.2)		(27.8)%
Effective tax rate	29.9%	35.8%
Net Income	$31.7	$33.6	$(1.9)		(5.7)%
Diluted Earnings per Share	$0.73	$0.79	$(0.06)		(7.6)%
NM - not meaningful
Net sales were $541.5 for the three months ended May 31, 2013, compared with $487.5 reported for the three months ended May 31, 2012, an increase of $54.0, or 11.1%. For the three months ended May 31, 2013, the Company reported net income of $31.7, a decrease of $1.9, or 5.7%, compared with $33.6 for the three months ended May 31, 2012. For the third quarter of fiscal 2013, diluted earnings per share decreased to $0.73 compared with $0.79 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude special charges associated primarily with continued efforts to streamline the organization through the planned closing of certain manufacturing facilities, other costs associated with temporary manufacturing inefficiencies, a reduction in workforce, and a fraud at a freight service company. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	May 31, 2013	May 31, 2012	Increase (Decrease)	Percent Change
Gross Profit	$221.1	$202.0
Add-back: Manufacturing inefficiencies	0.8	—
Adjusted Gross Profit	$221.9	$202.0	$19.9	9.9%
Percent of net sales	41.0%	41.4%	(40)	bps
Selling, Distribution, and Administrative Expenses	$163.9	$142.8
Less: Freight service provider fraud-related expense	8.1	—
Adjusted Selling, Distribution, and Administrative Expenses	$155.8	$142.8	$13.0	9.1%
Percent of net sales	28.8%	29.3%	(50)	bps
Operating Profit	$50.0	$57.3
Add-back: Manufacturing inefficiencies	0.8	—
Add-back: Freight service provider fraud-related expense	8.1	—
Add-back: Special Charge	7.2	1.9
Adjusted Operating Profit	$66.1	$59.2	$6.9	11.7%
Percent of net sales	12.2%	12.1%	10	bps
Net Income	$31.7	$33.6
Add-back: Manufacturing inefficiencies, net of tax	0.5	—
Add-back: Freight service provider fraud-related expense, net of tax	5.0	—
Add-back: Special Charge, net of tax	4.7	1.2
Adjusted Net Income	$41.9	$34.8	$7.1	20.4%
Diluted Earnings per Share	$0.73	$0.79
Add-back: Manufacturing inefficiencies, net of tax	0.01	—
Add-back: Freight service provider fraud-related expense, net of tax	0.12	—
Add-back: Special Charge, net of tax	0.11	0.03
Adjusted Diluted Earnings per Share	$0.97	$0.82	$0.15	18.3%
Net Sales
Net sales for the three months ended May 31, 2013 increased 11.1% compared with the prior-year period due primarily to an increase in sales volume of approximately 14% which was partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”) of approximately 3%. The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels in North America which was reflective of the improvement in the non-residential renovation and retrofit market as well as the new residential construction market. The Company estimates the unfavorable price/mix in the current quarter compared with the year-ago period was due primarily to greater sales of lower-margin products sold in the third quarter of fiscal 2013 as a result of an increase in the number of large renovation projects, particularly for national retailers, as well as a greater amount of less featured, value-oriented products sold through certain sales channels. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Because of the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume as well as accurately differentiate the individual components of price/mix. Net sales of LED luminaires continued to grow at a healthy pace and now approach approximately 20% of total net sales during the third quarter of fiscal 2013 compared with 10% of total net sales in the prior-year period.
Gross Profit
Gross profit for the third quarter of fiscal 2013 increased $19.1, or 9.5%, to $221.1 compared with $202.0 in the prior-year period. Gross profit margin decreased to 40.8% for the three months ended May 31, 2013 compared with 41.4% in the prior-year period. The decrease in gross profit margin was due largely to unfavorable price/mix and $0.8 of temporary manufacturing inefficiencies incurred during the three months ended May 31, 2013 directly attributable to the closure of the Company's Cochran, Georgia production facility ("Cochran facility") which was principally completed by the end of the second quarter of fiscal 2013. Management anticipates no further costs related to this streamlining effort will be incurred after the third quarter of fiscal 2013 and the Company is now at the total annualized savings rate of approximately $8 million from this streamlining action. These items were partially offset by the favorable impact of increased net sales volume, lower material and component costs, and benefits associated with the closure of the Cochran facility (excluding the temporary manufacturing inefficiencies noted above).
Adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $221.9 increased $19.9, or 9.9% compared with the prior-year period. The increase was due primarily to higher net sales, benefits associated with the closure of the Cochran facility, and lower materials and component costs compared to the year-ago period, partially offset by the impact of unfavorable price/mix. Adjusted gross profit margin decreased 40 basis points to 41.0% for the three months ended May 31, 2013 compared with 41.4% in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended May 31, 2013 were $163.9 compared with $142.8 in the prior-year period, an increase of $21.1, or 14.8%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, as well as greater spending on activities to enhance sales, service, and customer support capabilities. In addition, during the third quarter of fiscal 2013, management was notified by a freight payment and audit service provider (“freight service provider”) that all freight payment services would immediately cease as a result of internal fraud issues at the freight service provider. Management was informed that the Company may have incurred a loss to the extent that funds remitted to the freight service provider were not subsequently remitted to the Company's freight carriers. The estimated loss recorded during the three months ended May 31, 2013 of $8.1, including recovery costs, is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Income. Further details regarding the fraud at a freight service provider are included in Note 12 Commitment and Contingencies of the Notes to Consolidated Financial Statements. Fiscal 2013 third quarter SD&A expenses were 30.3% of net sales, or 100 basis points higher compared with the 29.3% for the prior-year period. Adjusted SD&A expenses (excluding the freight service provider fraud-related expenses) were $155.8 or 28.8% of net sales.
During the third quarter of fiscal 2013, the Company recorded a net pre-tax special charge of $7.2 related primarily to streamlining efforts initiated during the third quarter of fiscal 2013 associated with a reduction in various selling, distribution, and administrative positions and the planned closure of certain small production facilities. Further details regarding the Company's special charges are included in Note 15 Special Charges of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2013 was $50.0 compared with $57.3 for the prior-year period, a decrease of $7.3, or 12.7%. Operating profit margin decreased 260 basis points to 9.2% for the third quarter of fiscal 2013 compared with 11.8% for the third quarter of fiscal 2012 due primarily to unfavorable price/mix, temporary manufacturing inefficiencies directly attributable to the Cochran facility closure, higher special charges, incremental costs associated with the fraud at a freight service provider noted above, unfavorable operating performance of the Company's European operations, and higher costs to support greater sales volume, including freight and commissions. These items were partially offset primarily by the favorable impact of higher net sales, lower material and component costs, and the benefits of prior streamlining actions and manufacturing facility consolidations.
Adjusted operating profit (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased by $6.9, or 11.7%, to $66.1 compared with $59.2 (excluding the impact of special charges) for the third quarter of fiscal 2012. The period-over-period increase was due primarily to the favorable impact of higher net sales, benefits associated with prior streamlining actions and manufacturing facility consolidations (excluding the temporary manufacturing inefficiencies related to the Cochran facility noted above), and lower material and component costs, partially offset by unfavorable price/mix, higher costs to support greater sales volumes, and unfavorable operating performance of the Company's European operations. Adjusted operating profit margin (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased 10 basis points to 12.2% compared with adjusted operating profit margin (excluding the impact of special charges) of 12.1% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous (income) expense, which is comprised primarily of gains and losses associated with foreign exchange-related transactions and the sale of property, plant and equipment. Interest expense, net, increased slightly to $7.8 for the three months ended May 31, 2013 compared with $7.7 for the three months ended May 31, 2012. Higher interest expense, due primarily to increased interest expense related to obligations associated with non-qualified retirement plans, was partially offset by higher interest income. The Company reported net miscellaneous income of $3.0 and $2.7 in the third quarter of fiscal 2013 and 2012, respectively. Fiscal 2013 third quarter net miscellaneous income was largely due to gains associated with the sale of an empty facility and idle equipment. Fiscal 2012 third quarter net miscellaneous income was due primarily to the favorable impact of exchange rate changes on certain foreign currency items, primarily Mexican Peso-denominated exposures, which did not repeat to the same extent in the quarter ended May 31, 2013.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 29.9% and 35.8% for the three months ended May 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due primarily to the favorable impact of a reduction in certain income tax reserves. The Company estimates that the effective tax rate for fiscal 2013 will be approximately 35% if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2013 decreased $1.9 to $31.7 from $33.6 reported for the prior-year period. The decrease in net income resulted primarily from lower operating profit partially offset by a lower provision for income taxes due to a lower effective income tax rate. Diluted earnings per share for the three months ended May 31, 2013 decreased $0.06, or 7.6%, to $0.73 compared with diluted earnings per share of $0.79 for the prior-year period.
Adjusted net income (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the third quarter of fiscal 2013 was $41.9 compared with $34.8 of adjusted net income (excluding the impact of special charges) in the prior-year period, which represented an increase of $7.1, or 20.4%. Adjusted diluted earnings per share (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the three months ended May 31, 2013 increased $0.15, or 18.3%, to $0.97 compared with adjusted diluted earnings per share (excluding the impact of special charges) of $0.82 for the prior-year period.
First Nine Months of Fiscal 2013 Compared with First Nine Months of Fiscal 2012
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2013 and 2012:

	Nine Months Ended
	May 31, 2013	May 31, 2012	Increase (Decrease)		Percent Change
Net Sales	$1,509.3	$1,419.5	$89.8		6.3%
Cost of Products Sold	909.0	841.9	67.1		8.0%
Gross Profit	600.3	577.6	22.7		3.9%
Percent of net sales	39.8%	40.7%	(90)	bps
Selling, Distribution, and Administrative Expenses	448.8	419.5	29.3		7.0%
Special Charge	8.2	11.2	(3.0)		(26.8)%
Operating Profit	143.3	146.9	(3.6)		(2.5)%
Percent of net sales	9.5%	10.3%	(80)	bps
Other Expense (Income)
Interest Expense, net	23.3	23.1	0.2		0.9%
Miscellaneous (Income) Expense, net	(2.8)	(4.5)	1.7		37.8%
Total Other Expense	20.5	18.6	1.9		10.2%
Income before Provision for Income Taxes	122.8	128.3	(5.5)		(4.3)%
Percent of net sales	8.1%	9.0%	(90)	bps
Provision for Taxes	40.3	45.2	(4.9)		(10.8)%
Effective tax rate	32.8%	35.2%
Net Income	$82.5	$83.1	$(0.6)		(0.7)%
Diluted Earnings per Share	$1.91	$1.95	$(0.04)		(2.1)%

NM - not meaningful
Net sales were $1,509.3 for the nine months ended May 31, 2013, compared with $1,419.5 reported for the nine months ended May 31, 2012, an increase of $89.8, or approximately 6.3%. For the nine months ended May 31, 2013, the Company reported net income of $82.5 compared with $83.1 for the nine months ended May 31, 2012. For the nine months ended May 31, 2013, diluted earnings per share decreased 2.1% to $1.91 from $1.95 for the prior-year period.
The table below reconciles certain U.S. GAAP financial measures referred to in the discussion of the Company's results of operations to the corresponding non-U.S. GAAP measures, which exclude special charges associated primarily with continued efforts to streamline the organization through the planned closing of certain manufacturing facilities, other costs associated with temporary manufacturing inefficiencies, a reduction in workforce, and a fraud at a freight service company.

	Nine Months Ended
	May 31, 2013	May 31, 2012	Increase (Decrease)	Percent Change
Gross Profit	$600.3	$577.6
Add-back: Manufacturing inefficiencies	8.4	—
Adjusted Gross Profit	$608.7	$577.6	$31.1	5.4%
Percent of net sales	40.3%	40.7%	(40)	bps
Selling, Distribution, and Administrative Expenses	$448.8	$419.5
Less: Freight service provider fraud-related expense	8.1	—
Adjusted Selling, Distribution, and Administrative Expenses	$440.7	$419.5	21.2	5.1%
Percent of net sales	29.2%	29.6%	(40)	bps
Operating Profit	$143.3	$146.9
Add-back: Manufacturing inefficiencies	8.4	—
Add-back: Freight service provider fraud-related expense	8.1	—
Add-back: Special Charge	8.2	11.2
Adjusted Operating Profit	$168.0	$158.1	$9.9	6.3%
Percent of net sales	11.1%	11.1%	—	bps
Net Income	$82.5	$83.1
Add-back: Manufacturing inefficiencies, net of tax	5.2	—
Add-back: Freight service provider fraud-related expense, net of tax	5.0	—
Add-back: Special Charge, net of tax	5.3	7.5
Adjusted Net Income	$98.0	$90.6	$7.4	8.2%
Diluted Earnings per Share	$1.91	$1.95
Add-back: Manufacturing inefficiencies, net of tax	0.12	—
Add-back: Freight service provider fraud-related expense, net of tax	0.12	—
Add-back: Special Charge, net of tax	0.12	0.18
Adjusted Diluted Earnings per Share	$2.27	$2.13	$0.14	6.6%
Net Sales
Net sales for the nine months ended May 31, 2013 increased 6.3% compared with the prior-year period due primarily to an increase in sales volume of approximately 8% which was partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”) of approximately 2%. The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels in North America reflecting improvements in demand in the second and third quarters. The unfavorable price/mix was due primarily to greater sales of lower-margin products sold primarily in the second and third quarters of fiscal 2013 as a result of an increase in the number of large renovation projects, particularly for national retailers, as well as a greater amount of less featured, value-oriented products sold through certain sales channels. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Net sales of LED luminaries continued to grow at a healthy pace and comprised approximately 16% of total net sales during the first nine months of fiscal 2013 compared with 7% of total net sales in the prior-year period.

Gross Profit
Gross profit for the first nine months of fiscal 2013 increased $22.7, or 3.9%, to $600.3 compared with $577.6 for the prior-year period. The increase was due primarily to the increase in net sales, benefits from the Cochran facility closure (excluding the impact of temporary manufacturing inefficiencies), and lower materials and component costs. These improvements were partially offset by unfavorable price/mix and $8.4 of temporary manufacturing inefficiencies associated with the closure of the Company's Cochran facility as well as increased costs associated with new product introductions particularly in the first three months of fiscal 2013 compared with the year-ago period. As a result of these factors, gross profit margin decreased by 90 basis points to 39.8% for the nine months ended May 31, 2013 compared with the prior-year period.
Adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $608.7 increased $31.1, or 5.4% compared with the prior-year period. The increase was due primarily to higher net sales volume, benefits associated with the Cochran facility closure (excluding the impact of temporary manufacturing inefficiencies), and lower material and component costs. These items were partially offset by unfavorable price/mix as well as increased costs associated with new product introductions particularly in the first three months of fiscal 2013 compared with the year-ago period. Adjusted gross profit margin decreased to 40.3% for the nine months ended May 31, 2013 compared with 40.7% in the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2013, were $448.8 compared with $419.5 in the prior-year period, which represented an increase of $29.3, or 7.0%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, incremental costs associated with the fraud at a freight service provider noted above, and greater spending on activities to enhance sales, service, and customer support capabilities. SD&A expenses were 29.7% of net sales for the nine months ended May 31, 2013, 10 basis points higher than the prior-year period. Adjusted SD&A expenses (excluding freight service provider fraud-related expenses) were $440.7 or 29.2% of net sales.
During the first nine months of fiscal 2013, the Company recorded a net pre-tax special charge of $8.2 related primarily to streamlining activities initiated during the third quarter of fiscal 2013 associated with a reduction in various selling, distribution, and administrative positions and the planned closure of certain small production facilities, and production transfer costs associated with the closure of the Cochran facility initiated in the second quarter of fiscal 2012. Further details regarding the Company's special charges are included in Note 15 Special Charges of the Notes to Consolidated Financial Statements.
Operating profit for the nine months ended May 31, 2013 was $143.3 compared with $146.9 for the prior-year period, a decrease of $3.6, or 2.5%. The period-over-period decrease was due primarily to unfavorable price/mix, temporary manufacturing inefficiencies directly attributable to the Cochran facility closure, incremental costs associated with the fraud at a freight service provider noted above, and higher costs to support greater sales volume, including freight and commissions. These items were partially offset primarily by the favorable impact of higher net sales, lower material and component costs, lower special charges, and the benefits of prior streamlining actions and manufacturing facility consolidations. Operating profit margin decreased 80 basis points to 9.5% for the first nine months of fiscal 2013 compared with 10.3% in the year-ago period.
Adjusted operating profit (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the first nine months of fiscal 2013 increased by $9.9, or 6.3%, to $168.0 compared to adjusted operating profit of $158.1 (excluding the impact of special charges) for the first nine months of fiscal 2012. Adjusted operating profit margin (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 11.1% was consistent with adjusted operating profit margin (excluding the impact of the special charge) in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous (income) expense, which is comprised primarily of gains and losses associated with foreign exchange-related transactions and the sale of property, plant and equipment. Interest expense, net, was $23.3 and $23.1 for the nine months ended May 31, 2013 and 2012, respectively. The increase in net interest expense was due primarily to increased interest related to obligations associated with non-qualified retirement plans. The Company reported $2.8 of net miscellaneous income in the first nine months of fiscal 2013 compared with $4.5 of net miscellaneous income in the first nine months of fiscal 2012. Net miscellaneous income in the first nine months of fiscal 2013 was due primarily to asset sale gains related to the sale of idle facilities and equipment. Net miscellaneous income in the first nine months of fiscal 2012 was due primarily to the impact of favorable exchange rates on certain foreign currency items, primarily Mexican Peso-denominated exposures.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 32.8% and 35.2% for the nine months ended May 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due primarily to the favorable impact of a reduction in certain income tax reserves in the third quarter of fiscal 2013 and the retroactive application of the research and development tax credit included in the “American Taxpayer Relief Act of 2012" which became law in the second quarter of fiscal 2013.
Net income for the first nine months of fiscal 2013 decreased $0.6 to $82.5 from $83.1 reported for the prior-year period. The decrease in net income resulted primarily from lower operating profit and lower net miscellaneous income partially offset by a lower provision for income taxes due to a lower effective income tax rate. Diluted earnings per share for the nine months ended May 31, 2013 were $1.91 compared with diluted earnings per share of $1.95 for the prior-year period.
Adjusted net income (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the first nine months of fiscal 2013 was $98.0 compared with $90.6 of adjusted net income (excluding the impact of special charges) in the year-ago period. Adjusted diluted earnings per share (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) were $2.27 during the nine months ended May 31, 2013 compared with adjusted diluted earnings per share (excluding the impact of special charges) of $2.13 for the prior-year period.

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

During the third quarter of fiscal 2013, the Company continued efforts to streamline the organization through the realignment of responsibilities primarily within various SD&A departments as well as the planned closure of certain small production facilities. The Company recorded a pre-tax special charge of $7.2 in the third quarter of fiscal 2013 associated with these streamlining activities. The special charge consisted primarily of severance and employee-related costs. Management expects to incur production transfer expenses and additional costs associated with these streamlining actions totaling approximately $2 during the next two fiscal quarters. Management estimates that the total annualized pre-tax savings associated with the streamlining activities initiated in 2013 to be approximately $15, of which approximately $2 is forecast to be realized in the fourth quarter of fiscal 2013. Management expects to be at the total annualized savings run rate from the streamlining activities by the end of calendar year 2013 following the completion of the transfer of production and closure of the facilities.
While the U.S. residential construction market continued to grow at a robust rate of nearly 20 percent during the first nine months of the Company's fiscal 2013, the U.S. non-residential construction market, a key market for the Company, remained relatively flat compared with the year-ago period. According to various third-party forecasts, growth in the U.S. non-residential construction market is expected to occur in the latter half of calendar year 2013 and accelerate into 2014. Various leading indicators seem to corroborate these growth projections for the U.S. non-residential construction market.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-single digit range for the remainder of calendar 2013. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for the remainder of calendar 2013 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. The favorable trend in the Company's June order rates reflects this improvement. Management currently believes that the Company will benefit from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.
Additionally, the lighting industry continues to experience volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. Management currently expects material input costs to be relatively flat, except for certain LED components which should continue to decline. Further, while management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains cautiously optimistic about the opportunities for solid profitable growth for the remainder of calendar 2013 and into 2014 and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company’s ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2013 annual tax rate; (g) the Company’s expectations regarding the timing, costs, and savings of streamlining events, and the Company’s ability to effectively execute the announced changes, including, but not limited to, transition of manufacturing capacity, labor negotiations, and disposition of property; (h) the Company's estimate of losses related to the fraud at a freight service provider; (i) the Company’s future amortization expense; (j) the Company’s ability to achieve its long-term financial goals and measures; and (k) the Company's expectations regarding future economic growth. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
On March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on available information, management estimates that the Company's loss was approximately $8.1 which is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Income.

The Company is seeking to recover its loss through multiple sources including, but not limited to, claims against the freight service company, claims against certain parties affiliated with the freight service company, and claims under insurance policies maintained by the Company.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code. Based on available information, management cannot estimate the amount or timing of potential recovery, if any.   Any future recovery will be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any future costs will not have a material adverse effect on the financial condition or results of operations of Acuity Brands.
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2013, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Declaration of Dividend

On June 28, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on August 1, 2013 to stockholders of record on July 18, 2013.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits (page 43).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	July 2, 2013	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	July 2, 2013	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, filed on July 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.