Form 10-K
period 2013-08-31
ACUITY BRANDS INC
filed 2013-10-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-16583.
__________________________________________________________
ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1170 Peachtree Street, N.E., Suite 2300, Atlanta, Georgia (Address of principal executive offices)	30309-7676 (Zip Code)
(404) 853-1400
(Registrant’s telephone number, including area code)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $68.13 as quoted on the New York Stock Exchange on February 28, 2013, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,917,282,861.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,932,068 shares as of October 25, 2013.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2013 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2013 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)
Overview
Acuity Brands, Inc. (“Acuity Brands”), the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as “the Company”), was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls, lighting components, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). As a goal-oriented, customer-centric company, we expect to continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for our customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
The Company manufactures or procures lighting devices primarily in North America, Europe, and Asia. These devices can be sold separately or as part of an integrated lighting system. Devices used in lighting systems vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given lighting application. The Company’s lighting solutions are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, RELOC®, Antique Street Lamps™, Winona® Lighting, Synergy® Lighting Controls, Sensor Switch®, Lighting Control & Design™, Dark to Light®, ROAM®, Sunoptics®, Axion™ Controls, acculamp®, Pathway Connectivity™, Healthcare Lighting® and eldoLED®. As of August 31, 2013, the Company manufactures products in 16 facilities in North America and two facilities in Europe.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, lighting showrooms, national accounts, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting solutions are sold primarily by independent sales agents, electrical wholesalers, and factory sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2013, sales originated in North America accounted for approximately 98% of net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one operating segment serving the North American lighting market and select international markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2013 the size of the North American lighting market served by the Company (also referred to herein as “N.A. addressable lighting market”) was approximately $13 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, daylighting, lighting controls, LED drivers, and certain types of LED lamps. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. The U.S. market, which represents approximately 75% of the North American market, is relatively fragmented.
The Company operates in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s primary market is based on non-residential construction, both new and renovation activity, which is sensitive to the volatility of these general economic factors. The Company is not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovations; however, recent trends developed from industry sources and Company estimates suggest that renovation activity, including retrofit, represents a growing proportion of the total non-residential lighting market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting solutions. Demand for the Company’s lighting solutions sold through certain retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

A source of demand for the lighting industry is attributed to the renovation and retrofit of lighting systems in existing buildings. The Company estimates the potential market size of the installed base of U.S. non-residential lighting and lighting controls to be significant (approximately $250 billion) based on square footage of existing non-residential buildings, of which a majority represents potential space for relighting activities as they contain older, less efficient lighting systems.
The industry is influenced by the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting solutions; and design technologies addressing sustainability. The Company is a leading provider of lighting solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. The industry is experiencing increased competition from new entrants with a focus on new technology-based lighting devices and controls components.
Products
The Company provides a broad and deep product portfolio including indoor lighting, outdoor lighting, and controls for commercial, institutional, industrial, infrastructure and residential applications. The Company also provides certain services across applications and certain components to other original equipment manufacturers.
Indoor Lighting - includes lighting products to illuminate an extensive number of indoor applications. Product categories include recessed, surface, and suspended lighting products, downlighting, decorative lighting, emergency and exit lighting, track lighting, and daylighting as well as special-use lighting. These products primarily utilize fluorescent, LED, high intensity discharge ("HID"), metal halide, and incandescent light sources.
Outdoor Lighting - includes integrated lighting solutions for various outdoor architectural, commercial and utility applications. Product categories include street and roadway, underwater, parking garage, area, pedestrian, flood, decorative site, and landscape lighting. These products primarily utilize fluorescent, LED, HID, metal halide, and incandescent light sources.
Lighting Controls - includes multi-layered lighting control solutions from simple to sophisticated. Product categories include occupancy sensors, photocontrols, relay panels, architectural dimming panels, theatrical, and integrated lighting controls systems for indoor and outdoor applications.
Components - includes wiring, LED drivers, glass, and inverters sold primarily to original equipment manufacturers.
Services - includes monitoring and controlling of lighting systems through network technologies, as well as the commissioning of control systems.
Sales of lighting solutions, excluding services, accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2013, 2012, and 2011.
Sales and Marketing
Sales.  The Company sells to customers in the North American market with separate sales forces targeted at delivering value added lighting solutions and services to various customer, channel, and geographic segments. As of August 31, 2013, these sales forces consist of approximately 250 company-employed salespeople and a network of approximately 150 independent sales agencies, each of which employs numerous salespeople. The Company also operates separate European sales forces, including independent international sales agencies, and an international sales group coordinating export sales outside of North America and Europe.
Marketing.  The Company markets its portfolio to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the Internet and other electronic media. The Company owns and operates training and display facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Customers of the Company include electrical distributors, retail home improvement centers, electric utilities, utility distributors, national accounts, U.S. government and municipalities, lighting showrooms, original equipment manufacturers ("OEMs"), and energy service companies. In addition, there are a variety of other professionals who could represent a significant influence in the product specification process for any given project. These generally include business owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.

A single customer of the Company, The Home Depot, accounted for approximately 13% of net sales of the Company in fiscal 2013 and 10% in both fiscal 2012 and 2011. These sales include products for resale as well as for lighting its facilities. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.
Manufacturing
The Company operates 18 manufacturing facilities, including nine facilities in the United States, six facilities in Mexico, two facilities in Europe, and one in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, LED driver production, software development, and assembly, are primarily (but not exclusively) performed at company-operated facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, sockets, and ballasts are purchased primarily from outside vendors. The Company’s investment in its production facilities is focused on improving capabilities, product quality, and manufacturing efficiency. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Additionally, the Company purchases certain finished goods, including poles, to complement its area lighting fixtures, as well as a variety of residential and commercial lighting equipment. Of total finished goods manufactured and purchased in fiscal 2013, the Company’s U.S. operations produced approximately 26%; its Mexican operations produced approximately 51%; its European operations produced approximately 2%; and finished product manufactured by others accounted for approximately 21%.
Distribution
Lighting solutions are delivered directly or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) efforts are targeted toward the development of lighting solutions with an ever-increasing performance-to-cost ratio and energy efficiency, while mutually beneficial relationships with lamp, ballast, LED, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the design of the Company’s lighting solutions. R&D is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. R&D expenses consist of salaries, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2013, 2012, and 2011, research and development expense totaled $32.7, $34.7, and $31.3, respectively.
Competition
The lighting market served by the Company is highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include Eaton Corporation's Cooper Lighting division, Hubbell Incorporated, and Koninklijke Philips N.V. The Company estimates that the largest publicly traded manufacturers (including Acuity Brands), which participate in varying degrees in the total North American lighting market, have approximately half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.
The market for lighting solutions and services is competitive and continues to evolve. Certain global and more diversified electrical manufacturers may provide a broader product offering utilizing electrical, lighting, and building automation products. In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions.
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
Raw Materials
The devices produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical components, plastics, and other petroleum-based materials and components. In fiscal 2013, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately four million gallons of diesel fuel were consumed in fiscal 2013 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
The Company monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company currently sources raw materials from a number of suppliers, but the Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a single or limited number of suppliers for certain raw materials, component parts (such as lamps, LEDs, ballasts, and power supplies), and finished goods.
Backlog Orders
The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America. The backlog of orders at any given time is affected by various factors, including seasonality, cancellations, sales promotions, production cycle times, and the timing of receipt and shipment of orders, which are usually shipped within a few weeks of order receipt. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of future shipments.
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
The Company's lighting solutions are sold to customers in both the new construction and renovation and retrofit markets. The construction market is cyclical in nature and subject to changes in general economic conditions. Unit sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.

International Operations
The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 53% of the products produced by the Company are manufactured outside the United States, specifically in Mexico and Europe. In addition, the Company sources certain finished goods from third parties with operations outside the United States, primarily in Asia.
Of the products produced by the Company, approximately 51% are manufactured at six facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations.
For fiscal 2013, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Geographic Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
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
Employees
Acuity Brands employs approximately 6,500 people, of which approximately 3,200 are employed in the United States, approximately 3,000 in Mexico, and approximately 300 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place, covering approximately 4,000 persons (including approximately 1,300 in the United States). Union recognition and collective bargaining arrangements covering approximately 3,000 persons will expire within the next fiscal year. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a.	Risk Factors
This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks include, without limitation:

Risks Related to the Business of Acuity Brands, Inc.
General business and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for the Company’s products and services, which could impact results of operations.
The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as general economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting equipment depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity or uncertainty regarding the United States debt ceiling and government regulation, including tax policy, may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results of operations, and cash flows.
Tight credit conditions could impair the ability of the Company and other industry parties to effectively access capital markets, which could negatively impact the Company’s capital position and demand for the Company’s products and services.
The impact of tight credit conditions could impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects reduces the demand for the Company’s products and services and could adversely affect the Company’s results of operations and cash flows.
In addition to the impact on customers, tight credit conditions could impair the Company’s ability to effectively access capital. This could impair the Company’s ability to refinance debt as it becomes due or to obtain additional credit, if needed. The inability to effectively access capital markets could adversely affect the Company’s financial position, results of operations, and cash flows.
Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods or services.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth materials, LEDs, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. The Company also sources certain finished goods externally. Future increases in the costs of these items could adversely affect operating margins, as there can be no assurance that future price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations. Disruptions in the supply of those items could negatively impact the Company’s short-term performance. In addition, the Company's ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, the Company is dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant. Variability in cost and availability of raw materials, components, purchased finished goods, or services could adversely affect the Company’s results of operations and cash flows.
Acuity Brand’s results may be adversely affected by the Company’s inability to maintain pricing.
Aggressive pricing actions by competitors may affect the Company’s ability to achieve desired unit volume growth and profitability levels under its current pricing strategies. The Company may also decide to lower pricing to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels, which could negatively impact net sales, gross margins, and cash flows.

Acuity Brands may experience difficulties in the consolidation of manufacturing facilities which could impact the shipments to customers, product quality, and the ability to realize the expected savings from streamlining actions.
The Company will benefit from its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs, only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
Acuity Brands is subject to risks related to operations outside the United States.
The Company has substantial activities outside of the United States, including sourcing of products, materials, components and purchased finished goods. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; and unforeseen increases in tariffs and taxes. The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including foreign exchange risk, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies. Securing key partnerships and alliances as well as employee talent, including having access to technologies developed by others, and obtaining appropriate patents play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, drivers, lighting controls systems, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume. Also, certain key suppliers of components compete with the Company and could choose to cease supplying the Company, which could temporarily disrupt production by the Company until alternative supplier relationships are established. In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions to compete with traditional lighting providers. Certain global and more diversified electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products, and small startup companies may offer more localized product sales and support services within individual regions, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
The Company’s inability to effectively introduce new products could adversely affect its ability to compete and its operating performance.
Continual introductions of new products, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to the Company’s competitive strategy. The success of new product introductions depends on a number of factors, including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with product life cycles, such as new products and production capabilities, the effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot fully predict the ultimate effect of new product introductions and transitions on the Company’s business, financial condition, results of operations, and cash flows.

The Company may be subject to risk in connection with third party relationships necessary to operate the Company's business.
The Company utilizes strategic partners and third party relationships in order to operate and grow its business. For instance, the Company utilizes third parties for contract manufacturing for certain products, a portion of its sales function and some of its distribution requirements. The Company cannot control the actions or performance of these third parties and therefore, cannot be certain that the Company or its end-users will be satisfied. For example, in March 2013, a freight payment and audit service provider provided notice to the Company that all freight payment services would immediately cease as a result of a failure in the freight service company's internal system for processing and making payments stemming from a fraud at the freight service company. As a result, the Company recorded an estimated loss of $8.1 million during fiscal 2013 due to the funds disbursed by the Company to the freight service company not being subsequently remitted to freight carriers that provided services to the Company. Any future actions of or any failure to act by any third party on which the Company’s business relies could cause the Company to incur losses or interruptions in its operations and adversely affect the Company’s financial condition and results of operations.
Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.
The Company is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which the Company operates. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of the Company’s products and place restrictions and other requirements on the products the Company can sell in certain geographical locations.
The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control capabilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. The Company establishes reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, the Company’s potential liability to remediate sites for which provisions have not previously been established, and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. In addition, the presence of environmental contamination at the Company’s properties could adversely affect its ability to sell a property, receive full value for a property, or use a property as collateral for a loan.
Acuity Brands may develop unexpected legal contingencies or matters that exceed insurance coverage.
The Company is subject to various claims, including legal claims arising in the normal course of business. The Company is insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product liability claims, and is fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Acuity Brands may pursue future growth through strategic acquisitions and alliances, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions and alliances and may continue to do so as opportunities arise in the future. The Company will benefit from such activity only to the extent that it can effectively leverage the assets of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Uncertainty is inherent within the acquisition and alliance process and unforeseen circumstances arising from recent and future acquisitions or alliances could offset their anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, and/or difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets. Any of these factors could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. In addition, an investment in acquisitions or alliances may limit the Company's ability to invest in other activities, which could be more profitable or advantageous.
Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect the Company's financial condition, results of operations, and cash flows.
In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has experienced increased, although immaterial, costs related to such legislation; however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results. Future costs could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
Acuity Brands may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers, including The Home Depot which historically has represented approximately 10% of the Company’s total net sales, are directly impacted by the Company’s ability to deliver high-quality products and services. The loss of or a substantial decrease in the volume of purchases by The Home Depot could temporarily harm the Company’s sales, profitability, and cash flows. The Company also has relationships with channel partners such as electrical distributors and independent sales agencies. While the Company has experienced positive, and in most cases long-term, relationships with these channel partners, the loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could, at least in the short-term, adversely affect the Company’s sales, profitability, and cash flows.
Acuity Brands could be adversely affected by disruptions of its operations.
The breakdown of equipment or other events, including labor disputes, strikes, pandemics or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could have a material adverse effect on the Company’s financial results and cash flows. Approximately 51% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest which could also disrupt supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees, dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the

Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial condition, results of operations, and cash flows.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over operations and financial reporting.
The Company is highly dependent on automated systems to record and process Company and customer transactions and certain other components of the Company’s financial statements. The Company could experience a failure of one or more of these systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of its systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services, which may operate in a cloud environment. The Company is dependent on the third-party vendors to operate secure and reliable systems which may include data transfers over the internet.
The Company also maintains information technology to support lighting controls systems in certain of its customer offerings, which are integral to the functionality of those integrated systems. In addition to the risks noted above, there are other risks associated with these customer offerings. Customers may be installing software on their networks and utilizing portable electronic devices, which may have security protocol variations that are outside of the Company’s control and could result in a data compromise.
Operating system failures, ineffective system implementation or disruptions, or the compromise of security with respect to internal or external operating systems or portable electronic devices could subject the Company to liability claims, harm the Company’s reputation, interrupt the Company’s operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, financial condition, results of operations, or cash flows.
The inability to attract and retain talented employees and/or a loss of key employees could adversely affect the effectiveness of the Company’s operations.
The Company relies upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. An inability to attract and retain such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s operations.
The Company may not be able to adequately protect its intellectual property.
The Company owns certain patents, trademarks, copyrights, trade secrets, and other intellectual property. In addition, the Company continues to file patent applications, when appropriate. The Company cannot be certain that others have not and will not infringe on its intellectual property rights; however, the Company seeks to establish and protect those rights, which could result in significant legal expense and adversely affect the Company's financial condition and results of operations.
The risks associated with the inability to effectively execute its strategies could adversely affect the Company’s financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategy, including but not limited to new product development, effective integration of acquisitions, and efforts to streamline operations. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; additional streamlining efforts; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect the Company’s financial condition and results of operations.

Compliance with new reporting requirements related to the use of conflict minerals, within the meaning of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may result in additional expense, supply chain limitations, or loss of customers.
In July 2010, the United States federal government enacted the Dodd–Frank Wall Street Reform and Consumer Protection Act, which contained provisions that mandated the creation of rules by the SEC for public companies to ascertain the region of origin of conflict minerals (i.e., cassiterite, wolframite, coltan, and gold) used in the production of goods. In August 2012, the SEC adopted new rules requiring disclosures of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule requires companies to perform due diligence and disclose through the issuance of a report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of the Company’s products, including tantalum, tin, tungsten, and gold. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse affect on the Company’s ability to source these products in the future. In addition, due to the complexity of the Company's supply chain, compliance with the rules requires significant efforts from a cross-functional project team, including identifying and contacting the Company's suppliers (who in turn may be required to contact their suppliers), compiling and documenting the findings, and possibly providing for an independent third party audit. Therefore, costs attributable to compliance with the disclosure requirements of the SEC’s new rules will be incurred and could be material. In addition, pressure from customers for more information or due diligence could result in increased costs or potentially the loss of certain customers. Jurisdictions other than the U.S. federal government, such as U.S. states and the European Union, may adopt similar rules and regulations, which could have different reporting requirements or time lines. The costs of compliance, including those related to supply chain research, unexpected consequences to the Company’s reputation or customer relationships, the limited number of suppliers, and possible changes in the sourcing of these materials could adversely affect the Company’s results of operations and cash flows.
Risk Related to Ownership of Acuity Brands Common Stock
The market price and trading volume of the Company’s shares may be volatile.
The market price of the Company’s common shares could fluctuate significantly for many reasons, including for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general global economic and industry conditions. To the extent that other large companies within the Company’s industry experience declines in their share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against the Company could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	11	7
Warehouses	—	3
Distribution Centers*	2	5
Offices	3	19
______________________________________
* The majority of the Distribution Centers also have manufacturing capabilities.
The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Canada	Total
Owned	5	5	1	—	11
Leased	4	1	1	1	7
Total	9	6	2	1	18

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place. Acuity Brands believes that its properties are well maintained and in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain may continue to result in the consolidation of certain manufacturing facilities. The Company believes that the remaining facilities will have sufficient capacity to serve current and projected market demand.

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
Environmental Matters
The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, Acuity Brands invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. Acuity Brands establishes reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that reserved due to difficulty in estimating such costs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 25, 2013, there were 3,217 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2012
First Quarter	$50.27	$33.13	$0.13
Second Quarter	$64.26	$47.82	$0.13
Third Quarter	$64.82	$49.60	$0.13
Fourth Quarter	$66.66	$48.11	$0.13
2013
First Quarter	$69.46	$57.42	$0.13
Second Quarter	$73.48	$62.39	$0.13
Third Quarter	$79.16	$65.99	$0.13
Fourth Quarter	$89.57	$72.34	$0.13
The Company currently plans to pay quarterly dividends for fiscal 2014 on its common stock at an annual rate of $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the "Board") and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
In September 2011, the Board authorized the repurchase of two million shares of the Company's outstanding common stock. None of the Company’s outstanding common stock has been repurchased under the current plan; therefore, the maximum number of shares that may yet be purchased under the program equals two million.
Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program and the Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
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

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2013, with the cumulative total returns of the Standard & Poor’s (“S&P”) MidCap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P Midcap 400 Index and Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2008 in stock or index, including reinvestment of dividends.

	Aug-08	Aug-09	Aug-10	Aug-11	Aug-12	Aug-13

Acuity Brands, Inc.	$100	$75	$92	$110	$155	$208
S&P Midcap 400 Index	$100	$82	$92	$113	$127	$157
Dow Jones US Electrical Components & Equipment Index	$100	$78	$82	$101	$126	$157
Dow Jones US Building Materials & Fixtures Index	$100	$75	$75	$84	$126	$160

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of Acuity Brands which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2013. The Company completed the spin-off of its specialty products business (the "Spin-off"), Zep Inc., on October 31, 2007. The Company incurred a $0.6 million gain from discontinued operations during fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off compared with a fiscal 2009 loss from discontinued operations of $0.3 million related to income tax adjustments. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2013(1)	2012(2)	2011	2010(3)	2009(4)
	(In millions, except per-share data)
Net sales	$2,089.1	$1,933.7	$1,795.7	$1,626.9	$1,657.4
Income from Continuing Operations	127.4	116.3	105.5	79.0	85.2
Income (loss) from Discontinued Operations	—	—	—	0.6	(0.3)
Net Income	127.4	116.3	105.5	79.6	84.9
Basic earnings per share from Continuing Operations	$2.97	$2.75	$2.46	$1.83	$2.05
Basic earnings (loss) per share from Discontinued Operations	—	—	—	0.01	(0.01)
Basic earnings per share	$2.97	$2.75	$2.46	$1.84	$2.04
Diluted earnings per share from Continuing Operations	$2.95	$2.72	$2.42	$1.79	$2.01
Diluted earnings (loss) per share from Discontinued Operations	—	—	—	0.01	(0.01)
Diluted earnings per share	$2.95	$2.72	$2.42	$1.80	$2.00
Cash and cash equivalents	$359.1	$284.5	$170.2	$191.0	$18.7
Total assets	1,903.8	1,736.9	1,597.4	1,503.6	1,290.6
Long-term debt	353.6	353.5	353.4	353.3	22.0
Total debt	353.6	353.5	353.4	353.3	231.5
Stockholders’ equity	993.5	834.0	757.0	694.4	672.2
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52
_______________________________________

(1)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2013 include a) pre-tax incremental costs of $8.4 ($5.2 after-tax), or $0.12 per share, incurred due to manufacturing inefficiencies directly related to the Cochran, GA manufacturing facility closure; b) pre-tax costs of $8.1 ($5.0 after-tax), or $0.12 per share, as a result of fraud at the Company's former freight payment and audit service provider; and c) a pre-tax special charge of $8.5 ($5.5 after-tax), or $0.12 per share, related to initiatives to simplify and streamline the Company's operations, including the planned closure of certain small production facilities.

(2)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2012 include expenses incurred in the closing of the Cochran, GA manufacturing facility and other streamlining activities. Amounts related to these restructuring charges were comprised of the following: a) $13.3 of pre-tax special charges ($8.8 after-tax), or $0.21 per share, primarily related to severance and production transfer costs; b) pre-tax non-cash impairments of $1.2 ($0.8 after-tax), or $0.02 per share, attributable to the abandonment of usable inventory that was not transferred to other facilities; and c) pre-tax incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2 ($2.0 after-tax), or $0.05 per share.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2013 and 2012. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,500 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of August 31, 2013, the Company operates 18 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
The Company has made several acquisitions to expand and enhance its portfolio of lighting solutions over the last five years, including the following recent acquisitions:
On March 13, 2013, the Company acquired for cash, including potential additional cash payments that may be paid in future periods under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition.
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

Strategy
The Company's strategy is to extend its leadership position in the lighting market by delivering superior lighting solutions. As a goal-oriented, customer-centric company, management will continue to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for its customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
Throughout fiscal 2013, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to the market, introducing new lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

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
Liquidity and Capital Resources
The Company's principle sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations and capital expenditures, pay dividends, meet its obligations as they become due, and maintain compliance with covenants contained in its financing agreements.
In recent years, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) and the execution of a $250.0 revolving credit facility scheduled to mature in fiscal 2017 (the “Revolving Credit Facility”). See the Capitalization section below and the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under the existing repurchase program. The Company expects to repurchase shares on an opportunistic basis. The Company currently expects to invest during fiscal 2014 approximately $50.0 primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2013 was $359.1, an increase of $74.6 from August 31, 2012. During the year ended August 31, 2013, the Company generated net cash from operating activities of $132.3 with additional cash received of $14.9 from stock issuances primarily in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the current year for capital expenditures of $40.6 and acquisitions (net of cash assumed) of $25.5. In addition, the Company paid dividends to stockholders of $22.4. Foreign currency related items had an unfavorable effect on cash flows of $0.3 during the current year.

During fiscal 2013, net cash generated from operating activities decreased $39.9 to $132.3 compared with $172.2 generated in the prior-year period due primarily to higher operating working capital in fiscal 2013 compared with the prior-year period, partially offset by higher net income. Net cash used by operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions) increased by approximately $44.8 in fiscal 2013 compared to fiscal 2012, due primarily to an increase in accounts receivable. The increase in accounts receivable was attributable to the higher level of net sales in fiscal 2013 compared with fiscal 2012 and the timing of payments from customers. Inventory and accounts payable increased due primarily to greater production and purchases to support the higher level of net sales in fiscal 2013.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $40.6 and $31.4 in fiscal 2013 and 2012, respectively, primarily for new tooling, machinery, equipment, and information technology.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2013:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$354.0	$—	$—	$—	$354.0
Interest Obligations(2)	248.9	31.2	64.0	65.8	87.9
Operating Leases(3)	61.3	14.3	23.3	14.3	9.4
Purchase Obligations(4)	102.5	99.5	3.0	—	—
Other Long-term Liabilities(5)	53.3	18.3	13.4	4.7	16.9
Total	$820.0	$163.3	$103.7	$84.8	$468.2
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2013) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2013 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and also depend on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $5.0 of unrecognized tax benefits as a reasonable estimate of the period of cash settlement with the respective taxing authorities that cannot be determined.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of August 31, 2013, total debt outstanding of $353.6 remained substantially unchanged from August 31, 2012 and consisted primarily of fixed-rate obligations.
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
On January 31, 2012, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on October 19, 2012. The Company recognized a write-off of less than $0.1 in deferred financing costs in connection with this replacement. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on January 31, 2017. The Company was compliant with all financial covenants under the Revolving Credit Facility as of

August 31, 2013. As of August 31, 2013, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company's industrial revenue bond. At August 31, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2013, the Company’s consolidated stockholders’ equity increased $159.5 to $993.5 at August 31, 2013 from $834.0 at August 31, 2012. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and pension plan adjustments, partially offset by payment of dividends and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 26.2% and 29.8% at August 31, 2013 and August 31, 2012, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, decreased to (0.6)% at August 31, 2013 from 7.6% at August 31, 2012 due primarily to the substantial increase in the Company’s cash balance and stockholders' equity in the current year.
Dividends
Acuity Brands paid dividends on its common stock of $22.4 ($0.52 per share) in fiscal 2013 and $22.0 ($0.52 per share) in fiscal 2012. Acuity Brands currently plans to pay quarterly dividends at a rate of $0.13 per share. However, all decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s Board of Directors deems relevant.
Results of Operations
Fiscal 2013 Compared with Fiscal 2012
The following table sets forth information comparing the components of net income for the year ended August 31, 2013 with the year ended August 31, 2012:

	Years Ended August 31,		Increase		Percent
	2013	2012	(Decrease)		Change
Net Sales	$2,089.1	$1,933.7	$155.4		8.0%
Cost of Products Sold	1,251.5	1,145.7	105.8		9.2%
Gross Profit	837.6	788.0	49.6		6.3%
Percent of net sales	40.1%	40.8%	(70)	bps
Selling, Distribution, and Administrative Expenses	607.6	566.7	40.9		7.2%
Special Charge	8.5	13.3	(4.8)		(36.1)%
Operating Profit	221.5	208.0	13.5		6.5%
Percent of net sales	10.6%	10.8%	(20)	bps
Other Expense (Income):
Interest Expense, net	31.2	30.7	0.5		1.6%
Miscellaneous (Income) Expense, net	(2.8)	(1.7)	(1.1)		(64.7)%
Total Other Expense	28.4	29.0	(0.6)		(2.1)%
Income before Provision for Income Taxes	193.1	179.0	14.1		7.9%
Percent of net sales	9.2%	9.3%	(10)	bps
Provision for Income Taxes	65.7	62.7	3.0		4.8%
Effective tax rate	34.0%	35.0%
Net Income	$127.4	$116.3	$11.1		9.5%
Diluted Earnings per Share	$2.95	$2.72	$0.23		8.5%

Net sales increased $155.4, or 8.0%, to $2,089.1 for the year ended August 31, 2013 compared with $1,933.7 reported for the year ended August 31, 2012. For the year ended August 31, 2013, the Company reported net income of $127.4 compared with $116.3 for the year ended August 31, 2012, an increase of $11.1, or 9.5%. For fiscal 2013, diluted earnings per share increased 8.5% to $2.95 from $2.72 for the prior-year period.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization through the planned closing of certain manufacturing facilities and by realigning responsibilities primarily within various SD&A departments, other costs associated with manufacturing inefficiencies and abandoned inventory directly related to the Cochran manufacturing facility closure, and a loss due to fraud at a freight service company. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,		Increase (Decrease)	Percent Change
	2013	2012
Gross Profit	$837.6	$788.0
Add-back: Manufacturing inefficiencies	8.4	3.2
Add-back: Abandonment of inventory	—	1.2
Adjusted Gross Profit	$846.0	$792.4	$53.6	6.8%
Percent of net sales	40.5%	41.0%	(50)	bps
Selling, Distribution, and Administrative Expenses	$607.6	$566.7
Less: Freight service provider fraud-related expense	8.1	—
Adjusted Selling, Distribution, and Administrative Expenses	$599.5	$566.7	$32.8	5.8%
Percent of net sales	28.7%	29.3%	(60)	bps
Operating Profit	$221.5	$208.0
Add-back: Manufacturing inefficiencies	8.4	3.2
Add-back: Abandonment of inventory	—	1.2
Add-back: Freight service provider fraud-related expense	8.1	—
Add-back: Special Charge	8.5	13.3
Adjusted Operating Profit	$246.5	$225.7	$20.8	9.2%
Percent of net sales	11.8%	11.7%	10	bps
Net Income	$127.4	$116.3
Add-back: Manufacturing inefficiencies, net of tax	5.2	2.0
Add-back: Abandonment of inventory, net of tax	—	0.8
Add-back: Freight service provider fraud-related expense, net of tax	5.0	—
Add-back: Special Charge, net of tax	5.5	8.8
Adjusted Net Income	$143.1	$127.9	$15.2	11.9%
Diluted Earnings per Share	$2.95	$2.72
Add-back: Manufacturing inefficiencies, net of tax	0.12	0.05
Add-back: Abandonment of inventory, net of tax	—	0.02
Add-back: Freight service provider fraud-related expense, net of tax	0.12	—
Add-back: Special Charge, net of tax	0.12	0.21
Adjusted Diluted Earnings per Share	$3.31	$3.00	$0.31	10.3%
Net Sales
Net sales for the year ended August 31, 2013 increased by 8.0% compared with the prior-year period due primarily to an increase in sales volumes of approximately 10%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold ("price/mix"). The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels which reflects growth in the North American lighting market, particularly for renovation and retrofit applications. Additionally, greater demand for LED luminaires continued in fiscal 2013 as sales of these products more than doubled compared with the year-ago period. The Company estimates that the unfavorable price/mix in the current year compared with the year-ago period was due primarily to greater sales of less featured, value-oriented products sold through certain sales channels, including an increase in the number of large renovation projects, particularly for national retailers. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Because of the changing dynamics of the Company's extensive product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume as well as accurately differentiate the individual components of price/mix.
Gross Profit
Gross profit for fiscal 2013 increased $49.6, or 6.3%, to $837.6 compared with $788.0 for the prior year. The increase was due primarily to higher sales volumes, net benefits recognized from productivity improvements attributable to streamlining activities, and lower materials and component costs. These improvements were partially offset by unfavorable price/mix and $8.4 of temporary manufacturing inefficiencies associated with the closure of the Company's Cochran facility as well as increased costs associated with new product introductions particularly in the first three months of fiscal 2013 compared with the year-ago period. As a result of these factors, gross profit margin decreased 70 basis points to 40.1% for the year ended August 31, 2013 compared with 40.8% for the year ended August 31, 2012.
Excluding the impact of expenses associated with the closure of the Cochran facility, adjusted gross profit was $846.0 in fiscal 2013 compared to adjusted gross profit of $792.4 in fiscal 2012, which amounted to an increase of $53.6, or 6.8%. Adjusted gross profit margin (excluding the expenses associated with the Cochran facility closure in Cost of Products Sold) decreased 50 basis points to 40.5% in fiscal 2013 compared to 41.0% reported in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2013 increased $40.9, or 7.2%, to $607.6 compared with $566.7 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, greater spending on activities to enhance sales, service, and customer support capabilities, and acquisitions. In addition, during the third quarter of fiscal 2013, management was notified by a freight payment and audit service provider (“freight service provider”) that all freight payment services would immediately cease as a result of internal fraud issues at the freight service provider. Management was informed that the Company may have incurred a loss to the extent that funds remitted to the freight service provider were not subsequently remitted to the Company's freight carriers. The estimated loss recorded during fiscal 2013 of $8.1, including recovery costs, is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income. Further details regarding the fraud at a freight service provider are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. Compared with the prior-year period, SD&A expenses as a percent of sales declined 20 basis points to 29.1% for fiscal 2013 from 29.3% in fiscal 2012, as a result of relatively slower growth in SD&A expenses to support the increased level of sales. Adjusted SD&A expenses (excluding freight service provider fraud-related expenses) were $599.5 or 28.7% of net sales.
During the year ended August 31, 2013, the Company recorded a pre-tax special charge of $8.5 related to initiatives to streamline and simplify operations. The special charge was related primarily to streamlining efforts initiated during the third quarter of fiscal 2013 associated with a reduction in various selling, distribution, and administrative positions and the planned closure of two small production facilities. In addition, the Company incurred approximately $8.4 of costs due to production inefficiencies directly attributable to the closure of the Cochran facility reported in Cost of Products Sold. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2013 was $221.5 compared with $208.0 reported for the prior-year period, an increase of $13.5, or 6.5%. Operating profit margin decreased 20 basis points to 10.6% for fiscal 2013 compared with 10.8% for fiscal 2012 due primarily to unfavorable price/mix, temporary manufacturing inefficiencies directly attributable to the Cochran facility closure, incremental costs associated with the fraud at a freight service provider noted above, unfavorable operating performance of the Company's European operations, and higher costs to support greater sales volume. These items were partially offset primarily by the favorable impact of higher net sales, lower material and component costs, and the benefits of prior streamlining actions and manufacturing facility consolidations.
Adjusted operating profit (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased $20.8, or 9.2%, to $246.5 compared with $225.7 (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) for fiscal 2012. The period-over-period increase was due primarily to the favorable impact of higher net sales, benefits associated with prior streamlining actions and manufacturing facility consolidations (excluding the temporary manufacturing inefficiencies related to the Cochran facility noted above), and lower material and component costs, partially offset by unfavorable price/mix, higher costs to support greater sales volumes, and unfavorable operating performance of the Company's European operations. Adjusted operating profit margin (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased 10 basis points to 11.8% compared with adjusted operating profit margin (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) of 11.7% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to gains and losses related to foreign exchange rate changes. Interest expense, net, was $31.2 and $30.7 for the years ended August 31, 2013 and 2012, respectively. The increase in interest expense, net, was due primarily to higher interest related to obligations associated with non-qualified retirement plans. The Company reported net miscellaneous income of $2.8 in fiscal 2013 compared with $1.7 in fiscal 2012.
Provision for Income Taxes and Net Income
The effective income tax rate was 34.0% and 35.0% for the years ended August 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due primarily to the favorable impact of a reduction in certain income tax reserves and the retroactive application of the research and development tax credit included in the “American Taxpayer Relief Act of 2012" which became law in the second quarter of fiscal 2013. These benefits were partially offset by the impact of the United Kingdom reducing its corporate tax rate which required a fourth quarter reduction in the related deferred tax assets. The Company estimates that its effective tax rate for fiscal 2014 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2013 increased $11.1, or 9.5%, to $127.4 from $116.3 reported for the prior year. The increase in net income resulted primarily from higher operating profit and higher net miscellaneous income, partially offset by higher tax expense.
Adjusted net income (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for fiscal 2013 increased approximately 11.9% to $143.1 compared with $127.9 of adjusted net income (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) in the year-ago period. Adjusted diluted earnings per share for fiscal 2013 were $3.31 (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure, incremental costs associated with the fraud at a freight service provider noted above, and the special charge) compared with adjusted diluted earnings per share (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) of $3.00 for the prior-year period, which represented an increase of $0.31, or approximately 10.3%.

Fiscal 2012 Compared with Fiscal 2011
The following table sets forth information comparing the components of net income for the year ended August 31, 2012 with the year ended August 31, 2011:

	Years Ended August 31,		Increase		Percent
	2012	2011	(Decrease)		Change
Net Sales	$1,933.7	$1,795.7	$138.0		7.7%
Cost of Products Sold	1,145.7	1,065.7	80.0		7.5%
Gross Profit	788.0	730.0	58.0		7.9%
Percent of net sales	40.8%	40.7%	10	bps
Selling, Distribution, and Administrative Expenses	566.7	541.3	25.4		4.7%
Special Charge	13.3	—	13.3		100.0%
Operating Profit	208.0	188.7	19.3		10.2%
Percent of net sales	10.8%	10.5%	30	bps
Other Expense (Income):
Interest Expense, net	30.7	29.9	0.8		2.7%
Miscellaneous (Income) Expense, net	(1.7)	1.2	(2.9)		NM
Total Other Expense	29.0	31.1	(2.1)		(6.8)%
Income before Provision for Income Taxes	179.0	157.6	21.4		13.6%
Percent of net sales	9.3%	8.8%	50	bps
Provision for Income Taxes	62.7	52.1	10.6		20.3%
Effective tax rate	35.0%	33.1%
Net Income	$116.3	$105.5	$10.8		10.2%
Diluted Earnings per Share	$2.72	$2.42	$0.30		12.4%
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

	Years Ended August 31,
	2012	2011
Gross Profit	$788.0	$730.0
Add-back: Manufacturing inefficiencies	3.2	—
Add-back: Abandonment of inventory	1.2	—
Adjusted Gross Profit	$792.4	$730.0
Percent of net sales	41.0%	40.7%
Operating Profit	$208.0	$188.7
Add-back: Special Charge	13.3	—
Add-back: Manufacturing inefficiencies	3.2	—
Add-back: Abandonment of inventory	1.2	—
Adjusted Operating Profit	$225.7	$188.7
Percent of net sales	11.7%	10.5%
Net Income	$116.3	$105.5
Add-back: Special Charge, net of tax	8.8	—
Add-back: Manufacturing inefficiencies, net of tax	2.0	—
Add-back: Abandonment of inventory, net of tax	0.8	—
Adjusted Net Income	$127.9	$105.5
Diluted Earnings per Share	$2.72	$2.42
Add-back: Special Charge, net of tax	0.21	—
Add-back: Manufacturing inefficiencies, net of tax	0.05	—
Add-back: Abandonment of inventory, net of tax	0.02	—
Adjusted Diluted Earnings per Share	$3.00	$2.42
Net sales for the year ended August 31, 2012, increased by 7.7% compared with the prior-year period. Excluding the impact from acquisitions during the comparable period, net sales for fiscal 2012 rose 6.5% over the prior-year period. Volumes increased approximately 5% year-over-year due to increased shipments of lighting solutions across most product groups. Although it is not possible to precisely quantify the separate impact of changes in price/mix, favorable changes in price/mix contributed slightly less than two percentage points to the year-over-year increase in net sales. The Company experienced higher volumes across a number of sales channels, particularly in the non-residential commercial and industrial channel and home center channel. Revenue derived from the sale of LED-based luminaires more than doubled compared with the year-ago period. The impact on the Company’s net sales from acquisitions and foreign currency items was not significant.
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
During the year ended August 31, 2012, the Company recorded a pre-tax charge of $13.3 related to the initiatives to streamline and simplify operations. The special charge was related primarily to severance and related employee benefit costs and production transfer expenses associated with the closure of a manufacturing facility in Cochran, Georgia, workforce reductions in the Company’s operations in Spain, and realignment of responsibilities within certain SD&A departments. In addition, the Company recognized other charges directly related to these streamlining efforts, specifically non-cash charges of $1.2 attributable to the abandonment of usable inventory that was not transferred to other facilities and approximately $3.2 of costs incurred due to production inefficiencies directly attributable to the closure of the Cochran facility reported in Cost of Products Sold.
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
Adjusted operating profit (excluding the special charge and expenses associated with the Cochran facility closure) for fiscal 2012 increased by $37.0, or 19.6%, to $225.7 compared to operating profit (with no corresponding charges) of $188.7 for fiscal 2011. Adjusted operating profit margin (excluding the special charge and expenses associated with the Cochran facility closure) increased 120 basis points to 11.7% compared with operating profit margin (with no corresponding charges) of 10.5% in the year-ago period.
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
During the third quarter of fiscal 2013, the Company continued efforts to streamline the organization through the realignment of responsibilities primarily within various SD&A departments as well as the planned closure of certain small production facilities. The Company recorded a pre-tax special charge of $7.6 in the second half of fiscal 2013 associated with these streamlining activities. The special charge consisted primarily of severance and employee-related costs. Management expects to incur production transfer expenses and additional costs associated with these streamlining actions totaling approximately $2.0 during the next two fiscal quarters. Management estimates that the total annualized pre-tax savings associated with the streamlining activities initiated in 2013 to be approximately $15.0, of which approximately $2.0 was realized in the fourth quarter of fiscal 2013. Management expects to be at the total annualized savings run rate from the streamlining activities by the end of calendar year 2013 following the completion of the transfer of production and closure of the facilities.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-single digit range for the remainder of calendar 2013 and into 2014. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for fiscal 2014 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. Management currently believes that the Company will benefit from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.
Additionally, the lighting industry continues to experience volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. Management currently expects material input costs to be relatively flat, except for certain LED components which should continue to decline. Further, while management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains cautiously optimistic about the opportunities for solid profitable growth for fiscal 2014 and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.
From a longer term perspective, management expects that its addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront. Management remains positive about the future prospects of the Company and its ability to continue to outperform the markets it serves.
Accounting Standards Adopted in Fiscal 2013 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See the Summary of Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.

The management of Acuity Brands believes the following represent the Company’s critical accounting policies and estimates:
Revenue Recognition
The Company records revenue when the following criteria are met: persuasive evidence of a sales arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. In the period of revenue recognition, provisions for certain rebates, sales incentives, product returns, and discounts to customers are estimated and recorded, in most instances, as a reduction of revenue. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These items are estimated based on customer agreements, historical trends, and expected demand. Actual results could differ from estimates, which would require adjustments to accrued amounts.
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
Goodwill and Indefinite Lived Intangible Assets
The Company reviews goodwill and indefinite lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill and indefinite lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
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
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $568.2. The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill as of June 1, 2013. To do this, the Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous quantitative impairment test to identify potentially significant variances to further support the reasonableness of the assumptions.
Taking into consideration these factors, the Company estimated the potential change in the fair value of goodwill compared with the previous quantitative impairment test. As a result of this analysis, management believes the estimated fair value of the reporting unit continues to exceed its carrying value by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.

Indefinite Lived Intangible Assets
The Company’s indefinite lived intangible assets consist of five unamortized trade names with an aggregate carrying value of approximately $100.0. Management utilized significant assumptions to estimate the fair value of these unamortized trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s unamortized trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3.5% for the Company and is based primarily on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 11% and 13% as of June 1, 2013, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2013, the Company performed an evaluation of the fair value of its five unamortized trade names. The Company’s expected revenues are based on the Company’s fiscal 2014 expectations and recent lighting market growth estimates for fiscal 2015 through 2018. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2013, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name. The estimated fair values of the indefinite lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates, royalty rates, and discount rates, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. However, the estimated fair value of one trade name, Lighting Controls & Design ("LC&D") exceeded its carrying value by the smallest margin. Management believes the assumptions used to estimate the fair value of this trade name were reasonable and sensitivity analysis indicated that the LC&D trade name would likely not be impaired by a material amount if reasonably differing assumptions had been used. The Company determined that any estimated potential impairment related to the other trade names based on changes in the assumptions, which would be less likely to occur, would not be material to the Company’s financial condition or results of operations.
Self-Insurance
The Company self-insures, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, the Company’s independent actuary. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement.
The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan design, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense, and cash flow.

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
In light of the multiple tax jurisdictions in which the Company operates, the Company’s tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. The results of these audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions as prescribed by ASC 740, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely or positively effect the Company’s financial position, results of operations, and cash flows.
Retirement Benefits
The Company sponsors domestic and international defined benefit pension plans and defined contribution plans and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, the rates of increase in employee compensation levels, and, for one international plan, retroactive inflationary adjustments. These assumptions are determined based on Company and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further information on the Company’s plans.
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
The Company employs the Black-Scholes model in deriving the fair value estimates of certain share-based awards and estimates forfeitures of all share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Summary of Significant Accounting Policies and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.
Product Warranty and Recall Costs
The Company records an allowance for the estimated amount of future warranty or recall costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. The Company is fully self-insured for product warranty and recall costs. Historical warranty costs have been within expectations; however, there can be no assurance that future warranty costs will not exceed historical amounts or that using new technologies such as those used in LED products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2014 annual tax rate; (g) the Company’s expectations regarding the timing, costs, and savings of streamlining events, and the
Company’s ability to effectively execute the announced changes, including, but not limited to, transition of manufacturing capacity, labor negotiations, and disposition of property; (h) the Company’s future amortization expense; and (i) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
($ in millions)
General.  The Company is exposed to worldwide market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks of Acuity Brands.
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2013, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2013, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2013 would have decreased the estimated fair value of these debt obligations by approximately $8.6. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are sourced from the United States, and, to a lesser extent, in

Europe. Based on fiscal 2013 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $11, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $13. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $7, while a hypothetical decrease of 10% in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $6. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2013, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of raw materials purchased are petroleum-based and that approximately four million gallons of diesel fuel were consumed in fiscal 2013. Failure to effectively manage future increases in the costs of these items could adversely affect the Company's ability to maintain or increase operating margins.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2013, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 29, 2013 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 29, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 29, 2013

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013 of Acuity Brands, Inc. and our report dated October 29, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 29, 2013

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2013	2012
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$359.1	$284.5
Accounts receivable, less reserve for doubtful accounts of $1.5 and $1.4 as of August 31, 2013 and 2012, respectively	318.3	263.8
Inventories	203.0	194.1
Deferred income taxes	13.6	13.0
Prepayments and other current assets	19.5	23.6
Total Current Assets	913.5	779.0
Property, Plant, and Equipment, at cost:
Land	7.2	7.3
Buildings and leasehold improvements	109.6	115.5
Machinery and equipment	354.5	345.7
Total Property, Plant, and Equipment	471.3	468.5
Less — Accumulated depreciation and amortization	323.4	329.3
Property, Plant, and Equipment, net	147.9	139.2
Other Assets:
Goodwill	568.2	554.9
Intangible assets	245.1	230.8
Deferred income taxes	1.7	4.1
Other long-term assets	27.4	28.9
Total Other Assets	842.4	818.7
Total Assets	$1,903.8	$1,736.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$249.5	$232.7
Accrued compensation	28.0	44.9
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	107.5	86.0
Total Current Liabilities	386.2	364.8
Long-Term Debt	353.6	353.5
Accrued Pension Liabilities, less current portion	54.7	90.1
Deferred Income Taxes	53.9	33.4
Self-Insurance Reserves, less current portion	7.0	6.6
Other Long-Term Liabilities	54.9	54.5
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,205,933 issued and 42,486,678 outstanding at August 31, 2013; 51,508,358 issued and 41,789,103 outstanding at August 31, 2012	0.5	0.5
Paid-in capital	735.5	703.1
Retained earnings	740.3	635.3
Accumulated other comprehensive loss items	(62.6)	(84.7)
Treasury stock, at cost, 9,719,255 shares at August 31, 2013 and 2012	(420.2)	(420.2)
Total Stockholders’ Equity	993.5	834.0
Total Liabilities and Stockholders’ Equity	$1,903.8	$1,736.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2013	2012	2011
	(In millions, except per-share data)
Net Sales	$2,089.1	$1,933.7	$1,795.7
Cost of Products Sold	1,251.5	1,145.7	1,065.7
Gross Profit	837.6	788.0	730.0
Selling, Distribution, and Administrative Expenses	607.6	566.7	541.3
Special Charge	8.5	13.3	—
Operating Profit	221.5	208.0	188.7
Other Expense (Income):
Interest expense, net	31.2	30.7	29.9
Miscellaneous (income) expense, net	(2.8)	(1.7)	1.2
Total Other Expense	28.4	29.0	31.1
Income before Provision for Income Taxes	193.1	179.0	157.6
Provision for Income Taxes	65.7	62.7	52.1
Net Income	$127.4	$116.3	$105.5

Earnings Per Share:
Basic Earnings per Share	$2.97	$2.75	$2.46
Basic Weighted Average Number of Shares Outstanding	42.2	41.4	42.2
Diluted Earnings per Share	$2.95	$2.72	$2.42
Diluted Weighted Average Number of Shares Outstanding	42.5	41.9	42.8

Dividends Declared per Share	$0.52	$0.52	$0.52

Comprehensive Income:
Net income	$127.4	$116.3	$105.5
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	(1.9)	(8.2)	9.9
Defined benefit plans, net	24.0	(22.7)	7.6
Other Comprehensive Income/(Expense) Items, net of tax	22.1	(30.9)	17.5
Comprehensive Income	$149.5	$85.4	$123.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2013	2012	2011
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$127.4	$116.3	$105.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	40.8	39.8	40.1
Share-based compensation expense	16.5	15.9	14.2
Excess tax benefits from share-based payments	(8.6)	(4.9)	(5.3)
(Gain) loss on the sale or disposal of property, plant, and equipment	(2.5)	0.5	0.4
Asset impairments	0.3	0.3	0.3
Deferred income taxes	6.5	6.2	10.3
Other non-cash items	—	0.1	0.1
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(54.8)	(2.3)	2.9
Inventories	(6.5)	(28.6)	(5.3)
Prepayments and other current assets	1.9	(2.2)	0.7
Accounts payable	15.2	29.6	5.5
Other current liabilities	7.7	9.7	0.5
Other	(11.6)	(8.2)	(8.8)
Net Cash Provided by Operating Activities	132.3	172.2	161.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(40.6)	(31.4)	(23.3)
Proceeds from sale of property, plant, and equipment	7.6	0.1	1.2
Acquisitions of businesses and intangible assets, net of cash acquired	(25.5)	(3.8)	(90.4)
Net Cash Used for Investing Activities	(58.5)	(35.1)	(112.5)
Cash Provided by (Used for) Financing Activities:
Repurchases of common stock	—	(9.2)	(61.0)
Proceeds from stock option exercises and other	14.9	7.6	6.5
Excess tax benefits from share-based payments	8.6	4.9	5.3
Dividends paid	(22.4)	(22.0)	(22.6)
Net Cash Provided by (Used for) Financing Activities	1.1	(18.7)	(71.8)
Effect of Exchange Rate Changes on Cash	(0.3)	(4.1)	2.4
Net Change in Cash and Cash Equivalents	74.6	114.3	(20.8)
Cash and Cash Equivalents at Beginning of Period	284.5	170.2	191.0
Cash and Cash Equivalents at End of Period	$359.1	$284.5	$170.2
Supplemental Cash Flow Information:
Income taxes paid during the period	$46.8	$50.7	$34.2
Interest paid during the period	$31.3	$31.6	$29.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In millions)
Balance, August 31, 2010	$0.5	$661.9	$459.0	$(71.3)	$(355.7)	$694.4
Net income	—	—	105.5	—	—	105.5
Other comprehensive income	—	—	—	17.5	—	17.5
Common Stock reissued from Treasury Shares for acquisition of businesses	—	(1.8)	(0.9)	—	2.7	—
Amortization, issuance, and forfeitures of restricted stock grants	—	8.4	—	—	—	8.4
Employee Stock Purchase Plan issuances	—	0.3	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock	—	—	(22.6)	—	—	(22.6)
Stock options exercised	—	6.2	—	—	—	6.2
Repurchases of common stock	—	—	—	—	(58.0)	(58.0)
Tax effect on stock options and restricted stock	—	5.3	—	—	—	5.3
Balance, August 31, 2011	0.5	680.3	541.0	(53.8)	(411.0)	757.0
Net income	—	—	116.3	—	—	116.3
Other comprehensive loss	—	—	—	(30.9)	—	(30.9)
Amortization, issuance, and forfeitures of restricted stock grants	—	10.3	—	—	—	10.3
Employee Stock Purchase Plan issuances	—	0.3	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock	—	—	(22.0)	—	—	(22.0)
Stock options exercised	—	7.3	—	—	—	7.3
Repurchases of common stock	—	—	—	—	(9.2)	(9.2)
Tax effect on stock options and restricted stock	—	4.9	—	—	—	4.9
Balance, August 31, 2012	0.5	703.1	635.3	(84.7)	(420.2)	834.0
Net income	—	—	127.4	—	—	127.4
Other comprehensive income	—	—	—	22.1	—	22.1
Amortization, issuance, and forfeitures of restricted stock grants	—	8.9	—	—	—	8.9
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.4)	—	—	(22.4)
Stock options exercised	—	14.5	—	—	—	14.5
Tax effect on stock options and restricted stock	—	8.6	—	—	—	8.6
Balance, August 31, 2013	$0.5	$735.5	$740.3	$(62.6)	$(420.2)	$993.5

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
The Company has made several acquisitions over the last five years to expand and enhance its portfolio of lighting solutions, including the following recent acquisitions:
On March 13, 2013, the Company acquired for cash , including potential additional cash payments that may be paid in future periods under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition.
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
Revenue Recognition
The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Comprehensive Income in accordance with the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), which in most instances requires such costs be recorded as a reduction of revenue.
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
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, and (iii) monitoring and lighting control services. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation, monitoring, and lighting control services. The undelivered elements associated with installation, monitoring, and lighting control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) management estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are recognized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met because the undelivered elements are essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting solutions as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $53.7 and $39.7 at August 31, 2013 and 2012, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2013 or 2012. Additionally, net sales to The Home Depot accounted for approximately 13% of net sales of the Company in fiscal 2013, and 10% of net sales of the Company in fiscal 2012 and 2011.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2013.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2013	2012
Raw materials, supplies, and work in process(1)	$122.6	$120.2
Finished goods	90.9	84.6
	213.5	204.8
Less: Reserves	(10.5)	(10.7)
Total Inventory	$203.0	$194.1
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
Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2012	$554.9
Acquisitions	13.6
Currency translation adjustments	(0.3)
Balance as of August 31, 2013	$568.2
The current year increase in the gross carrying amount for goodwill was due primarily to the acquisitions of Adura and eldoLED, partially offset by the impact of foreign currency changes during the period. As of August 31, 2013, the acquisition accounting adjustments for Adura and eldoLED are preliminary as the Company continues to gather information needed in the evaluation. Future adjustments are not expected to have a material impact on the Company’s financial statements as a result of the finalization.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and patented technology	$71.3	$(22.2)	$50.7	$(18.2)
Trademarks and trade names	25.4	(6.9)	25.4	(6.2)
Distribution network	61.8	(27.4)	61.8	(25.0)
Customer relationships	55.2	(13.9)	54.3	(10.7)
Other	5.5	(3.7)	5.7	(3.1)
Total	$219.2	$(74.1)	$197.9	$(63.2)
Unamortized trade names	$100.0		$96.1
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year increases in the gross carrying amounts for the acquired intangible assets were due primarily to recording the estimated values of intangible assets associated with the acquisitions of Adura and eldoLED (refer to the Acquisitions footnote).
The Company recorded amortization expense of $10.9, $11.2, and $10.2 related to intangible assets with finite lives during fiscal 2013, 2012, and 2011, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.6 in fiscal 2014, $11.3 in fiscal 2015, $10.7 in fiscal 2016, $10.4 in fiscal 2017, and $10.4 in fiscal 2018.
The Company tests indefinite lived intangible assets and goodwill for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has three steps: a qualitative review and a two-step quantitative method. The preliminary step (“Step 0”) allows for a qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, the first quantitative step is required. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values are determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. The impairment test for unamortized trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of unamortized trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for unamortized trade names. In fiscal 2013, a qualitative analysis was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. None of the analyses for goodwill or unamortized trade names resulted in an impairment charge during fiscal 2013, 2012, or 2011.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2013	2012
Assets held for sale	2.8	2.8
Deferred debt issuance costs	2.2	2.7
Capitalized software costs (1)	2.7	3.8
Deferred contract costs	13.5	14.8
Miscellaneous	6.2	4.8
Total	$27.4	$28.9
_______________________________________

(1)	The Company recorded amortization expense of $0.9 related to capitalized software costs during fiscal 2013, and $1.1 in fiscal 2012 and 2011.
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. During the second quarter of fiscal 2013, the Company ceased operations at a manufacturing facility and classified the remaining assets as held for sale at that time. The Company is actively marketing the properties classified as held for sale. As of August 31, 2013, the carrying value of the properties held for sale was $5.4, of which $2.6 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2013	2012
Deferred compensation and postretirement benefits other than pensions(1)	$31.9	$32.3
Uncertain tax positions liability, including interest(2)	5.7	7.5
Acquisition-related liabilities(3)	9.0	5.2
Deferred revenue	4.9	5.3
Deferred rent	1.9	1.1
Miscellaneous	1.5	3.1
Total	$54.9	$54.5
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

(2)	See the Income Taxes footnote for more information.

(3)	Acquisition-related liabilities - Amounts represent contingent payments and other obligations, including holdback liabilities, related to recent acquisitions.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $86.4, $81.5, and $78.7 in fiscal 2013, 2012, and 2011, respectively.

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
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan. The Company recorded $16.5, $15.9, and $14.2 of share-based expense for the years ending August 31, 2013, 2012, and 2011, respectively. The total income tax benefit recognized for share-based compensation arrangements was $5.6, $5.6, and $4.7 for the years ended August 31, 2013, 2012, and 2011, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, in the Company’s Statements of Cash Flows and amounted to $8.6, $4.9, and $5.3 for fiscal 2013, 2012, and 2011, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $29.0, $27.5, and $28.8 during fiscal 2013, 2012, and 2011, respectively.
Research and Development
Research and development (“R&D”) expense, which is included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income, is expensed as incurred. R&D expense amounted to $32.7, $34.7, and $31.3 during fiscal 2013, 2012, and 2011, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $12.1, $12.6, and $13.4 during fiscal 2013, 2012, and 2011, respectively.
Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $5.7, $5.7, and $5.2 in fiscal 2013, 2012, and 2011, respectively. These costs have been included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2013	2012	2011
Interest expense	$31.9	$31.3	$30.4
Interest income	(0.7)	(0.6)	(0.5)
Interest expense, net	$31.2	$30.7	$29.9
Foreign Currency Translation
The functional currency for the foreign operations of the Company is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income and are excluded from net income.
Miscellaneous (Income) Expense, Net
Miscellaneous (income) expense, net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of expense of $0.2 in fiscal 2013, income of $1.2 in fiscal 2012, and expense of $1.5 in fiscal 2011.
Income Taxes
The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Income/Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2012	$(16.9)	$(67.8)	$(84.7)
Other Comprehensive Income/(Expense) before reclassifications	(1.9)	19.5	17.6
Amounts reclassified from accumulated other comprehensive income	—	4.5	4.5
Net current-period Other Comprehensive Income/(Expense)	(1.9)	24.0	22.1
Balance at August 31, 2013	$(18.8)	$(43.8)	$(62.6)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income (Expense).

	Years Ended August 31,
	2013			2012			2011
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(1.9)	$—	$(1.9)	$(8.2)	$—	$(8.2)	$9.9	$—	$9.9
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	(5.5)	2.2	(3.3)	—	—	—	—	—	—
Actuarial gains (losses)	34.5	(11.7)	22.8	(38.3)	12.9	(25.4)	6.9	(2.5)	4.4
Amortization of defined benefit pension items:
Prior service cost (1)	0.7	(0.3)	0.4	0.1	—	0.1	0.1	—	0.1
Actuarial losses (1)	6.2	(2.1)	4.1	4.1	(1.5)	2.6	4.8	(1.7)	3.1
Total Defined Benefit Plans, net	35.9	(11.9)	24.0	(34.1)	11.4	(22.7)	11.8	(4.2)	7.6
Other Comprehensive Income/(Expense)	$34.0	$(11.9)	$22.1	$(42.3)	$11.4	$(30.9)	$21.7	$(4.2)	$17.5
_______________________________________

(1)
The before tax amount of these accumulated other comprehensive income components is included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

3.    New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2013
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that amended ASU No. 2011-12 and ASU No. 2011-05. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company early adopted ASU 2013-02 in the second quarter of fiscal 2013. The provisions of ASU 2013-02 did not have a material effect on the Company's financial condition, results of operations, and cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the previous guidance that allowed for presentation of other comprehensive income as part of the Statement of Stockholders' Equity. The update allows two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes summarized net income and all components of other comprehensive income. Additionally, the update requires the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the Statement of Comprehensive Income or within the footnotes. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013. The provisions of ASU 2011-05 did not have a material effect on the Company’s financial condition, results of operations, and cash flows.
In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification"). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Additionally, the amendments are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Amendments in ASU 2012-04 that do not provide transition guidance were effective upon issuance for public entities. Amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04 in the first quarter of fiscal 2013. The provisions of ASU 2012-04 did not have a material effect on the Company's financial condition, results of operations, and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Yet to Be Adopted
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, the company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently reviewing the provisions of ASU 2012-02 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company is currently reviewing the provisions of ASU 2011-11 and ASU 2013-01 but does not expect either to have a material effect on the Company's financial condition, results of operations, and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of ASU 2013-05 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), which applies to the presentation of unrecognized tax benefits as a liability on the balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. ASU 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of ASU 2013-11 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.

4.    Acquisitions
The Company has actively pursued opportunities for investment and growth through acquisitions. In recent years, the Company has acquired a number of businesses that participate in the North American lighting market, including the businesses discussed below. The companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction.
eldoLED Acquisition
On March 13, 2013, the Company acquired for cash, including potential additional cash payments that may be paid in future periods under earn-out provisions, all of the ownership interests in eldoLED, a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. Potential cash payments related to the earn-out provisions are

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of those provisions. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of August 31, 2013. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Adura Technologies Acquisition
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura, a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets as of August 31, 2013. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
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
Sunoptics Acquisition
On February 23, 2011, the Company acquired for cash all of the ownership interests in Sunoptics, a premier provider of high-performance, prismatic daylighting solutions based in Sacramento, California. Sunoptics' high-performance prismatic skylights optimize lighting performance through the use of sustainable and energy-efficient solutions for retail, industrial, warehouse, education, government, and office applications. The operating results of Sunoptics have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for Sunoptics during fiscal 2012, and the amounts are reflected in the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2013 and 2012:

	Fair Value Measurements as of:
	August 31, 2013				August 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$359.1	$—	$—	$359.1	$284.5	$—	$—	$284.5
Other	0.7	—	—	0.7	1.3	—	—	1.3
Liabilities:
Other	$0.7	$—	$12.1	$12.8	$1.3	$—	$—	$1.3
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
Changes in the Company's Level 3 liabilities consist of additions totaling $11.7 for preliminary estimates associated with certain acquisition-related liabilities (refer to the Acquisitions footnote). The estimated fair value of the acquisition-related liabilities increased by $0.4 during the fourth quarter of fiscal 2013. Expense associated with the change in the estimated fair value of the acquisition-related liabilities was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2013 and 2012:

	August 31, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$381.5	$349.5	$407.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2013 based on bonds of similar terms and maturity (Level 2).
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Pension and Defined Contribution Plans

Company-sponsored Pension Plans
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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2013 and 2012:

	Domestic Plans		International Plans
	August 31,		August 31,
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$168.1	$136.3	$46.9	$35.8
Service cost	3.4	2.7	0.1	0.1
Interest cost	6.3	6.6	1.7	1.9
Amendments	5.5	—	—	—
Actuarial (gain) loss	(24.9)	29.1	(6.5)	11.1
Curtailment	—	0.1	—	—
Benefits paid	(6.9)	(6.7)	(1.0)	(1.1)
Other	—	—	(1.0)	(0.9)
Benefit obligation at end of year	151.5	168.1	40.2	46.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	$95.6	$83.9	$28.1	$26.5
Actual return on plan assets	9.3	7.9	2.5	2.3
Employer contributions	7.7	10.5	1.1	1.0
Benefits paid	(6.9)	(6.7)	(1.0)	(1.1)
Other	—	—	(0.6)	(0.6)
Fair value of plan assets at end of year	105.7	95.6	30.1	28.1
Funded status at end of year:
Funded Status	$(45.8)	$(72.5)	$(10.1)	$(18.8)
Net amount recognized in Consolidated Balance Sheets	$(45.8)	$(72.5)	$(10.1)	$(18.8)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.2)	$(1.2)	$—	$—
Non-current liabilities	(44.6)	(71.3)	(10.1)	(18.8)
Net amount recognized in Consolidated Balance Sheets	$(45.8)	$(72.5)	$(10.1)	$(18.8)
Accumulated Benefit Obligation	$151.5	$168.1	$40.2	$46.9
Amounts in accumulated other comprehensive income:
Prior service cost	$(5.3)	$(0.6)	$—	$—
Net actuarial loss	(48.9)	(80.4)	(13.0)	(22.8)
Amounts in accumulated other comprehensive income	$(54.2)	$(81.0)	$(13.0)	$(22.8)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$0.8	$0.1	$—	$—
Net actuarial loss	2.0	4.6	1.0	1.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic pension cost for the fiscal years ended August 31, 2013, 2012, and 2011 included the following:

	Domestic Plans			International Plans
	2013	2012	2011	2013	2012	2011
Service cost	$3.4	$2.7	$3.1	$0.1	$0.1	$0.1
Interest cost	6.3	6.6	6.5	1.7	1.9	1.8
Expected return on plan assets	(7.1)	(6.5)	(5.9)	(1.5)	(1.7)	(1.6)
Amortization of prior service cost	0.7	0.1	0.1	—	—	—
Curtailment	—	0.1	—	—	—	—
Recognized actuarial loss	4.4	3.2	3.7	1.8	0.9	1.1
Net periodic pension cost	$7.7	$6.2	$7.5	$2.1	$1.2	$1.4
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2013	2012	2013	2012
Discount rate	4.8%	3.8%	4.5%	3.7%
Rate of compensation increase	5.5%	5.5%	3.3%	2.5%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.8%	5.0%	5.0%	3.7%	5.6%	4.9%
Expected return on plan assets	7.5%	7.5%	7.8%	6.2%	5.5%	6.6%
Rate of compensation increase	5.5%	5.5%	5.5%	2.5%	3.4%	3.1%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.8 and $0.1 for domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.1 and $0.3 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.
The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2013, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2013, the international asset target allocation approximated 60% equity securities, 25% fixed income securities, 10% multi-strategy funds, and 5% real estate securities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan asset allocation at August 31, 2013 and 2012 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2013	2012	2013	2012
Equity securities	58.8%	57.3%	63.4%	70.0%
Fixed income securities	36.4%	37.8%	22.5%	25.0%
Multi-strategy investments	—%	—%	9.6%	—%
Real estate	4.8%	4.9%	4.5%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
The Company’s pension plan assets are stated at fair value from quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance.
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2013 and 2012:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2013	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Large blend fund	$39.1	$39.1	$—	$—
Foreign large blend fund	10.6	10.6	—	—
Small blend fund	12.4	12.4	—	—
Real Estate Fund	5.1	—	—	5.1
Short-Term Investments	5.1	5.1	—	—
Fixed-Income Investments	33.4	—	33.4	—
	$105.7

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2012	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Large blend fund	$35.6	$35.6	$—	$—
Foreign large blend fund	9.2	9.2	—	—
Small blend fund	10.0	10.0	—	—
Real Estate Fund	4.7	—	—	4.7
Short-Term Investments	5.3	5.3	—	—
Fixed-Income Investments	30.8	—	30.8	—
	$95.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2013 and 2012:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2013	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$19.0	$—	$19.0	$—
Real Estate Fund	1.4	—	—	1.4
Multi-Strategy Investments	3.0	—	3.0	—
Fixed-Income Investments	6.7	—	6.7	—
	$30.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2012	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$18.9	$—	$18.9	$—
Real Estate Fund	1.4	—	—	1.4
Fixed-Income Investments	7.8	—	7.8	—
	$28.1
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
The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2013 and 2012:

	Domestic Real Estate Fund
	Years Ended August 31,
	2013	2012
Balance, beginning of year	$4.7	$4.2
Net unrealized gain relating to instruments still held at the reporting date	0.3	0.4
Shares purchased, including from dividend reinvestment	0.1	0.1
Balance, end of year	$5.1	$4.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	International Real Estate Fund
	Years Ended August 31,
	2013	2012
Balance, beginning of year	$1.4	$0.6
Shares purchased, including from dividend reinvestment(1)	—	0.8
Balance, end of year	$1.4	$1.4
_______________________________________

(1)	Activity in 2013 was less than $0.1.
The Company expects to contribute approximately $8.7 and $1.1 during 2014 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during 2014 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2014	$7.0	$1.0
2015	7.1	1.0
2016	7.2	1.0
2017	7.6	1.1
2018	8.4	1.1
2019 - 2023	47.5	6.0
Multi-employer Pension Plans
The Company contributes to three multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be shared by the remaining participating employers.

•
If a participating employer chooses to stop participating in some of its multi-employer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s contributions to these plans were $0.3, $0.2, and $0.2 for the years ended August 31, 2013, 2012, and 2011, respectively. The most recent Pension Protection Act zone status for one of the plans is red, generally defined as less than 65% funded. This plan currently has a rehabilitation plan in place and the Company's contributions include a surcharge.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $4.7 in fiscal 2013 and $4.1 in each of fiscal years 2012 and 2011. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2013, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $9.1, which represented approximately 3.8% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2013 and 2012 consisted of the following:

	August 31,
	2013	2012
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount	(0.4)	(0.5)
Industrial revenue bond due 2021	4.0	4.0
Total debt outstanding	$353.6	$353.5
All future annual principal payments of long-term debt in the amount of $354.0 will become due after fiscal 2018.
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
The $4.0 industrial revenue bond matures in 2021. The interest rates on the $4.0 bond were approximately 0.2% and 0.3% at August 31, 2013 and 2012, respectively.
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
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2013. As of August 31, 2013, the Company had outstanding letters of credit totaling $9.9, primarily for securing collateral requirements

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.3 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.7 issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.    Common Stock and Related Matters
(share data presented in whole units except where otherwise indicated)
Common Stock
Changes in common stock for the years ended August 31, 2013, 2012, and 2011 were as follows:

	Common Stock
	Shares	Amount
(Amounts and shares in millions)		(At par)
Balance at August 31, 2010	50.4	$0.5
Issuance of restricted stock grants, net of forfeitures	0.3	—
Stock options exercised	0.3	—
Balance at August 31, 2011	51.0	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.3	—
Balance at August 31, 2012	51.5	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.5	—
Balance at August 31, 2013	52.2	$0.5
During fiscal 2012, the Company reacquired 252,000 shares of the Company’s outstanding common stock at a total cost of $9.2, which completed the plan to repurchase two million shares previously authorized by the Board of Directors in July 2010. As of August 31, 2013 and 2012, the Company had 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $420.2.
In September 2011, the Company's Board of Directors authorized the repurchase of an additional two million shares of the Company's outstanding common stock. No shares have been repurchased under the repurchase plan approved in September 2011.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2013 or 2012.
Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 62,000 and 180,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2013 and 2012, respectively, as the effect of inclusion would have been antidilutive.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2013, 2012, and 2011:

	Years Ended August 31,
(Amounts and shares in millions, except earnings per share)	2013	2012	2011
Basic Earnings per Share
Net income	$127.4	$116.3	$105.5
Less: Income attributable to participating securities	(2.0)	(2.2)	(1.9)
Net income available to common shareholders	$125.4	$114.1	$103.6
Basic weighted average shares outstanding	42.2	41.4	42.2
Basic earnings per share	$2.97	$2.75	$2.46
Diluted Earnings per Share
Net income	$127.4	$116.3	$105.5
Less: Income attributable to participating securities	(2.0)	(2.2)	(1.9)
Net income available to common shareholders	$125.4	$114.1	$103.6
Basic weighted average shares outstanding	42.2	41.4	42.2
Common stock equivalents	0.3	0.5	0.6
Diluted weighted average shares outstanding	42.5	41.9	42.8
Diluted earnings per share	$2.95	$2.72	$2.42

9.    Share-Based Payments
(share data presented in whole units except where otherwise indicated)
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2013, the Company’s stockholders approved the Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (“2012 Plan”) to replace the Amended and Restated 2007 Acuity Brands, Inc. Long Term Incentive Plan (“2007 Plan”). An aggregate of 2.3 million shares are available for issuance under the new plan including 1.9 million previously issuable shares under the 2007 Plan and 400,000 newly authorized shares. In addition, 1.7 million shares that were previously approved by the Company’s stockholders and that are subject to outstanding awards granted under the 2007 plan are issuable under the 2012 Plan.
In November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors. The Directors’ Plan expired on November 1, 2011. Approximately 16,000 options, which were previously approved by the Company’s stockholders and are subject to awards granted prior to expiration, remain issuable under the Directors’ Plan.
Shares available for grant under all plans were approximately 2.3 million, 2.3 million, and 2.6 million at August 31, 2013, 2012, and 2011, respectively. Forfeited shares are returned to the pool of shares available for grant.
Restricted Stock Awards
As of August 31, 2013, the Company had approximately 660,000 shares outstanding of restricted stock to officers, directors, and other key employees under the 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $13.2, $13.1, and $11.4 in fiscal 2013, 2012, and 2011, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock awards during the fiscal year ended August 31, 2013 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2012	0.8	$44.11
Granted	0.3	$64.01
Vested	(0.3)	$40.88
Forfeited	(0.1)	$53.33
Outstanding at August 31, 2013	0.7	$52.90
As of August 31, 2013, there was $23.8 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended August 31, 2013 and 2012, was approximately $13.4 and $12.6, respectively.
Stock Options
As of August 31, 2013, the Company had approximately 790,000 options outstanding to officers and other key employees under the 2012 Plan. Options issued under the 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vested and became exercisable one year from the date of grant. Options under the Directors' Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2013, approximately 16,000 options remain outstanding under the Director’s Plan and are included in the table below. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $2.5, $2.3, and $2.2 in fiscal 2013, 2012, and 2011, respectively. There was no expense related to the director plan in fiscal 2013, 2012, and 2011.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2013	2012	2011
Dividend yield	0.9%	1.0%	1.3%
Expected volatility	43.8%	43.2%	41.8%
Risk-free interest rate	0.8%	1.1%	1.2%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options	$22.32	$16.43	$16.95

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years ended August 31, 2013, 2012, and 2011 were as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2010	1.5		$27.78	1.1		$26.03
Granted	0.2		$50.56
Exercised	(0.3)		$21.18
Cancelled	(0.1)		$39.57
Outstanding at August 31, 2011	1.3		$31.67	1.0		$28.81
Granted	0.1		$46.29
Exercised	(0.3)		$22.02
Cancelled	—	*	$35.64
Outstanding at August 31, 2012	1.1		$36.25	1.0		$33.06
Granted	0.1		$62.54
Exercised	(0.4)		$30.72
Outstanding at August 31, 2013	0.8		$43.16	0.5		$38.00
Range of option exercise prices:
$20.01 - $30.00 (average life - 2.9 years)	—	*	$25.58	—	*	$25.58
$30.01 - $40.00 (average life - 5.0 years)	0.3		$34.25	0.3		$34.25
$40.01 - $50.00 (average life - 6.4 years)	0.3		$43.62	0.1		$41.81
$50.01 - $70.00 (average life - 8.1 years)	0.2		$56.35	0.1		$50.56
_______________________________________

*	Represents outstanding or exercisable shares of less than 0.1.

The total intrinsic value of options exercised during the years ended August 31, 2013 and 2012 was $19.2 and $11.7, respectively. As of August 31, 2013, the total intrinsic value of options outstanding was $33.5, the total intrinsic value of options expected to vest was $33.4, and the total intrinsic value of options exercisable was $25.5. As of August 31, 2013, there was $2.7 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan (“SDSP”) as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2013, approximately 23,000 fully vested share units remain deferred, but undistributed, under the 2012 Plan. There was no compensation expense related to these share units during fiscal years 2013, 2012, and 2011.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan ("2006 Plan"). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan ("2011 Plan"), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Shares available for issuance under both plans were approximately 400,000 at both August 31, 2013 and 2012 and

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 200,000 at August 31, 2011. As of August 31, 2013, approximately 135,000 share units were deferred, but undistributed, under the 2006 Plan and the 2011 Plan.
Compensation expense recognized related to the share units under these plans was $0.8 million, $0.5 million, and $0.6 million in fiscal 2013, 2012, and 2011, respectively.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2013. Employees may participate at their discretion.

10.    Commitments and Contingencies
Self-Insurance
It is the policy of the Company to self-insure — up to certain limits — traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow. The Company is also self-insured for the majority of its medical benefit plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $14.3, $12.1, $11.2, $9.1, $5.2, and $9.4 for fiscal 2014, 2015, 2016, 2017, 2018, and after 2018, respectively.
Total rent expense was $16.2, $15.7, and $15.8 in fiscal 2013, 2012, and 2011, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2013 include $99.5, $1.5, and $1.5 in fiscal 2014, 2015, and 2016, respectively. As of August 31, 2013, the Company had no purchase obligations extending beyond August 31, 2016.
Collective Bargaining Agreements
Approximately 60% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 47% of the Company’s work force will expire within one year.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
On March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on available information, management estimates that the Company's loss was approximately $8.1 which is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income.

The Company is seeking to recover its loss through multiple sources including, but not limited to, claims against the freight service company, claims against certain parties affiliated with the freight service company, and claims under insurance policies maintained by the Company.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code. Based on available information, management cannot estimate the amount or timing of potential recovery, if any, although management believes that at least some portion of the loss will be covered by insurance policies maintained by the Company.   Any future recovery will be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any future costs will not have a material adverse effect on the financial condition or results of operations of Acuity Brands.
Environmental Matters
The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company invests capital and incurs operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The Company is not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on the Company. The cost of responding to future changes may be substantial. The Company establishes reserves for known environmental claims when the associated costs become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that reserved due to difficulty in estimating such costs.
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
Acuity Brands completed the spin-off of its specialty products business (the “Spin-off”), Zep Inc. (“Zep”) on October 31, 2007, by distributing all of the shares of Zep common stock, par value $0.01 per share, to the Company's stockholders of record as of October 17, 2007. In conjunction with the separation of their businesses (the “Distribution”), Acuity Brands and Zep entered into various agreements that addressed the allocation of assets and liabilities and defined the Company’s relationship with Zep after the Distribution, including a tax disaffiliation agreement. The tax disaffiliation agreement provides that Acuity Brands will indemnify Zep for certain taxes and liabilities that may arise related to the Distribution and generally for deficiencies, if any, with respect to federal, state, local, or foreign taxes of Zep for periods before the Distribution. Liabilities determined under the tax disaffiliation agreement terminate upon the expiration of the applicable statutes of limitation for such liabilities. There is no stated maximum potential liability included in the tax disaffiliation agreement. The Company does not believe that any amounts it is likely to be required to pay under these indemnities will be material to the Company’s financial position, results of operations, or cash flow. The Company cannot estimate the potential amount of future payments under these indemnities because claims that would result in a liability under the indemnities are not fully known.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Liabilities
During the negotiations related to business combinations, the previous owners of the acquired entity (“acquiree”) typically indemnify the Company for specific unrecognized liabilities of the acquiree in existence as of the date of acquisition. For some acquisitions of businesses, the Company acts in the place of escrow agents in the holding of funds, including accrued interest (collectively, the “holdback funds”), used to fulfill pre-acquisition obligations agreed to be paid by the acquiree. These funds represent consideration given to the previous owners of the businesses acquired and are payable to them, net of any pre-acquisition obligations satisfied within a stated amount of time, at a future date. Any potential pre-acquisition obligations for which the Company may be reimbursed through the holdback funds are usually uncertain as of the date of the change of control. In certain circumstances, the Company is capable of the identification and quantification of particular liabilities including, but not limited to, uncertain tax positions, legal issues, and other outstanding obligations not recognized in the financial statements of the acquired entity. Under ASC Topic 805, Business Combinations, these unrecognized liabilities are recorded as obligations of the Company with a corresponding receivable due from the previous owners as of the date of acquisition and are included as part of the acquisition accounting. The actual costs of resolving pre-acquisition obligations may be substantially higher than the holdback funds or amounts reserved. The Company does not believe that any amounts it is likely to be required to pay under these acquisition-related liabilities, including net holdback funds, will be material to the Company’s financial position, results of operations, or cash flow.
Product Warranty and Recall Costs
Acuity Brands records an allowance for the estimated amount of future warranty or recall costs when the related revenue is recognized, primarily based on historical experience of identified warranty claims. However, there can be no assurance that future warranty costs will not exceed historical amounts or new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.
The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2013 and 2012 are summarized as follows:

	2013	2012
Balance at September 1	$4.0	$4.2
Adjustments to the warranty and recall reserve	6.7	5.6
Payments made during the period	(4.8)	(5.8)
Balance at August 31	$5.9	$4.0

11.    Special Charge

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
Fiscal 2012 Actions
During fiscal 2012, the Company continued efforts to streamline the organization through the planned closure of its Cochran, Georgia production facility (“Cochran facility”) and reductions in workforce resulting from the downsizing of the Company’s operations in Spain as well as the realignment of responsibilities primarily within various Selling, Distribution, and Administrative (“SD&A”) departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting for the continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a $2.7 pre-tax special charge in the first quarter of fiscal 2012 related to the realignment of responsibilities primarily within various SD&A departments. The Company recorded a pre-tax special charge of approximately $1.2 during the second quarter of fiscal 2012 associated with a reduction in workforce, primarily at its operations in Spain. The reduction in workforce was due to the decline in market conditions in Spain, which were not expected to rebound materially in the near future. The pre-tax charge consisted primarily of severance and other employee related costs.
During the second quarter of fiscal 2012, the Company decided to close its Cochran facility. The closure was principally completed by the end of the second quarter of fiscal 2013. The Company transitioned production from the Cochran facility, which produced less than 10% of the Company’s total sales, to various existing facilities in North America.
During fiscal 2012, approximately $9.4 of pre-tax special charges related to the Cochran facility closure consisting primarily of severance and employee-related costs of $7.6, production transfer expenses of $1.4, and non-cash impairments and other miscellaneous costs of $0.4 were recognized and were included in Special Charge in the Consolidated Statements of Comprehensive Income. In addition, related pre-tax expenses of $4.4 were recognized in fiscal 2012 and were included in Cost of Products Sold in the Company’s Consolidated Statements of Comprehensive Income. These related expenses consisted of manufacturing inefficiencies of $3.2 and non-cash asset impairments of $1.2 related to the abandonment of certain otherwise usable inventory at the Cochran facility.
During fiscal 2013, approximately $0.8 of net pre-tax special charges related to fiscal 2012 actions, consisting primarily of production transfer expenses, were recognized and were included in Special Charge in the Consolidated Statements of Comprehensive Income. In addition, related pre-tax expenses of $8.4 directly attributable to temporary manufacturing inefficiencies were recorded in the first nine months of fiscal 2013 and were included in Cost of Products Sold in the Consolidated Statements of Comprehensive Income. Management anticipates no further costs related to this streamlining effort will be incurred after fiscal 2013.
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
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which are included in Special Charge in the Consolidated Statements of Comprehensive Income.
The remaining severance reserves related to these programs are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2013 are summarized as follows:

	Fiscal 2008 - 2010	Fiscal 2012	Fiscal 2013
	Actions	Actions	Actions
Balance as of August 31, 2012	$0.2	$5.6	$—
Special charge adjustment	(0.1)	(0.4)	7.6
Payments made during the period	(0.1)	(5.2)	(2.5)
Balance as of August 31, 2013	$—	$—	$5.1

12.    Income Taxes
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2013	2012	2011
Provision for current federal taxes	$48.4	$47.9	$36.9
Provision for current state taxes	6.9	5.4	3.9
Provision for current foreign taxes	4.2	3.7	2.3
Provision for deferred taxes	6.2	5.7	9.0
Total provision for income taxes	$65.7	$62.7	$52.1
A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2013	2012	2011
Federal income tax computed at statutory rate	$67.6	$62.6	$55.1
State income tax, net of federal income tax benefit	4.8	4.5	4.0
Foreign permanent differences and rate differential	(1.1)	(1.2)	(0.8)
Other, net	(5.6)	(3.2)	(6.2)
Total provision for income taxes	$65.7	$62.7	$52.1
Components of the net deferred income taxes at August 31, 2013 and 2012 include:

	August 31,
	2013	2012
Deferred Income Tax Liabilities:
Depreciation	$(8.1)	$(6.0)
Goodwill and intangibles	(98.6)	(88.2)
Other liabilities	(5.8)	(6.1)
Total deferred income tax liabilities	(112.5)	(100.3)
Deferred Income Tax Assets:
Self-insurance	3.6	3.2
Pension	17.6	30.4
Deferred compensation	26.0	26.0
Bonuses	0.7	1.9
Net operating losses	17.6	13.7
Other accruals not yet deductible	14.4	12.5
Other assets	6.4	6.5
Total deferred income tax assets	86.3	94.2
Valuation Allowance	(12.4)	(10.2)
Net deferred income tax liabilities	$(38.6)	$(16.3)
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $47.3 at August 31, 2013; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.
At August 31, 2013, the Company had state tax credit carryforwards of approximately $2.0, which will expire between 2018 and 2022. At August 31, 2013, the Company had federal net operating loss carryforwards of $31.4 that expire beginning

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2027, state net operating loss carryforwards of $16.2 that begin expiring in 2028, and foreign net operating loss carryforwards of $22.4 that begin expiring in 2014.
The gross amount of unrecognized tax benefits as of August 31, 2013 totaled $5.0, which includes $4.0 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2009 or for foreign income tax examinations before 2007. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2013 and 2012 is as follows:

	2013	2012
Unrecognized tax benefits balance at September 1	$7.0	$6.8
Additions based on tax positions related to the current year	0.3	0.2
Additions for tax positions of prior years	0.6	1.1
Reductions for tax positions of prior years	—	(0.3)
Reductions due to settlements	(0.3)	(0.1)
Reductions due to lapse of statute of limitations	(2.6)	(0.7)
Unrecognized tax benefits balance at August 31	$5.0	$7.0
During fiscal 2013, the Company did not increase its interest accrual associated with uncertain tax positions. Total accrued interest was $0.6 and $0.8 as of August 31, 2013 and 2012, respectively. There were no accruals related to income tax penalties during fiscal 2013. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Geographic Information
The Company has one operating segment. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2013	2012	2011
Net sales(1)
Domestic(2)	$1,854.9	$1,728.1	$1,604.5
International	234.2	205.6	191.2
Total	$2,089.1	$1,933.7	$1,795.7
Operating profit
Domestic(2)	$207.2	$197.7	$175.4
International	14.3	10.3	13.3
Total	$221.5	$208.0	$188.7
Income before Provision for Income Taxes
Domestic(2)	$181.2	$171.6	$145.5
International	11.9	7.4	12.1
Total	$193.1	$179.0	$157.6
Long-lived assets(3)
Domestic(2)	$146.1	$141.9	$140.8
International	30.9	30.3	32.7
Total	$177.0	$172.2	$173.5
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, deferred compensation plan assets, long-term deferred income tax assets, and other long-term assets.

14.    Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, engaged in the refinancing of the current debt outstanding through a private placement bond offering of $350.0 aggregate principal amount of senior unsecured notes due in fiscal 2020. See the Debt and Lines of Credit footnote for further information on the refinancing activities.
In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchases of the Notes, ABL and the Guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$331.0	$0.8	$—	$27.3	$—	$359.1
Accounts receivable, net	—	270.8	—	47.5	—	318.3
Inventories	—	191.2	—	11.8	—	203.0
Other current assets	4.4	23.0	—	5.7	—	33.1
Total Current Assets	335.4	485.8	—	92.3	—	913.5
Property, Plant, and Equipment, net	0.4	118.1	—	29.4	—	147.9
Goodwill	—	517.0	2.7	48.5	—	568.2
Intangible assets	—	99.9	119.2	26.0	—	245.1
Other long-term assets	3.8	19.4	—	5.9	—	29.1
Investments in and amounts due from subsidiaries	701.5	170.7	118.2	(61.5)	(928.9)	—
Total Assets	$1,041.1	$1,410.9	$240.1	$140.6	$(928.9)	$1,903.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.6	$233.2	$—	$14.7	$—	$249.5
Other accrued liabilities	17.0	95.0	—	24.7	—	136.7
Total Current Liabilities	18.6	328.2	—	39.4	—	386.2
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	(32.5)	85.8	—	0.6	—	53.9
Other Long-Term Liabilities	61.5	33.6	—	21.5	—	116.6
Total Stockholders’ Equity	993.5	609.7	240.1	79.1	(928.9)	993.5
Total Liabilities and Stockholders’ Equity	$1,041.1	$1,410.9	$240.1	$140.6	$(928.9)	$1,903.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$246.6	$—	$—	$37.9	$—	$284.5
Accounts receivable, net	—	228.2	—	35.6	—	263.8
Inventories	—	183.8	—	10.3	—	194.1
Other current assets	4.5	26.2	—	5.9	—	36.6
Total Current Assets	251.1	438.2	—	89.7	—	779.0
Property, Plant, and Equipment, net	—	109.6	—	29.6	—	139.2
Goodwill	—	516.1	2.7	36.1	—	554.9
Intangible assets	—	104.5	122.0	4.3	—	230.8
Other long-term assets	3.6	20.8	—	8.6	—	33.0
Investments in and amounts due from subsidiaries	621.7	115.6	98.1	(43.0)	(792.4)	—
Total Assets	$876.4	$1,304.8	$222.8	$125.3	$(792.4)	$1,736.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.8	$218.0	$—	$13.9	$—	$232.7
Other accrued liabilities	12.6	103.2	—	16.3	—	132.1
Total Current Liabilities	13.4	321.2	—	30.2	—	364.8
Long-Term Debt	—	353.5	—	—	—	353.5
Deferred Income Taxes	(32.0)	68.2	—	(2.8)	—	33.4
Other Long-Term Liabilities	61.0	64.7	—	25.5	—	151.2
Total Stockholders’ Equity	834.0	497.2	222.8	72.4	(792.4)	834.0
Total Liabilities and Stockholders’ Equity	$876.4	$1,304.8	$222.8	$125.3	$(792.4)	$1,736.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,851.4	$—	$237.7	$—	$2,089.1
Intercompany sales	—	—	31.8	85.0	(116.8)	—
Total Sales	—	1,851.4	31.8	322.7	(116.8)	2,089.1
Cost of Products Sold	—	1,088.6	—	247.9	(85.0)	1,251.5
Gross Profit	—	762.8	31.8	74.8	(31.8)	837.6
Selling, Distribution, and Administrative Expenses	28.0	542.6	2.9	65.9	(31.8)	607.6
Intercompany charges	(37.5)	32.8	—	4.7	—	—
Special Charge	—	6.5	—	2.0	—	8.5
Operating Profit	9.5	180.9	28.9	2.2	—	221.5
Interest expense (income), net	9.4	22.1	—	(0.3)	—	31.2
Equity earnings in subsidiaries	(127.4)	(2.1)	—	—	129.5	—
Miscellaneous (income) expense, net	—	(1.0)	—	(1.8)	—	(2.8)
Income (Loss) before Provision for Income Taxes	127.5	161.9	28.9	4.3	(129.5)	193.1
Provision for Income Taxes	0.1	51.5	11.6	2.5	—	65.7
Net Income	$127.4	$110.4	$17.3	$1.8	$(129.5)	$127.4

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	$(1.9)	$(1.9)	$—	$—	$1.9	$(1.9)
Defined Benefit Pension Plans, net	$24.0	$17.3	$—	$7.2	$(24.5)	$24.0
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	$22.1	$15.4	$—	$7.2	$(22.6)	$22.1
Other Comprehensive Income/(Expense)	$149.5	$125.8	$17.3	$9.0	$(152.1)	$149.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,726.4	$—	$207.3	$—	$1,933.7
Intercompany sales	—	—	30.2	67.5	(97.7)	—
Total Sales	—	1,726.4	30.2	274.8	(97.7)	1,933.7
Cost of Products Sold	—	1,002.9	—	210.3	(67.5)	1,145.7
Gross Profit	—	723.5	30.2	64.5	(30.2)	788.0
Selling, Distribution, and Administrative Expenses	25.4	508.4	3.5	59.6	(30.2)	566.7
Intercompany charges	(35.4)	30.7	—	4.7	—	—
Special Charges	—	12.4	—	0.9	—	13.3
Operating Profit (Loss)	10.0	172.0	26.7	(0.7)	—	208.0
Interest expense (income), net	8.9	22.2	—	(0.4)	—	30.7
Equity earnings in subsidiaries	(115.4)	1.3	—	0.1	114.0	—
Miscellaneous (income) expense, net	(0.3)	(2.1)	—	0.7	—	(1.7)
Income before Provision for Income Taxes	116.8	150.6	26.7	(1.1)	(114.0)	179.0
Provision for Income Taxes	0.5	49.2	10.8	2.2	—	62.7
Net Income	$116.3	$101.4	$15.9	$(3.3)	$(114.0)	$116.3

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	$(8.2)	$(8.2)	$—	$—	$8.2	$(8.2)
Defined Benefit Pension Plans, net	$(22.7)	$(13.9)	$—	$(7.4)	$21.3	$(22.7)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	$(30.9)	$(22.1)	$—	$(7.4)	$29.5	$(30.9)
Other Comprehensive Income/(Expense)	$85.4	$79.3	$15.9	$(10.7)	$(84.5)	$85.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,603.4	$—	$192.3	$—	$1,795.7
Intercompany sales	—	—	27.7	71.8	(99.5)	—
Total Sales	—	1,603.4	27.7	264.1	(99.5)	1,795.7
Cost of Products Sold	—	934.1	—	203.4	(71.8)	1,065.7
Gross Profit	—	669.3	27.7	60.7	(27.7)	730.0
Selling, Distribution, and Administrative Expenses	25.3	483.8	4.6	55.3	(27.7)	541.3
Intercompany charges	(35.8)	30.9	—	4.9	—	—
Operating Profit	10.5	154.6	23.1	0.5	—	188.7
Interest expense (income), net	8.4	21.8	—	(0.3)	—	29.9
Equity earnings in subsidiaries	(103.9)	(3.1)	—	0.1	106.9	—
Miscellaneous (income) expense, net	(0.3)	1.6	—	(0.1)	—	1.2
Income before Provision for Income Taxes	106.3	134.3	23.1	0.8	(106.9)	157.6
Provision for Income Taxes	0.8	41.9	9.3	0.1	—	52.1
Net Income	105.5	92.4	13.8	0.7	(106.9)	105.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	$9.9	$9.9	$—	$—	$(9.9)	$9.9
Defined Benefit Pension Plans, net	$7.6	$5.0	$—	$2.2	$(7.2)	$7.6
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	$17.5	$14.9	$—	$2.2	$(17.1)	$17.5
Other Comprehensive Income/(Expense)	$123.0	$107.3	$13.8	$2.9	$(124.0)	$123.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$83.7	$46.4	$—	$14.3	$(12.1)	$132.3
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.4)	(36.9)	—	(3.3)	—	(40.6)
Proceeds from sale of property, plant, and equipment	—	7.6	—	—	—	7.6
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of business and intangible assets	—	(3.7)	—	(21.8)	—	(25.5)
Net Cash Used for Investing Activities	(0.4)	(46.1)	—	(25.1)	13.1	(58.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	14.9	—	—	—	—	14.9
Repurchases of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payments	8.6	—	—	—	—	8.6
Intercompany dividends	—	—	—	(12.1)	12.1	—
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(22.4)	—	—	—	—	(22.4)
Net Cash Provided by (Used for) Financing Activities	1.1	—	—	1.0	(1.0)	1.1
Effect of Exchange Rate Changes on Cash	—	0.5	—	(0.8)	—	(0.3)
Net Change in Cash and Cash Equivalents	84.4	0.8	—	(10.6)	—	74.6
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$331.0	$0.8	$—	$27.3	$—	$359.1

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2011
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$126.3	$18.0	$—	$16.8	$—	$161.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(20.0)	—	(3.3)	—	(23.3)
Proceeds from sale of property, plant, and equipment	—	1.2	—	—	—	1.2
Investments in subsidiaries	(90.4)	—	—	—	90.4	—
Acquisitions of businesses	—	(90.4)	—	—	—	(90.4)
Net Cash Used for Investing Activities	(90.4)	(109.2)	—	(3.3)	90.4	(112.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.5	—	—	—	—	6.5
Repurchases of common stock	(61.0)	—	—	—	—	(61.0)
Excess tax benefits from share-based payments	5.3	—	—	—	—	5.3
Intercompany capital	—	90.4	—	—	(90.4)	—
Dividends paid	(22.6)	—	—	—	—	(22.6)
Net Cash (Used for) Provided by Financing Activities	(71.8)	90.4	—	—	(90.4)	(71.8)
Effect of Exchange Rate Changes on Cash	—	0.5	—	1.9	—	2.4
Net Change in Cash and Cash Equivalents	(35.9)	(0.3)	—	15.4	—	(20.8)
Cash and Cash Equivalents at Beginning of Period	163.1	0.4	—	27.5	—	191.0
Cash and Cash Equivalents at End of Period	$127.2	$0.1	$—	$42.9	$—	$170.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$481.1	$486.7	$541.5	$579.8
Gross Profit	$189.5	$189.7	$221.1	$237.3
Net Income	$26.1	$24.7	$31.7	$44.9
Basic Earnings per Share	$0.61	$0.58	$0.74	$1.04
Diluted Earnings per Share	$0.61	$0.57	$0.73	$1.03

	Fiscal Year 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$474.3	$457.7	$487.5	$514.3
Gross Profit	$193.6	$181.9	$202.0	$210.5
Net Income	$29.9	$19.5	$33.6	$33.3
Basic Earnings per Share	$0.71	$0.46	$0.80	$0.78
Diluted Earnings per Share	$0.70	$0.46	$0.79	$0.78

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of August 31, 2013 at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2013 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, is included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, is included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2013 Summary Compensation Table, Fiscal 2013 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2013 Year-End, Option Exercises and Stock Vested in Fiscal 2013, Pension Benefits in Fiscal 2013, Fiscal 2013 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2014, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	35
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of August 31, 2013 and 2012	38
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2013, 2012, and 2011	39
	Consolidated Statements of Cash Flows for the years ended August 31, 2013, 2012, and 2011	40
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2013, 2012, and 2011	41
	Notes to Consolidated Financial Statements	42
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	91
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

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
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
Reference is made to Exhibit 10 of registrant’s Form 10-Q as filed with the Commission on April 4, 2012, which is incorporated herein by reference.
	(3)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Form of Severance Agreement.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on January 6, 2009, which is incorporated herein by reference.
	(4)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(5)	Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(8)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(9)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(10)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(11)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(12)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(13)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
	(14)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(3)of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
	(15)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(16)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(17)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(18)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(19)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(20)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(21)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(22)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(23)	Form of Restricted Stock Award Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(6) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(24)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(25)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(26)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(27)	Form of Acuity Brands, Inc. Long-Term Incentive Plan Restricted Stock Award.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(28)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(30)	2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on October 5, 2006, which is incorporated herein by reference.

(31)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(32)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(33)	Amendment No. 1 to Acuity Brands, Inc. Long-Term Incentive Plan dated September 29, 2006.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(34)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(35)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(36)	Amendment No. 1 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(37)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(38)	Amendment No. 2 to Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands, Inc. Senior Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(40)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(42)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(43)	Amendment No. 1 to Nonemployee Director Stock Option Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(44)	Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(45)	Acuity Brands, Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

(46)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(48)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.
(49)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(50)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(51)	Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(52)	Amendment No. 3 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(89) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(53)	Amendment No. 4 to Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(90) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(54)	Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10 (h) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(55)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(56)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(57)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(58)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(59)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(60)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.

	(61)	Form of Severance Agreement.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(62)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(63)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
	(64)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(65)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(66)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(67)	Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2011, which is incorporated herein by reference.
	(68)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
	(69)	Amendment No. 4 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(69) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
	(70)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(71)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(72)	Form of Stock Notification and Award Agreement for restricted stock.	Filed with the Commission as part of this Form 10-K.
	(73)	Form of Stock Notification and Award Agreement for stock options.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2013, filed on October 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2013, 2012, and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2013, 2012, and 2011 and (v) the Notes to Consolidated Financial Statements.
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
ACUITY BRANDS, INC.

Date:	October 29, 2013	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 29, 2013
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 29, 2013
Richard K. Reece

	*	Director	October 29, 2013
Peter C. Browning

	*	Director	October 29, 2013
George C. (Jack) Guynn

	*	Director	October 29, 2013
Gordon D. Harnett

	*	Director	October 29, 2013
Robert F. McCullough

	*	Director	October 29, 2013
Julia B. North

	*	Director	October 29, 2013
Dominic J. Pileggi

	*	Director	October 29, 2013
Ray M. Robinson

	*	Director	October 29, 2013
Norman H. Wesley

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 29, 2013
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2013, 2012, and 2011
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts(1)	Deductions	Balance at End of Year
Year Ended August 31, 2013:
Reserve for doubtful accounts	$1.4	0.2	—	0.1	$1.5
Reserve for estimated warranty and recall costs	$4.0	6.7	—	4.8	$5.9
Reserve for estimated returns and allowances	$3.9	48.9	—	48.1	$4.7
Self-insurance reserve(2)	$8.5	7.3	0.4	7.0	$9.2
Year Ended August 31, 2012:
Reserve for doubtful accounts	$1.8	0.4	—	0.8	$1.4
Reserve for estimated warranty and recall costs	$4.2	5.6	—	5.8	$4.0
Reserve for estimated returns and allowances	$4.9	39.6	—	40.6	$3.9
Self-insurance reserve(2)	$9.1	5.8	0.5	6.9	$8.5
Year Ended August 31, 2011:
Reserve for doubtful accounts	$2.0	0.4	0.1	0.7	$1.8
Reserve for estimated warranty and recall costs	$3.6	5.1	0.6	5.1	$4.2
Reserve for estimated returns and allowances	$4.8	45.5	—	45.4	$4.9
Self-insurance reserve(2)	$9.5	6.0	—	6.4	$9.1
_______________________________________

(1)	Includes recoveries and adjustments credited to the reserve.

(2)	Includes reserves for workers’ compensation, auto, product, and general liability claims.