Form 10-Q
period 2013-11-30
ACUITY BRANDS INC
filed 2014-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013.
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
Common stock — $0.01 par value — 43,059,952 shares as of January 7, 2014.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30, 2013	August 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$398.1	$359.1
Accounts receivable, less reserve for doubtful accounts of $2.0 and $1.5 as of November 30, 2013 and August 31, 2013, respectively	332.6	318.3
Inventories	208.3	203.0
Deferred income taxes	14.7	13.6
Prepayments and other current assets	25.6	19.5
Total Current Assets	979.3	913.5
Property, Plant, and Equipment, at cost:
Land	6.6	7.2
Buildings and leasehold improvements	108.4	109.6
Machinery and equipment	361.3	354.5
Total Property, Plant, and Equipment	476.3	471.3
Less — Accumulated depreciation and amortization	329.2	323.4
Property, Plant, and Equipment, net	147.1	147.9
Other Assets:
Goodwill	570.4	568.2
Intangible assets, net	241.1	245.1
Deferred income taxes	1.6	1.7
Other long-term assets	26.7	27.4
Total Other Assets	839.8	842.4
Total Assets	$1,966.2	$1,903.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244.3	$249.5
Accrued compensation	27.2	28.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	123.2	107.5
Total Current Liabilities	395.9	386.2
Long-Term Debt	353.6	353.6
Accrued Pension Liabilities, less current portion	52.2	54.7
Deferred Income Taxes	55.9	53.9
Self-Insurance Reserves, less current portion	7.2	7.0
Other Long-Term Liabilities	61.8	54.9
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,394,129 issued and 42,674,874 outstanding at November 30, 2013; 52,205,933 issued and 42,486,678 outstanding at August 31, 2013	0.5	0.5
Paid-in capital	739.8	735.5
Retained earnings	779.2	740.3
Accumulated other comprehensive loss items	(59.7)	(62.6)
Treasury stock, at cost, 9,719,255 shares at November 30, 2013 and August 31, 2013	(420.2)	(420.2)
Total Stockholders’ Equity	1,039.6	993.5
Total Liabilities and Stockholders’ Equity	$1,966.2	$1,903.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2013	November 30, 2012
Net Sales	$574.7	$481.1
Cost of Products Sold	337.6	291.6
Gross Profit	237.1	189.5
Selling, Distribution, and Administrative Expenses	159.7	140.6
Special Charge	—	0.7
Operating Profit	77.4	48.2
Other Expense (Income):
Interest Expense, net	8.0	7.7
Miscellaneous Expense, net	0.6	0.1
Total Other Expense	8.6	7.8
Income before Provision for Income Taxes	68.8	40.4
Provision for Income Taxes	24.3	14.3
Net Income	$44.5	$26.1

Earnings Per Share:
Basic Earnings per Share	$1.03	$0.61
Basic Weighted Average Number of Shares Outstanding	42.6	41.8
Diluted Earnings per Share	$1.03	$0.61
Diluted Weighted Average Number of Shares Outstanding	42.9	42.3
Dividends Declared per Share	$0.13	$0.13

Comprehensive Income:
Net income	$44.5	$26.1
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	2.3	1.3
Defined benefit pension plans, net	0.6	(2.1)
Other Comprehensive Income/(Expense) Items, net of tax	2.9	(0.8)
Comprehensive Income	$47.4	$25.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30,
	2013	2012
Cash Provided by/(Used for) Operating Activities:
Net income	$44.5	$26.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10.6	10.0
Share-based compensation expense	4.5	4.3
Excess tax benefits from share-based payments	(5.2)	(5.4)
Deferred income taxes	0.8	1.1
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	(14.0)	(6.6)
Inventories	(5.0)	0.5
Prepayments and other current assets	(4.7)	(5.3)
Accounts payable	(5.4)	(28.4)
Other current liabilities	19.8	(9.9)
Other	(2.5)	(0.9)
Net Cash Provided by/(Used for) Operating Activities	43.4	(14.5)
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(8.5)	(11.2)
Proceeds from sale of property, plant, and equipment	0.9	—
Net Cash Used for Investing Activities	(7.6)	(11.2)
Cash Provided by/(Used for) Financing Activities:
Proceeds from stock option exercises and other	2.6	8.2
Excess tax benefits from share-based payments	5.2	5.4
Dividends paid	(5.6)	(5.5)
Net Cash Provided by Financing Activities	2.2	8.1
Effect of Exchange Rate Changes on Cash	1.0	0.6
Net Change in Cash and Cash Equivalents	39.0	(17.0)
Cash and Cash Equivalents at Beginning of Period	359.1	284.5
Cash and Cash Equivalents at End of Period	$398.1	$267.5
Supplemental Cash Flow Information:
Income taxes paid during the period	$13.4	$7.6
Interest paid during the period	$10.5	$9.7

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
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors, and system management software.The operating results for Adura have been included in the Company’s consolidated financial statements since the date of acquisition.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2013, the consolidated statements of comprehensive income for the three months ended November 30, 2013 and 2012, and the consolidated cash flows for the three months ended November 30, 2013 and 2012. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2014.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period.

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2014
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, a company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2014. The provisions of ASU 2012-02 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company adopted ASU 2012-02 in the first quarter of fiscal 2014. The provisions of ASU 2013-01 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
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
The Company has actively pursued opportunities for investment and growth through acquisitions. The Company has acquired businesses that participate in the lighting market, as discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction as compared with the Company’s financial condition, results of operations, or cash flows in any of the periods in which control was obtained.
eldoLED Acquisition
On March 13, 2013, the Company acquired for cash, including potential additional cash payments that may be paid in future periods under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, the Netherlands. Potential cash payments related to the earn-out provisions are payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of the earn-out provisions. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the deferred tax assets and liabilities.
Adura Technologies Acquisition
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors, and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Management finalized the acquisition accounting for Adura during the first quarter of fiscal 2014 and the amounts are reflected in the Consolidated Balance Sheets.

5.	Assets Held For Sale
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. During the first quarter of fiscal 2014, the Company ceased operations at two small manufacturing facilities and classified the remaining assets as held for sale at that time. One property was subsequently sold in the first quarter, resulting in an immaterial loss. The Company is actively marketing the remaining properties classified as held for sale. As of November 30, 2013, the carrying value of the properties held for sale was $6.7, of which $3.9 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2013 and August 31, 2013:

	Fair Value Measurements as of:
	November 30, 2013				August 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$398.1	$—	$—	$398.1	$359.1	$—	$—	$359.1
Other	0.7	—	—	0.7	0.7	—	—	0.7
Liabilities:
Other	$0.7	$—	$12.8	$13.5	$0.7	$—	$12.1	$12.8

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
The fair value of Level 3 liabilities is estimated using a discounted cash flow technique with significant inputs that are not observable in the market, appropriately discounted considering the uncertainties associated with the obligation. Changes in these inputs, including probability assessments or the discount rate, could result in a higher or lower fair value measurement. Any reasonably likely change in the assumptions used in the analysis would not result in a material change to fair value of these liabilities.
No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in liabilities during the first quarter of fiscal 2014 was due to a $0.4 increase in the estimated fair value and a $0.3 increase due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2013 and August 31, 2013:

	November 30, 2013		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$383.4	$349.6	$381.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on the discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2013 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $2.7 and $2.6 related to intangible assets with finite lives during the three months ended November 30, 2013 and 2012, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.2 in fiscal 2014, $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, and $10.2 in fiscal 2018.
The changes in the carrying amount of goodwill during the three months ended November 30, 2013 are summarized as follows:

Balance at August 31, 2013	$568.2
Adjustments for acquired businesses	1.9
Foreign currency translation adjustments	0.3
Balance at November 30, 2013	$570.4

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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	November 30, 2013	August 31, 2013
Raw materials, supplies, and work in process(1)	$124.8	$122.6
Finished goods	94.9	90.9
	219.7	213.5
Less: Reserves	(11.4)	(10.5)
Total Inventory	$208.3	$203.0
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials, supplies, and work in process to be meaningful information.

9.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Topic 260, Earnings Per Share (“ASC 260”), during the period. The new equity plan approved in January 2013 changed the dividend provisions causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 are not participating securities as prescribed by the two-class method under ASC 260 and are accounted for in the diluted earnings per share calculation described below.

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 29,974 and 94,363 were excluded from the diluted earnings per share calculation for the three months ended November 30, 2013 and 2012, respectively, as the effect of inclusion would have been antidilutive. Restricted stock of approximately 33,807 were excluded from the diluted earnings per share calculation for the three months ended November 30, 2013 as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2013 and 2012:

	Three Months Ended
	November 30, 2013	November 30, 2012
Basic Earnings per Share:
Net income	$44.5	$26.1
Less: Income attributable to participating securities	(0.5)	(0.5)
Net income available to common shareholders	$44.0	$25.6
Basic weighted average shares outstanding	42.6	41.8
Basic earnings per share	$1.03	$0.61
Diluted Earnings per Share:
Net income	$44.5	$26.1
Less: Income attributable to participating securities	(0.5)	(0.5)
Net income available to common shareholders	$44.0	$25.6
Basic weighted average shares outstanding	42.6	41.8
Common stock equivalents	0.3	0.5
Diluted weighted average shares outstanding	42.9	42.3
Diluted earnings per share	$1.03	$0.61

10.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Income/Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2013	$(18.8)	$(43.8)	$(62.6)
Other Comprehensive Income/(Expense) before reclassifications	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive income	—	0.6	0.6
Net current-period Other Comprehensive Income/(Expense)	2.3	0.6	2.9
Balance at November 30, 2013	$(16.5)	$(43.2)	$(59.7)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income/(Expense).

	Three Months Ended
	November 30, 2013				November 30, 2012
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$2.3		$—	$2.3	$1.3		$—	$1.3
Defined Benefit Pension Plans:
Prior service cost from plan amendment	—		—	—	(5.5)		2.2	(3.3)
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.2	(1)	(0.1)	0.1
Actuarial losses	0.8	(1)	(0.3)	0.5	1.6	(1)	(0.5)	1.1
Total Defined Benefit Pension Plans, net	1.0		(0.4)	0.6	(3.7)		1.6	(2.1)
Other Comprehensive Income/(Expense)	$3.3		$(0.4)	$2.9	$(2.4)		$1.6	$(0.8)

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

11.	Debt
Lines of Credit
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on January 31, 2017.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2013. At November 30, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of November 30, 2013, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate.” Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by Acuity Brands' leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.075% to 1.65%.
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
Notes
At November 30, 2013, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended
	November 30, 2013	November 30, 2012
Interest expense	$8.1	$7.9
Interest income	(0.1)	(0.2)
Interest expense, net	$8.0	$7.7

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2013, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
Product warranty and recall reserves are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in product warranty and recall reserves during the three months ended November 30, 2013 are summarized as follows:

Balance at August 31, 2013	$5.9
Adjustments to the warranty and recall reserve	1.4
Payments made during the period	(0.8)
Balance at November 30, 2013	$6.5

Litigation

As reported in prior periods, on March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on available information, management estimated that the Company's loss was approximately $8.1 which was previously included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income during fiscal 2013.

During the first quarter of fiscal 2014, the Company received a $5.0 payment related to this loss under an insurance policy maintained by the Company, which is included as an offset to expense in Selling, Distribution and Administrative Expenses in the Consolidated Statements of Comprehensive Income. That payment covers a portion of, but not the entirety of, the Company’s loss

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

related to this matter. The Company is seeking to recover the remainder of its loss through multiple sources including, but not limited to, claims against the freight service company and claims against certain parties affiliated with the freight service company.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Based on available information, management cannot estimate the amount or timing of any further potential recovery.   Any future recovery will be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any such future costs, though not currently estimable, will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. Additionally, the Company believes that the Trustee in the Trendset bankruptcy action may attempt, through preference or other actions under the Bankruptcy Code, to recover from the Company or its freight carriers amounts paid by Trendset to the Company’s freight carriers during the period prior to Trendset’s bankruptcy proceeding. The Company believes that such actions to recover funds from the Company or its freight carriers would be inappropriate and would ultimately be unsuccessful. The Company further believes that, even if successful, such actions would be unlikely to have a material adverse effect on the Company.

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.5 and $4.3 of share-based expense for the three months ended November 30, 2013 and 2012, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and were $5.2 and $5.4 for the three months ended November 30, 2013 and 2012, respectively. Shares issued upon exercise of stock options were 52,727 and 285,381 for the three months ended November 30, 2013 and 2012, respectively.
Further details regarding the Company’s share-based payments are included within the Share-Based Payments footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

14.	Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2013 and 2012 included the following components before tax:

	Three Months Ended
	November 30, 2013	November 30, 2012
Service cost	$0.6	$0.9
Interest cost	2.2	2.0
Expected return on plan assets	(2.5)	(2.2)
Amortization of prior service cost	0.2	0.2
Recognized actuarial loss	0.8	1.6
Net periodic pension cost	$1.3	$2.5
On October 23, 2012, the Board of Directors of the Company, following a competitive assessment of executive retirement benefits and with an objective to ensure such company benefits were sufficient to retain and attract executive talent, approved certain amendments to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan (“2002 SERP”). The amendments to the 2002 SERP increased participant benefits requiring the recognition of an additional pre-tax pension liability of $5.5 in fiscal 2013, which is included in the Consolidated Balance Sheets.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	Special Charge
Fiscal 2013 Actions
During fiscal 2013, the Company continued efforts to streamline the organization through the planned closure of certain production facilities as well as the realignment of responsibilities primarily within various selling, distribution, and administrative departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce costs and enhance customer service capabilities, while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which were included in Special Charge in the Consolidated Statements of Comprehensive Income. During the first quarter of fiscal 2014, the Company recorded immaterial production transfer costs which were offset by minor adjustments to the severance reserve.
As of November 30, 2013, remaining severance reserves were $2.6, of which $2.3 are included in Accrued Compensation and $0.3 are included in Other Long-Term Liabilities on the Consolidated Balance Sheets. The changes in the reserves related to this program during the three months ended November 30, 2013 are summarized as follows:

Balance at August 31, 2013	$5.1
Special charge	(0.3)
Payments made during the period	(2.2)
Balance at November 30, 2013	$2.6

16.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K for further information.
In accordance with the registration rights agreement by and between ABL and the guarantors to the Notes and the initial purchasers of the Notes, ABL and the guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X since the Notes are fully and unconditionally guaranteed by Acuity Brands and ABL IP Holding. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Eliminations were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$371.2	$1.7	$—	$25.2	$—	$398.1
Accounts receivable, net	—	285.9	—	46.7	—	332.6
Inventories	—	196.6	—	11.7	—	208.3
Other current assets	13.7	20.5	—	6.1	—	40.3
Total Current Assets	384.9	504.7	—	89.7	—	979.3
Property, Plant, and Equipment, net	0.3	117.8	—	29.0	—	147.1
Goodwill	—	518.0	2.7	49.7	—	570.4
Intangible assets, net	—	98.5	116.5	26.1	—	241.1
Other long-term assets	2.8	18.5	—	7.0	—	28.3
Investments in and amounts due from subsidiaries	711.2	214.3	123.7	(55.5)	(993.7)	—
Total Assets	$1,099.2	$1,471.8	$242.9	$146.0	$(993.7)	$1,966.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.7	$229.1	$—	$14.5	$—	$244.3
Other accrued liabilities	21.9	104.4	—	25.3	—	151.6
Total Current Liabilities	22.6	333.5	—	39.8	—	395.9
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	(30.6)	85.9	—	0.6	—	55.9
Other Long-Term Liabilities	67.6	31.1	—	22.5	—	121.2
Total Stockholders’ Equity	1,039.6	667.7	242.9	83.1	(993.7)	1,039.6
Total Liabilities and Stockholders’ Equity	$1,099.2	$1,471.8	$242.9	$146.0	$(993.7)	$1,966.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$331.0	$0.8	$—	$27.3	$—	$359.1
Accounts receivable, net	—	270.8	—	47.5	—	318.3
Inventories	—	191.2	—	11.8	—	203.0
Other current assets	4.4	23.0	—	5.7	—	33.1
Total Current Assets	335.4	485.8	—	92.3	—	913.5
Property, Plant, and Equipment, net	0.4	118.1	—	29.4	—	147.9
Goodwill	—	517.0	2.7	48.5	—	568.2
Intangible assets, net	—	99.9	119.2	26.0	—	245.1
Other long-term assets	3.8	19.4	—	5.9	—	29.1
Investments in and amounts due from subsidiaries	701.5	170.7	118.2	(61.5)	(928.9)	—
Total Assets	$1,041.1	$1,410.9	$240.1	$140.6	$(928.9)	$1,903.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.6	$233.2	$—	$14.7	$—	$249.5
Other accrued liabilities	17.0	95.0	—	24.7	—	136.7
Total Current Liabilities	18.6	328.2	—	39.4	—	386.2
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	(32.5)	85.8	—	0.6	—	53.9
Other Long-Term Liabilities	61.5	33.6	—	21.5	—	116.6
Total Stockholders’ Equity	993.5	609.7	240.1	79.1	(928.9)	993.5
Total Liabilities and Stockholders’ Equity	$1,041.1	$1,410.9	$240.1	$140.6	$(928.9)	$1,903.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$512.0	$—	$62.7	$—	$574.7
Intercompany sales	—	—	8.7	23.5	(32.2)	—
Total Sales	—	512.0	8.7	86.2	(32.2)	574.7
Cost of Products Sold	—	295.3	—	64.6	(22.3)	337.6
Gross Profit	—	216.7	8.7	21.6	(9.9)	237.1
Selling, Distribution, and Administrative Expenses	7.0	142.5	0.7	19.4	(9.9)	159.7
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	—	—	—	—	—
Operating Profit	(6.2)	73.8	8.0	1.8	—	77.4
Interest expense (income), net	2.5	5.5	—	—	—	8.0
Equity earnings in subsidiaries	(50.1)	(1.3)	—	—	51.4	—
Miscellaneous (income) expense, net	—	—	—	0.6	—	0.6
Income from Continuing Operations before Provision for Income Taxes	41.4	69.6	8.0	1.2	(51.4)	68.8
Provision for Income Taxes	(3.1)	24.5	3.1	(0.2)	—	24.3
Net Income	$44.5	$45.1	$4.9	$1.4	$(51.4)	$44.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	2.3	2.3	—	—	(2.3)	2.3
Defined Benefit Pension Plans, net	0.6	0.3	—	0.2	(0.5)	0.6
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	2.9	2.6	—	0.2	(2.8)	2.9
Other Comprehensive Income/(Expense)	$47.4	$47.7	$4.9	$1.6	$(54.2)	$47.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$422.8	$—	$58.3	$—	$481.1
Intercompany sales	—	—	7.3	23.1	(30.4)	—
Total Sales	—	422.8	7.3	81.4	(30.4)	481.1
Cost of Products Sold	—	254.9	—	59.8	(23.1)	291.6
Gross Profit	—	167.9	7.3	21.6	(7.3)	189.5
Selling, Distribution, and Administrative Expenses	7.7	123.0	0.8	16.4	(7.3)	140.6
Intercompany charges	(0.9)	0.6	—	0.3	—	—
Special Charge	—	0.4	—	0.3	—	0.7
Operating Profit	(6.8)	43.9	6.5	4.6	—	48.2
Interest expense (income), net	2.3	5.5	—	(0.1)	—	7.7
Equity earnings in subsidiaries	(31.4)	(3.9)	—	0.1	35.2	—
Miscellaneous (income) expense, net	—	(0.2)	—	0.3	—	0.1
Income from Continuing Operations before Provision for Income Taxes	22.3	42.5	6.5	4.3	(35.2)	40.4
Provision for Income Taxes	(3.8)	14.3	2.6	1.2	—	14.3
Net Income	$26.1	$28.2	$3.9	$3.1	$(35.2)	$26.1

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	1.3	1.3	—	—	(1.3)	1.3
Defined Benefit Pension Plans, net	(2.1)	0.7	—	0.4	(1.1)	(2.1)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(0.8)	2.0	—	0.4	(2.4)	(0.8)
Other Comprehensive Income/(Expense)	$25.3	$30.2	$3.9	$3.5	$(37.6)	$25.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$38.0	$7.5	$—	$(2.1)	$—	$43.4
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(7.4)	—	(1.1)	—	(8.5)
Proceeds from sale of property, plant, and equipment	—	0.9	—	—	—	0.9
Net Cash Used for Investing Activities	—	(6.5)	—	(1.1)	—	(7.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	2.6	—	—	—	—	2.6
Excess tax benefits from share-based payments	5.2	—	—	—	—	5.2
Dividends paid	(5.6)	—	—	—	—	(5.6)
Net Cash Provided by Financing Activities	2.2	—	—	—	—	2.2
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	1.1	—	1.0
Net Change in Cash and Cash Equivalents	40.2	0.9	—	(2.1)	—	39.0
Cash and Cash Equivalents at Beginning of Period	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Period	$371.2	$1.7	$—	$25.2	$—	$398.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(26.1)	$10.3	$—	$1.3	$—	$(14.5)
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(10.5)	—	(0.7)	—	(11.2)
Net Cash Used for Investing Activities	—	(10.5)	—	(0.7)	—	(11.2)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	8.2	—	—	—	—	8.2
Excess tax benefits from share-based payments	5.4	—	—	—	—	5.4
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net Cash Provided by Financing Activities	8.1	—	—	—	—	8.1
Effect of Exchange Rate Changes on Cash	—	0.2	—	0.4	—	0.6
Net Change in Cash and Cash Equivalents	(18.0)	—	—	1.0	—	(17.0)
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$228.6	$—	$—	$38.9	$—	$267.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of November 30, 2013 and for the three months ended November 30, 2013 and 2012. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”), and other subsidiaries (collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,500 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of November 30, 2013, the Company operates 16 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $50.0 during fiscal 2014 of which $8.5 had been invested as of November 30, 2013, primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at November 30, 2013 was $398.1, an increase of $39.0 from August 31, 2013. Cash flow generated from operations, cash generated from stock issued under employee and director compensation plans, and proceeds from the sale of assets during the period were used during the first three months of fiscal 2014 primarily to make capital expenditures of $8.5 and pay dividends to stockholders of $5.6.
The Company generated $43.4 from operating activities during the three months ended November 30, 2013 compared with $14.5 used by operating activities in the prior-year period, an increase of $57.9, due primarily to higher net income, less cash used for working capital, and lower variable incentive compensation payments. The decrease in cash used for working capital during the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily related to the timing of payments made for inventory purchases. The first quarter of fiscal 2013 included payments for certain inventory purchases late in the prior-year quarter ended August 31, 2012. Payments of a similar magnitude were not repeated during the first quarter of fiscal 2014.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $8.5 and $11.2 in the first three months of fiscal 2014 and 2013, respectively, primarily related to investments in new tooling, machinery, and information technology. As noted above, the Company expects to invest approximately $50.0 primarily for equipment, tooling, and enhanced information technology capabilities during fiscal 2014.
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
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors, and system management software. The operating results of Adura have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2013, total debt outstanding of $353.6 remained substantially unchanged from August 31, 2013 and consisted primarily of fixed-rate obligations.
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature and any and all amounts outstanding will be due and payable on January 31, 2017.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2013. At November 30, 2013, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of November 30, 2013, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2014, the Company’s consolidated stockholders’ equity increased $46.1 to $1,039.6 at November 30, 2013 from $993.5 at August 31, 2013. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 25.4% and 26.2% at November 30, 2013 and August 31, 2013, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (4.5)% at November 30, 2013 and (0.6)% at August 31, 2013.
Dividends
Acuity Brands paid dividends on its common stock of $5.6 ($0.13 per share) during the three months ended November 30, 2013 compared with $5.5 ($0.13 per share) during the three months ended November 30, 2012. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
First Quarter of Fiscal 2014 Compared with First Quarter of Fiscal 2013
The following table sets forth information comparing the components of net income for the three months ended November 30, 2013 and 2012:

	Three Months Ended
	November 30, 2013	November 30, 2012	Increase (Decrease)		Percent Change
Net Sales	$574.7	$481.1	$93.6		19.5%
Cost of Products Sold	337.6	291.6	46.0		15.8%
Gross Profit	237.1	189.5	47.6		25.1%
Percent of net sales	41.3%	39.4%	190	bps
Selling, Distribution, and Administrative Expenses	159.7	140.6	19.1		13.6%
Special Charge	—	0.7	(0.7)		(100.0)%
Operating Profit	77.4	48.2	29.2		60.6%
Percent of net sales	13.5%	10.0%	350	bps
Other Expense (Income)
Interest Expense, net	8.0	7.7	0.3		3.9%
Miscellaneous Expense, net	0.6	0.1	0.5		500.0%
Total Other Expense	8.6	7.8	0.8		10.3%
Income before Provision for Income Taxes	68.8	40.4	28.4		70.3%
Percent of net sales	12.0%	8.4%	360	bps
Provision for Taxes	24.3	14.3	10.0		69.9%
Effective tax rate	35.3%	35.4%
Net Income	$44.5	$26.1	$18.4		70.5%
Diluted Earnings per Share	$1.03	$0.61	$0.42		68.9%
Net sales were $574.7 for the three months ended November 30, 2013 compared with $481.1 reported for the three months ended November 30, 2012, an increase of $93.6, or 19.5%. For the three months ended November 30, 2013, the Company reported net income of $44.5, an increase of $18.4, or 70.5%, compared with $26.1 for the three months ended November 30, 2012. For the first quarter of fiscal 2014, diluted earnings per share increased to $1.03 compared with $0.61 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude insurance recoveries related to a fraud at a freight service provider, special charges associated primarily with continued efforts to streamline the organization, and other costs associated with temporary manufacturing inefficiencies. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	November 30, 2013	November 30, 2012	Increase (Decrease)	Percent Change
Gross Profit	$237.1	$189.5
Add-back: Manufacturing inefficiencies	—	4.8
Adjusted Gross Profit	$237.1	$194.3	$42.8	22.0%
Percent of net sales	41.3%	40.4%	90	bps
Selling, Distribution, and Administrative Expenses	$159.7	$140.6
Add-back: Insurance recovery	5.0	—
Adjusted Selling, Distribution and Administrative Expenses	$164.7	$140.6	$24.1	17.1%
Percent of net sales	28.7%	29.2%	(50)	bps
Operating Profit	$77.4	$48.2
Less: Insurance recovery	(5.0)	—
Add-back: Special charge	—	0.7
Add-back: Manufacturing inefficiencies	—	4.8
Adjusted Operating Profit	$72.4	$53.7	$18.7	34.8%
Percent of net sales	12.6%	11.2%	140	bps
Net Income	$44.5	$26.1
Less: Insurance recovery, net of tax	(3.1)	—
Add-back: Special charge, net of tax	—	0.5
Add-back: Manufacturing inefficiencies, net of tax	—	3.0
Adjusted Net Income	$41.4	$29.6	$11.8	39.9%
Diluted Earnings per Share	$1.03	$0.61
Less: Insurance recovery, net of tax	(0.07)	—
Add-back: Special charge, net of tax	—	0.01
Add-back: Manufacturing inefficiencies, net of tax	—	0.07
Adjusted Diluted Earnings per Share	$0.96	$0.69	$0.27	39.1%
Net Sales
Net sales for the three months ended November 30, 2013 increased 19.5% compared with the prior-year period due primarily to an increase in sales volume which was partially offset by the impact of an unfavorable change of approximately 1% in product prices and the mix of products sold (“price/mix”). Sales volume was higher across most product categories and key sales channels in North America. In addition, the Company realized greater demand for LED-based luminaires in the current quarter as sales of these products more than doubled compared to the year-ago period and represented more than a quarter of total net sales. The impact on net sales from foreign currency and acquisitions was not material. The Company estimates the unfavorable price/mix in the current quarter was primarily influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components. Because of the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume nor precisely differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first quarter of fiscal 2014 increased $47.6, or 25.1%, to $237.1 compared with $189.5 in the prior-year period. Gross profit margin increased to 41.3% for the three months ended November 30, 2013 compared with 39.4% in the prior-year period. The increase in gross profit margin was due largely to the favorable impact of increased net sales volume, lower material and component costs, and benefits from greater manufacturing facility utilization as well as improved productivity. These improvements were partially offset by unfavorable price/mix. In addition, $4.8 of temporary manufacturing inefficiencies incurred during the three months ended November 30, 2012 directly attributable to the closure of the Company's Cochran, Georgia production facility ("Cochran facility") were not repeated in the first quarter of fiscal 2014.

First quarter fiscal 2014 gross profit of $237.1 increased $42.8, or 22.0%, compared to adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the year-ago period of $194.3. Gross profit margin increased 90 basis points to 41.3% for the three months ended November 30, 2013 compared with adjusted gross profit margin of 40.4% in the prior-year period, which excludes the impact of the temporary manufacturing efficiencies.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended November 30, 2013 were $159.7 compared with $140.6 in the prior-year period, an increase of $19.1, or 13.6%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, greater spending on activities to enhance sales, service, and customer support capabilities, and higher variable incentive compensation costs. These expenses were offset by an insurance recovery of $5.0 related to the previously disclosed fraud at a freight service provider. Further details regarding the fraud at a freight service provider and the recovery are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. SD&A expenses for the first quarter of fiscal 2014 were 27.8% of net sales compared with 29.2% for the prior-year period. Adjusted SD&A expenses (excluding the impact of the insurance recovery associated with the fraud at a freight service provider) for the first quarter of fiscal 2014 were $164.7, or 28.7% of net sales, which was 50 basis points lower than the prior year.
During the first quarter of fiscal 2013, the Company recorded a net pre-tax special charge of $0.7 related primarily to production transfer costs associated with the closure of the Cochran facility. Further details regarding the Company's special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2014 was $77.4 compared with $48.2 for the prior-year period, an increase of $29.2, or 60.6%. The increase in operating profit for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was due primarily to the favorable impact of higher net sales, lower material and component costs, benefits from greater manufacturing facility utilization as well as improved productivity, and the insurance recovery related to the fraud at a freight service provider. These improvements were partially offset by unfavorable price/mix, higher costs to support greater sales volume, and higher variable incentive compensation costs.
Adjusted operating profit (excluding the impact of the insurance recovery associated with the fraud at a freight service provider noted above) increased by $18.7, or 34.8%, to $72.4 compared with $53.7 (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the first quarter of fiscal 2013. Adjusted operating profit margin (excluding the impact of the insurance recovery associated with the fraud at a freight service provider noted above) increased 140 basis points to 12.6% compared with adjusted operating profit margin (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 11.2% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which is comprised primarily of gains and losses associated with foreign exchange-related transactions. Interest expense, net, increased slightly to $8.0 for the three months ended November 30, 2013 compared with $7.7 for the three months ended November 30, 2012. Higher interest expense was due primarily to increased interest expense related to obligations associated with non-qualified retirement plans and lower interest income. The Company reported net miscellaneous expense of $0.6 and $0.1 in the first quarter of fiscal 2014 and 2013, respectively. In both periods, net miscellaneous expense was largely due to the unfavorable impact of exchange rate changes on certain foreign currency items.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.3% and 35.4% for the three months ended November 30, 2013 and 2012, respectively. The Company estimates that the effective tax rate for fiscal 2014 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2014 increased $18.4 to $44.5 from $26.1 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by higher other expense and a higher provision for income taxes. Diluted earnings per share for the three months ended November 30, 2013 increased $0.42 to $1.03 compared with diluted earnings per share of $0.61 for the prior-year period.
Adjusted net income (excluding the impact of the insurance recovery associated with the fraud at a freight service provider noted above) for the first quarter of fiscal 2014 was $41.4 compared with $29.6 of adjusted net income (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the prior-year period, which represented an increase of $11.8, or 39.9%. Adjusted diluted earnings per share (excluding the impact of the insurance recovery associated with the fraud at a freight service provider) for the three months ended November 30, 2013 increased $0.27, or 39.1%, to $0.96 compared with adjusted diluted earnings per share (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $0.69 for the prior-year period.

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
During the first quarter of fiscal 2014, the Company completed the closures of two small production facilities which were part of the streamlining actions initiated in the prior year. The Company did not record any significant incremental expense associated with the closing of the facilities during the first quarter. Management estimates that during the first quarter of fiscal 2014 the Company realized approximately $3 of pre-tax savings associated with the streamlining activities initiated in 2013 and currently expects to be at the total annualized savings run rate of $15 by the end of the second fiscal quarter.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-single digit range for fiscal 2014. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for fiscal 2014 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. Management currently believes that the Company will benefit from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.
Additionally, the lighting industry continues to experience volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. As the economy improves, management believes there is the potential for rising input costs. Further, while management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains cautiously optimistic about the opportunities for solid profitable growth for fiscal 2014 and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.
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
There have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, and capital expenditures; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry growth rates; (d) expectations about the impact of volatility and uncertainty in component, commodity and input costs as well as employee-related and healthcare costs, and the Company’s ability to manage those challenges; (e) the Company’s ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2014 annual tax rate; (g) the Company's estimate of losses related to the fraud at a freight service provider; (i) the Company’s future amortization expense; (j) the Company’s ability to achieve its long-term financial goals and measures; and (k) the Company's expectations regarding future economic growth and its ability to outperform the markets it serves. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to market risks that may impact its Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a of the Company’s Form 10-K.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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

As reported in prior periods, on March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on available information, management estimated that the Company's loss was approximately $8.1 which was previously included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income during fiscal 2013.

During the first quarter of fiscal 2014, the Company received a $5.0 payment related to this loss under an insurance policy maintained by the Company, which is included as an offset to expense in Selling, Distribution and Administrative Expenses in the Consolidated Statements of Comprehensive Income. That payment covers a portion of, but not the entirety of, the Company’s loss related to this matter. The Company is seeking to recover the remainder of its loss through multiple sources including, but not limited to, claims against the freight service company and claims against certain parties affiliated with the freight service company.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Based on available information, management cannot estimate the amount or timing of any further potential recovery.   Any future recovery will be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any such future costs, though not currently estimable, will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. Additionally, the Company believes that the Trustee in the Trendset bankruptcy action may attempt, through preference or other actions under the Bankruptcy Code, to recover from the Company or its freight carriers amounts paid by Trendset to the Company’s freight carriers during the period prior to Trendset’s bankruptcy proceeding. The Company believes that such actions to recover funds from the Company or its freight carriers would be inappropriate and would ultimately be unsuccessful. The Company further believes that, even if successful, such actions would be unlikely to have a material adverse effect on the Company.
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2013, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Results of Annual Shareholders Meeting
At the Company’s annual meeting of stockholders held on January 7, 2014, in Atlanta, Georgia, the shareholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
Gordon D. Harnett	2016	37,448,207	219,824	2,129,223
Robert F. McCullough	2016	37,486,698	181,333	2,129,223
Dominic J. Pileggi	2016	37,494,079	173,952	2,129,223
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows:
Peter C. Browning, George C Guynn, Vernon J. Nagel, Julia B. North, Ray M. Robinson, and Norman H. Wesley.
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
39,532,863	254,733	9,658
PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
36,905,262	568,459	194,310	2,129,223
Pursuant to the foregoing votes, the Company's stockholders: (i) elected three directors nominated by the Board of Directors and listed above for three-year terms; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; and (iii) approved, on an advisory basis, the Company's named executive officer compensation.
Declaration of Dividend

On January 7, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 3, 2014 to stockholders of record on January 21, 2014.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2014	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2014	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed on January 9, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.