Form 10-Q/A
period 2013-11-30
ACUITY BRANDS INC
filed 2014-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q/A
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
Common stock — $0.01 par value — 43,059,952 shares as of January 7, 2014.

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the three-month period ended November 30, 2013 filed by Acuity Brands, Inc. (the “Company”) with the Securities and Exchange Commission on January 9, 2014 inadvertently omitted the following exhibits:

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
The exhibits are included with this Amendment No. 1 to Quarterly Report on Form 10-Q/A. Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q.

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