Form 10-Q
period 2014-02-28
ACUITY BRANDS INC
filed 2014-04-02
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014.
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
Common stock — $0.01 par value — 43,208,547 shares as of March 31, 2014.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- FEBRUARY 28, 2014 (Unaudited) AND AUGUST 31, 2013	3
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	34

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1a.	RISK FACTORS	36
ITEM 5.	OTHER INFORMATION	37
ITEM 6.	EXHIBITS	37

SIGNATURES		38
EX-10(iii)A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 28, 2014	August 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$408.2	$359.1
Accounts receivable, less reserve for doubtful accounts of $2.0 and $1.5 as of February 28, 2014 and August 31, 2013, respectively	308.7	318.3
Inventories	228.6	203.0
Deferred income taxes	14.6	13.6
Prepayments and other current assets	30.4	19.5
Total Current Assets	990.5	913.5
Property, Plant, and Equipment, at cost:
Land	6.7	7.2
Buildings and leasehold improvements	108.8	109.6
Machinery and equipment	368.1	354.5
Total Property, Plant, and Equipment	483.6	471.3
Less — Accumulated depreciation and amortization	336.5	323.4
Property, Plant, and Equipment, net	147.1	147.9
Other Assets:
Goodwill	570.0	568.2
Intangible assets, net	238.4	245.1
Deferred income taxes	1.6	1.7
Other long-term assets	24.7	27.4
Total Other Assets	834.7	842.4
Total Assets	$1,972.3	$1,903.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244.4	$249.5
Accrued compensation	30.0	28.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	91.3	107.5
Total Current Liabilities	366.9	386.2
Long-Term Debt	353.6	353.6
Accrued Pension Liabilities, less current portion	50.6	54.7
Deferred Income Taxes	56.2	53.9
Self-Insurance Reserves, less current portion	7.4	7.0
Other Long-Term Liabilities	58.2	54.9
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,548,243 issued and 42,828,988 outstanding at February 28, 2014; 52,205,933 issued and 42,486,678 outstanding at August 31, 2013	0.5	0.5
Paid-in capital	753.2	735.5
Retained earnings	806.3	740.3
Accumulated other comprehensive loss	(60.4)	(62.6)
Treasury stock, at cost, 9,719,255 shares at February 28, 2014 and August 31, 2013	(420.2)	(420.2)
Total Stockholders’ Equity	1,079.4	993.5
Total Liabilities and Stockholders’ Equity	$1,972.3	$1,903.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net Sales	$546.2	$486.7	$1,120.9	$967.8
Cost of Products Sold	331.0	297.0	668.6	588.6
Gross Profit	215.2	189.7	452.3	379.2
Selling, Distribution, and Administrative Expenses	157.0	144.3	316.7	284.9
Special Charge	(0.2)	0.3	(0.2)	1.0
Operating Profit	58.4	45.1	135.8	93.3
Other Expense:
Interest Expense, net	8.0	7.8	16.0	15.5
Miscellaneous Expense, net	0.1	0.1	0.7	0.2
Total Other Expense	8.1	7.9	16.7	15.7
Income before Provision for Income Taxes	50.3	37.2	119.1	77.6
Provision for Income Taxes	17.6	12.5	41.9	26.8
Net Income	$32.7	$24.7	$77.2	$50.8

Earnings Per Share:
Basic Earnings per Share	$0.76	$0.58	$1.79	$1.19
Basic Weighted Average Number of Shares Outstanding	42.8	42.1	42.7	41.9
Diluted Earnings per Share	$0.75	$0.57	$1.78	$1.18
Diluted Weighted Average Number of Shares Outstanding	43.1	42.5	43.0	42.4
Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

Comprehensive Income:
Net Income	$32.7	$24.7	$77.2	$50.8
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	(1.3)	(0.6)	1.0	0.7
Defined benefit pension plans, net of tax	0.6	1.1	1.2	(1.0)
Other Comprehensive Income/(Expense), net of tax	(0.7)	0.5	2.2	(0.3)
Comprehensive Income	$32.0	$25.2	$79.4	$50.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28,
	2014	2013
Cash Provided by/(Used for) Operating Activities:
Net income	$77.2	$50.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21.4	19.9
Share-based compensation expense	8.7	8.6
Excess tax benefits from share-based payments	(9.9)	(5.8)
Deferred income taxes	1.1	1.7
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	9.1	(19.1)
Inventories	(25.2)	1.2
Prepayments and other current assets	(9.6)	(5.8)
Accounts payable	(5.5)	(19.2)
Other current liabilities	(4.3)	(27.5)
Other	(5.6)	(5.1)
Net Cash Provided by/(Used for) Operating Activities	57.4	(0.3)
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(16.5)	(21.9)
Proceeds from sale of property, plant, and equipment	0.9	0.1
Acquisitions of business and intangible assets, net of cash acquired	—	(3.3)
Net Cash Used for Investing Activities	(15.6)	(25.1)
Cash Provided by/(Used for) Financing Activities:
Proceeds from stock option exercises and other	7.9	9.1
Excess tax benefits from share-based payments	9.9	5.8
Dividends paid	(11.2)	(11.1)
Net Cash Provided by Financing Activities	6.6	3.8
Effect of Exchange Rate Changes on Cash	0.7	(0.1)
Net Change in Cash and Cash Equivalents	49.1	(21.7)
Cash and Cash Equivalents at Beginning of Period	359.1	284.5
Cash and Cash Equivalents at End of Period	$408.2	$262.8
Supplemental Cash Flow Information:
Income taxes paid during the period	$46.6	$24.9
Interest paid during the period	$21.2	$20.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “the Company”). The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company has one operating segment serving the North American lighting market and select international markets.
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2014, the consolidated statements of comprehensive income for the three and six months ended February 28, 2014 and 2013, and the consolidated cash flows for the six months ended February 28, 2014 and 2013. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2014.

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
Accounting Standards Adopted in Fiscal 2014
In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, a company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2014. The provisions of ASU 2012-02 did not have a material effect on the Company’s financial condition, results of operations, and cash flows.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company adopted ASU 2012-02 in the first quarter of fiscal 2014. The provisions of ASU 2013-01 did not have a material effect on the Company’s financial condition, results of operations, and cash flows.
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
The Company has actively pursued opportunities for investment and growth through acquisitions. The Company has acquired businesses that participate in the lighting solutions market, as discussed below. As with previous acquisitions, the companies were purchased to further expand and complement the Company’s lighting solutions portfolio and were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction as compared with the Company’s financial condition, results of operations, or cash flows in any of the periods in which control was obtained.
eldoLED Acquisition
On March 13, 2013, the Company acquired for cash, including potential additional cash payments that may be paid in future periods under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, the Netherlands. Potential cash payments related to the earn-out provisions are payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of the earn-out provisions. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Management finalized the acquisition accounting for eldoLED during the second quarter of fiscal 2014 and the amounts are reflected in the Consolidated Balance Sheets.
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
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. The Company is actively marketing its four properties classified as held for sale. As of February 28, 2014, the carrying value of the properties held for sale was $6.7, of which $3.9 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 28, 2014 and August 31, 2013:

	Fair Value Measurements as of:
	February 28, 2014				August 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$408.2	$—	$—	$408.2	$359.1	$—	$—	$359.1
Other	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities:
Other	$0.6	$—	$13.4	$14.0	$0.7	$—	$12.1	$12.8

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
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in liabilities during fiscal 2014 was due to a $0.7 increase in the estimated fair value and a $0.6 increase due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2014 and August 31, 2013:

	February 28, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$387.9	$349.6	$381.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2014 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $2.9 and $2.6 related to intangible assets with finite lives during the three months ended February 28, 2014 and 2013, respectively, and $5.6 and $5.2 during the six months ended February 28, 2014 and 2013, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.2 in fiscal 2014, $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, and $10.2 in fiscal 2018.
The changes in the carrying amount of goodwill during the six months ended February 28, 2014 are summarized as follows:

Balance at August 31, 2013	$568.2
Adjustments for acquired businesses	1.4
Foreign currency translation adjustments	0.4
Balance at February 28, 2014	$570.0

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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	February 28, 2014	August 31, 2013
Raw materials, supplies, and work in process(1)	$129.0	$122.6
Finished goods	111.6	90.9
	240.6	213.5
Less: Reserves	(12.0)	(10.5)
Total Inventory	$228.6	$203.0
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

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 71,780 and 109,110 for the three months ended February 28, 2014 and 2013, respectively, and approximately 50,762 and 77,764 for the six months ended February 28, 2014 and 2013, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. There were no shares of restricted stock excluded from the diluted earnings per share calculation for the three and six months ended February 28, 2014 and 2013. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2014 and 2013:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Basic Earnings per Share:
Net income	$32.7	$24.7	$77.2	$50.8
Less: Income attributable to participating securities	(0.3)	(0.4)	(0.7)	(0.8)
Net income available to common shareholders	$32.4	$24.3	$76.5	$50.0
Basic weighted average shares outstanding	42.8	42.1	42.7	41.9
Basic earnings per share	$0.76	$0.58	$1.79	$1.19
Diluted Earnings per Share:
Net income	$32.7	$24.7	$77.2	$50.8
Less: Income attributable to participating securities	(0.3)	(0.4)	(0.7)	(0.8)
Net income available to common shareholders	$32.4	$24.3	$76.5	$50.0
Basic weighted average shares outstanding	42.8	42.1	42.7	41.9
Common stock equivalents	0.3	0.4	0.3	0.5
Diluted weighted average shares outstanding	43.1	42.5	43.0	42.4
Diluted earnings per share	$0.75	$0.57	$1.78	$1.18

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
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2013	$(18.8)	$(43.8)	$(62.6)
Other Comprehensive Income/(Expense) before reclassifications	1.0	—	1.0
Amounts reclassified from accumulated other comprehensive income	—	1.2	1.2
Net current-period Other Comprehensive Income/(Expense)	1.0	1.2	2.2
Balance at February 28, 2014	$(17.8)	$(42.6)	$(60.4)
The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income/(expense) for the three months ended February 28, 2014 and 2013:

	Three Months Ended
	February 28, 2014				February 28, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(1.3)		$—	$(1.3)	$(0.6)		$—	$(0.6)
Defined Benefit Pension Plans:
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.1	(1)	—	0.1
Actuarial losses	0.8	(1)	(0.3)	0.5	1.6	(1)	(0.6)	1.0
Total Defined Benefit Pension Plans, net	1.0		(0.4)	0.6	1.7		(0.6)	1.1
Other Comprehensive Income/(Expense)	$(0.3)		$(0.4)	$(0.7)	$1.1		$(0.6)	$0.5

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income/(expense) for the six months ended February 28, 2014 and 2013:

	Six Months Ended
	February 28, 2014				February 28, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$1.0		$—	$1.0	$0.7		$—	$0.7
Defined Benefit Pension Plans:
Prior service cost from plan amendment	—		—	—	(5.5)		2.2	(3.3)
Amortization of defined benefit pension items:
Prior service cost	0.4	(1)	(0.1)	0.3	0.3	(1)	(0.1)	0.2
Actuarial losses	1.5	(1)	(0.6)	0.9	3.2	(1)	(1.1)	2.1
Total Defined Benefit Pension Plans, net	1.9		(0.7)	1.2	(2.0)		1.0	(1.0)
Other Comprehensive Income/(Expense)	$2.9		$(0.7)	$2.2	$(1.3)		$1.0	$(0.3)

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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2014. At February 28, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of February 28, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility.
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
Notes
At February 28, 2014, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Interest expense	$8.1	$8.0	$16.2	$15.8
Interest income	(0.1)	(0.2)	(0.2)	(0.3)
Interest expense, net	$8.0	$7.8	$16.0	$15.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2014, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
Product Warranty and Related Issues
Acuity Brands records an allowance for the estimated amount of future warranty claims when the related revenue is recognized, primarily based on historical experience of identified warranty claims. However, there can be no assurance that future warranty costs will not exceed historical experience. Estimated recall costs are recognized upon such time that the Company becomes aware of product defects and other related issues. If actual future warranty costs exceed historical amounts or unforeseen recall costs occur, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows in future periods.
The Company is investigating reports of printed circuit board failures potentially affecting approximately 1.7 million installed incandescent emergency light fixtures. The Company has received reports of some affected circuit boards overheating and the fixtures melting or catching fire, with one claim of additional property damage. The Company is communicating with the U.S. Consumer Product Safety Commission about these reports. During the quarter ended February 28, 2014, the Company accrued a liability of $2.4 for the estimated costs associated with this matter. Due to the inherent uncertainty at this stage in estimating costs, including any applicable claims or other liabilities associated with the fixture failures or the Company's handling of this issue, it is possible that the actual costs associated with the ultimate resolution of the matter, if unfavorable, could have a significant effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods.
Reserves for product warranty and related issues are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and related issues during the six months ended February 28, 2014 are summarized as follows:

Balance at August 31, 2013	$5.9
Adjustments to the reserve	3.9
Payments made during the period	(1.4)
Balance at February 28, 2014	$8.4
Litigation

As reported in prior periods, on March 25, 2013, a freight payment and audit service provider, Trendset, Inc. (“Trendset”), provided notice to its customers that all freight payment services would immediately cease as a result of fraud at Trendset. Management believes that the Company incurred a loss primarily related to funds disbursed by the Company to Trendset that were not subsequently remitted to freight carriers that provided services on behalf of the Company and additional costs related to recovery efforts. Based on then available information, management estimated that the Company's loss was approximately $8.1 which was previously included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income during fiscal 2013.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.2 and $4.3 of share-based expense for the three months ended February 28, 2014 and 2013, respectively, and $8.7 and $8.6 of share-based expense for the six months ended February 28, 2014 and 2013, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and were $9.9 and $5.8 for the six months ended February 28, 2014 and 2013, respectively. Shares issued upon exercise of stock options were 138,958 and 22,638 for the three months ended February 28, 2014 and 2013, respectively, and 191,685 and 308,019 for the six months ended February 28, 2014 and 2013, respectively.
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2014 and 2013 included the following components before tax:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Service cost	$0.6	$0.9	$1.2	$1.8
Interest cost	2.2	2.0	4.5	4.0
Expected return on plan assets	(2.5)	(2.2)	(5.0)	(4.4)
Amortization of prior service cost	0.2	0.1	0.4	0.3
Recognized actuarial loss	0.8	1.6	1.5	3.2
Net periodic pension cost	$1.3	$2.4	$2.6	$4.9
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
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which were included in Special Charge in the Consolidated Statements of Comprehensive Income. During fiscal 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to severance and employee-related expenses of $0.6 partially offset by production transfer costs of $0.4.
As of February 28, 2014, remaining severance reserves were $1.2 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to this program during the six months ended February 28, 2014 are summarized as follows:

Balance at August 31, 2013	$5.1
Special charge	(0.6)
Payments made during the period	(3.3)
Balance at February 28, 2014	$1.2

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$371.9	$0.3	$—	$36.0	$—	$408.2
Accounts receivable, net	—	264.6	—	44.1	—	308.7
Inventories	—	214.9	—	13.7	—	228.6
Other current assets	16.0	20.8	—	8.2	—	45.0
Total Current Assets	387.9	500.6	—	102.0	—	990.5
Property, Plant, and Equipment, net	0.4	117.5	—	29.2	—	147.1
Goodwill	—	518.0	2.6	49.4	—	570.0
Intangible assets, net	—	89.5	123.5	25.4	—	238.4
Other long-term assets	2.8	17.8	—	5.7	—	26.3
Investments in and amounts due from subsidiaries	731.6	201.3	130.3	(60.4)	(1,002.8)	—
Total Assets	$1,122.7	$1,444.7	$256.4	$151.3	$(1,002.8)	$1,972.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.4	$228.3	$—	$15.7	$—	$244.4
Other accrued liabilities	8.9	90.2	—	23.4	—	122.5
Total Current Liabilities	9.3	318.5	—	39.1	—	366.9
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	(30.3)	85.9	—	0.6	—	56.2
Other Long-Term Liabilities	64.3	29.7	—	22.2	—	116.2
Total Stockholders’ Equity	1,079.4	657.0	256.4	89.4	(1,002.8)	1,079.4
Total Liabilities and Stockholders’ Equity	$1,122.7	$1,444.7	$256.4	$151.3	$(1,002.8)	$1,972.3

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$484.3	$—	$61.9	$—	$546.2
Intercompany sales	—	—	8.7	19.2	(27.9)	—
Total Sales	—	484.3	8.7	81.1	(27.9)	546.2
Cost of Products Sold	—	288.1	—	61.5	(18.6)	331.0
Gross Profit	—	196.2	8.7	19.6	(9.3)	215.2
Selling, Distribution, and Administrative Expenses	6.8	139.7	1.4	18.4	(9.3)	157.0
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit	(6.0)	56.3	7.3	0.8	—	58.4
Interest expense (income), net	2.5	5.5	—	—	—	8.0
Equity earnings in subsidiaries	(38.2)	(1.7)	—	—	39.9	—
Miscellaneous (income) expense, net	—	0.1	—	(1.1)	1.1	0.1
Income before Provision for Income Taxes	29.7	52.4	7.3	1.9	(41.0)	50.3
Provision for Income Taxes	(3.0)	17.2	2.9	0.5	—	17.6
Net Income	$32.7	$35.2	$4.4	$1.4	$(41.0)	$32.7

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(1.3)	(1.3)	—	—	1.3	(1.3)
Defined Benefit Pension Plans, net	0.6	0.3	—	0.2	(0.5)	0.6
Other Comprehensive Income/(Expense) Items, net of tax	(0.7)	(1.0)	—	0.2	0.8	(0.7)
Other Comprehensive Income/(Expense)	$32.0	$34.2	$4.4	$1.6	$(40.2)	$32.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$429.0	$—	$57.7	$—	$486.7
Intercompany sales	—	—	7.5	19.9	(27.4)	—
Total Sales	—	429.0	7.5	77.6	(27.4)	486.7
Cost of Products Sold	—	256.6	—	60.3	(19.9)	297.0
Gross Profit	—	172.4	7.5	17.3	(7.5)	189.7
Selling, Distribution, and Administrative Expenses	6.5	129.2	0.7	15.4	(7.5)	144.3
Intercompany charges	(0.8)	0.5	—	0.3	—	—
Special Charge	—	0.3	—	—	—	0.3
Operating Profit	(5.7)	42.4	6.8	1.6	—	45.1
Interest expense (income), net	2.3	5.6	—	(0.1)	—	7.8
Equity earnings in subsidiaries	(29.9)	(1.6)	—	—	31.5	—
Miscellaneous (income) expense, net	—	0.6	—	(0.5)	—	0.1
Income before Provision for Income Taxes	21.9	37.8	6.8	2.2	(31.5)	37.2
Provision for Income Taxes	(2.8)	11.9	2.7	0.7	—	12.5
Net Income	$24.7	$25.9	$4.1	$1.5	$(31.5)	$24.7

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	(0.6)	—	—	0.6	(0.6)
Defined Benefit Pension Plans, net	1.1	0.7	—	0.3	(1.0)	1.1
Other Comprehensive Income/(Expense) Items, net of tax	0.5	0.1	—	0.3	(0.4)	0.5
Other Comprehensive Income/(Expense)	$25.2	$26.0	$4.1	$1.8	$(31.9)	$25.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$996.3	$—	$124.6	$—	$1,120.9
Intercompany sales	—	—	17.4	42.7	(60.1)	—
Total Sales	—	996.3	17.4	167.3	(60.1)	1,120.9
Cost of Products Sold	—	583.4	—	126.1	(40.9)	668.6
Gross Profit	—	412.9	17.4	41.2	(19.2)	452.3
Selling, Distribution, and Administrative Expenses	13.8	282.2	2.1	37.8	(19.2)	316.7
Intercompany charges	(1.6)	0.8	—	0.8	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit	(12.2)	130.1	15.3	2.6	—	135.8
Interest expense (income), net	5.0	11.0	—	—	—	16.0
Equity earnings in subsidiaries	(88.3)	(3.0)	—	—	91.3	—
Miscellaneous (income) expense, net	—	0.1	—	(0.5)	1.1	0.7
Income before Provision for Income Taxes	71.1	122.0	15.3	3.1	(92.4)	119.1
Provision for Income Taxes	(6.1)	41.7	6.0	0.3	—	41.9
Net Income	$77.2	$80.3	$9.3	$2.8	$(92.4)	$77.2

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	1.0	1.0	—	—	(1.0)	1.0
Defined Benefit Pension Plans, net	1.2	0.6	—	0.4	(1.0)	1.2
Other Comprehensive Income/(Expense) Items, net of tax	2.2	1.6	—	0.4	(2.0)	2.2
Other Comprehensive Income/(Expense)	$79.4	$81.9	$9.3	$3.2	$(94.4)	$79.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$851.8	$—	$116.0	$—	$967.8
Intercompany sales	—	—	14.8	43.0	(57.8)	—
Total Sales	—	851.8	14.8	159.0	(57.8)	967.8
Cost of Products Sold	—	511.5	—	120.1	(43.0)	588.6
Gross Profit	—	340.3	14.8	38.9	(14.8)	379.2
Selling, Distribution, and Administrative Expenses	14.2	252.2	1.5	31.8	(14.8)	284.9
Intercompany charges	(1.7)	1.1	—	0.6	—	—
Special Charge	—	0.7	—	0.3	—	1.0
Operating Profit	(12.5)	86.3	13.3	6.2	—	93.3
Interest expense (income), net	4.6	11.1	—	(0.2)	—	15.5
Equity earnings in subsidiaries	(61.3)	(5.5)	—	0.1	66.7	—
Miscellaneous (income) expense, net	—	0.4	—	(0.2)	—	0.2
Income before Provision for Income Taxes	44.2	80.3	13.3	6.5	(66.7)	77.6
Provision for Income Taxes	(6.6)	26.2	5.3	1.9	—	26.8
Net Income	$50.8	$54.1	$8.0	$4.6	$(66.7)	$50.8

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	0.7	0.7	—	—	(0.7)	0.7
Defined Benefit Pension Plans, net	(1.0)	1.4	—	0.7	(2.1)	(1.0)
Other Comprehensive Income/(Expense) Items, net of tax	(0.3)	2.1	—	0.7	(2.8)	(0.3)
Other Comprehensive Income/(Expense)	$50.5	$56.2	$8.0	$5.3	$(69.5)	$50.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by (Used for) Operating Activities	$34.3	$17.2	$—	$5.9	$—	$57.4
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(14.0)	—	(2.5)	—	(16.5)
Proceeds from sale of property, plant, and equipment	—	0.9	—	—	—	0.9
Investments in subsidiaries	—	(4.5)	—	4.5	—	—
Net Cash Used for Investing Activities	—	(17.6)	—	2.0	—	(15.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.9	—	—	—	—	7.9
Excess tax benefits from share-based payments	9.9	—	—	—	—	9.9
Dividends paid	(11.2)	—	—	—	—	(11.2)
Net Cash Provided by Financing Activities	6.6	—	—	—	—	6.6
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	0.8	—	0.7
Net Change in Cash and Cash Equivalents	40.9	(0.5)	—	8.7	—	49.1
Cash and Cash Equivalents at Beginning of Period	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Period	$371.9	$0.3	$—	$36.0	$—	$408.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(49.3)	$35.8	$—	$13.2	$—	$(0.3)
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.3)	(20.0)	—	(1.6)	—	(21.9)
Proceeds from sale of property, plant, and equipment	—	—	—	0.1	—	0.1
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of business and intangible assets	—	(3.3)	—	—	—	(3.3)
Net Cash Used for Investing Activities	(0.3)	(36.4)	—	(1.5)	13.1	(25.1)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	9.1	—	—	—	—	9.1
Excess tax benefits from share-based payments	5.8	—	—	—	—	5.8
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(11.1)	—	—	—	—	(11.1)
Net Cash Provided by Financing Activities	3.8	—	—	13.1	(13.1)	3.8
Effect of Exchange Rate Changes on Cash	—	0.6	—	(0.7)	—	(0.1)
Net Change in Cash and Cash Equivalents	(45.8)	—	—	24.1	—	(21.7)
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$200.8	$—	$—	$62.0	$—	$262.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of February 28, 2014 and for the three and six months ended February 28, 2014 and 2013. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “the Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,500 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of February 28, 2014, the Company operates 16 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
Please refer to the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements for more information.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations and capital expenditures, pay dividends, meet its obligations as they become due, and maintain compliance with covenants contained in its financing agreements.
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $50.0 during fiscal 2014 of which $16.5 had been invested as of February 28, 2014, primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at February 28, 2014 was $408.2, an increase of $49.1 from August 31, 2013. Cash flow generated from operations, cash generated from stock issued under employee and director compensation plans, and proceeds from the sale of assets during the period were used during the first six months of fiscal 2014 primarily to make capital expenditures of $16.5 and pay dividends to stockholders of $11.2.
The Company generated $57.4 of cash flow from operating activities during the six months ended February 28, 2014 compared with $0.3 used by operating activities in the prior-year period, an increase of $57.7, due primarily to higher net income, less cash used for working capital, and lower variable incentive compensation payments. The decrease in cash used for working capital during the first half of fiscal 2014 compared with the first half of fiscal 2013 was primarily related to greater cash flow from accounts receivable attributable to the timing of shipments within the respective periods partially offset by higher inventory levels in fiscal 2014. In addition, fiscal 2013 included payments for certain strategic inventory purchases late in the prior-year quarter ended August 31, 2012. Payments of a similar magnitude were not repeated during fiscal 2014.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $16.5 and $21.9 in the first six months of fiscal 2014 and 2013, respectively, primarily related to investments in new tooling, machinery, and information technology. As noted above, the Company expects to invest approximately $50.0 primarily for equipment, tooling, and enhanced information technology capabilities during fiscal 2014.
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
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 28, 2014, total debt outstanding of $353.6 remained substantially unchanged from August 31, 2013 and consisted primarily of fixed-rate obligations.
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature and any and all amounts outstanding will be due and payable on January 31, 2017.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2014. At February 28, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of February 28, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2014, the Company’s consolidated stockholders’ equity increased $85.9 to $1,079.4 at February 28, 2014 from $993.5 at August 31, 2013. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 24.7% and 26.2% at February 28, 2014 and August 31, 2013, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (5.3)% at February 28, 2014 and (0.6)% at August 31, 2013.
Dividends
Acuity Brands paid dividends on its common stock of $11.2 ($0.26 per share) during the six months ended February 28, 2014 compared with $11.1 ($0.26 per share) during the six months ended February 28, 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Second Quarter of Fiscal 2014 Compared with Second Quarter of Fiscal 2013
The following table sets forth information comparing the components of net income for the three months ended February 28, 2014 and 2013:

	Three Months Ended
	February 28, 2014	February 28, 2013	Increase (Decrease)		Percent Change
Net Sales	$546.2	$486.7	$59.5		12.2%
Cost of Products Sold	331.0	297.0	34.0		11.4%
Gross Profit	215.2	189.7	25.5		13.4%
Percent of net sales	39.4%	39.0%	40	bps
Selling, Distribution, and Administrative Expenses	157.0	144.3	12.7		8.8%
Special Charge	(0.2)	0.3	(0.5)		(166.7)%
Operating Profit	58.4	45.1	13.3		29.5%
Percent of net sales	10.7%	9.3%	140	bps
Other Expense (Income)
Interest Expense, net	8.0	7.8	0.2		2.6%
Miscellaneous Expense, net	0.1	0.1	—		—%
Total Other Expense	8.1	7.9	0.2		2.5%
Income before Provision for Income Taxes	50.3	37.2	13.1		35.2%
Percent of net sales	9.2%	7.6%	160	bps
Provision for Taxes	17.6	12.5	5.1		40.8%
Effective tax rate	35.0%	33.6%
Net Income	$32.7	$24.7	$8.0		32.4%
Diluted Earnings per Share	$0.75	$0.57	$0.18		31.6%
Net sales were $546.2 for the three months ended February 28, 2014 compared with $486.7 reported for the three months ended February 28, 2013, an increase of $59.5, or 12.2%. For the three months ended February 28, 2014, the Company reported net income of $32.7, an increase of $8.0, or 32.4%, compared with $24.7 for the three months ended February 28, 2013. For the second quarter of fiscal 2014, diluted earnings per share increased to $0.75 compared with $0.57 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude special charges associated primarily with continued efforts to streamline the organization and other costs associated with temporary manufacturing inefficiencies. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	February 28, 2014	February 28, 2013	Increase (Decrease)	Percent Change
Gross Profit	$215.2	$189.7
Add-back: Manufacturing inefficiencies	—	2.8
Adjusted Gross Profit	$215.2	$192.5	$22.7	11.8%
Percent of net sales	39.4%	39.6%	(20)	bps
Operating Profit	$58.4	$45.1
Add-back: Special charge	(0.2)	0.3
Add-back: Manufacturing inefficiencies	—	2.8
Adjusted Operating Profit	$58.2	$48.2	$10.0	20.7%
Percent of net sales	10.7%	9.9%	80	bps
Net Income	$32.7	$24.7
Add-back: Special charge, net of tax	(0.1)	0.2
Add-back: Manufacturing inefficiencies, net of tax	—	1.8
Adjusted Net Income	$32.6	$26.7	$5.9	22.1%
Diluted Earnings per Share	$0.75	$0.57
Add-back: Special Charge and Manufacturing inefficiencies, net of tax	—	0.05
Adjusted Diluted Earnings per Share	$0.75	$0.62	$0.13	21.0%
Net Sales
Net sales for the three months ended February 28, 2014 increased 12.2% compared with the prior-year period due primarily to a 13% increase in sales volume, partially offset by the impact of net unfavorable changes in foreign currency rates, primarily because of the Canadian Dollar. Sales volume was higher across most product categories and key sales channels. In addition, the Company realized greater demand for LED-based luminaires in the current quarter as sales of these products more than doubled compared to the year-ago period and represented 30% of total net sales. The impact on net sales from acquisitions and changes in product prices and the mix of products sold ("price/mix") was not material. Because of the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume nor precisely differentiate the individual components of price/mix.
Gross Profit
Gross profit for the second quarter of fiscal 2014 increased $25.5, or 13.4%, to $215.2 compared with $189.7 in the prior-year period. Gross profit margin increased to 39.4% for the three months ended February 28, 2014 compared with 39.0% in the prior-year period. The increase in gross profit margin was due largely to the favorable impact of increased net sales volume, lower material and component costs, and benefits from greater manufacturing facility utilization as well as improved productivity due, in part, to the elimination of $2.8 of temporary manufacturing inefficiencies incurred during the second quarter of fiscal 2013 directly attributable to the closure of the Company's Cochran, Georgia production facility ("Cochran facility") that were not repeated in the second quarter of fiscal 2014. These improvements were partially offset by $2.2 of higher costs for a product-related issue affecting certain incandescent emergency light fixtures, approximately $3.0 million due to net unfavorable changes in foreign currency rates, and to a lesser degree, higher freight costs for expediting various components due primarily to service greater than expected customer demand for certain products which combined reduced gross profit margin by approximately 100 basis points.
Second quarter fiscal 2014 gross profit of $215.2 increased $22.7, or 11.8%, compared to adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the year-ago period of $192.5. Gross profit margin decreased 20 basis points to 39.4% for the three months ended February 28, 2014 compared with adjusted gross profit margin of 39.6% in the prior-year period, which excludes the impact of the temporary manufacturing efficiencies.

Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 28, 2014 were $157.0 compared with $144.3 in the prior-year period, an increase of $12.7, or 8.8%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher variable incentive compensation costs. SD&A expenses for the second quarter of fiscal 2014 were 28.7% of net sales compared with 29.6% for the prior-year period.
Operating profit for the second quarter of fiscal 2014 was $58.4 compared with $45.1 for the prior-year period, an increase of $13.3, or 29.5%. The increase in operating profit was due primarily to the favorable impact of higher net sales, lower material and component costs, and benefits from greater manufacturing facility utilization as well as improved productivity. These improvements were partially offset by higher costs for product warranty and related issues, the impact of net unfavorable changes in foreign currency rates, higher freight costs for expediting various components due primarily to service greater than expected customer demand for certain products, higher costs to support greater sales volume, and higher variable incentive compensation costs.
Adjusted operating profit (excluding the impact of special charges) increased by $10.0, or 20.7%, to $58.2 for the second quarter of fiscal 2014 compared with $48.2 (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the second quarter of fiscal 2013. Adjusted operating profit margin (excluding the impact of special charges) increased 80 basis points to 10.7% for the second quarter of fiscal 2014 compared with adjusted operating profit margin (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 9.9% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, increased slightly to $8.0 for the three months ended February 28, 2014 compared with $7.8 for the three months ended February 28, 2013. Higher interest expense was due primarily to increased interest expense related to obligations associated with non-qualified retirement plans and lower interest income. The Company reported net miscellaneous expense of $0.1 in both the second quarter of fiscal 2014 and 2013. In both periods, net miscellaneous expense was largely due to the unfavorable impact of exchange rate changes on certain foreign currency items.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.0% and 33.6% for the three months ended February 28, 2014 and 2013, respectively. The Company estimates that the effective tax rate for fiscal 2014 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2014 increased $8.0 to $32.7 from $24.7 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by higher other expense and a higher provision for income taxes. Diluted earnings per share for the three months ended February 28, 2014 increased $0.18 to $0.75 compared with diluted earnings per share of $0.57 for the prior-year period.
Adjusted net income (excluding the impact of special charges) for the second quarter of fiscal 2014 was $32.6 compared with $26.7 of adjusted net income (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the prior-year period, which represented an increase of $5.9, or 22.1%. Diluted earnings per share for the three months ended February 28, 2014 increased $0.13, or 21.0%, to $0.75 compared with adjusted diluted earnings per share (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $0.62 for the prior-year period.

First Six Months of Fiscal 2014 Compared with First Six Months of Fiscal 2013
The following table sets forth information comparing the components of net income for the six months ended February 28, 2014 and 2013:

	Six Months Ended
	February 28, 2014	February 28, 2013	Increase (Decrease)		Percent Change
Net Sales	$1,120.9	$967.8	$153.1		15.8%
Cost of Products Sold	668.6	588.6	80.0		13.6%
Gross Profit	452.3	379.2	73.1		19.3%
Percent of net sales	40.4%	39.2%	120	bps
Selling, Distribution, and Administrative Expenses	316.7	284.9	31.8		11.2%
Special Charge	(0.2)	1.0	(1.2)		(120.0)%
Operating Profit	135.8	93.3	42.5		45.6%
Percent of net sales	12.1%	9.6%	250	bps
Other Expense (Income)
Interest Expense, net	16.0	15.5	0.5		3.2%
Miscellaneous Expense, net	0.7	0.2	0.5		250.0%
Total Other Expense	16.7	15.7	1.0		6.4%
Income before Provision for Income Taxes	119.1	77.6	41.5		53.5%
Percent of net sales	10.6%	8.0%	260	bps
Provision for Taxes	41.9	26.8	15.1		56.3%
Effective tax rate	35.2%	34.5%
Net Income	$77.2	$50.8	$26.4		52.0%
Diluted Earnings per Share	$1.78	$1.18	$0.60		50.8%
Net sales were $1,120.9 for the six months ended February 28, 2014 compared with $967.8 reported for the six months ended February 28, 2013, an increase of $153.1, or 15.8%. For the six months ended February 28, 2014, the Company reported net income of $77.2, an increase of $26.4, or 52.0%, compared with $50.8 for the six months ended February 28, 2013. For the first six months of fiscal 2014, diluted earnings per share increased to $1.78 compared with $1.18 reported in the year-ago period.

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

	Six Months Ended
	February 28, 2014	February 28, 2013	Increase (Decrease)	Percent Change
Gross Profit	$452.3	$379.2
Add-back: Manufacturing inefficiencies	—	7.6
Adjusted Gross Profit	$452.3	$386.8	$65.5	16.9%
Percent of net sales	40.4%	40.0%	40	bps
Selling, Distribution, and Administrative Expenses	$316.7	$284.9
Add-back: Insurance recovery	5.0	—
Adjusted Selling, Distribution and Administrative Expenses	$321.7	$284.9	$36.8	12.9%
Percent of net sales	28.7%	29.4%	(70)	bps
Operating Profit	$135.8	$93.3
Add-back: Manufacturing inefficiencies	—	7.6
Less: Insurance recovery	(5.0)	—
Add-back: Special charge	(0.2)	1.0
Adjusted Operating Profit	$130.6	$101.9	$28.7	28.2%
Percent of net sales	11.7%	10.5%	120	bps
Net Income	$77.2	$50.8
Add-back: Manufacturing inefficiencies, net of tax	—	4.8
Less: Insurance recovery, net of tax	(3.1)	—
Add-back: Special charge, net of tax	(0.1)	0.7
Adjusted Net Income	$74.0	$56.3	$17.7	31.4%
Diluted Earnings per Share	$1.78	$1.18
Less: Insurance recovery, net of tax	(0.07)	—
Add-back: Special Charge and Manufacturing inefficiencies, net of tax	—	0.13
Adjusted Diluted Earnings per Share	$1.71	$1.31	$0.40	30.5%
Net Sales
Net sales for the six months ended February 28, 2014 increased 15.8% compared with the prior-year period due primarily to an increase in sales volume, which was partially offset by the impact of an unfavorable change of approximately 1% in price/mix. The impact on net sales from acquisitions and changes in foreign currency rates was not material. Sales volume was higher across most product categories and key sales channels. In addition, the Company realized greater demand for LED-based luminaires during the first half of fiscal 2014 as sales of these products more than doubled compared to the year-ago period and represented almost 30% of total net sales. The Company estimates the unfavorable price/mix during the first half of fiscal 2014 was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of purchased LED components.
Gross Profit
Gross profit for the first six months of fiscal 2014 increased $73.1, or 19.3%, to $452.3 compared with $379.2 in the prior-year period. Gross profit margin increased to 40.4% for the six months ended February 28, 2014 compared with 39.2% in the prior-year period. The increase in gross profit margin was due largely to the favorable impact of increased net sales volume, lower material and component costs, and benefits from greater manufacturing facility utilization as well as improved productivity. In addition, $7.6 of temporary manufacturing inefficiencies incurred during the six months ended February 28, 2013 directly attributable to the closure of the Company's Cochran facility were not repeated in the first six months of fiscal 2014. These improvements were partially offset by unfavorable price/mix, increased costs for product warranty and related issues, and the impact of net unfavorable changes in foreign currency rates.

Gross profit for the first six months of fiscal 2014 of $452.3 increased $65.5, or 16.9%, compared to adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the year-ago period of $386.8. Gross profit margin increased 40 basis points to 40.4% for the six months ended February 28, 2014 compared with adjusted gross profit margin of 40.0% in the prior-year period, which excludes the impact of the temporary manufacturing efficiencies.
Operating Profit
SD&A expenses for the six months ended February 28, 2014 were $316.7 compared with $284.9 in the prior-year period, an increase of $31.8, or 11.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, greater spending on activities to enhance sales, service, and customer support capabilities, and higher variable incentive compensation costs. These expenses were partially offset by an insurance recovery of $5.0 related to the previously disclosed fraud at a freight service provider. Further details regarding the fraud at a freight service provider and the recovery are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. SD&A expenses for the first six months of fiscal 2014 were 28.3% of net sales compared with 29.4% for the prior-year period. Adjusted SD&A expenses (excluding the impact of the insurance recovery associated with the fraud at a freight service provider) for the first six months of fiscal 2014 were $321.7, or 28.7% of net sales, which was 70 basis points lower than the prior year period.
During the first six months of fiscal 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4. During the first six months of fiscal 2013, the Company recorded a net pre-tax special charge of $1.0 related primarily to production transfer costs associated with the closure of the Cochran facility. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2014 was $135.8 compared with $93.3 for the prior-year period, an increase of $42.5, or 45.6%. The increase in operating profit for the first six months of fiscal 2014 compared with the first six months of fiscal 2013 was due primarily to the favorable impact of higher net sales, lower material and component costs, benefits from greater manufacturing facility utilization as well as improved productivity, and the insurance recovery related to the fraud at a freight service provider. These improvements were partially offset by unfavorable price/mix, higher costs for product warranty and related issues, the impact of net unfavorable changes in foreign currency rates, higher costs to support greater sales volume, and higher variable incentive compensation costs.
Adjusted operating profit (excluding the impact of special charges and the insurance recovery associated with the fraud at a freight service provider noted above) increased by $28.7, or 28.2%, to $130.6 for the first six months of fiscal 2014 compared with $101.9 (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the first six months of fiscal 2013. Adjusted operating profit margin for the first six months of fiscal 2014 (excluding the impact of special charges and the insurance recovery associated with the fraud at a freight service provider noted above) increased 120 basis points to 11.7% compared with adjusted operating profit margin (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 10.5% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, increased to $16.0 for the six months ended February 28, 2014 compared with $15.5 for the six months ended February 28, 2013. Higher interest expense was due primarily to increased interest expense related to obligations associated with non-qualified retirement plans and lower interest income. The Company reported net miscellaneous expense of $0.7 and $0.2 in the first six months of fiscal 2014 and 2013, respectively. In both periods, net miscellaneous expense was largely due to the unfavorable impact of exchange rate changes on certain foreign currency items.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.2% and 34.5% for the six months ended February 28, 2014 and 2013, respectively.
Net income for the first six months of fiscal 2014 increased $26.4 to $77.2 from $50.8 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by higher other expense and a higher provision for income taxes. Diluted earnings per share for the six months ended February 28, 2014 increased $0.60 to $1.78 compared with diluted earnings per share of $1.18 for the prior-year period.

Adjusted net income (excluding the impact of special charges and the insurance recovery associated with the fraud at a freight service provider noted above) for the first six months of fiscal 2014 was $74.0 compared with $56.3 of adjusted net income (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the prior-year period, which represented an increase of $17.7, or 31.4%. Adjusted diluted earnings per share (excluding the impact of the insurance recovery associated with the fraud at a freight service provider) for the six months ended February 28, 2014 increased $0.40, or 30.5%, to $1.71 compared with adjusted diluted earnings per share (excluding the impact of special charges and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $1.31 for the prior-year period.

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
During the first quarter of fiscal 2014, the Company completed the closures of two small production facilities which were part of the streamlining actions initiated in the prior year. The Company did not record any significant incremental expense associated with the closing of the facilities during the first quarter. Management estimates that during the first half of fiscal 2014 the Company realized approximately $6.5 of pre-tax savings associated with the streamlining activities initiated in 2013 and has achieved the total annualized savings run rate of $15.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for 2014. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for fiscal 2014 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. Management currently believes that the Company will benefit from growing renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, and capital expenditures; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry growth rates; (d) expectations about the impact of volatility and uncertainty in component, commodity and input costs as well as employee-related and healthcare costs, and the Company’s ability to manage those challenges; (e) the Company’s ability to execute and realize benefits from capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2014 annual tax rate; (g) the Company's estimate of losses related to the fraud at a freight service provider or future product warranty and other related claims; (i) the Company’s future amortization expense; (j) the Company’s ability to achieve its long-term financial goals and measures; and (k) the Company's expectations regarding future economic growth and its ability to outperform the markets it serves. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2014. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2014. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2014, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Compensatory Arrangements of Certain Officers

On March 28, 2014, the Board of Directors of the Company (“Board”) approved amendments to the Severance Agreements for Vernon J. Nagel, Mark A. Black, and Richard K. Reece, each of whom are named executive officers of the Company, to adjust the multiplier used in the severance payout formula for calculating the payment of a cash amount equal to the executive’s gross salary multiplied by a specified percentage (“Multiplier”). The Multipliers for each of the named executive officers were adjusted to be similar to the individual incentive targets currently in effect for each of the named executive officers under the Company’s annual cash bonus plan. The Board also approved amended language to the Severance Agreement for Mark A. Black to provide benefits consistent with that of the Executive Vice President and Chief Financial Officer. The proposed amended language provides for the full vesting of performance-based restricted stock upon involuntary termination without cause by the Corporation or for “Good Reason” following a change in control. The amendments to the Severance Agreements are attached to this Form 10-Q as Exhibits 10(iii)A (2) through (4) and are incorporated herein by reference.

On March 28, 2014, the Board approved a stock award under the Company’s 2012 Omnibus Stock Incentive Compensation Plan to Mr. Black for 16,000 time-vesting restricted shares of the Company’s common stock which will vest in four equal annual installments beginning March 28, 2015. The award is in recognition of Mr. Black’s promotion to President of Acuity Brands Lighting, Inc. and corresponding increase in responsibilities.

Declaration of Dividend

On March 28, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2014 to stockholders of record on April 17, 2014.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 2, 2014	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 2, 2014	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Form of Stock Notification and Award Agreement for stock options.	Filed with the Commission as part of this Form 10-Q.
	(2)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Filed with the Commission as part of this Form 10-Q.
	(3)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-Q.
	(4)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
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