Form 10-Q
period 2014-05-31
ACUITY BRANDS INC
filed 2014-07-01
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014.
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
Common stock — $0.01 par value — 43,214,658 shares as of June 27, 2014.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- MAY 31, 2014 (Unaudited) AND AUGUST 31, 2013	3
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- NINE MONTHS ENDED MAY 31, 2014 AND 2013	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	34

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1a.	RISK FACTORS	36
ITEM 5.	OTHER INFORMATION	37
ITEM 6.	EXHIBITS	37

SIGNATURES		38
EX-10(iii)A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	May 31, 2014	August 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$467.3	$359.1
Accounts receivable, less reserve for doubtful accounts of $2.1 and $1.5 as of May 31, 2014 and August 31, 2013, respectively	352.5	318.3
Inventories	213.8	203.0
Deferred income taxes	15.4	13.6
Prepayments and other current assets	21.0	19.5
Total Current Assets	1,070.0	913.5
Property, Plant, and Equipment, at cost:
Land	6.8	7.2
Buildings and leasehold improvements	110.4	109.6
Machinery and equipment	375.6	354.5
Total Property, Plant, and Equipment	492.8	471.3
Less — Accumulated depreciation and amortization	344.6	323.4
Property, Plant, and Equipment, net	148.2	147.9
Other Assets:
Goodwill	570.1	568.2
Intangible assets, net	235.3	245.1
Deferred income taxes	1.5	1.7
Other long-term assets	24.7	27.4
Total Other Assets	831.6	842.4
Total Assets	$2,049.8	$1,903.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$256.6	$249.5
Accrued compensation	34.6	28.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	116.3	107.5
Total Current Liabilities	408.7	386.2
Long-Term Debt	353.6	353.6
Accrued Pension Liabilities, less current portion	48.8	54.7
Deferred Income Taxes	56.4	53.9
Self-Insurance Reserves, less current portion	7.4	7.0
Other Long-Term Liabilities	50.1	54.9
Total Liabilities	925.0	910.3
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,565,317 issued and 42,846,062 outstanding at May 31, 2014; 52,205,933 issued and 42,486,678 outstanding at August 31, 2013	0.5	0.5
Paid-in capital	758.0	735.5
Retained earnings	844.4	740.3
Accumulated other comprehensive loss	(57.9)	(62.6)
Treasury stock, at cost, 9,719,255 shares at May 31, 2014 and August 31, 2013	(420.2)	(420.2)
Total Stockholders’ Equity	1,124.8	993.5
Total Liabilities and Stockholders’ Equity	$2,049.8	$1,903.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net Sales	$603.9	$541.5	$1,724.8	$1,509.3
Cost of Products Sold	360.5	320.4	1,029.1	909.0
Gross Profit	243.4	221.1	695.7	600.3
Selling, Distribution, and Administrative Expenses	170.8	163.9	487.5	448.8
Special Charge	—	7.2	(0.2)	8.2
Operating Profit	72.6	50.0	208.4	143.3
Other Expense/(Income):
Interest Expense, net	8.1	7.8	24.1	23.3
Miscellaneous (Income)/Expense, net	(0.1)	(3.0)	0.6	(2.8)
Total Other Expense	8.0	4.8	24.7	20.5
Income before Provision for Income Taxes	64.6	45.2	183.7	122.8
Provision for Income Taxes	20.8	13.5	62.7	40.3
Net Income	$43.8	$31.7	$121.0	$82.5

Earnings Per Share:
Basic Earnings per Share	$1.01	$0.74	$2.81	$1.93
Basic Weighted Average Number of Shares Outstanding	42.8	42.2	42.7	42.0
Diluted Earnings per Share	$1.01	$0.73	$2.79	$1.91
Diluted Weighted Average Number of Shares Outstanding	43.1	42.6	43.0	42.4
Dividends Declared per Share	$0.13	$0.13	$0.39	$0.39

Comprehensive Income:
Net Income	$43.8	$31.7	$121.0	$82.5
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	1.8	(0.6)	2.8	0.1
Defined benefit pension plans, net of tax	0.7	1.2	1.9	0.2
Other Comprehensive Income/(Expense), net of tax	2.5	0.6	4.7	0.3
Comprehensive Income	$46.3	$32.3	$125.7	$82.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31
	2014	2013
Cash Provided by/(Used for) Operating Activities:
Net income	$121.0	$82.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	32.2	30.2
Share-based compensation expense	13.2	12.8
Excess tax benefits from share-based payments	(10.5)	(6.6)
(Gain) Loss on the sale or disposal of property, plant, and equipment	0.1	(2.4)
Asset impairments	—	0.3
Deferred income taxes	0.7	2.0
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	(34.0)	(35.6)
Inventories	(10.4)	(4.7)
Prepayments and other current assets	(0.1)	(0.1)
Accounts payable	6.6	5.3
Other current liabilities	25.6	(7.4)
Other	(15.6)	(8.5)
Net Cash Provided by Operating Activities	128.8	67.8
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(24.8)	(31.4)
Proceeds from sale of property, plant, and equipment	0.9	7.4
Acquisitions of business and intangible assets, net of cash acquired	—	(25.5)
Net Cash Used for Investing Activities	(23.9)	(49.5)
Cash Provided by/(Used for) Financing Activities:
Proceeds from stock option exercises and other	8.3	10.0
Excess tax benefits from share-based payments	10.5	6.6
Dividends paid	(16.9)	(16.8)
Net Cash Provided by/(Used for) Financing Activities	1.9	(0.2)
Effect of Exchange Rate Changes on Cash	1.4	(0.7)
Net Change in Cash and Cash Equivalents	108.2	17.4
Cash and Cash Equivalents at Beginning of Period	359.1	284.5
Cash and Cash Equivalents at End of Period	$467.3	$301.9
Supplemental Cash Flow Information:
Income taxes paid during the period	$55.0	$33.2
Interest paid during the period	$21.4	$20.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company has one operating segment serving the North American lighting market and select international markets.
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2014, the consolidated statements of comprehensive income for the three and nine months ended May 31, 2014 and 2013, and the consolidated cash flows for the nine months ended May 31, 2014 and 2013. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, of the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2014.

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
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of fiscal 2014. The provisions of ASU 2011-11 and ASU 2013-01 did not have a material effect on the Company’s financial condition, results of operations, and cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.

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
The Company classifies long-lived assets as held for sale upon the development of a plan for disposal and meeting the other requirements in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. The Company is actively marketing its four properties classified as held for sale. As of May 31, 2014, the carrying value of the properties held for sale was $6.7, of which $3.9 is included in Prepayments and other current assets and $2.8 is included in Other long-term assets on the Consolidated Balance Sheets.

6.	Fair Value Measurements
The Company determines fair value measurements based on the assumptions a market participant would use in pricing the asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of May 31, 2014 and August 31, 2013:

	Fair Value Measurements as of:
	May 31, 2014				August 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$467.3	$—	$—	$467.3	$359.1	$—	$—	$359.1
Other	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities:
Other	$0.6	$—	$13.6	$14.2	$0.7	$—	$12.1	$12.8

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
The fair value of Level 3 liabilities is estimated using a discounted cash flow technique with significant inputs that are not observable in the market, appropriately discounted considering the uncertainties associated with the obligation. Changes in these inputs, including probability assessments or the discount rate, could result in a higher or lower fair value measurement. Any reasonably likely change in the assumptions used in the analysis would not result in a material change to the fair value of these liabilities.
No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2014 was due to a $1.1 increase in the estimated fair value and a $0.4 increase due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2014 and August 31, 2013:

	May 31, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$395.4	$349.6	$381.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2014 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $2.8 and $2.8 related to intangible assets with finite lives during the three months ended May 31, 2014 and 2013, respectively, and $8.4 and $8.0 during the nine months ended May 31, 2014 and 2013, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.3 in fiscal 2014, $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, and $10.2 in fiscal 2018.
The changes in the carrying amount of goodwill during the nine months ended May 31, 2014 are summarized as follows:

Balance at August 31, 2013	$568.2
Adjustments for acquired businesses	1.4
Foreign currency translation adjustments	0.5
Balance at May 31, 2014	$570.1

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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	May 31, 2014	August 31, 2013
Raw materials, supplies, and work in process(1)	$118.6	$122.6
Finished goods	106.8	90.9
	225.4	213.5
Less: Reserves	(11.6)	(10.5)
Total Inventory	$213.8	$203.0
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

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 47,847 and 72,736 for the three months ended May 31, 2014 and 2013, respectively, and approximately 57,845 and 88,327 for the nine months ended May 31, 2014 and 2013, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Restricted stock of approximately 13,988 for the three months ended May 31, 2014, and approximately 4,714 for the nine months ended May 31, 2014, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. There were no shares of restricted stock excluded from the diluted earnings per share calculation for the three and nine months ended May 31, 2013. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Basic Earnings per Share:
Net income	$43.8	$31.7	$121.0	$82.5
Less: Income attributable to participating securities	(0.4)	(0.5)	(1.2)	(1.3)
Net income available to common shareholders	$43.4	$31.2	$119.8	$81.2
Basic weighted average shares outstanding	42.8	42.2	42.7	42.0
Basic earnings per share	$1.01	$0.74	$2.81	$1.93
Diluted Earnings per Share:
Net income	$43.8	$31.7	$121.0	$82.5
Less: Income attributable to participating securities	(0.4)	(0.5)	(1.2)	(1.3)
Net income available to common shareholders	$43.4	$31.2	$119.8	$81.2
Basic weighted average shares outstanding	42.8	42.2	42.7	42.0
Common stock equivalents	0.3	0.4	0.3	0.4
Diluted weighted average shares outstanding	43.1	42.6	43.0	42.4
Diluted earnings per share	$1.01	$0.73	$2.79	$1.91

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
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2013	$(18.8)	$(43.8)	$(62.6)
Other Comprehensive Income/(Expense) before reclassifications	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income	—	1.9	1.9
Net current-period Other Comprehensive Income/(Expense)	2.8	1.9	4.7
Balance at May 31, 2014	$(16.0)	$(41.9)	$(57.9)
The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income/(expense) for the three months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31, 2014				May 31, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$1.8		$—	$1.8	$(0.6)		$—	$(0.6)
Defined Benefit Pension Plans:
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.2	(1)	(0.1)	0.1
Actuarial losses	0.8	(1)	(0.2)	0.6	1.6	(1)	(0.5)	1.1
Total Defined Benefit Pension Plans, net	1.0		(0.3)	0.7	1.8		(0.6)	1.2
Other Comprehensive Income/(Expense)	$2.8		$(0.3)	$2.5	$1.2		$(0.6)	$0.6

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income/(expense) for the nine months ended May 31, 2014 and 2013:

	Nine Months Ended
	May 31, 2014				May 31, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$2.8		$—	$2.8	$0.1		$—	$0.1
Defined Benefit Pension Plans:
Prior service cost from plan amendment	—		—	—	(5.5)		2.2	(3.3)
Amortization of defined benefit pension items:
Prior service cost	0.6	(1)	(0.2)	0.4	0.5	(1)	(0.1)	0.4
Actuarial losses	2.3	(1)	(0.8)	1.5	4.7	(1)	(1.6)	3.1
Total Defined Benefit Pension Plans, net	2.9		(1.0)	1.9	(0.3)		0.5	0.2
Other Comprehensive Income/(Expense)	$5.7		$(1.0)	$4.7	$(0.2)		$0.5	$0.3

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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2014. At May 31, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of May 31, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility.
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
Notes
At May 31, 2014, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Interest expense	$8.2	$8.0	$24.4	$23.9
Interest income	(0.1)	(0.2)	(0.3)	(0.6)
Interest expense, net	$8.1	$7.8	$24.1	$23.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2014, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, or guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K.
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
The Company and the U.S. Consumer Product Safety Commission announced a recall of certain incandescent emergency light fixtures on May 28, 2014. During the first nine months of fiscal 2014, the Company accrued a liability of $4.5 for the estimated costs associated with this matter. Due to the inherent uncertainty at this stage in estimating costs, including any applicable claims or other liabilities associated with the fixture failures or the Company's handling of this issue, it is possible that there could be additional costs associated with the ultimate resolution of the matter. The Company does not expect the ultimate resolution of this matter to have a material, adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods.
Reserves for product warranty and related issues are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and related issues during the nine months ended May 31, 2014 are summarized as follows:

Balance at August 31, 2013	$5.9
Adjustments to the reserve	6.1
Payments made during the period	(1.6)
Balance at May 31, 2014	$10.4
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

During fiscal 2014, the Company received $5.8 in recovery payments related to this loss, consisting primarily of payments under an insurance policy maintained by the Company. These recoveries are included as an offset to expense in Selling, Distribution and Administrative Expenses in the Consolidated Statements of Comprehensive Income and cover a portion of, but not the entirety of, the Company’s loss related to this matter. The Company is evaluating other potential actions to recover the remainder of its loss through multiple sources including, but not limited to, claims against Trendset and claims against certain parties affiliated with Trendset.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Based on available information, management cannot estimate the likelihood, amount or timing of any further potential recovery.   Any future recovery would be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any such future costs, though not currently estimable, will not have a material adverse effect on the financial condition or results

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of operations of Acuity Brands. Additionally, the Company believes that the Trustee in the Trendset bankruptcy action may attempt, through preference or other actions under the Bankruptcy Code, to recover from the Company or its freight carriers amounts paid by Trendset to the Company’s freight carriers during the period prior to Trendset’s bankruptcy proceeding. The Company believes that such actions to recover funds from the Company or its freight carriers would be inappropriate and would ultimately be unsuccessful. The Company believes no such loss is probable. The Company further believes that, even if successful, such actions would be unlikely to have a material adverse effect on the Company.

13.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.5 and $4.2 of share-based expense for the three months ended May 31, 2014 and 2013, respectively, and $13.2 and $12.8 of share-based expense for the nine months ended May 31, 2014 and 2013, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, and were $10.5 and $6.6 for the nine months ended May 31, 2014 and 2013, respectively. New shares issued upon exercise of stock options were 6,933 and 28,510 for the three months ended May 31, 2014 and 2013, respectively, and 198,618 and 336,529 for the nine months ended May 31, 2014 and 2013, respectively.
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2014 and 2013 included the following components before tax:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Service cost	$0.6	$0.9	$1.9	$2.6
Interest cost	2.1	2.0	6.6	6.0
Expected return on plan assets	(2.5)	(2.2)	(7.5)	(6.5)
Amortization of prior service cost	0.2	0.2	0.6	0.5
Recognized actuarial loss	0.8	1.6	2.3	4.7
Net periodic pension cost	$1.2	$2.5	$3.9	$7.3
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
As of May 31, 2014, remaining severance reserves were $0.9 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to this program during the nine months ended May 31, 2014 are summarized as follows:

Balance at August 31, 2013	$5.1
Special charge	(0.6)
Payments made during the period	(3.6)
Balance at May 31, 2014	$0.9

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$435.2	$2.3	$—	$29.8	$—	$467.3
Accounts receivable, net	—	305.5	—	47.0	—	352.5
Inventories	—	199.1	—	14.7	—	213.8
Other current assets	7.0	21.4	—	8.0	—	36.4
Total Current Assets	442.2	528.3	—	99.5	—	1,070.0
Property, Plant, and Equipment, net	0.4	117.0	—	30.8	—	148.2
Goodwill	—	518.0	2.7	49.4	—	570.1
Intangible assets, net	—	88.0	122.5	24.8	—	235.3
Other long-term assets	2.7	17.8	—	5.7	—	26.2
Investments in and amounts due from subsidiaries	727.9	170.9	135.8	(53.7)	(980.9)	—
Total Assets	$1,173.2	$1,440.0	$261.0	$156.5	$(980.9)	$2,049.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.7	$240.5	$—	$15.4	$—	$256.6
Other accrued liabilities	16.6	105.5	—	30.0	—	152.1
Total Current Liabilities	17.3	346.0	—	45.4	—	408.7
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	(30.0)	85.9	—	0.5	—	56.4
Other Long-Term Liabilities	61.1	28.1	—	17.1	—	106.3
Total Stockholders’ Equity	1,124.8	626.4	261.0	93.5	(980.9)	1,124.8
Total Liabilities and Stockholders’ Equity	$1,173.2	$1,440.0	$261.0	$156.5	$(980.9)	$2,049.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$545.5	$—	$58.4	$—	$603.9
Intercompany sales	—	—	9.6	25.1	(34.7)	—
Total Sales	—	545.5	9.6	83.5	(34.7)	603.9
Cost of Products Sold	—	325.4	—	59.6	(24.5)	360.5
Gross Profit	—	220.1	9.6	23.9	(10.2)	243.4
Selling, Distribution, and Administrative Expenses	7.2	153.4	1.0	19.4	(10.2)	170.8
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	—	—	—	—	—
Operating Profit/(Loss)	(6.4)	66.3	8.6	4.1	—	72.6
Interest expense (income), net	2.5	5.7	—	(0.1)	—	8.1
Equity earnings in subsidiaries	(49.5)	(2.3)	—	—	51.8	—
Miscellaneous (income) expense, net	—	(0.8)	—	0.7	—	(0.1)
Income before Provision for Income Taxes	40.6	63.7	8.6	3.5	(51.8)	64.6
Provision/(Benefit) for Income Taxes	(3.2)	19.4	3.4	1.2	—	20.8
Net Income	$43.8	$44.3	$5.2	$2.3	$(51.8)	$43.8

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	1.8	1.8	—	—	(1.8)	1.8
Defined Benefit Pension Plans, net	0.7	1.0	—	0.7	(1.7)	0.7
Other Comprehensive Income/(Expense) Items, net of tax	2.5	2.8	—	0.7	(3.5)	2.5
Other Comprehensive Income/(Expense)	$46.3	$47.1	$5.2	$3.0	$(55.3)	$46.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$481.7	$—	$59.8	$—	$541.5
Intercompany sales	—	—	8.1	22.5	(30.6)	—
Total Sales	—	481.7	8.1	82.3	(30.6)	541.5
Cost of Products Sold	—	280.1	—	62.8	(22.5)	320.4
Gross Profit	—	201.6	8.1	19.5	(8.1)	221.1
Selling, Distribution, and Administrative Expenses	6.7	147.1	0.7	17.5	(8.1)	163.9
Intercompany charges	(0.9)	0.6	—	0.3	—	—
Special Charge	—	5.5	—	1.7	—	7.2
Operating Profit/(Loss)	(5.8)	48.4	7.4	—	—	50.0
Interest expense (income), net	2.4	5.5	—	(0.1)	—	7.8
Equity earnings in subsidiaries	(37.1)	0.5	—	—	36.6	—
Miscellaneous (income) expense, net	—	(3.7)	—	0.7	—	(3.0)
Income before Provision for Income Taxes	28.9	46.1	7.4	(0.6)	(36.6)	45.2
Provision/(Benefit) for Income Taxes	(2.8)	13.2	3.0	0.1	—	13.5
Net Income	$31.7	$32.9	$4.4	$(0.7)	$(36.6)	$31.7

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(0.6)	(0.6)	—	—	0.6	(0.6)
Defined Benefit Pension Plans, net	1.2	0.7	—	0.3	(1.0)	1.2
Other Comprehensive Income/(Expense) Items, net of tax	0.6	0.1	—	0.3	(0.4)	0.6
Other Comprehensive Income/(Expense)	$32.3	$33.0	$4.4	$(0.4)	$(37.0)	$32.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,541.8	$—	$183.0	$—	$1,724.8
Intercompany sales	—	—	27.0	67.8	(94.8)	—
Total Sales	—	1,541.8	27.0	250.8	(94.8)	1,724.8
Cost of Products Sold	—	908.8	—	185.7	(65.4)	1,029.1
Gross Profit	—	633.0	27.0	65.1	(29.4)	695.7
Selling, Distribution, and Administrative Expenses	21.0	435.6	3.1	57.2	(29.4)	487.5
Intercompany charges	(2.4)	1.2	—	1.2	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit/(Loss)	(18.6)	196.4	23.9	6.7	—	208.4
Interest expense (income), net	7.5	16.7	—	(0.1)	—	24.1
Equity earnings in subsidiaries	(137.8)	(5.3)	—	—	143.1	—
Miscellaneous (income) expense, net	—	(0.7)	—	0.2	1.1	0.6
Income before Provision for Income Taxes	111.7	185.7	23.9	6.6	(144.2)	183.7
Provision/(Benefit) for Income Taxes	(9.3)	61.1	9.4	1.5	—	62.7
Net Income	$121.0	$124.6	$14.5	$5.1	$(144.2)	$121.0

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	2.8	2.8	—	—	(2.8)	2.8
Defined Benefit Pension Plans, net	1.9	1.6	—	1.1	(2.7)	1.9
Other Comprehensive Income/(Expense) Items, net of tax	4.7	4.4	—	1.1	(5.5)	4.7
Other Comprehensive Income/(Expense)	$125.7	$129.0	$14.5	$6.2	$(149.7)	$125.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Sales:
External sales	$—	$1,333.5	$—	$175.8	$—	$1,509.3
Intercompany sales	—	—	22.9	65.5	(88.4)	—
Total Sales	—	1,333.5	22.9	241.3	(88.4)	1,509.3
Cost of Products Sold	—	791.6	—	182.9	(65.5)	909.0
Gross Profit	—	541.9	22.9	58.4	(22.9)	600.3
Selling, Distribution, and Administrative Expenses	20.9	399.3	2.2	49.3	(22.9)	448.8
Intercompany charges	(2.6)	1.7	—	0.9	—	—
Special Charge	—	6.2	—	2.0	—	8.2
Operating Profit/(Loss)	(18.3)	134.7	20.7	6.2	—	143.3
Interest expense (income), net	7.0	16.6	—	(0.3)	—	23.3
Equity earnings in subsidiaries	(98.4)	(5.0)	—	0.1	103.3	—
Miscellaneous (income) expense, net	—	(3.3)	—	0.5	—	(2.8)
Income before Provision for Income Taxes	73.1	126.4	20.7	5.9	(103.3)	122.8
Provision/(Benefit) for Income Taxes	(9.4)	39.4	8.3	2.0	—	40.3
Net Income	$82.5	$87.0	$12.4	$3.9	$(103.3)	$82.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	0.1	0.1	—	—	(0.1)	0.1
Defined Benefit Pension Plans, net	0.2	2.1	—	1.0	(3.1)	0.2
Other Comprehensive Income/(Expense) Items, net of tax	0.3	2.2	—	1.0	(3.2)	0.3
Other Comprehensive Income/(Expense)	$82.8	$89.2	$12.4	$4.9	$(106.5)	$82.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$102.3	$25.3	$—	$1.2	$—	$128.8
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(20.2)	—	(4.6)	—	(24.8)
Proceeds from sale of property, plant, and equipment	—	0.9	—	—	—	0.9
Investments in subsidiaries	—	(4.5)	—	4.5	—	—
Net Cash Used for Investing Activities	—	(23.8)	—	(0.1)	—	(23.9)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	8.3	—	—	—	—	8.3
Excess tax benefits from share-based payments	10.5	—	—	—	—	10.5
Dividends paid	(16.9)	—	—	—	—	(16.9)
Net Cash Provided by Financing Activities	1.9	—	—	—	—	1.9
Effect of Exchange Rate Changes on Cash	—	—	—	1.4	—	1.4
Net Change in Cash and Cash Equivalents	104.2	1.5	—	2.5	—	108.2
Cash and Cash Equivalents at Beginning of Period	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Period	$435.2	$2.3	$—	$29.8	$—	$467.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$29.0	$38.3	$—	$0.5	$—	$67.8
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.4)	(28.7)	—	(2.3)	—	(31.4)
Proceeds from sale of property, plant, and equipment	—	7.4	—	—	—	7.4
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of business and intangible assets	—	(3.8)	—	(21.7)	—	(25.5)
Net Cash (Used for) Provided by Investing Activities	(0.4)	(38.2)	—	(24.0)	13.1	(49.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	10.0	—	—	—	—	10.0
Excess tax benefits from share-based payments	6.6	—	—	—	—	6.6
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(16.8)	—	—	—	—	(16.8)
Net Cash (Used for) Provided by Financing Activities	(0.2)	—	—	13.1	(13.1)	(0.2)
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	(0.6)	—	(0.7)
Net Change in Cash and Cash Equivalents	28.4	—	—	(11.0)	—	17.4
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$275.0	$—	$—	$26.9	$—	$301.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”), and its subsidiaries as of May 31, 2014 and for the three and nine months ended May 31, 2014 and 2013. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2013 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the 'Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 6,800 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, components, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of May 31, 2014, the Company operates 16 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately $45.0 during fiscal 2014 of which $24.8 had been invested as of May 31, 2014, primarily for equipment, tooling, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at May 31, 2014 was $467.3, an increase of $108.2 from August 31, 2013. Cash flow generated from operations, cash generated from stock issued under employee and director compensation plans, and proceeds from the sale of assets during the period were used during the first nine months of fiscal 2014 primarily to make capital expenditures of $24.8 and pay dividends to stockholders of $16.9.
The Company generated $128.8 of cash flow from operating activities during the nine months ended May 31, 2014 compared with $67.8 in the prior-year period, an increase of $61.0, due primarily to higher net income and lower variable incentive compensation payments partially offset by an increase in cash used for working capital. The increase in cash used for working capital during the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 was primarily related to higher accounts receivable and inventory levels in fiscal 2014.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $24.8 and $31.4 in the first nine months of fiscal 2014 and 2013, respectively, primarily related to investments in new tooling, machinery, and information technology. As noted above, the Company expects to invest approximately $45.0 primarily for equipment, tooling, and enhanced information technology capabilities during fiscal 2014.
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
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of May 31, 2014, total debt outstanding of $353.6 remained substantially unchanged from August 31, 2013 and consisted primarily of fixed-rate obligations.
On January 31, 2012, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature and any and all amounts outstanding will be due and payable on January 31, 2017.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2014. At May 31, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of May 31, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first nine months of fiscal 2014, the Company’s consolidated stockholders’ equity increased $131.3 to $1,124.8 at May 31, 2014 from $993.5 at August 31, 2013. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 23.9% and 26.2% at May 31, 2014 and August 31, 2013, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (11.2)% at May 31, 2014 and (0.6)% at August 31, 2013.
Dividends
Acuity Brands paid dividends on its common stock of $16.9 ($0.39 per share) during the nine months ended May 31, 2014 compared with $16.8 ($0.39 per share) during the nine months ended May 31, 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Third Quarter of Fiscal 2014 Compared with Third Quarter of Fiscal 2013
The following table sets forth information comparing the components of net income for the three months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31, 2014	May 31, 2013	Increase (Decrease)		Percent Change
Net Sales	$603.9	$541.5	$62.4		11.5%
Cost of Products Sold	360.5	320.4	40.1		12.5%
Gross Profit	243.4	221.1	22.3		10.1%
Percent of net sales	40.3%	40.8%	(50)	bps
Selling, Distribution, and Administrative Expenses	170.8	163.9	6.9		4.2%
Special Charge	—	7.2	(7.2)		(100.0)%
Operating Profit	72.6	50.0	22.6		45.2%
Percent of net sales	12.0%	9.2%	280	bps
Other Expense (Income)
Interest Expense, net	8.1	7.8	0.3		3.8%
Miscellaneous Income, net	(0.1)	(3.0)	2.9		(96.7)%
Total Other Expense	8.0	4.8	3.2		66.7%
Income before Provision for Income Taxes	64.6	45.2	19.4		42.9%
Percent of net sales	10.7%	8.3%	240	bps
Provision for Taxes	20.8	13.5	7.3		54.1%
Effective tax rate	32.2%	29.9%
Net Income	$43.8	$31.7	$12.1		38.2%
Diluted Earnings per Share	$1.01	$0.73	$0.28		38.4%
Net sales were $603.9 for the three months ended May 31, 2014 compared with $541.5 reported for the three months ended May 31, 2013, an increase of $62.4, or 11.5%. For the three months ended May 31, 2014, the Company reported net income of $43.8, an increase of $12.1, or 38.2%, compared with $31.7 for the three months ended May 31, 2013. For the third quarter of fiscal 2014, diluted earnings per share increased to $1.01 compared with $0.73 reported in the year-ago period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude incremental costs and recoveries associated with a fraud at a freight service provider, special charges associated primarily with continued efforts to streamline the organization, and other costs associated with temporary manufacturing inefficiencies. Although special charges related to other efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share are provided to enhance the user's overall understanding of the Company's current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	May 31, 2014	May 31, 2013	Increase (Decrease)	Percent Change
Gross Profit	$243.4	$221.1
Add-back: Manufacturing inefficiencies	—	0.8
Adjusted Gross Profit	$243.4	$221.9	$21.5	9.7%
Percent of net sales	40.3%	41.0%	(70)	bps
Selling, Distribution, and Administrative Expenses	$170.8	$163.9
Less: Freight service provider fraud-related expense	—	(8.1)
Add-back: Freight service provider fraud-related recovery	0.8	—
Adjusted Selling, Distribution and Administrative Expenses	$171.6	$155.8	$15.8	10.1%
Percent of net sales	28.4%	28.8%	(40)	bps
Operating Profit	$72.6	$50.0
Add-back: Manufacturing inefficiencies	—	0.8
Add-back: Freight service provider fraud-related expense	—	8.1
Less: Freight service provider fraud-related recovery	(0.8)	—
Add-back: Special charge	—	7.2
Adjusted Operating Profit	$71.8	$66.1	$5.7	8.6%
Percent of net sales	11.9%	12.2%	(30)	bps
Net Income	$43.8	$31.7
Add-back: Manufacturing inefficiencies, net of tax	—	0.5
Add-back: Freight service provider fraud-related expense, net of tax	—	5.0
Less: Freight service provider fraud-related recovery, net of tax	(0.5)	—
Add-back: Special charge, net of tax	—	4.7
Adjusted Net Income	$43.3	$41.9	$1.4	3.3%
Diluted Earnings per Share	$1.01	$0.73
Add-back: Manufacturing inefficiencies, net of tax	—	0.01
Add-back: Freight service provider fraud-related expense, net of tax	—	0.12
Less: Freight service provider fraud-related recovery, net of tax	(0.01)	—
Add-back: Special charge, net of tax	—	0.11
Adjusted Diluted Earnings per Share	$1.00	$0.97	$0.03	3.1%
Net Sales
Net sales for the three months ended May 31, 2014 increased 11.5% compared with the prior-year period due primarily to an approximate 13% increase in sales volume partially offset by unfavorable changes in product prices and the mix of products sold ("price/mix") of 1% and the unfavorable impact of foreign currency rate changes of 0.5%. Sales volume was higher across most product categories and key sales channels. In addition, the Company realized greater demand for LED-based luminaires in the current quarter as sales of these products nearly doubled compared to the year-ago period and represented more than 33% of total net sales. Because of the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume nor precisely differentiate the individual components of price/mix.
Gross Profit
Gross profit for the third quarter of fiscal 2014 increased $22.3, or 10.1%, to $243.4 compared with $221.1 in the prior-year period. Gross profit margin decreased to 40.3% for the three months ended May 31, 2014 compared with 40.8% in the prior-year period. Gross profit margin was negatively impacted by approximately 70 basis points from a combination of $2.1 due to increased product warranty and related costs primarily related to certain incandescent emergency light fixtures and $2.1 due to net unfavorable changes in foreign currency rates. In addition, gross profit margin was negatively impacted by unfavorable price/mix and certain inefficiencies associated with ramping up the Company's electronic component production capabilities. These higher costs were partially offset by the favorable impact of increased net sales volume.

Third quarter fiscal 2014 gross profit of $243.4 increased $21.5, or 9.7%, compared to adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the year-ago period of $221.9. Gross profit margin decreased 70 basis points to 40.3% for the three months ended May 31, 2014 compared with adjusted gross profit margin of 41.0% in the prior-year period, which excludes the impact of the temporary manufacturing inefficiencies.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended May 31, 2014 were $170.8 compared with $163.9 in the prior-year period, an increase of $6.9, or 4.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs. SD&A expenses for the third quarter of fiscal 2014 were 28.3% of net sales compared with 30.3% for the prior-year period.
Adjusted SD&A expenses (excluding the impact of recoveries and costs associated with the fraud at a freight service provider) for the three months ended May 31, 2014 were $171.6 (28.4% of net sales) compared with $155.8 (28.8% of net sales) in the prior-year period. Further details regarding the fraud at a freight service provider and the related costs and recoveries are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2014 was $72.6 compared with $50.0 for the prior-year period, an increase of $22.6, or 45.2%. The increase in operating profit was due primarily to the favorable impact of higher net sales. In addition, the special charges of $7.2 recorded in the third quarter of fiscal 2013 did not recur in fiscal 2014. These improvements were partially offset by higher costs to support greater sales volume, higher employee-related costs, increased product warranty and related costs, net unfavorable changes in foreign currency rates, and unfavorable price/mix.
Adjusted operating profit (excluding the impact of recoveries associated with the fraud at a freight service provider) increased by $5.7, or 8.6%, to $71.8 for the third quarter of fiscal 2014 compared with $66.1 (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the third quarter of fiscal 2013. Adjusted operating profit margin (excluding the impact of recoveries associated with the fraud at a freight service provider) decreased 30 basis points to 11.9% for the third quarter of fiscal 2014 compared with adjusted operating profit margin (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 12.2% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, increased slightly to $8.1 for the three months ended May 31, 2014 compared with $7.8 for the three months ended May 31, 2013. Higher interest expense was due primarily to increased interest expense related to obligations associated with non-qualified retirement plans and lower interest income. The Company reported net miscellaneous income of $0.1 and $3.0 in the third quarter of fiscal 2014 and 2013, respectively.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 32.2% and 29.9% for the three months ended May 31, 2014 and 2013, respectively. In both periods, the effective tax rate was favorably impacted by a reduction of certain income tax reserves. The Company estimates that the effective tax rate for fiscal 2014 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2014 increased $12.1 to $43.8 from $31.7 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by higher other expense and a higher provision for income taxes. Diluted earnings per share for the three months ended May 31, 2014 increased $0.28 to $1.01 compared with diluted earnings per share of $0.73 for the prior-year period.
Adjusted net income (excluding the impact of recoveries associated with the fraud at a freight service provider) for the third quarter of fiscal 2014 was $43.3 compared with $41.9 of adjusted net income (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the prior-year period, which represented an increase of $1.4, or 3.3%. Adjusted diluted earnings per share (excluding the impact of recoveries associated with the fraud at a freight service provider) for the three months ended May 31, 2014 increased $0.03, or 3.1%, to $1.00 compared with adjusted diluted earnings per share (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $0.97 for the prior-year period.

First Nine Months of Fiscal 2014 Compared with First Nine Months of Fiscal 2013
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2014 and 2013:

	Nine Months Ended
	May 31, 2014	May 31, 2013	Increase (Decrease)		Percent Change
Net Sales	$1,724.8	$1,509.3	$215.5		14.3%
Cost of Products Sold	1,029.1	909.0	120.1		13.2%
Gross Profit	695.7	600.3	95.4		15.9%
Percent of net sales	40.3%	39.8%	50	bps
Selling, Distribution, and Administrative Expenses	487.5	448.8	38.7		8.6%
Special Charge	(0.2)	8.2	(8.4)		(102.4)%
Operating Profit	208.4	143.3	65.1		45.4%
Percent of net sales	12.1%	9.5%	260	bps
Other Expense (Income)
Interest Expense, net	24.1	23.3	0.8		3.4%
Miscellaneous Expense (Income), net	0.6	(2.8)	3.4		(121.4)%
Total Other Expense	24.7	20.5	4.2		20.5%
Income before Provision for Income Taxes	183.7	122.8	60.9		49.6%
Percent of net sales	10.7%	8.1%	260	bps
Provision for Taxes	62.7	40.3	22.4		55.6%
Effective tax rate	34.1%	32.8%
Net Income	$121.0	$82.5	$38.5		46.7%
Diluted Earnings per Share	$2.79	$1.91	$0.88		46.1%
Net sales were $1,724.8 for the nine months ended May 31, 2014 compared with $1,509.3 reported for the nine months ended May 31, 2013, an increase of $215.5, or 14.3%. For the nine months ended May 31, 2014, the Company reported net income of $121.0, an increase of $38.5, or 46.7%, compared with $82.5 for the nine months ended May 31, 2013. For the first nine months of fiscal 2014, diluted earnings per share increased to $2.79 compared with $1.91 reported in the year-ago period.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude incremental costs and recoveries related to a fraud at a freight service provider, special charges associated primarily with continued efforts to streamline the organization, and other costs associated with temporary manufacturing inefficiencies.

	Nine Months Ended
	May 31, 2014	May 31, 2013	Increase (Decrease)	Percent Change
Gross Profit	$695.7	$600.3
Add-back: Manufacturing inefficiencies	—	8.4
Adjusted Gross Profit	$695.7	$608.7	$87.0	14.3%
Percent of net sales	40.3%	40.3%	—	bps
Selling, Distribution, and Administrative Expenses	$487.5	$448.8
Less: Freight service provider fraud-related expense	—	(8.1)
Add-back: Freight service provider fraud-related recovery	5.8	—
Adjusted Selling, Distribution and Administrative Expenses	$493.3	$440.7	$52.6	11.9%
Percent of net sales	28.6%	29.2%	(60)	bps
Operating Profit	$208.4	$143.3
Add-back: Manufacturing inefficiencies	—	8.4
Add-back: Freight service provider fraud-related expense	—	8.1
Less: Freight service provider fraud-related recovery	(5.8)	—
Add-back: Special charge	(0.2)	8.2
Adjusted Operating Profit	$202.4	$168.0	$34.4	20.5%
Percent of net sales	11.7%	11.1%	60	bps
Net Income	$121.0	$82.5
Add-back: Manufacturing inefficiencies, net of tax	—	5.2
Add-back: Freight service provider fraud-related expense, net of tax	—	5.0
Less: Freight service provider fraud-related recovery, net of tax	(3.6)	—
Add-back: Special charge, net of tax	(0.1)	5.3
Adjusted Net Income	$117.3	$98.0	$19.3	19.7%
Diluted Earnings per Share	$2.79	$1.91
Add-back: Manufacturing inefficiencies, net of tax	—	0.12
Add-back: Freight service provider fraud-related expense, net of tax	—	0.12
Less: Freight service provider fraud-related recovery, net of tax	(0.08)	—
Add-back: Special charge, net of tax	—	0.12
Adjusted Diluted Earnings per Share	$2.71	$2.27	$0.44	19.4%
Net Sales
Net sales for the nine months ended May 31, 2014 increased 14.3% compared with the prior-year period due primarily to an increase in sales volume, which was partially offset by the impact of an unfavorable change of approximately 1% in price/mix. The impact on net sales from acquisitions and changes in foreign currency rates was not material. Sales volume was higher across most product categories and key sales channels. In addition, the Company realized greater demand for LED-based luminaires during the first nine months of fiscal 2014 as sales of these products more than doubled compared to the year-ago period and represented more than 30% of total net sales. The Company estimates the unfavorable price/mix during the first nine months of fiscal 2014 was influenced by a reduction in the sales price of certain LED luminaires reflecting the continued decline in the cost of purchased LED components.

Gross Profit
Gross profit for the first nine months of fiscal 2014 increased $95.4, or 15.9%, to $695.7 compared with $600.3 in the prior-year period. Gross profit margin increased to 40.3% for the nine months ended May 31, 2014 compared with 39.8% in the prior-year period. The increase in gross profit margin was due largely to the favorable impact of increased net sales volume, lower material and component costs, and improved manufacturing productivity due, in part, to the elimination of $8.4 of temporary manufacturing inefficiencies incurred during the nine months ended May 31, 2013 directly attributable to the closure of the Company's Cochran facility. These improvements were partially offset by unfavorable price/mix, increased product warranty and related costs, and net unfavorable changes in foreign currency rates.
Gross profit for the first nine months of fiscal 2014 of $695.7 increased $87.0, or 14.3%, compared to adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the year-ago period of $608.7. Adjusted gross profit margin (excluding the impact of the temporary manufacturing inefficiencies in the prior year) was 40.3% for both nine-month periods ended May 31, 2014 and 2013.
Operating Profit
SD&A expenses for the nine months ended May 31, 2014 were $487.5 compared with $448.8 in the prior-year period, an increase of $38.7, or 8.6%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including variable incentive compensation costs, and greater spending on activities to enhance sales, service, and customer support capabilities. These expenses were partially offset by recoveries of $5.8 associated with the fraud at a freight service provider. Further details regarding the fraud at a freight service provider and the related costs and recoveries are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. SD&A expenses for the first nine months of fiscal 2014 were 28.3% of net sales compared with 29.7% for the prior-year period. Adjusted SD&A expenses (excluding the impact of the incremental costs and recoveries associated with the fraud at a freight service provider) for the first nine months of fiscal 2014 were $493.3, or 28.6% of net sales, which was 60 basis points lower than the prior year period.
The Company recognized a reversal of pre-tax special charges of $0.2 during the first nine months of fiscal 2014, due to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4. During the first nine months of fiscal 2013, the Company recorded a net pre-tax special charge of $8.2 related primarily to streamlining activities initiated during the third quarter of fiscal 2013 associated with a reduction in various selling, distribution, and administrative positions and the closure of certain small production facilities as well as production transfer costs associated with the closure of the Cochran facility. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first nine months of fiscal 2014 was $208.4 compared with $143.3 for the prior-year period, an increase of $65.1, or 45.4%. The increase in operating profit for the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 was due primarily to the favorable impact of higher net sales, lower material and component costs, improved manufacturing productivity, lower special charges, and the recoveries associated with the fraud at a freight service provider. These improvements were partially offset by higher costs to support greater sales volume, higher employee-related costs, increased product warranty and related costs, net unfavorable changes in foreign currency rates, and unfavorable price/mix.
Adjusted operating profit (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) increased by $34.4, or 20.5%, to $202.4 for the first nine months of fiscal 2014 compared with $168.0 (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for the first nine months of fiscal 2013. Adjusted operating profit margin for the first nine months of fiscal 2014 (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) increased 60 basis points to 11.7% compared with adjusted operating profit margin (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 11.1% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense (income), which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, increased to $24.1 for the nine months ended May 31, 2014 compared with $23.3 for the nine months ended May 31, 2013. Higher interest expense was due primarily to increased interest expense related to obligations associated with non-qualified retirement plans and lower interest income. The Company reported net miscellaneous expense of $0.6 in the first nine months of fiscal 2014 compared to net miscellaneous income of $2.8 in the prior-year period.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.1% and 32.8% for the nine months ended May 31, 2014 and 2013, respectively.
Net income for the first nine months of fiscal 2014 increased $38.5 to $121.0 from $82.5 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by higher other expense and a higher provision for income taxes. Diluted earnings per share for the nine months ended May 31, 2014 increased $0.88 to $2.79 compared with diluted earnings per share of $1.91 for the prior-year period.
Adjusted net income (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) for the first nine months of fiscal 2014 was $117.3 compared with $98.0 of adjusted net income (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the prior-year period, which represented an increase of $19.3, or 19.7%. Adjusted diluted earnings per share (excluding the impact of recoveries associated with the fraud at a freight service provider) for the nine months ended May 31, 2014 increased $0.44, or 19.4%, to $2.71 compared with adjusted diluted earnings per share (excluding the impact of incremental costs associated with the fraud at a freight service provider, special charges, and temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $2.27 for the prior-year period.

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
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for the remainder of calendar 2014 with continued gradual improvement over the next several years. While management still expects to see some volatility in demand among certain sales channels and geographies, management's expectation for the remainder of fiscal 2014 is that overall demand in the Company's end markets will continue to improve and be more consistent and broad-based. Management currently believes that the Company will benefit from continued renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new products and lighting solutions.
Additionally, the lighting industry continues to experience some volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. As the economy improves, management believes there is the potential for rising input costs. While management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Further, the Company plans to accelerate its investment and production capabilities in electronic components for LED lighting solutions. Management expects inefficiencies resulting from this ramp up to continue to negatively impact gross profit margins over the next few quarters. Management remains optimistic about the opportunities for solid profitable growth for the fourth quarter of 2014 and the foreseeable future and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, and capital expenditures; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry growth rates; (d) expectations about the impact of volatility and uncertainty in component, commodity and input costs as well as employee-related and healthcare costs, and the Company’s ability to manage those challenges; (e) the Company’s ability to execute and realize benefits from capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2014 annual tax rate; (g) the Company's estimate of losses related to the fraud at a freight service provider or future product warranty and other related claims; (i) the Company’s future amortization expense; (j) the Company’s ability to achieve its long-term financial goals and measures; (k) the Company's future investment in production capabilities for electronic components for LED lighting solutions; and (l) the Company's expectations regarding future economic growth and its ability to outperform the markets it serves. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; market conditions; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2014. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2014. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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

During fiscal 2014, the Company received $5.8 in recovery payments related to this loss, consisting primarily of payments under an insurance policy maintained by the Company. These recoveries are included as an offset to expense in Selling, Distribution and Administrative Expenses in the Consolidated Statements of Comprehensive Income and cover a portion of, but not the entirety of, the Company’s loss related to this matter. The Company is evaluating other potential actions to recover the remainder of its loss through multiple sources including, but not limited to, claims against Trendset and claims against certain parties affiliated with Trendset.  Numerous other Trendset customers are also pursuing claims against Trendset for their losses, and several with significant losses filed an involuntary petition commencing a bankruptcy proceeding against Trendset under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Based on available information, management cannot estimate the likelihood, amount or timing of any further potential recovery.   Any future recovery would be recorded when realized. The Company may incur additional costs in future periods as a result of these recovery activities.  It is the opinion of management that any such future costs, though not currently estimable, will not have a material adverse effect on the financial condition or results of operations of Acuity Brands. Additionally, the Company believes that the Trustee in the Trendset bankruptcy action may attempt, through preference or other actions under the Bankruptcy Code, to recover from the Company or its freight carriers amounts paid by Trendset to the Company’s freight carriers during the period prior to Trendset’s bankruptcy proceeding. The Company believes that such actions to recover funds from the Company or its freight carriers would be inappropriate and would ultimately be unsuccessful. The Company believes that no such loss is probable. The Company further believes that, even if successful, such actions would be unlikely to have a material adverse effect on the Company.
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2014, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Declaration of Dividend

On June 27, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on August 1, 2014 to stockholders of record on July 18, 2014.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	July 1, 2014	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	July 1, 2014	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
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