Form 10-K
period 2014-08-31
ACUITY BRANDS INC
filed 2014-10-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $141.05 as quoted on the New York Stock Exchange on February 28, 2014, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,041,028,757.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,253,118 shares as of October 27, 2014.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2014 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2014 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”), and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls, lighting components, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). As a goal-oriented, customer-centric company, we expect to continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for our customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
The Company manufactures or procures lighting devices primarily in North America, Europe, and Asia. These devices can be sold separately or as part of an integrated lighting system. Devices used in lighting systems vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given lighting application. The Company’s lighting solutions are marketed under numerous brand names, including Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, RELOC®, Antique Street Lamps™, Winona® Lighting, Synergy® Lighting Controls, Sensor Switch®, Lighting Control & Design™, Dark to Light®, ROAM®, Sunoptics®, Axion™ Controls, acculamp®, Pathway Connectivity™, Healthcare Lighting®, and eldoLED®. As of August 31, 2014, the Company manufactures products in 14 facilities in North America and two facilities in Europe.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, lighting showrooms, national accounts, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting solutions are sold primarily by independent sales agents, electrical wholesalers, and factory sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2014, sales originated in North America accounted for approximately 98% of net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one operating segment serving the North American lighting market and select international markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2014 the size of the North American lighting market served by the Company (also referred to herein as “N.A. addressable lighting market”) was approximately $14 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, daylighting, lighting controls, LED drivers, and certain types of LED lamps. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. The U.S. market, which represents approximately 80% of the North American market, is relatively fragmented.
The Company operates in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s market is based on residential and non-residential construction, both new and renovation and retrofit activity, which is sensitive to the volatility of these general economic factors. The Company is not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovation and retrofit activity; however, recent trends developed from industry sources and Company estimates suggest that renovation and retrofit activity represents a growing proportion of the total non-residential lighting market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting solutions. Demand for the Company’s lighting solutions sold through certain retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

A source of demand for the lighting industry is attributed to the renovation and retrofit of lighting systems in existing buildings. The Company estimates the potential market size of the installed base of U.S. lighting and lighting controls is significant (approximately $300 billion) based on square footage of existing buildings, of which a majority represents potential space for relighting activities as they contain older, less efficient lighting systems.
The industry is influenced by the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting solutions; and design technologies addressing sustainability. The Company is a leading provider of lighting solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. The industry continues to experience competition from new entrants with a focus on new technology-based lighting devices and controls components.
Products
The Company offers a broad portfolio of indoor and outdoor lighting products and solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of products and solutions of the Company includes lighting products utilizing fluorescent, LED, organic LED ("OLED"), high intensity discharge, metal halide, and incandescent light sources to illuminate an extensive number of applications as well as standalone and imbedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems.
The product and solutions portfolio of the Company also includes modular wiring, LED drivers, glass, and inverters sold primarily to original equipment manufacturers. In addition, the Company provides services across applications that primarily relate to monitoring and controlling lighting systems through network technologies and the commissioning of control systems.
Sales of lighting solutions, excluding services, accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2014, 2013, and 2012.
Sales and Marketing
Sales.  The Company sells lighting products and solutions to customers in the North American market utilizing numerous sales forces based on the channel served and geography. As of August 31, 2014, these sales forces consisted of approximately 280 company-employed salespeople and a network of approximately 170 independent sales agencies, each of which employs numerous salespeople. The Company also operates separate European sales forces, including independent international sales agencies, and an international sales group coordinating export sales outside of North America and Europe.
Marketing.  The Company markets its portfolio and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional vehicles, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the Internet and social media. The Company owns and operates training and display facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Customers of the Company include electrical distributors, retail home improvement centers, electric utilities, utility distributors, national accounts, U.S. government and municipalities, lighting showrooms, original equipment manufacturers ("OEMs"), and energy service companies. In addition, there are a variety of other professionals who could represent a significant influence in the product specification process for any given project. These generally include building owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.
A single customer of the Company, The Home Depot, accounted for approximately 12% of net sales of the Company in fiscal 2014, 13% in fiscal 2013, and 10% in fiscal 2012. These sales include products for resale as well as for lighting its facilities. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.
Manufacturing
The Company operates 16 manufacturing facilities, including eight facilities in the United States, five facilities in Mexico, two facilities in Europe, and one in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, LED driver production, software development, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate end-products through superior capabilities. Other critical components, such as lamps, LEDs, certain LED light engines, sockets, and ballasts are purchased primarily from outside vendors. The Company’s investment in its production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Additionally, the Company purchases certain finished goods, including poles, to complement its area lighting fixtures, as well as a variety of residential and commercial lighting equipment. Of total finished goods manufactured and purchased in fiscal 2014, the Company’s U.S. operations produced approximately 25%; its Mexican operations produced approximately 53%; its European operations produced approximately 2%; and finished product manufactured by others accounted for approximately 20%.
Distribution
Lighting solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. The Company's R&D efforts are targeted toward the development of lighting solutions with an ever-increasing performance-to-cost ratio and energy efficiency, while mutually beneficial relationships with LED, lamp, ballast, and power supply manufacturers are maintained to understand technology enhancements and incorporate them in the design of the Company’s lighting solutions. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2014, 2013, and 2012, research and development expense totaled $35.3, $32.7, and $34.7, respectively.
Competition
The lighting market served by the Company is highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including brand name recognition, product quality, features and benefits, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include the lighting divisions of Koninklijke Philips N.V., Eaton Corporation, Hubbell Incorporated, Schneider Electric, and Cree, Inc. The Company estimates that the largest publicly traded manufacturers (including Acuity Brands), which participate in varying degrees in the North American lighting market, have approximately half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.
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

Raw Materials
The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2014, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately four million gallons of diesel fuel were consumed in fiscal 2014 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
The Company monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company currently sources raw materials from a number of suppliers, but the Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a single or limited number of suppliers for certain raw materials, component parts (such as LEDs, lamps, ballasts, and power supplies), and finished goods.
Backlog Orders
The Company produces and stocks quantities of inventory at key distribution centers and warehouses throughout North America and to a much lesser degree, certain European markets. The backlog of orders at any given time is affected by various factors, including seasonality, cancellations, sales promotions, production cycle times, and the timing of receipt and shipment of orders, which are usually shipped within a few weeks of order receipt. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of future shipments.
Patents, Licenses, and Trademarks
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
The Company's lighting solutions are sold to customers in both the new construction and renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions. Sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.
International Operations
The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 68% of the products produced by the Company are manufactured outside the United States, primarily in Mexico and Europe. In addition, the Company sources certain finished goods from third parties with operations outside the United States, primarily in Asia.

Of the products produced by the Company, approximately 66% are manufactured at five facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within 18 months. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
During fiscal 2014, net sales initiated outside of the U.S. represented approximately 10% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
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
Employees
Acuity Brands employs approximately 7,000 people, of which approximately 3,300 are employed in the United States, approximately 3,400 in Mexico, and approximately 300 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 4,500 persons (including approximately 1,400 in the United States). Union recognition and collective bargaining arrangements covering approximately 3,300 persons will expire within the next fiscal year. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Item 1a.	Risk Factors
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause Acuity Brands’ actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks include, without limitation:
Risks Related to Economic Factors
General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for the Company’s products and services, which could impact results of operations.
The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting equipment depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax policy, may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results of operations, and cash flows.
Acuity Brands’ results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth materials, LEDs, LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. The Company also sources certain finished goods externally. Future increases in the costs of these items could adversely affect profitability, as there can be no assurance that future price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations. Disruptions in the supply of those items could negatively impact the Company’s performance. In addition, the Company's ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, the Company is dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant. Variability in cost and availability of raw materials, components, purchased finished goods, or services could adversely affect the Company’s financial position, results of operations, and cash flows.
Tight credit conditions could impair the ability of the Company and other industry parties to effectively access capital markets, which could negatively impact the Company’s capital position and demand for the Company’s products and services.
The impact of tight credit conditions could impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects may reduce the demand for the Company’s products and services and could adversely affect the Company’s financial position, results of operations, and cash flows.
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
The market price of the Company’s common shares could fluctuate significantly for many reasons, including reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. To the extent that other large companies within the Company’s industry experience declines in share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the Company. Such a lawsuit could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.
Risks Related to the Company's Strategy
Acuity Brand’s results may be adversely affected by the Company’s inability to maintain pricing.
Aggressive pricing actions by competitors may affect the Company’s ability to achieve desired revenue growth and profitability levels under its current pricing strategies. The Company may also decide to lower pricing to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels, which could negatively impact net sales, profitability, and cash flows.
Acuity Brands may experience difficulties in streamlining activities which could impact shipments to customers, product quality, and the ability to realize the expected savings from streamlining actions.
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
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to the Company’s competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with product life cycles, such as new products and production capabilities, the effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot fully predict the ultimate effect of new product introductions and transitions on the Company’s business, financial condition, results of operations, and cash flows.
Acuity Brands may pursue future growth through strategic acquisitions and alliances, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions and alliances and may continue to do so as opportunities arise in the future. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Uncertainty is inherent within the acquisition and alliance process and unforeseen circumstances arising from recent and future acquisitions or alliances could offset the anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, and/or difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets. Any of these factors could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. In addition, an investment in acquisitions or alliances may limit the Company's ability to invest in other activities, which could be more profitable or advantageous.
The risks associated with the inability to effectively execute its strategies could adversely affect the Company’s financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategy, including but not limited to new product development, the development, marketing, and selling of lighting solutions, effective integration of acquisitions, and the development of production capacity related to components such as LED drivers. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect the Company’s financial condition and results of operations.
Risks Related to the Company's Operations
Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies and services. Securing key partnerships and alliances as well as employee talent, including having access to technologies, services, and solutions developed by others, and obtaining appropriate patents play a significant role in protecting the Company’s intellectual property and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, drivers, lighting controls systems, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume. Also, certain key suppliers of components compete with the Company and could choose to cease supplying the Company, which could temporarily disrupt production by the Company until alternative supplier relationships are established. In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions to compete with traditional lighting providers. Certain global and more diversified electrical manufacturers may be able to obtain a competitive advantage over the Company by offering broader and more integrated electrical solutions utilizing electrical, lighting, and building automation products, and small startup companies may offer more localized product sales and support services within individual regions, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Acuity Brands may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers, including The Home Depot which historically has represented approximately 10% or more of the Company’s total net sales, are directly impacted by the Company’s ability to deliver quality products and services. The loss of or a substantial decrease in the volume of purchases by The Home Depot could harm the Company’s sales, profitability, and cash flows. The Company also has relationships with channel partners such as electrical distributors and independent sales agencies. While the Company has experienced positive, and in most cases long-term, relationships with these channel partners, the loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect the Company’s sales, profitability, and cash flows.
Acuity Brands could be adversely affected by disruptions of its operations.
The breakdown of equipment or other events, including labor disputes, strikes, pandemics, cyber attacks, or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could have a material adverse effect on the Company’s financial results and cash flows. Approximately 53% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest which could also disrupt supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial condition, results of operations, and cash flows.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over operations and financial reporting.
The Company is highly dependent on various software and automated systems to record and process operational and financial transactions. The Company could experience a failure of one or more of these software and automated systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to many reasons, including technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of its systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, cyber attacks, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services, which may operate in a cloud environment. The Company is dependent on the third-party vendors to operate secure and reliable systems which may include data transfers over the internet.
The Company also maintains information technology to support lighting controls systems in certain of its customer offerings, which are integral to the functionality of those integrated systems. In addition to the risks noted above, there are other risks associated with these customer offerings. Customers may be installing software on their networks and utilizing portable electronic devices, which may have security protocol variations that are outside of the Company’s control and could result in a data security compromise.
The Company and certain of its third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, trade secrets, or employee and customer information. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to the Company's reputation, affect relationships with the Company's customers and employees, lead to claims against the Company, and ultimately harm the Company's business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
The inability to attract and retain talented employees and/or a loss of key employees could adversely impact the effectiveness of the Company’s operations.
The Company relies upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. An inability to attract and retain such employees could adversely impact the Company’s ability to execute key operational functions and could adversely affect the Company’s operations.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of the Company’s subcontractors and suppliers. If the Company is unable to manage and mitigate these risks, the Company could incur liabilities and other losses that would adversely affect the Company’s results of operations.
Risks Related to Legal and Regulatory Matters
Acuity Brands is subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial environmental, health, and safety costs and liabilities.
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
The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control capabilities, have been, and in the future could be, significant. In addition, these laws and regulations may result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. The Company establishes reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, the Company’s potential liability to remediate sites for which provisions have not previously been established, and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. In addition, the presence of environmental contamination at the Company’s properties could adversely affect its ability to sell a property, receive full value for a property, or use a property as collateral for a loan.
Acuity Brands may develop unexpected legal contingencies or matters that exceed insurance coverage.
The Company is subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business, which may include without limitation employment claims, product recall or personal injury claims resulting from the use of our products or exposure to hazardous materials, contract disputes, intellectual property disputes, and product liability claims. The Company is insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product liability claims, and is fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If Acuity Brands’ products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Care Act could materially and adversely affect the Company's financial condition, results of operations, and cash flows.
In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has experienced increased costs related to such legislation; however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results. Future costs could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

The Company may not be able to adequately protect its intellectual property.
The Company owns certain patents, trademarks, copyrights, trade secrets, and other intellectual property. In addition, the Company continues to file patent applications, when appropriate. The Company cannot be certain that others have not and will not infringe on its intellectual property rights; however, the Company seeks to establish and protect those rights, which could result in significant legal expenses and adversely affect the Company's financial condition and results of operations.
Compliance with new reporting requirements related to the use of conflict minerals, within the meaning of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may result in additional expense, supply chain limitations, or loss of customers.
In July 2010, the United States federal government enacted the Dodd–Frank Wall Street Reform and Consumer Protection Act, which contained provisions that mandated the creation of rules by the SEC for public companies to ascertain the region of origin of conflict minerals (i.e., cassiterite, wolframite, coltan, and gold) used in the production of goods. In August 2012, the SEC adopted new rules requiring disclosures of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule requires companies to perform due diligence and disclose through the issuance of a report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of the Company’s products, including tantalum, tin, tungsten, and gold. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse effect on the Company’s ability to source these products in the future. In addition, due to the complexity and sophistication of the Company's supply chain, compliance with the rules requires significant efforts from a cross-functional project team, including identifying and contacting the Company's suppliers (who in turn may be required to contact their suppliers), compiling and documenting the findings, and possibly providing for an independent third party audit. Therefore, costs attributable to compliance with the disclosure requirements of the SEC’s new rules will be incurred and could be material. In addition, pressure from customers for more information or due diligence could result in increased costs or potentially the loss of certain customers. Jurisdictions other than the U.S. federal government, such as U.S. states and the European Union, may adopt similar rules and regulations, which could have different reporting requirements or timelines. The costs of compliance, including those related to supply chain research, unexpected consequences to the Company’s reputation or customer relationships, the limited number of suppliers, and possible changes in the sourcing of these materials could adversely affect the Company’s results of operations and cash flows.
Risks Related to Other Factors

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
The Company has substantial activities outside of the United States, including sourcing of products, materials, components and purchased finished goods. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; unforeseen increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for the Company. The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange risk, violations of laws, and higher costs associated with changes in regulation, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Risks related to the Company's defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect the Company's results of operations and the amount of contributions the Company is required to make to the defined benefit plans in future periods. As the Company's defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could have an adverse effect on the Company's financial position, results of operations, and cash flows.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	9	7
Warehouses	—	3
Distribution Centers*	2	5
Offices	4	15
______________________________________
* The majority of the Distribution Centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities:

	United States	Mexico	Europe	Canada	Total
Owned	4	4	1	—	9
Leased	4	1	1	1	7
Total	8	5	2	1	16

None of the individual properties of Acuity Brands is considered to have a value that is significant in relation to the assets of Acuity Brands as a whole. Though a loss at certain facilities could have an impact on the Company’s ability to serve the needs of its customers, the Company believes that the financial impact would be partially mitigated by various insurance programs in place as well as capacity contingencies developed as part of an enterprise-wide contingency plan. Acuity Brands believes that its properties are well maintained and in good operating condition and that its properties are suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of its production facilities and that it could increase production without substantial capital expenditures. As noted above, initiatives related to enhancing the global supply chain may continue to result in the consolidation of certain manufacturing facilities.

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
The common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 27, 2014, there were 2,997 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2013
First Quarter	$69.46	$57.42	$0.13
Second Quarter	$73.48	$62.39	$0.13
Third Quarter	$79.16	$65.99	$0.13
Fourth Quarter	$89.57	$72.34	$0.13
2014
First Quarter	$106.33	$83.61	$0.13
Second Quarter	$143.54	$99.16	$0.13
Third Quarter	$146.28	$116.77	$0.13
Fourth Quarter	$138.46	$104.69	$0.13
The indicated annual dividend rate on the Company's common stock is $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the "Board") and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
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

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2014, with the cumulative total returns of the Standard & Poor’s (“S&P”) MidCap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P Midcap 400 Index and Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2009 in stock or index, including reinvestment of dividends.

	Aug-09	Aug-10	Aug-11	Aug-12	Aug-13	Aug-14

Acuity Brands, Inc.	$100	$122	$147	$206	$277	$403
S&P Midcap 400 Index	$100	$112	$137	$155	$192	$236
Dow Jones US Electrical Components & Equipment Index	$100	$104	$130	$161	$201	$251
Dow Jones US Building Materials & Fixtures Index	$100	$100	$112	$168	$213	$267

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of Acuity Brands which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2014. The Company completed the spin-off of its specialty products business (the "Spin-off"), Zep Inc., on October 31, 2007. The Company incurred a $0.6 million gain from discontinued operations during fiscal 2010 due to revisions of estimates of certain legal reserves established at the time of the Spin-off. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2014(1)	2013(2)	2012(3)	2011	2010(4)
	(In millions, except per-share data)
Net sales	$2,393.5	$2,089.1	$1,933.7	$1,795.7	$1,626.9
Income from Continuing Operations	175.8	127.4	116.3	105.5	79.0
Income from Discontinued Operations	—	—	—	—	0.6
Net Income	175.8	127.4	116.3	105.5	79.6
Basic earnings per share from Continuing Operations	$4.07	$2.97	$2.75	$2.46	$1.83
Basic earnings per share from Discontinued Operations	—	—	—	—	0.01
Basic earnings per share	$4.07	$2.97	$2.75	$2.46	$1.84
Diluted earnings per share from Continuing Operations	$4.05	$2.95	$2.72	$2.42	$1.79
Diluted earnings per share from Discontinued Operations	—	—	—	—	0.01
Diluted earnings per share	$4.05	$2.95	$2.72	$2.42	$1.80
Cash and cash equivalents	$552.5	$359.1	$284.5	$170.2	$191.0
Total assets	2,168.1	1,903.8	1,736.9	1,597.4	1,503.6
Long-term debt	353.6	353.6	353.5	353.4	353.3
Total debt	353.6	353.6	353.5	353.4	353.3
Stockholders’ equity	1,163.5	993.5	834.0	757.0	694.4
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52
_______________________________________

(1)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2014 include a) pre-tax recoveries of $5.8 ($3.6 after-tax), or $0.08 per share, associated with fraud at the Company's former freight payment and audit service provider; and b) a pre-tax special charge reversal of $0.2 ($0.1 after-tax), or $0.00 per share, related to initiatives to simplify and streamline the Company's operations, including the planned closure of certain small production facilities.

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

(3)
Income from Continuing Operations, Net Income, Basic Earnings per Share from Continuing Operations, and Diluted Earnings per Share from Continuing Operations for fiscal 2012 include expenses incurred in the closing of the Cochran, GA manufacturing facility and other streamlining activities. Amounts related to these restructuring charges were comprised of the following: a) $13.3 of pre-tax special charges ($8.8 after-tax), or $0.21 per share, primarily related to severance and production transfer costs; b) pre-tax non-cash impairments of $1.2 ($0.8 after-tax), or $0.02 per share, attributable to the abandonment of inventory that was not transferred to other facilities; and c) pre-tax incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2 ($2.0 after-tax), or $0.05 per share.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2014 and 2013. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 7,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of August 31, 2014, the Company operated 16 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
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
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company’s consolidated financial statements since the date of acquisition.
Strategy
The Company's strategy is to extend its leadership position in the North American lighting market and certain markets internationally by delivering superior lighting solutions. As a goal-oriented, customer-centric company, management will continue to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions for its customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
Throughout fiscal 2014, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to the market, introducing new lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

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
In recent years, the Company strengthened its liquidity position and extended its debt maturity profile following the issuance of $350.0 of senior unsecured notes due in fiscal 2020 (the “Notes”) and the execution of a $250.0 revolving credit facility scheduled to mature in fiscal 2019 (the “Revolving Credit Facility”). See the Capitalization section below and the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under the existing repurchase program. The Company expects to repurchase shares on an opportunistic basis. During fiscal 2015, the Company currently expects to invest approximately two percent of revenue in capital expenditures primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2014 was $552.5, an increase of $193.4 from August 31, 2013. During the year ended August 31, 2014, the Company generated net cash from operating activities of $233.1 with additional cash received of $8.4 from stock issuances primarily in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to fund capital expenditures of $35.3 and pay dividends to stockholders of $22.5. Foreign currency related items had a favorable effect on cash flows of $0.9 during the current year.
During fiscal 2014, net cash generated from operating activities increased $100.8 to $233.1 compared with $132.3 generated in the prior-year period due primarily to higher net income and lower operating working capital requirements in fiscal 2014 compared with the prior-year period. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $26.8 during fiscal 2014 compared to an increase of $46.1 during fiscal 2013. In both periods, inventory and accounts payable increased due primarily to greater production and purchases to support the higher level of net sales, which in turn resulted in increased accounts receivable.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $35.3 and $40.6 in fiscal 2014 and 2013, respectively, primarily for new tooling, machinery, equipment, and information technology.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2014:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$354.0	$—	$—	$—	$354.0
Interest Obligations(2)	220.6	31.4	63.0	64.4	61.8
Operating Leases(3)	64.4	14.2	25.8	15.1	9.3
Purchase Obligations(4)	117.3	115.8	1.5	—	—
Other Long-term Liabilities(5)	53.1	14.4	8.4	3.8	26.5
Total	$809.4	$175.8	$98.7	$83.3	$451.6
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2014) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2014 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $3.0 of unrecognized tax benefits as a reasonable estimate of the period of cash settlement with the respective taxing authorities that cannot be determined.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of August 31, 2014, total debt outstanding of $353.6, net of discount, remained substantially unchanged from August 31, 2013 and consisted primarily of fixed-rate obligations.
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
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2014. As of August 31, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company's industrial revenue bond. At August 31, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2014, the Company’s consolidated stockholders’ equity increased $170.0 to $1,163.5 at August 31, 2014 from $993.5 at August 31, 2013. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and foreign currency translation adjustments partially offset by payment of dividends and pension plan adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 23.3% and 26.2% at August 31, 2014 and August 31, 2013, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, decreased to (20.6)% at August 31, 2014 from (0.6)% at August 31, 2013 due primarily to the substantial increase in the Company’s cash balance and stockholders' equity in the current year.

Dividends
Acuity Brands paid dividends on its common stock of $22.5 ($0.52 per share) in fiscal 2014 and $22.4 ($0.52 per share) in fiscal 2013. The indicated quarterly dividend rate is $0.13 per share. However, all decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s Board of Directors deems relevant.
Results of Operations
Fiscal 2014 Compared with Fiscal 2013
The following table sets forth information comparing the components of net income for the year ended August 31, 2014 with the year ended August 31, 2013:

	Years Ended August 31,		Increase		Percent
	2014	2013	(Decrease)		Change
Net Sales	$2,393.5	$2,089.1	$304.4		14.6%
Cost of Products Sold	1,414.3	1,251.5	162.8		13.0%
Gross Profit	979.2	837.6	141.6		16.9%
Percent of net sales	40.9%	40.1%	80	bps
Selling, Distribution, and Administrative Expenses	680.3	607.6	72.7		12.0%
Special Charge	(0.2)	8.5	(8.7)		(102.4)%
Operating Profit	299.1	221.5	77.6		35.0%
Percent of net sales	12.5%	10.6%	190	bps
Other Expense (Income):
Interest Expense, net	32.1	31.2	0.9		2.9%
Miscellaneous Expense (Income), net	1.3	(2.8)	4.1		146.4%
Total Other Expense	33.4	28.4	5.0		17.6%
Income before Provision for Income Taxes	265.7	193.1	72.6		37.6%
Percent of net sales	11.1%	9.2%	190	bps
Provision for Income Taxes	89.9	65.7	24.2		36.8%
Effective tax rate	33.8%	34.0%
Net Income	$175.8	$127.4	$48.4		38.0%
Diluted Earnings per Share	$4.05	$2.95	$1.10		37.3%

Net sales increased $304.4, or 14.6%, to $2,393.5 for the year ended August 31, 2014 compared with $2,089.1 reported for the year ended August 31, 2013. For the year ended August 31, 2014, the Company reported net income of $175.8 compared with $127.4 for the year ended August 31, 2013, an increase of $48.4, or 38.0%. For fiscal 2014, diluted earnings per share increased 37.3% to $4.05 from $2.95 for the prior-year period.
The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization through the planned closing of certain manufacturing facilities and by realigning responsibilities primarily within various SD&A departments, other costs associated with manufacturing inefficiencies directly related to the Cochran manufacturing facility closure, as well as recoveries and losses due to fraud at a freight service company. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses and percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,		Increase (Decrease)	Percent Change
	2014	2013
Gross Profit	$979.2	$837.6
Add-back: Manufacturing inefficiencies	—	8.4
Adjusted Gross Profit	$979.2	$846.0	$133.2	15.7%
Percent of net sales	40.9%	40.5%	40	bps
Selling, Distribution, and Administrative Expenses	$680.3	$607.6
Add-back/(Less): Freight service provider fraud-related recovery/(expense)	5.8	(8.1)
Adjusted Selling, Distribution, and Administrative Expenses	$686.1	$599.5	$86.6	14.4%
Percent of net sales	28.7%	28.7%	—	bps
Operating Profit	$299.1	$221.5
Add-back: Manufacturing inefficiencies	—	8.4
(Less)/Add-back: Freight service provider fraud-related (recovery)/expense	(5.8)	8.1
(Less)/Add-back: Special Charge	(0.2)	8.5
Adjusted Operating Profit	$293.1	$246.5	$46.6	18.9%
Percent of net sales	12.2%	11.8%	40	bps
Net Income	$175.8	$127.4
Add-back: Manufacturing inefficiencies, net of tax	—	5.2
(Less)/Add-back: Freight service provider fraud-related (recovery)/expense, net of tax	(3.6)	5.0
(Less)/Add-back: Special Charge, net of tax	(0.1)	5.5
Adjusted Net Income	$172.1	$143.1	$29.0	20.3%
Diluted Earnings per Share	$4.05	$2.95
Add-back: Manufacturing inefficiencies, net of tax	—	0.12
(Less)/Add-back: Freight service provider fraud-related (recovery)/expense, net of tax	(0.08)	0.12
Add-back: Special Charge, net of tax	—	0.12
Adjusted Diluted Earnings per Share	$3.97	$3.31	$0.66	19.9%
Net Sales
Net sales for the year ended August 31, 2014 increased by 14.6% compared with the prior-year period due primarily to an increase in sales volumes of approximately 16%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold ("price/mix") of approximately 1%. The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels which reflects growth in the North American lighting market, including renovation and retrofit applications. Additionally, greater demand for LED luminaires continued in fiscal 2014 as sales of these products more than doubled compared with the year-ago period and represented approximately 33% of total net sales. The Company estimates that the unfavorable price/mix in the current year compared with the year-ago period was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of certain purchased LED components. Because of the changing dynamics of the Company's extensive product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume as well as accurately differentiate the individual components of price/mix.
Gross Profit
Gross profit for fiscal 2014 increased $141.6, or 16.9%, to $979.2 compared with $837.6 for the prior year. The increase was due primarily to higher sales volumes, lower material and component costs, and improved manufacturing productivity due, in part, to the elimination of $8.4 of temporary manufacturing inefficiencies incurred in fiscal 2013 directly attributable to the closure of the Company's Cochran facility. These improvements were partially offset by unfavorable price/mix and increased product warranty and related costs compared with the year-ago period. As a result of these factors, gross profit margin increased 80 basis points to 40.9% for the year ended August 31, 2014 compared with 40.1% for the year ended August 31, 2013.
Gross profit was $979.2 in fiscal 2014 compared with adjusted gross profit (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $846.0 in fiscal 2013, which amounted to an increase of

$133.2, or 15.7%. Fiscal 2014 gross profit margin of 40.9% was 40 basis points higher than adjusted gross profit margin (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 40.5% reported in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2014 increased $72.7, or 12.0%, to $680.3 compared with $607.6 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including variable compensation, and greater spending on activities to enhance sales, service, product development, and customer support capabilities. These expenses were partially offset by recoveries of $5.8 associated with the fraud at a freight service provider and savings from streamlining activities initiated in fiscal 2013 . Further details regarding the fraud at a freight service provider and the related costs and recoveries are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. Compared with the prior-year period, SD&A expenses as a percent of sales declined 70 basis points to 28.4% for fiscal 2014 from 29.1% in fiscal 2013. Adjusted SD&A expenses (excluding the freight service provider fraud-related recoveries and expenses) were $686.1, or 28.7% of net sales, in fiscal 2014 compared to $599.5, or 28.7% of net sales, in the year-ago period.
During the year ended August 31, 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4. During fiscal 2013, the Company recorded a pre-tax special charge of $8.5 related to initiatives to streamline and simplify operations. The special charge was related primarily to streamlining efforts initiated during the third quarter of fiscal 2013 associated with a reduction in various selling, distribution, and administrative positions and the planned closure of two small production facilities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2014 was $299.1 compared with $221.5 reported for the prior-year period, an increase of $77.6, or 35.0%. Operating profit margin increased 190 basis points to 12.5% for fiscal 2014 compared with 10.6% for fiscal 2013 due primarily to the favorable impact of higher net sales, lower material and component costs, improved manufacturing productivity, lower special charges, savings from the prior year streamlining activities, and the recoveries associated with the fraud at a freight service provider. These improvements were partially offset by higher costs to support greater sales volume, higher employee-related costs, increased product warranty and related costs, and unfavorable price/mix.
Adjusted operating profit (excluding special charges and recoveries associated with the fraud at a freight service provider noted above) increased $46.6, or 18.9%, to $293.1 compared with $246.5 (excluding the impact of special charges, costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for fiscal 2013. Adjusted operating profit margin (excluding special charges and recoveries associated with the fraud at a freight service provider) increased 40 basis points to 12.2% compared with adjusted operating profit margin (excluding the impact of special charges, costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of 11.8% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) due primarily to gains and losses related to foreign exchange rate changes. Interest expense, net, was $32.1 and $31.2 for the years ended August 31, 2014 and 2013, respectively. The increase in interest expense, net, was due primarily to higher interest related to obligations associated with non-qualified retirement plans. The Company reported net miscellaneous expense of $1.3 in fiscal 2014 compared with net miscellaneous income of $2.8 in fiscal 2013.
Provision for Income Taxes and Net Income
The effective income tax rate was 33.8% and 34.0% for the years ended August 31, 2014 and 2013, respectively. The decrease in the effective tax rate was due primarily to the favorable impact of certain discrete items. The Company estimates that its effective tax rate for fiscal 2015 will be approximately 35.5% before any discrete items and assuming the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2014 increased $48.4, or 38.0%, to $175.8 from $127.4 reported for the prior year. The increase in net income resulted primarily from higher operating profit partially offset by higher net miscellaneous expense and higher tax expense.
Adjusted net income (excluding special charges and recoveries associated with the fraud at a freight service provider) for fiscal 2014 increased approximately 20.3% to $172.1 compared with $143.1 of adjusted net income (excluding the impact of special charges, costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) in the year-ago period. Adjusted diluted earnings per share for fiscal 2014 were $3.97 (excluding the impact of special charges and recoveries associated with the fraud at a freight service provider) compared with adjusted diluted earnings per share (excluding the impact of special charges, costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) of $3.31 for the prior-year period, which represented an increase of $0.66, or approximately 19.9%.
Fiscal 2013 Compared with Fiscal 2012
The following table sets forth information comparing the components of net income for the year ended August 31, 2013 with the year ended August 31, 2012:

	Years Ended August 31,		Increase		Percent
	2013	2012	(Decrease)		Change
Net Sales	$2,089.1	$1,933.7	$155.4		8.0%
Cost of Products Sold	1,251.5	1,145.7	105.8		9.2%
Gross Profit	837.6	788.0	49.6		6.3%
Percent of net sales	40.1%	40.8%	(70)	bps
Selling, Distribution, and Administrative Expenses	607.6	566.7	40.9		7.2%
Special Charge	8.5	13.3	(4.8)		(36.1)%
Operating Profit	221.5	208.0	13.5		6.5%
Percent of net sales	10.6%	10.8%	(20)	bps
Other Expense (Income):
Interest Expense, net	31.2	30.7	0.5		1.6%
Miscellaneous (Income) Expense, net	(2.8)	(1.7)	(1.1)		64.7%
Total Other Expense	28.4	29.0	(0.6)		(2.1)%
Income before Provision for Income Taxes	193.1	179.0	14.1		7.9%
Percent of net sales	9.2%	9.3%	(10)	bps
Provision for Income Taxes	65.7	62.7	3.0		4.8%
Effective tax rate	34.0%	35.0%
Net Income	$127.4	$116.3	$11.1		9.5%
Diluted Earnings per Share	$2.95	$2.72	$0.23		8.5%

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
Net Sales
Net sales for the year ended August 31, 2013 increased by 8.0% compared with the prior-year period due primarily to an increase in sales volumes of approximately 10%, partially offset by the impact of an unfavorable change in price/mix. The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels which reflects growth in the North American lighting market, particularly for renovation and retrofit applications. Additionally, greater demand for LED luminaires continued in fiscal 2013 as sales of these products more than doubled compared with the year-ago period. The Company estimates that the unfavorable price/mix in fiscal 2013 compared with the year-ago period was due primarily to greater sales of less featured, value-oriented products sold through certain sales channels, including an increase in the number of large renovation projects, particularly for national retailers. In addition, price/mix was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of certain purchased LED components.
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
Operating Profit
SD&A expenses for the year ended August 31, 2013 increased $40.9, or 7.2%, to $607.6 compared with $566.7 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, greater spending on activities to enhance sales, service, and customer support capabilities, and acquisitions. In addition, during the third quarter of fiscal 2013, management was notified by a freight payment and audit service provider (“freight service provider”) that all freight payment services would immediately cease as a result of internal fraud issues at the freight service provider. Management was informed that the Company may have incurred a loss to the extent that funds remitted to the freight service provider were not subsequently remitted to the Company's freight carriers. The estimated loss recorded during fiscal 2013 of $8.1, including recovery costs, is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income. Further details regarding the fraud at a freight service provider are included in the Commitment and Contingencies footnote of the Notes to Consolidated Financial Statements. Compared with the prior-year period, SD&A expenses as a percent of sales declined 20 basis points to 29.1% for fiscal 2013 from 29.3% in fiscal 2012, as a result of relatively slower growth in SD&A expenses to support the increased level of sales. Adjusted SD&A expenses (excluding freight service provider fraud-related expenses) were $599.5 or 28.7% of net sales.
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
Adjusted operating profit (excluding special charges, incremental costs associated with the fraud at a freight service provider noted above, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased $20.8, or 9.2%, to $246.5 compared with $225.7 (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) for fiscal 2012. The period-over-period increase was due primarily to the favorable impact of higher net sales, benefits associated with prior streamlining actions and manufacturing facility consolidations (excluding the temporary manufacturing inefficiencies related to the Cochran facility), and lower material and component costs, partially offset by unfavorable price/mix, higher costs to support greater sales volumes, and unfavorable operating performance of the Company's European operations. Adjusted operating profit margin (excluding special charges, incremental costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) increased 10 basis points to 11.8% compared with adjusted operating profit margin (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) of 11.7% in the year-ago period.
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
Adjusted net income (excluding special charges, incremental costs associated with the fraud at a freight service provider, and the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure) for fiscal 2013 increased approximately 11.9% to $143.1 compared with $127.9 of adjusted net income (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) in the year-ago period. Adjusted diluted earnings per share for fiscal 2013 were $3.31 (excluding the impact of temporary manufacturing inefficiencies directly attributable to the Cochran facility closure, incremental costs associated with the fraud at a freight service provider, and the special charge) compared with adjusted diluted earnings per share (excluding the impact of special charges and other charges directly attributable to the Cochran facility closure) of $3.00 for the prior-year period, which represented an increase of $0.31, or approximately 10.3%.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting product and solutions portfolio combined with its extensive market presence and financial strength. Management continues to position the Company to optimize short-term performance while investing in and deploying resources for long-term profitable growth opportunities.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for fiscal 2015 with continued gradual improvement over the next several years. Management currently believes that the Company will benefit from continued renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new lighting products and solutions.
Additionally, the lighting industry continues to experience some volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. As the economy improves, management believes there is the potential for rising input costs. While management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains optimistic about the opportunities for solid profitable growth for fiscal 2015 and the foreseeable future and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.
From a longer term perspective, management expects that its addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront. Management remains positive about the future prospects of the Company and its ability to continue to outperform the markets it serves.
Accounting Standards Adopted in Fiscal 2014 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of Acuity Brands.
The management of Acuity Brands believes the following represent the Company’s critical accounting policies and estimates:
Revenue Recognition
The Company records revenue when the following criteria are met: persuasive evidence of a sales arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. In the period of revenue recognition, provisions for certain rebates, sales incentives, product returns, and discounts to customers are estimated and recorded, in most instances, as a reduction of revenue. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These items are estimated based on customer agreements, historical trends, and expected demand. Actual results could differ from estimates, which would require adjustments to accrued amounts. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for additional information about these assumptions and estimates.
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
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average-cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill and indefinite-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill and indefinite-lived intangibles would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
Although management currently believes that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rate or theoretical royalty rate could cause these assets to be deemed impaired. If this were to occur, the Company would be required to record a non-cash charge to earnings for the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flows from operations.
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $569.4 as of August 31, 2014. In determining the fair value of the Company’s reporting unit, the Company uses a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth (or decline) rates, in accordance with U.S. GAAP. The Company utilized an estimated discount rate of approximately 10% as of June 1, 2014, based on the Capital Asset Pricing Model, which considers the risk-free interest rate, beta, market risk premium, and entity specific size premium to determine an appropriate discount rate. Short-term growth (or decline) rates are based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth (or decline) in non-residential and residential construction markets, and general economic factors such as credit availability and interest rates. The Company calculates the discounted cash flows using a 10-year discrete period with a terminal value and compares this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value is estimated at 3% for the Company and is primarily based on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance.
During fiscal 2014, the Company performed an evaluation of the fair value of goodwill. The goodwill analysis did not result in an impairment charge, as the estimated fair value of the reporting unit continues to exceed the carrying value by such a significant amount that any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the step one goodwill impairment analysis.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of six trade names with an aggregate carrying value of approximately $100.0. Management utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s indefinite-lived trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3.0% for the Company and is based primarily on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 10% and 16% as of June 1, 2014, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2014, the Company performed an evaluation of the fair value of its indefinite-lived trade names. The Company’s expected revenues are based on the Company’s fiscal 2015 expectations and recent lighting market growth estimates for fiscal 2015 through 2019. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2014, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite-lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name. The estimated fair values of the indefinite-lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates, royalty rates, and discount rates, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the trade names based on changes in the assumptions, which would be less likely to occur, would not be material to the Company’s financial condition or results of operations.

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
In light of the multiple tax jurisdictions in which the Company operates, the Company’s tax returns are subject to routine audit by the Internal Revenue Service (“IRS”) and other taxation authorities. The results of these audits at times produce uncertainty regarding particular tax positions taken in the year(s) of review. The Company records uncertain tax positions as prescribed by ASC 740, which requires recognition at the time when it is more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely or positively affect the Company’s financial position, results of operations, and cash flows.
Retirement Benefits
The Company sponsors domestic and international defined benefit pension plans and defined contribution plans and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, the rates of increase in employee compensation levels, and, for one international plan, retroactive inflationary adjustments. These assumptions are determined based on Company and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further information on the Company’s plans, including the potential impact of changes to certain of these assumptions.
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

The Company employs the Black-Scholes model in deriving the fair value estimates of certain share-based awards and estimates forfeitures of all share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Significant Accounting Policies and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.
Product Warranty and Recall Costs
The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. The Company is fully self-insured for product warranty costs. Historical warranty costs have been within expectations; and the Company expects that historical activity will continue to be the best indicator of future warranty costs. There can be no assurance that future warranty costs will not exceed historical amounts or that incorporating new technologies, such as LED components into products, may not generate unexpected costs. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. If actual future warranty or recall costs exceed recorded amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.
Litigation
The Company recognizes expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on the Company’s results of operations and cash flow.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2015 annual tax rate; (g) the Company’s future amortization expense; and (h) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2014, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2014, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2014 would have decreased the estimated fair value of these debt obligations by approximately $6.2. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2014 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $11, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $13. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $9, while a hypothetical decrease of 10% in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $7. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2014, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of raw materials purchased are petroleum-based and that approximately four million gallons of diesel fuel were consumed in fiscal 2014. Failure to effectively manage future increases in the costs of these items could have an adverse impact on the Company's results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management believes that, as of August 31, 2014, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 29, 2014 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 29, 2014 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 29, 2014

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2014 of Acuity Brands, Inc. and our report dated October 29, 2014 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 29, 2014

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2014	2013
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$552.5	$359.1
Accounts receivable, less reserve for doubtful accounts of $1.9 and $1.5 as of August 31, 2014 and August 31, 2013, respectively	373.4	318.3
Inventories	212.0	203.0
Deferred income taxes	21.5	13.6
Prepayments and other current assets	27.3	19.5
Total Current Assets	1,186.7	913.5
Property, Plant, and Equipment, at cost:
Land	7.8	7.2
Buildings and leasehold improvements	116.0	109.6
Machinery and equipment	375.8	354.5
Total Property, Plant, and Equipment	499.6	471.3
Less — Accumulated depreciation and amortization	347.1	323.4
Property, Plant, and Equipment, net	152.5	147.9
Other Assets:
Goodwill	569.4	568.2
Intangible assets	231.6	245.1
Deferred income taxes	3.0	1.7
Other long-term assets	24.9	27.4
Total Other Assets	828.9	842.4
Total Assets	$2,168.1	$1,903.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$287.4	$249.5
Accrued compensation	54.8	28.0
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	127.1	107.5
Total Current Liabilities	470.5	386.2
Long-Term Debt	353.6	353.6
Accrued Pension Liabilities, less current portion	65.1	54.7
Deferred Income Taxes	58.4	53.9
Self-Insurance Reserves, less current portion	6.8	7.0
Other Long-Term Liabilities	50.2	54.9
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,581,917 issued and 42,862,662 outstanding at August 31, 2014; 52,205,933 issued and 42,486,678 outstanding at August 31, 2013	0.5	0.5
Paid-in capital	761.5	735.5
Retained earnings	893.6	740.3
Accumulated other comprehensive loss items	(71.9)	(62.6)
Treasury stock, at cost, 9,719,255 shares at August 31, 2014 and 2013	(420.2)	(420.2)
Total Stockholders’ Equity	1,163.5	993.5
Total Liabilities and Stockholders’ Equity	$2,168.1	$1,903.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2014	2013	2012
	(In millions, except per-share data)
Net Sales	$2,393.5	$2,089.1	$1,933.7
Cost of Products Sold	1,414.3	1,251.5	1,145.7
Gross Profit	979.2	837.6	788.0
Selling, Distribution, and Administrative Expenses	680.3	607.6	566.7
Special Charge	(0.2)	8.5	13.3
Operating Profit	299.1	221.5	208.0
Other Expense (Income):
Interest expense, net	32.1	31.2	30.7
Miscellaneous expense (income), net	1.3	(2.8)	(1.7)
Total Other Expense	33.4	28.4	29.0
Income before Provision for Income Taxes	265.7	193.1	179.0
Provision for Income Taxes	89.9	65.7	62.7
Net Income	$175.8	$127.4	$116.3

Earnings Per Share:
Basic Earnings per Share	$4.07	$2.97	$2.75
Basic Weighted Average Number of Shares Outstanding	42.8	42.2	41.4
Diluted Earnings per Share	$4.05	$2.95	$2.72
Diluted Weighted Average Number of Shares Outstanding	43.0	42.5	41.9

Dividends Declared per Share	$0.52	$0.52	$0.52

Comprehensive Income:
Net income	$175.8	$127.4	$116.3
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	0.7	(1.9)	(8.2)
Defined benefit plans, net	(10.0)	24.0	(22.7)
Other Comprehensive (Expense)/Income Items, net of tax	(9.3)	22.1	(30.9)
Comprehensive Income	$166.5	$149.5	$85.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2014	2013	2012
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$175.8	$127.4	$116.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	43.4	40.8	39.8
Share-based compensation expense	17.7	16.5	15.9
Excess tax benefits from share-based payments	(10.4)	(8.6)	(4.9)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.3	(2.5)	0.5
Asset impairments	0.1	0.3	0.3
Deferred income taxes	(0.2)	6.5	6.2
Other non-cash items	—	—	0.1
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(55.4)	(54.8)	(2.3)
Inventories	(9.0)	(6.5)	(28.6)
Prepayments and other current assets	(6.6)	1.9	(2.2)
Accounts payable	37.6	15.2	29.6
Other current liabilities	59.8	7.7	9.7
Other	(20.0)	(11.6)	(8.2)
Net Cash Provided by Operating Activities	233.1	132.3	172.2
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(35.3)	(40.6)	(31.4)
Proceeds from sale of property, plant, and equipment	1.0	7.6	0.1
Acquisitions of businesses and intangible assets, net of cash acquired	—	(25.5)	(3.8)
Net Cash Used for Investing Activities	(34.3)	(58.5)	(35.1)
Cash Provided by (Used for) Financing Activities:
Repurchases of common stock	—	—	(9.2)
Proceeds from stock option exercises and other	8.4	14.9	7.6
Excess tax benefits from share-based payments	10.4	8.6	4.9
Dividends paid	(22.5)	(22.4)	(22.0)
Other financing activities	(2.6)	—	—
Net Cash (Used for) Provided by Financing Activities	(6.3)	1.1	(18.7)
Effect of Exchange Rate Changes on Cash	0.9	(0.3)	(4.1)
Net Change in Cash and Cash Equivalents	193.4	74.6	114.3
Cash and Cash Equivalents at Beginning of Year	359.1	284.5	170.2
Cash and Cash Equivalents at End of Year	$552.5	$359.1	$284.5
Supplemental Cash Flow Information:
Income taxes paid during the period	$77.4	$46.8	$50.7
Interest paid during the period	$32.5	$31.3	$31.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In millions)
Balance, August 31, 2011	$0.5	$680.3	$541.0	$(53.8)	$(411.0)	$757.0
Net income	—	—	116.3	—	—	116.3
Other comprehensive loss	—	—	—	(30.9)	—	(30.9)
Amortization, issuance, and forfeitures of restricted stock grants	—	10.3	—	—	—	10.3
Employee Stock Purchase Plan issuances	—	0.3	—	—	—	0.3
Cash dividends of $0.52 per share paid on common stock	—	—	(22.0)	—	—	(22.0)
Stock options exercised	—	7.3	—	—	—	7.3
Repurchases of common stock	—	—	—	—	(9.2)	(9.2)
Tax effect on stock options and restricted stock	—	4.9	—	—	—	4.9
Balance, August 31, 2012	0.5	703.1	635.3	(84.7)	(420.2)	834.0
Net income	—	—	127.4	—	—	127.4
Other comprehensive income	—	—	—	22.1	—	22.1
Amortization, issuance, and forfeitures of restricted stock grants	—	8.9	—	—	—	8.9
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.4)	—	—	(22.4)
Stock options exercised	—	14.5	—	—	—	14.5
Tax effect on stock options and restricted stock	—	8.6	—	—	—	8.6
Balance, August 31, 2013	0.5	735.5	740.3	(62.6)	(420.2)	993.5
Net income	—	—	175.8	—	—	175.8
Other comprehensive loss	—	—	—	(9.3)	—	(9.3)
Amortization, issuance, and forfeitures of restricted stock grants	—	7.2	—	—	—	7.2
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.5)	—	—	(22.5)
Stock options exercised	—	8.0	—	—	—	8.0
Tax effect on stock options and restricted stock	—	10.4	—	—	—	10.4
Balance, August 31, 2014	$0.5	$761.5	$893.6	$(71.9)	$(420.2)	$1,163.5

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
On December 20, 2012, the Company acquired for cash all of the ownership interests in Adura Technologies ("Adura"), a leading developer of radio frequency (RF) mesh networking technology that allows individual light fixtures to communicate in a wireless mesh network with switches, sensors and system management software. The operating results of Adura have been included in the Company’s consolidated financial statements since the date of acquisition.
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
The Company's standard terms and conditions of sale allow returns of certain products within four months of the date of shipment. The Company also provides for limited product return rights to certain distributors and other customers, primarily for slow moving or damaged items subject to certain defined criteria. The limited product return rights generally allow customers to return resalable products purchased within a specified time period and subject to certain limitations, including, at times, when accompanied by a replacement order of equal or greater value. At the time revenue is recognized, the Company records a provision

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the estimated amount of future returns primarily based on historical experience, specific notification of pending returns, or based on contractual terms with the respective customers. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on the Company's operating results in future periods.
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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting solutions as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $53.3 and $53.7 at August 31, 2014 and 2013, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2014 or 2013. Additionally, net sales to The Home Depot accounted for approximately 12% of net sales of the Company in fiscal 2014, 13% in fiscal 2013, and 10% in fiscal 2012.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2014.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2014	2013
Raw materials, supplies, and work in process(1)	$125.7	$122.6
Finished goods	97.6	90.9
	223.3	213.5
Less: Reserves	(11.3)	(10.5)
Total Inventory	$212.0	$203.0
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
Assets Held for Sale
The Company classifies assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. The Company is actively marketing the properties classified as held for sale. As of August 31, 2014, the carrying value of the properties held for sale was $3.7, which is included in Prepayments and other current assets on the Consolidated Balance Sheets.
Goodwill and Other Intangibles
Changes in the carrying amount of goodwill during the year are summarized as follows:

Goodwill:
Balance as of August 31, 2013	$568.2
Adjustments for acquired businesses	1.4
Currency translation adjustments	(0.2)
Balance as of August 31, 2014	$569.4
The current year increase in the gross carrying amount for goodwill was due primarily to the finalization of the acquisition accounting adjustments for Adura and eldoLED partially offset by the impact of foreign currency changes during the period.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$69.2	$(26.4)	$71.3	$(22.2)
Trademarks and trade names	25.4	(8.6)	25.4	(6.9)
Distribution network	61.8	(29.7)	61.8	(27.4)
Customer relationships	55.2	(16.3)	55.2	(13.9)
Other	5.3	(4.3)	5.5	(3.7)
Total	$216.9	$(85.3)	$219.2	$(74.1)
Indefinite-lived trade names	$100.0		$100.0
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the intial fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year decreases in the gross carrying amounts for the acquired intangible assets were due primarily to recording the final values of intangible assets associated with the acquisition of Adura (refer to the Acquisitions footnote).
The Company recorded amortization expense of $11.2, $10.9, and $11.2 related to intangible assets with finite lives during fiscal 2014, 2013, and 2012, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, $10.2 in fiscal 2018, and $10.2 in fiscal 2019.
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has three steps: a qualitative review and a two-step quantitative method. The preliminary step (“Step 0”) allows for a qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, the first quantitative step is required. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. In fiscal 2014, a quantitative fair value analysis, based on discounted future cash flows, was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. The analysis for goodwill did not result in an impairment charge during fiscal 2014, 2013, or 2012.
The impairment test for indefinite-lived trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. None of the analyses for the indefinite-lived trade names resulted in an impairment charge during fiscal 2014, 2013, or 2012.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2014	2013
Deferred contract costs	$15.0	$13.5
Capitalized software costs (1)	2.3	2.7
Other(2)	7.6	11.2
Total	$24.9	$27.4
_______________________________________

(1)	The Company recorded amortization expense related to capitalized software costs of $0.4, $0.9, and $1.1 in fiscal 2014, 2013, and 2012, respectively.

(2)
Other - Amount primarily includes deferred debt issuance costs and company-owned life insurance investments. The Company maintains life insurance policies on 78 current and former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen and no new policies were issued in the three-year period ended August 31, 2014.

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2014	2013
Deferred compensation and postretirement benefits other than pensions(1)	$32.6	$31.9
Acquisition-related liabilities(2)	5.3	9.0
Uncertain tax position liabilities, including interest(3)	3.5	5.7
Other(4)	8.8	8.3
Total	$50.2	$54.9
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

(2)	Acquisition-related liabilities - Amounts represent contingent payments and other obligations, including holdback liabilities, related to recent acquisitions.

(3)	See the Income Taxes footnote for more information.

(4)	Other - Amount primarily includes deferred revenue and deferred rent.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $100.9, $86.4, and $81.5 in fiscal 2014, 2013, and 2012, respectively.
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
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into either the Director Deferred Compensation Plan. The Company recorded $17.7, $16.5, and $15.9 of share-based expense for the years ending August 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized for share-based compensation

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements was $6.0, $5.6, and $5.6 for the years ended August 31, 2014, 2013, and 2012, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, in the Company’s Statements of Cash Flows and amounted to $10.4, $8.6, and $4.9 for fiscal 2014, 2013, and 2012, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $31.8, $29.0, and $27.5 during fiscal 2014, 2013, and 2012, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but does not include all new product development costs, and is included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. R&D expense amounted to $35.3, $32.7, and $34.7 during fiscal 2014, 2013, and 2012, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $13.3, $12.1, and $12.6 during fiscal 2014, 2013, and 2012, respectively.
Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $6.1, $5.7, and $5.7 in fiscal 2014, 2013, and 2012, respectively. These costs have been included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2014	2013	2012
Interest expense	$32.6	$31.9	$31.3
Interest income	(0.5)	(0.7)	(0.6)
Interest expense, net	$32.1	$31.2	$30.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Miscellaneous Expense (Income), Net
Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of expense of $1.5 in fiscal 2014, expense of $0.2 in fiscal 2013, and income of $1.2 in fiscal 2012.
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
The following table presents the changes in each component of Accumulated Other Comprehensive Income/Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2013	$(18.8)	$(43.8)	$(62.6)
Other Comprehensive Income/(Expense) before reclassifications	0.7	(12.6)	(11.9)
Amounts reclassified from accumulated other comprehensive income	—	2.6	2.6
Net current-period Other Comprehensive Income/(Expense)	0.7	(10.0)	(9.3)
Balance at August 31, 2014	$(18.1)	$(53.8)	$(71.9)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the tax (expense)/benefit allocated to each component of Other Comprehensive Income (Expense).

	Years Ended August 31,
	2014			2013			2012
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$0.7	$—	$0.7	$(1.9)	$—	$(1.9)	$(8.2)	$—	$(8.2)
Defined Benefit Pension Plans:
Prior service cost from plan amendment during period	—	—	—	(5.5)	2.2	(3.3)	—	—	—
Actuarial gains (losses)	(18.2)	5.6	(12.6)	34.5	(11.7)	22.8	(38.3)	12.9	(25.4)
Amortization of defined benefit pension items:
Prior service cost (1)	0.8	(0.3)	0.5	0.7	(0.3)	0.4	0.1	—	0.1
Actuarial losses (1)	3.1	(1.0)	2.1	6.2	(2.1)	4.1	4.1	(1.5)	2.6
Total Defined Benefit Plans, net	(14.3)	4.3	(10.0)	35.9	(11.9)	24.0	(34.1)	11.4	(22.7)
Other Comprehensive Income/(Expense)	$(13.6)	$4.3	$(9.3)	$34.0	$(11.9)	$22.1	$(42.3)	$11.4	$(30.9)
_______________________________________

(1)
The before tax amount of these accumulated other comprehensive income components is included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

3.    New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2014
In July 2012, the Financial Accounting Standard s Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which allows companies to assess qualitative factors to determine if indefinite-lived intangible assets other than goodwill have been impaired. If the qualitative factors reviewed do not indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset does not exceed the carrying value, ASU 2012-02 deems any further impairment testing to be unnecessary. In the event that the qualitative review indicates otherwise, a company is required to perform further quantitative impairment testing as prescribed by Topic 350. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the first quarter of fiscal 2014. The provisions of ASU 2012-02 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which amended ASC Subtopic 210-20, Balance Sheet - Offsetting. ASU 2013-01 clarified the scope of ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of that entity's financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11 as applying to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with other requirements of the Accounting Standards Codification or subject to an enforceable master netting arrangement or similar arrangement. The provisions of ASU 2011-11 and ASU 2013-01 are effective retrospectively to all comparative periods for public entities during annual reporting periods beginning after January 1, 2013 (effective date) and interim reporting periods therein. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of fiscal 2014. The provisions of ASU 2011-11 and ASU 2013-01 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2014-09.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2014 and 2013:

	Fair Value Measurements as of:
	August 31, 2014				August 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$552.5	$—	$—	$552.5	$359.1	$—	$—	$359.1
Other	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities:
Other	$0.6	$—	$11.6	$12.2	$0.7	$—	$12.1	$12.8
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
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2014 was due to a $2.2 increase in the estimated fair value, a $2.6 decrease due to payments, and a $0.1 decrease due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2014 and 2013:

	August 31, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$391.2	$349.6	$381.5
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, including bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2014 based on bonds of similar terms and maturity (Level 2).
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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2014 and 2013:

	Domestic Plans		International Plans
	August 31,		August 31,
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$151.5	$168.1	$40.2	$46.9
Service cost	2.4	3.4	0.1	0.1
Interest cost	7.0	6.3	1.9	1.7
Amendments	—	5.5	—	—
Actuarial (gain) loss	17.6	(24.9)	8.6	(6.5)
Plan settlements	—	—	(0.1)	—
Benefits paid	(7.0)	(6.9)	(1.0)	(1.0)
Other	—	—	2.8	(1.0)
Benefit obligation at end of year	171.5	151.5	52.5	40.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$105.7	$95.6	$30.1	$28.1
Actual return on plan assets	15.1	9.3	2.9	2.5
Employer contributions	8.7	7.7	1.1	1.1
Benefits paid	(7.0)	(6.9)	(1.0)	(1.0)
Other	—	—	2.1	(0.6)
Fair value of plan assets at end of year	122.5	105.7	35.2	30.1
Funded status at end of year:
Funded status	$(49.0)	$(45.8)	$(17.3)	$(10.1)
Net amount recognized in Consolidated Balance Sheets	$(49.0)	$(45.8)	$(17.3)	$(10.1)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.2)	$(1.2)	$—	$—
Non-current liabilities	(47.8)	(44.6)	(17.3)	(10.1)
Net amount recognized in Consolidated Balance Sheets	$(49.0)	$(45.8)	$(17.3)	$(10.1)
Accumulated Benefit Obligation	$170.7	$151.5	$52.3	$40.2
Pre-tax amounts in accumulated other comprehensive income:
Prior service cost	$(4.5)	$(5.3)	$—	$—
Net actuarial loss	(57.5)	(48.9)	(20.5)	(13.0)
Amounts in accumulated other comprehensive income	$(62.0)	$(54.2)	$(20.5)	$(13.0)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$0.8	$0.8	$—	$—
Net actuarial loss	2.4	2.0	1.9	1.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic pension cost for the fiscal years ended August 31, 2014, 2013, and 2012 included the following:

	Domestic Plans			International Plans
	2014	2013	2012	2014	2013	2012
Service cost	$2.4	$3.4	$2.7	$0.1	$0.1	$0.1
Interest cost	7.0	6.3	6.6	1.9	1.7	1.9
Expected return on plan assets	(8.0)	(7.1)	(6.5)	(2.0)	(1.5)	(1.7)
Amortization of prior service cost	0.8	0.7	0.1	—	—	—
Curtailment	—	—	0.1	—	—	—
Settlement	—	—	—	(0.1)	—	—
Recognized actuarial loss	2.0	4.4	3.2	1.1	1.8	0.9
Net periodic pension cost	$4.2	$7.7	$6.2	$1.0	$2.1	$1.2
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2014	2013	2014	2013
Discount rate	4.0%	4.8%	3.6%	4.5%
Rate of compensation increase	5.5%	5.5%	3.1%	3.3%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.8%	3.8%	5.0%	4.5%	3.7%	5.6%
Expected return on plan assets	7.5%	7.5%	7.5%	6.2%	5.5%	6.6%
Rate of compensation increase	5.5%	5.5%	5.5%	3.3%	2.5%	3.4%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.6 and $1.0 for domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.2 and $0.4 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.
The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2014, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2014, the international asset target allocation approximated 60% equity securities, 25% fixed income securities, 10% multi-strategy funds, and 5% real estate securities.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan asset allocation at August 31, 2014 and 2013 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2014	2013	2014	2013
Equity securities	59.2%	58.8%	64.0%	63.4%
Fixed income securities	36.2%	36.4%	21.9%	22.5%
Multi-strategy investments	—%	—%	9.4%	9.6%
Real estate	4.6%	4.8%	4.7%	4.5%
Total	100.0%	100.0%	100.0%	100.0%
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
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2014 and 2013:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2014	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$46.7	$46.7	$—	$—
Foreign equity fund	12.4	12.4	—	—
Real Estate Fund	5.6	—	—	5.6
Short-Term Investments	6.0	6.0	—	—
Fixed-Income Investments	38.3	—	38.3	—
Collective Trust: Domestic small cap equities	13.5	—	13.5	—
	$122.5

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2013	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$39.1	$39.1	$—	$—
Foreign equity fund	10.6	10.6	—	—
Domestic small cap equity fund	12.4	12.4	—	—
Real Estate Fund	5.1	—	—	5.1
Short-Term Investments	5.1	5.1	—	—
Fixed-Income Investments	33.4	—	33.4	—
	$105.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2014 and 2013:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2014	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$22.5	$—	$22.5	$—
Real Estate Fund	1.7	—	—	1.7
Multi-Strategy Investments	3.3	—	3.3	—
Fixed-Income Investments	7.7	—	7.7	—
	$35.2

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2013	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$19.0	$—	$19.0	$—
Real Estate Fund	1.4	—	—	1.4
Multi-Strategy Investments	3.0	—	3.0	—
Fixed-Income Investments	6.7	—	6.7	—
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
The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2014 and 2013:

	Domestic Real Estate Fund
	Years Ended August 31,
	2014	2013
Balance, beginning of year	$5.1	$4.7
Net unrealized gain relating to instruments still held at the reporting date	0.3	0.3
Shares purchased, including from dividend reinvestment	0.2	0.1
Balance, end of year	$5.6	$5.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	International Real Estate Fund
	Years Ended August 31,
	2014	2013
Balance, beginning of year	$1.4	$1.4
Shares purchased, including from dividend reinvestment(1)	0.3	—
Balance, end of year	$1.7	$1.4
_______________________________________

(1)	Activity in 2013 was less than $0.1.
The Company expects to contribute approximately $8.1 and $1.2 during fiscal 2015 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2015 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2015	$7.2	$1.1
2016	7.6	1.1
2017	7.8	1.1
2018	8.4	1.1
2019	8.9	1.2
2020 - 2024	49.2	6.3
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

The Company’s contributions to these plans were $0.4, $0.3, and $0.2 for the years ended August 31, 2014, 2013, and 2012, respectively. The most recent Pension Protection Act zone status for one of the plans is red, generally defined as less than 65% funded. This plan currently has a rehabilitation plan in place and the Company's contributions include a surcharge.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $5.3, $4.7, and $4.1 for the years ended August 31, 2014, 2013, and 2012, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2014, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $12.0, which represented approximately 4.4% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2014 and 2013 consisted of the following:

	August 31,
	2014	2013
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount	(0.4)	(0.4)
Industrial revenue bond due 2021	4.0	4.0
Total debt outstanding	$353.6	$353.6
All future annual principal payments of long-term debt in the amount of $354.0 will become due after fiscal 2019.
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
The $4.0 industrial revenue bond matures in 2021. The interest rate on the $4.0 bond was approximately 0.2% at August 31, 2014 and 2013.
Lines of Credit
On August 27, 2014, the Company executed a new $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s prior $250.0 revolving credit facility (the “prior facility”), which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on August 27, 2019.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate”. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by Acuity Brands' leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%. Additionally, the Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly in arrears and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 commitment of the lenders under the Revolving Credit Facility.
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2014. As of August 31, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2014, the Company had additional borrowing

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.    Common Stock and Related Matters
(share data presented in whole units except where otherwise indicated)
Common Stock
Changes in common stock for the years ended August 31, 2014, 2013, and 2012 were as follows:

	Common Stock
	Shares	Amount
(Amounts and shares in millions)		(At par)
Balance at August 31, 2011	51.0	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.3	—
Balance at August 31, 2012	51.5	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.5	—
Balance at August 31, 2013	52.2	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2014	52.6	$0.5
During fiscal 2012, the Company reacquired 252,000 shares of the Company’s outstanding common stock at a total cost of $9.2, which completed the plan to repurchase two million shares previously authorized by the Board of Directors in July 2010. As of August 31, 2014 and 2013, the Company had 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $420.2.
In September 2011, the Company's Board of Directors authorized the repurchase of an additional two million shares of the Company's outstanding common stock. No shares have been repurchased under the repurchase plan approved in September 2011.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2014 or 2013 and no shares of preferred stock are outstanding.
Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 41,000 and 62,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2014 and 2013, respectively, as the effect of inclusion would have been antidilutive. Approximately 9,000 shares of restricted stock were excluded from the diluted earnings per share calculation for the year ended August 31, 2014. There were no shares of restricted stock excluded from the diluted earnings per share calculation for the year ended August 31, 2013.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2014, 2013, and 2012:

	Years Ended August 31,
(Amounts and shares in millions, except earnings per share)	2014	2013	2012
Basic Earnings per Share:
Net income	$175.8	$127.4	$116.3
Less: Income attributable to participating securities	(1.6)	(2.0)	(2.2)
Net income available to common shareholders	$174.2	$125.4	$114.1
Basic weighted average shares outstanding	42.8	42.2	41.4
Basic earnings per share	$4.07	$2.97	$2.75
Diluted Earnings per Share:
Net income	$175.8	$127.4	$116.3
Less: Income attributable to participating securities	(1.6)	(2.0)	(2.2)
Net income available to common shareholders	$174.2	$125.4	$114.1
Basic weighted average shares outstanding	42.8	42.2	41.4
Common stock equivalents	0.2	0.3	0.5
Diluted weighted average shares outstanding	43.0	42.5	41.9
Diluted earnings per share	$4.05	$2.95	$2.72

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
In November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors. The Directors’ Plan expired on November 1, 2011. Approximately 5,000 options, which were previously approved by the Company’s stockholders and are subject to awards granted prior to expiration, remain issuable under the Directors’ Plan.
Shares available for grant under all plans were approximately 2.1 million, 2.3 million, and 2.3 million at August 31, 2014, 2013, and 2012, respectively. Forfeited shares are returned to the pool of shares available for grant.
Restricted Stock Awards
As of August 31, 2014, the Company had approximately 530,000 shares outstanding of restricted stock to officers, directors, and other key employees under the 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $14.2, $13.2, and $13.1 in fiscal 2014, 2013, and 2012, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock awards during the fiscal year ended August 31, 2014 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2013	0.7	$52.90
Granted	0.1	$107.92
Vested	(0.2)	$49.32
Forfeited	(0.1)	$61.90
Outstanding at August 31, 2014	0.5	$70.73
As of August 31, 2014, there was $24.9 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended August 31, 2014, 2013, and 2012, was approximately $13.0, $13.4, and $12.6, respectively.
Stock Options
As of August 31, 2014, the Company had approximately 658,000 options outstanding to officers and other key employees under the 2012 Plan. Options issued under the 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vested and became exercisable one year from the date of grant. Options under the Directors' Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2014, approximately 5,000 options remain outstanding under the Director’s Plan and are included in the table below. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $2.4, $2.5, and $2.3 in fiscal 2014, 2013, and 2012, respectively. There was no expense related to the director plan in fiscal 2014, 2013, and 2012.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2014	2013	2012
Dividend yield	0.7%	0.9%	1.0%
Expected volatility	38.4%	43.8%	43.2%
Risk-free interest rate	1.3%	0.8%	1.1%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options	$34.37	$22.32	$16.43

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years ended August 31, 2014, 2013, and 2012 was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2011	1.3		$31.67	1.0		$28.81
Granted	0.1		$46.29
Exercised	(0.3)		$22.02
Cancelled	—	*	$35.64
Outstanding at August 31, 2012	1.1		$36.25	1.0		$33.06
Granted	0.1		$62.54
Exercised	(0.4)		$30.72
Outstanding at August 31, 2013	0.8		$43.16	0.5		$38.00
Granted	0.1		$103.74
Exercised	(0.2)		$40.31
Outstanding at August 31, 2014	0.7		$50.58	0.5		$41.05
Range of option exercise prices:
$20.01 - $40.00 (average life - 4.6 years)	0.2		$32.71	0.2		$32.71
$40.01 - $60.00 (average life - 5.5 years)	0.3		$45.47	0.3		$45.31
$60.01 - $80.00 (average life - 8.1 years)	0.1		$62.54	—	*	$62.54
$80.01 - $110.00 (average life - 9.1 years)	0.1		$103.74	—		$—
_______________________________________

*	Represents shares of less than 0.1.

The total intrinsic value of options exercised during the years ended August 31, 2014, 2013, and 2012 was $16.3, $19.2, and $11.7, respectively. As of August 31, 2014, the total intrinsic value of options outstanding was $48.6, the total intrinsic value of options expected to vest was $48.5, and the total intrinsic value of options exercisable was $38.9. As of August 31, 2014, there was $2.8 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan (“SDSP”) as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2014, approximately 14,000 fully vested share units remain deferred, but undistributed, under the 2012 Plan. There was no compensation expense related to these share units during fiscal years 2014, 2013, and 2012.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan ("2006 Plan"). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan ("2011 Plan"), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Shares available for issuance under both plans were approximately 400,000 at August 31, 2014, 2013, and 2012. As of August 31, 2014, approximately 134,000 share units were deferred, but undistributed, under the 2006 Plan and the 2011 Plan.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recognized related to the share units under these plans was $0.8 million, $0.8 million, and $0.5 million in fiscal 2014, 2013, and 2012, respectively.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2014. Employees may participate at their discretion.

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
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $14.2, $13.5, $12.3, $9.3, $5.8, and $9.3 for fiscal 2015, 2016, 2017, 2018, 2019, and after 2019, respectively.
Total rent expense was $16.5, $16.2, and $15.7 in fiscal 2014, 2013, and 2012, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2014 include $115.8 and $1.5 in fiscal 2015 and 2016, respectively. As of August 31, 2014, the Company had no purchase obligations extending beyond August 31, 2016.
Collective Bargaining Agreements
Approximately 65% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 47% of the Company’s work force will expire within one year.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Product Warranty and Recall Costs
Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.
The changes in product warranty and recall reserves (included in Other accrued liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2014, 2013, and 2012 are summarized as follows:

	2014	2013	2012
Balance at September 1	$5.9	$4.0	$4.2
Warranty and recall costs	19.5	14.3	8.0
Payments and other deductions	(16.9)	(12.4)	(8.2)
Balance at August 31	$8.5	$5.9	$4.0

Amounts included in the table above for fiscal 2013 and 2012 were adjusted to include certain warranty and recall costs and payments and other deductions primarily for products or components shipped to customers at no charge and labor costs to satisfy the product warranty and recall obligations of the Company.

11.    Special Charge
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During fiscal 2013, approximately $0.8 of net pre-tax special charges related to fiscal 2012 actions, consisting primarily of production transfer expenses, were recognized and were included in Special Charge in the Consolidated Statements of Comprehensive Income. In addition, related pre-tax expenses of $8.4 directly attributable to temporary manufacturing inefficiencies were recorded in the first nine months of fiscal 2013 and were included in Cost of Products Sold in the Consolidated Statements of Comprehensive Income. No further costs related to this streamlining effort were incurred after fiscal 2013.
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
The remaining severance reserve related to these programs is included in Accrued Compensation on the Consolidated Balance Sheets. The remaining balance in the reserve as of August 31, 2014 and 2013 was $0.8 and $5.1, respectively. The change in the reserve during the year ended August 31, 2014 was due primarily to $3.7 in payments.

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
The provision for income taxes consists of the following components:

	Years Ended August 31,
	2014	2013	2012
Provision for current federal taxes	$77.1	$48.4	$47.9
Provision for current state taxes	9.0	6.9	5.4
Provision for current foreign taxes	4.3	4.2	3.7
Provision for deferred taxes	(0.5)	6.2	5.7
Total provision for income taxes	$89.9	$65.7	$62.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2014	2013	2012
Federal income tax computed at statutory rate	$93.0	$67.6	$62.6
State income tax, net of federal income tax benefit	6.7	4.8	4.5
Foreign permanent differences and rate differential	(1.0)	(1.1)	(1.2)
Other, net	(8.8)	(5.6)	(3.2)
Total provision for income taxes	$89.9	$65.7	$62.7
Components of the net deferred income taxes at August 31, 2014 and 2013 include:

	August 31,
	2014	2013
Deferred Income Tax Liabilities:
Depreciation	$(6.1)	$(8.1)
Goodwill and intangibles	(101.8)	(98.6)
Other liabilities	(5.3)	(5.8)
Total deferred income tax liabilities	(113.2)	(112.5)
Deferred Income Tax Assets:
Self-insurance	3.8	3.6
Pension	21.1	17.6
Deferred compensation	27.0	26.0
Bonuses	1.3	0.7
Net operating losses	18.1	17.6
Other accruals not yet deductible	15.9	14.4
Other assets	5.7	6.4
Total deferred income tax assets	92.9	86.3
Valuation Allowance	(13.6)	(12.4)
Net deferred income tax liabilities	$(33.9)	$(38.6)
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $62.7 at August 31, 2014; however, this amount could fluctuate due to changes in business, economic, or other conditions. If these earnings were distributed to the U.S. in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.
At August 31, 2014, the Company had state tax credit carryforwards of approximately $1.7, which will expire between 2018 and 2023. At August 31, 2014, the Company had federal net operating loss carryforwards of $28.6 that expire beginning in 2027, state net operating loss carryforwards of $14.2 that begin expiring in 2028, and foreign net operating loss carryforwards of $27.5 that begin expiring in 2015.
The gross amount of unrecognized tax benefits as of August 31, 2014 totaled $3.0, which includes $2.2 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2010 or for foreign income tax examinations before 2008. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2014 and 2013 is as follows:

	2014	2013
Unrecognized tax benefits balance at September 1	$5.0	$7.0
Additions based on tax positions related to the current year	0.4	0.3
Additions for tax positions of prior years	—	0.6
Reductions for tax positions of prior years	(0.6)	—
Reductions due to settlements	—	(0.3)
Reductions due to lapse of statute of limitations	(1.8)	(2.6)
Unrecognized tax benefits balance at August 31	$3.0	$5.0
During fiscal 2014, the Company did not increase its interest accrual associated with uncertain tax positions. Total accrued interest was $0.5 and $0.6 as of August 31, 2014 and 2013, respectively. There were no accruals related to income tax penalties during fiscal 2014. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

13.    Supplemental Disaggregated Information
The Company has one operating segment. Sales of lighting solutions, excluding services, accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2014, 2013, and 2012. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2014	2013	2012
Net sales(1)
Domestic(2)	$2,155.0	$1,854.9	$1,728.1
International	238.5	234.2	205.6
Total	$2,393.5	$2,089.1	$1,933.7
Operating profit
Domestic(2)	$287.8	$207.2	$197.7
International	11.3	14.3	10.3
Total	$299.1	$221.5	$208.0
Income before Provision for Income Taxes
Domestic(2)	$257.1	$181.2	$171.6
International	8.6	11.9	7.4
Total	$265.7	$193.1	$179.0
Long-lived assets(3)
Domestic(2)	$149.2	$146.1	$141.9
International	31.2	30.9	30.3
Total	$180.4	$177.0	$172.2
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the wholly-owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote for further information.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$516.0	$3.1	$—	$33.4	$—	$552.5
Accounts receivable, net	—	331.0	—	42.4	—	373.4
Inventories	—	196.8	—	15.2	—	212.0
Other current assets	9.4	31.6	—	7.8	—	48.8
Total Current Assets	525.4	562.5	—	98.8	—	1,186.7
Property, Plant, and Equipment, net	0.4	121.4	—	30.7	—	152.5
Goodwill	—	524.2	2.7	42.5	—	569.4
Intangible assets	—	86.6	121.5	23.5	—	231.6
Deferred income taxes	33.4	—	—	0.1	(30.5)	3.0
Other long-term assets	1.2	18.0	—	5.7	—	24.9
Investments in and amounts due from affiliates	692.6	130.2	142.3	—	(965.1)	—
Total Assets	$1,253.0	$1,442.9	$266.5	$201.3	$(995.6)	$2,168.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.1	$268.2	$—	$18.1	$—	$287.4
Accrued liabilities	25.0	129.5	—	28.6	—	183.1
Total Current Liabilities	26.1	397.7	—	46.7	—	470.5
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	—	88.9	—	—	(30.5)	58.4
Long-Term Liabilities	63.4	34.4	—	24.3	—	122.1
Amounts due to affiliates	—	—	—	52.3	(52.3)	—
Total Stockholders’ Equity	1,163.5	568.3	266.5	78.0	(912.8)	1,163.5
Total Liabilities and Stockholders’ Equity	$1,253.0	$1,442.9	$266.5	$201.3	$(995.6)	$2,168.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$331.0	$0.8	$—	$27.3	$—	$359.1
Accounts receivable, net	—	270.8	—	47.5	—	318.3
Inventories	—	191.2	—	11.8	—	203.0
Other current assets	4.4	23.0	—	5.7	—	33.1
Total Current Assets	335.4	485.8	—	92.3	—	913.5
Property, Plant, and Equipment, net	0.4	118.1	—	29.4	—	147.9
Goodwill	—	517.0	2.7	48.5	—	568.2
Intangible assets	—	99.9	119.2	26.0	—	245.1
Deferred income taxes	34.2	—	—	—	(32.5)	1.7
Other long-term assets	2.1	19.4	—	5.9	—	27.4
Investments in and amounts due from subsidiaries	701.5	170.7	118.2	—	(990.4)	—
Total Assets	$1,073.6	$1,410.9	$240.1	$202.1	$(1,022.9)	$1,903.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.6	$233.2	$—	$14.7	$—	$249.5
Other accrued liabilities	17.0	95.0	—	24.7	—	136.7
Total Current Liabilities	18.6	328.2	—	39.4	—	386.2
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	—	85.8	—	0.6	(32.5)	53.9
Other Long-Term Liabilities	61.5	33.6	—	21.5	—	116.6
Amounts due to affiliates	—	—	—	61.5	(61.5)	—
Total Stockholders’ Equity	993.5	609.7	240.1	79.1	(928.9)	993.5
Total Liabilities and Stockholders’ Equity	$1,073.6	$1,410.9	$240.1	$202.1	$(1,022.9)	$1,903.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,150.6	$—	$242.9	$—	$2,393.5
Intercompany sales	—	—	37.2	94.8	(132.0)	—
Total Sales	—	2,150.6	37.2	337.7	(132.0)	2,393.5
Cost of Products Sold	—	1,255.5	—	250.5	(91.7)	1,414.3
Gross Profit	—	895.1	37.2	87.2	(40.3)	979.2
Selling, Distribution, and Administrative Expenses	27.8	612.5	4.1	76.2	(40.3)	680.3
Intercompany charges	(39.6)	34.7	—	4.9	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit	11.8	248.1	33.1	6.1	—	299.1
Interest expense (income), net	10.0	22.2	—	(0.1)	—	32.1
Equity earnings in subsidiaries	(174.2)	(4.0)	—	—	178.2	—
Miscellaneous (income) expense, net	—	(1.6)	—	1.8	1.1	1.3
Income (Loss) before Provision for Income Taxes	176.0	231.5	33.1	4.4	(179.3)	265.7
Provision for Income Taxes	0.2	75.5	13.1	1.1	—	89.9
Net Income (Loss)	175.8	156.0	20.0	3.3	(179.3)	175.8

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	0.7	0.7	—	—	(0.7)	0.7
Defined Benefit Pension Plans, net	(10.0)	(3.7)	—	(5.2)	8.9	(10.0)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(9.3)	(3.0)	—	(5.2)	8.2	(9.3)
Other Comprehensive Income/(Expense)	$166.5	$153.0	$20.0	$(1.9)	$(171.1)	$166.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,851.4	$—	$237.7	$—	$2,089.1
Intercompany sales	—	—	31.8	85.0	(116.8)	—
Total Sales	—	1,851.4	31.8	322.7	(116.8)	2,089.1
Cost of Products Sold	—	1,088.6	—	247.9	(85.0)	1,251.5
Gross Profit	—	762.8	31.8	74.8	(31.8)	837.6
Selling, Distribution, and Administrative Expenses	28.0	542.6	2.9	65.9	(31.8)	607.6
Intercompany charges	(37.5)	32.8	—	4.7	—	—
Special Charges	—	6.5	—	2.0	—	8.5
Operating Profit	9.5	180.9	28.9	2.2	—	221.5
Interest expense (income), net	9.4	22.1	—	(0.3)	—	31.2
Equity earnings in subsidiaries	(127.4)	(2.1)	—	—	129.5	—
Miscellaneous (income) expense, net	—	(1.0)	—	(1.8)	—	(2.8)
Income (Loss) before Provision for Income Taxes	127.5	161.9	28.9	4.3	(129.5)	193.1
Provision for Income Taxes	0.1	51.5	11.6	2.5	—	65.7
Net Income (Loss)	127.4	110.4	17.3	1.8	(129.5)	127.4

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(1.9)	(1.9)	—	—	1.9	(1.9)
Defined Benefit Pension Plans, net	24.0	17.3	—	7.2	(24.5)	24.0
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	22.1	15.4	—	7.2	(22.6)	22.1
Other Comprehensive Income/(Expense)	$149.5	$125.8	$17.3	$9.0	$(152.1)	$149.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,726.4	$—	$207.3	$—	$1,933.7
Intercompany sales	—	—	30.2	67.5	(97.7)	—
Total Sales	—	1,726.4	30.2	274.8	(97.7)	1,933.7
Cost of Products Sold	—	1,002.9	—	210.3	(67.5)	1,145.7
Gross Profit	—	723.5	30.2	64.5	(30.2)	788.0
Selling, Distribution, and Administrative Expenses	25.4	508.4	3.5	59.6	(30.2)	566.7
Intercompany charges	(35.4)	30.7	—	4.7	—	—
Special Charge	—	12.4	—	0.9	—	13.3
Operating Profit (Loss)	10.0	172.0	26.7	(0.7)	—	208.0
Interest expense (income), net	8.9	22.2	—	(0.4)	—	30.7
Equity earnings in subsidiaries	(115.4)	1.3	—	0.1	114.0	—
Miscellaneous (income) expense, net	(0.3)	(2.1)	—	0.7	—	(1.7)
Income (Loss) before Provision for Income Taxes	116.8	150.6	26.7	(1.1)	(114.0)	179.0
Provision for Income Taxes	0.5	49.2	10.8	2.2	—	62.7
Net Income (Loss)	116.3	101.4	15.9	(3.3)	(114.0)	116.3

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(8.2)	(8.2)	—	—	8.2	(8.2)
Defined Benefit Pension Plans, net	(22.7)	(13.9)	—	(7.4)	21.3	(22.7)
Other Comprehensive Income/(Expense) Items after Provision for Income Taxes	(30.9)	(22.1)	—	(7.4)	29.5	(30.9)
Other Comprehensive Income/(Expense)	$85.4	$79.3	$15.9	$(10.7)	$(84.5)	$85.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$188.7	$35.1	$—	$9.3	$—	$233.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(29.2)	—	(6.1)	—	(35.3)
Proceeds from sale of property, plant, and equipment	—	1.0	—	—	—	1.0
Investments in subsidiaries	—	(4.5)	—	4.5	—	—
Net Cash Used for Investing Activities	—	(32.7)	—	(1.6)	—	(34.3)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	8.4	—	—	—	—	8.4
Excess tax benefits from share-based payments	10.4	—	—	—	—	10.4
Dividends paid	(22.5)	—	—	—	—	(22.5)
Other financing activities	—	—	—	(2.6)	—	(2.6)
Net Cash Used for Financing Activities	(3.7)	—	—	(2.6)	—	(6.3)
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	1.0	—	0.9
Net Change in Cash and Cash Equivalents	185.0	2.3	—	6.1	—	193.4
Cash and Cash Equivalents at Beginning of Year	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Year	$516.0	$3.1	$—	$33.4	$—	$552.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by (Used for) Operating Activities	$83.7	$46.4	$—	$14.3	$(12.1)	$132.3
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.4)	(36.9)	—	(3.3)	—	(40.6)
Proceeds from sale of property, plant, and equipment	—	7.6	—	—	—	7.6
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisitions of businesses	—	(3.7)	—	(21.8)	—	(25.5)
Net Cash (Used for) Provided by Investing Activities	(0.4)	(46.1)	—	(25.1)	13.1	(58.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	14.9	—	—	—	—	14.9
Excess tax benefits from share-based payments	8.6	—	—	—	—	8.6
Intercompany dividends	—	—	—	(12.1)	12.1	—
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(22.4)	—	—	—	—	(22.4)
Net Cash Provided by (Used for) Financing Activities	1.1	—	—	1.0	(1.0)	1.1
Effect of Exchange Rate Changes on Cash	—	0.5	—	(0.8)	—	(0.3)
Net Change in Cash and Cash Equivalents	84.4	0.8	—	(10.6)	—	74.6
Cash and Cash Equivalents at Beginning of Period	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Period	$331.0	$0.8	$—	$27.3	$—	$359.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2012
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by (Used for) Operating Activities	$141.9	$29.8	$—	$2.5	$(2.0)	$172.2
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(27.7)	—	(3.7)	—	(31.4)
Proceeds from sale of property, plant, and equipment	—	0.1	—	—	—	0.1
Investments in subsidiaries	(3.8)	—	—	—	3.8	—
Acquisitions of business and intangible assets	—	(3.8)	—	—	—	(3.8)
Net Cash (Used for) Provided by Investing Activities	(3.8)	(31.4)	—	(3.7)	3.8	(35.1)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.6	—	—	—	—	7.6
Repurchases of common stock	(9.2)	—	—	—	—	(9.2)
Excess tax benefits from share-based payments	4.9	—	—	—	—	4.9
Intercompany dividends	—	—	—	(2.0)	2.0	—
Intercompany capital	—	3.8	—	—	(3.8)	—
Dividends paid	(22.0)	—	—	—	—	(22.0)
Net Cash (Used for) Provided by Financing Activities	(18.7)	3.8	—	(2.0)	(1.8)	(18.7)
Effect of Exchange Rate Changes on Cash	—	(2.3)	—	(1.8)	—	(4.1)
Net Change in Cash and Cash Equivalents	119.4	(0.1)	—	(5.0)	—	114.3
Cash and Cash Equivalents at Beginning of Year	127.2	0.1	—	42.9	—	170.2
Cash and Cash Equivalents at End of Year	$246.6	$—	$—	$37.9	$—	$284.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$574.7	$546.2	$603.9	$668.7
Gross Profit	$237.1	$215.2	$243.4	$283.5
Net Income	$44.5	$32.7	$43.8	$54.8
Basic Earnings per Share	$1.03	$0.76	$1.01	$1.27
Diluted Earnings per Share	$1.03	$0.75	$1.01	$1.26

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$481.1	$486.7	$541.5	$579.8
Gross Profit	$189.5	$189.7	$221.1	$237.3
Net Income	$26.1	$24.7	$31.7	$44.9
Basic Earnings per Share	$0.61	$0.58	$0.74	$1.04
Diluted Earnings per Share	$0.61	$0.57	$0.73	$1.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2014. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of August 31, 2014 at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2014 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
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
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2014 Summary Compensation Table, Fiscal 2014 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2014 Year-End, Option Exercises and Stock Vested in Fiscal 2014, Pension Benefits in Fiscal 2014, Fiscal 2014 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 7, 2015, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	35
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of August 31, 2014 and 2013	38
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013, and 2012	39
	Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013, and 2012	40
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2014, 2013, and 2012	41
	Notes to Consolidated Financial Statements	42
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	89
	Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto
(3)	Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Brands, Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 2300, Atlanta, Georgia 30309-7676

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
	(2)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
(3)
5-Year Revolving Credit Agreement, dated as of August 27, 2014 among Acuity Brands, Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., as Swing Line Lender, LC Issuer and Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent and Bank of America, N.A., Branch Banking & Trust Company and Keybank National Association, as Co-Documentation Agents.
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 28, 2014, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Acuity Brands, Inc. Executives' Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant's Form 8-K as filed with the Commission on December 14, 2001, which is incorporated here in by reference.
	(14)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(15)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(16)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(17)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2005.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(26)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K as filed with the Commission on June 29, 2007, which is incorporated herein by reference.
(27)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, dated September 27, 2007.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on January 8, 2008, which is incorporated herein by reference.
(28)	Amendment No. 2 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, dated October 24, 2008.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(29)	Amendment No. 3 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(30)	Amendment No. 4 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(iii)A(69) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.

(31)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(32)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(33)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(34)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(35)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(36)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(37)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(38)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(39)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(40)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(41)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(42)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(43)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(44)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(45)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.

(46)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
(47)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(48)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(49)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(50)	Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(51)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(52)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(53)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(54)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(55)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(56)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(57)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(58)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-K.
(59)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(60)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.

	(61)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(62)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(63)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
	(64)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
	(65)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Filed with the Commission as part of this Form 10-K.
	(66)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2014, filed on October 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013, and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2014, 2013, and 2012 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 29, 2014	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 29, 2014
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 29, 2014
Richard K. Reece

	*	Director	October 29, 2014
W. Patrick Battle

	*	Director	October 29, 2014
Peter C. Browning

	*	Director	October 29, 2014
George C. (Jack) Guynn

	*	Director	October 29, 2014
James H. Hance, Jr.

	*	Director	October 29, 2014
Gordon D. Harnett

	*	Director	October 29, 2014
Robert F. McCullough

	*	Director	October 29, 2014
Julia B. North

	*	Director	October 29, 2014
Dominic J. Pileggi

	*	Director	October 29, 2014
Ray M. Robinson

	*	Director	October 29, 2014
Norman H. Wesley

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 29, 2014
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2014, 2013, and 2012
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2014
Reserve for doubtful accounts	$1.5	0.8	—	0.4	$1.9
Reserve for estimated product returns, net	$1.5	35.9	—	33.1	$4.3
Reserve for estimated cash discounts	$2.2	19.5	—	19.0	$2.7
Reserve for estimated other deductions	$1.0	7.4	—	7.1	$1.3
Deferred tax asset valuation allowance	$12.4	0.4	0.8	—	$13.6
Year Ended August 31, 2013
Reserve for doubtful accounts	$1.4	0.2	—	0.1	$1.5
Reserve for estimated product returns, net(1)	$1.3	24.1	—	23.9	$1.5
Reserve for estimated cash discounts(1)	$1.8	17.4	—	17.0	$2.2
Reserve for estimated other deductions(1)	$0.8	7.4	—	7.2	$1.0
Deferred tax asset valuation allowance	$10.2	1.1	1.1	—	$12.4
Year Ended August 31, 2012
Reserve for doubtful accounts	$1.8	0.4	—	0.8	$1.4
Reserve for estimated product returns, net(1)	$1.4	18.5	—	18.6	$1.3
Reserve for estimated cash discounts(1)	$1.8	15.4	—	15.4	$1.8
Reserve for estimated other deductions(1)	$1.7	5.7	—	6.6	$0.8
Deferred tax asset valuation allowance	$7.7	1.7	0.8	—	$10.2
_______________________________________

(1)	Previously these items were combined and reported as "Reserve for estimated returns and allowances."