Form 10-Q
period 2014-11-30
ACUITY BRANDS INC
filed 2015-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014.
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
Common stock — $0.01 par value — 43,368,808 shares as of January 5, 2015.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- NOVEMBER 30, 2014 (Unaudited) AND AUGUST 31, 2014	3
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	27

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 1a.	RISK FACTORS	28
ITEM 5.	OTHER INFORMATION	28
ITEM 6.	EXHIBITS	29

SIGNATURES		30
EX-10(iii)A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30, 2014	August 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$583.0	$552.5
Accounts receivable, less reserve for doubtful accounts of $1.6 and $1.9 as of November 30, 2014 and August 31, 2014, respectively	371.8	373.4
Inventories	214.2	212.0
Deferred income taxes	20.8	21.5
Prepayments and other current assets	35.7	27.3
Total Current Assets	1,225.5	1,186.7
Property, Plant, and Equipment, at cost:
Land	7.3	7.8
Buildings and leasehold improvements	115.8	116.0
Machinery and equipment	390.4	375.8
Total Property, Plant, and Equipment	513.5	499.6
Less — Accumulated depreciation and amortization	352.8	347.1
Property, Plant, and Equipment, net	160.7	152.5
Other Assets:
Goodwill	567.9	569.4
Intangible assets, net	227.6	231.6
Deferred income taxes	3.4	3.0
Other long-term assets	21.0	24.9
Total Other Assets	819.9	828.9
Total Assets	$2,206.1	$2,168.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$277.5	$287.4
Accrued compensation	41.1	54.8
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	133.8	127.1
Total Current Liabilities	453.6	470.5
Long-Term Debt	353.6	353.6
Accrued Pension Liabilities, less current portion	62.1	65.1
Deferred Income Taxes	58.4	58.4
Self-Insurance Reserves, less current portion	7.2	6.8
Other Long-Term Liabilities	60.5	50.2
Total Liabilities	995.4	1,004.6
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,824,677 issued and 43,105,422 outstanding at November 30, 2014; 52,581,917 issued and 42,862,662 outstanding at August 31, 2014	0.5	0.5
Paid-in capital	770.5	761.5
Retained earnings	939.1	893.6
Accumulated other comprehensive loss	(79.2)	(71.9)
Treasury stock, at cost, 9,719,255 shares at November 30, 2014 and August 31, 2014	(420.2)	(420.2)
Total Stockholders’ Equity	1,210.7	1,163.5
Total Liabilities and Stockholders’ Equity	$2,206.1	$2,168.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2014	November 30, 2013
Net Sales	$647.4	$574.7
Cost of Products Sold	374.4	337.6
Gross Profit	273.0	237.1
Selling, Distribution, and Administrative Expenses	176.3	159.7
Special Charge	10.0	—
Operating Profit	86.7	77.4
Other Expense/(Income):
Interest Expense, net	7.9	8.0
Miscellaneous (Income)/Expense, net	(0.9)	0.6
Total Other Expense	7.0	8.6
Income before Provision for Income Taxes	79.7	68.8
Provision for Income Taxes	28.6	24.3
Net Income	$51.1	$44.5

Earnings Per Share:
Basic Earnings per Share	$1.18	$1.03
Basic Weighted Average Number of Shares Outstanding	43.0	42.6
Diluted Earnings per Share	$1.17	$1.03
Diluted Weighted Average Number of Shares Outstanding	43.3	42.9
Dividends Declared per Share	$0.13	$0.13

Comprehensive Income:
Net Income	$51.1	$44.5
Other Comprehensive Income/(Expense) Items:
Foreign currency translation adjustments	(7.2)	2.3
Defined benefit pension plans, net of tax	(0.1)	0.6
Other Comprehensive Income/(Expense), net of tax	(7.3)	2.9
Comprehensive Income	$43.8	$47.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30,
	2014	2013
Cash Provided by/(Used for) Operating Activities:
Net income	$51.1	$44.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11.3	10.6
Share-based compensation expense	4.1	4.5
Excess tax benefits from share-based payments	(9.2)	(5.2)
Deferred income taxes	0.4	0.8
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	(0.7)	(14.0)
Inventories	(2.9)	(5.0)
Prepayments and other current assets	(8.8)	(4.7)
Accounts payable	(8.8)	(5.4)
Other current liabilities	6.7	19.8
Other	3.5	(2.5)
Net Cash Provided by Operating Activities	46.7	43.4
Cash Provided by/(Used for) Investing Activities:
Purchases of property, plant, and equipment	(18.5)	(8.5)
Proceeds from sale of property, plant, and equipment	—	0.9
Net Cash Used for Investing Activities	(18.5)	(7.6)
Cash Provided by/(Used for) Financing Activities:
Proceeds from stock option exercises and other	4.9	2.6
Excess tax benefits from share-based payments	9.2	5.2
Dividends paid	(5.6)	(5.6)
Other financing activities	(3.2)	—
Net Cash Provided by Financing Activities	5.3	2.2
Effect of Exchange Rate Changes on Cash	(3.0)	1.0
Net Change in Cash and Cash Equivalents	30.5	39.0
Cash and Cash Equivalents at Beginning of Period	552.5	359.1
Cash and Cash Equivalents at End of Period	$583.0	$398.1
Supplemental Cash Flow Information:
Income taxes paid during the period	$17.1	$13.4
Interest paid during the period	$10.7	$10.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company has one operating segment serving the North American lighting market and select international markets.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2014, the consolidated statements of comprehensive income for the three months ended November 30, 2014 and 2013, and the consolidated cash flows for the three months ended November 30, 2014 and 2013. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2015.

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
Accounting Standards Adopted in Fiscal 2015
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The provisions of ASU 2013-05 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), which applies to the presentation of unrecognized tax benefits as a liability on the balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. ASU 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The provisions of ASU 2013-11 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2014-09.

4.	Fair Value Measurements
The Company determines fair value measurements based on the assumptions a market participant would use in pricing the asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2014 and August 31, 2014:

	Fair Value Measurements as of:
	November 30, 2014				August 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$583.0	$—	$—	$583.0	$552.5	$—	$—	$552.5
Other	0.6	—	—	0.6	0.6	—	—	0.6
Liabilities:
Other	$0.6	$—	$8.5	$9.1	$0.6	$—	$11.6	$12.2

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2015 was due to a $3.2 decrease from payments, a $0.7 increase in the estimated fair value, and a $0.6 decrease due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2014 and August 31, 2014:

	November 30, 2014		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.6	$392.2	$349.6	$391.2
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, net of bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2014 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $2.8 and $2.7 related to intangible assets with finite lives during the three months ended November 30, 2014 and 2013, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, $10.2 in fiscal 2018, and $10.1 in fiscal 2019.
The change in the carrying amount of goodwill during the three months ended November 30, 2014 is due to foreign currency translation adjustments. Further discussion of the Company’s goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	November 30, 2014	August 31, 2014
Raw materials, supplies, and work in process(1)	$126.5	$125.7
Finished goods	99.9	97.6
	226.4	223.3
Less: Reserves	(12.2)	(11.3)
Total Inventory	$214.2	$212.0
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

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 76,617 and 29,974 for the three months ended November 30, 2014 and 2013, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Restricted stock of approximately 37,429 and 33,807 for the three months ended November 30, 2014 and 2013, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30, 2014	November 30, 2013
Basic Earnings per Share:
Net income	$51.1	$44.5
Less: Income attributable to participating securities	(0.3)	(0.5)
Net income available to common shareholders	$50.8	$44.0
Basic weighted average shares outstanding	43.0	42.6
Basic earnings per share	$1.18	$1.03
Diluted Earnings per Share:
Net income	$51.1	$44.5
Less: Income attributable to participating securities	(0.3)	(0.5)
Net income available to common shareholders	$50.8	$44.0
Basic weighted average shares outstanding	43.0	42.6
Common stock equivalents	0.3	0.3
Diluted weighted average shares outstanding	43.3	42.9
Diluted earnings per share	$1.17	$1.03

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2014	$(18.1)	$(53.8)	$(71.9)
Other Comprehensive Income/(Expense) before reclassifications	(7.2)	(1.0)	(8.2)
Amounts reclassified from accumulated other comprehensive income	—	0.9	0.9
Net current-period Other Comprehensive Income/(Expense)	(7.2)	(0.1)	(7.3)
Balance at November 30, 2014	$(25.3)	$(53.9)	$(79.2)
The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income/(expense) for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30, 2014				November 30, 2013
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(7.2)		$—	$(7.2)	$2.3		$—	$2.3
Defined Benefit Pension Plans:
Actuarial gain or loss	(1.3)		0.3	(1.0)	—		—	—
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.2	(1)	(0.1)	0.1
Actuarial losses	1.1	(1)	(0.3)	0.8	0.8	(1)	(0.3)	0.5
Total Defined Benefit Pension Plans, net	—		(0.1)	(0.1)	1.0		(0.4)	0.6
Other Comprehensive Income/(Expense)	$(7.2)		$(0.1)	$(7.3)	$3.3		$(0.4)	$2.9
_______________________________________

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

9.	Debt
Lines of Credit
On August 27, 2014, the Company executed a new $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on August 27, 2019.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2014. At November 30, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of November 30, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate.” Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by the Company's leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%.
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
Notes
At November 30, 2014, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended
	November 30, 2014	November 30, 2013
Interest expense	$8.1	$8.1
Interest income	(0.2)	(0.1)
Interest expense, net	$7.9	$8.0

10.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2014, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Product Warranty and Related Issues
Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for product warranty and related issues are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and related issues during the three months ended November 30, 2014 and 2013 are summarized as follows:

	Three Months Ended
	November 30,
	2014	2013
Beginning of period	$8.5	$5.9
Warranty and recall costs	3.0	4.4
Payments and other deductions	(3.3)	(3.8)
End of period	$8.2	$6.5

Amounts included in the table above for fiscal 2014 were adjusted to include certain warranty and recall costs as well as payments and other deductions primarily for products or components shipped to customers at no charge and labor costs to satisfy the product warranty and recall obligations of the Company.

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.1 and $4.5 of share-based expense for the three months ended November 30, 2014 and 2013, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow and were $9.2 and $5.2 for the three months ended November 30, 2014 and 2013, respectively. New shares issued upon exercise of stock options were 123,857 and 52,727 for the three months ended November 30, 2014 and 2013, respectively.
Further details regarding the Company’s share-based payments are included within the Share-Based Payments footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

12.    Pension and Profit Sharing Plans
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2014 and 2013 included the following components before tax:

	Three Months Ended
	November 30, 2014	November 30, 2013
Service cost	$0.8	$0.6
Interest cost	2.1	2.2
Expected return on plan assets	(2.8)	(2.5)
Amortization of prior service cost	0.2	0.2
Recognized actuarial loss	1.1	0.8
Net periodic pension cost	$1.4	$1.3

13.	Special Charge
Fiscal 2013 Actions
During fiscal 2013, the Company continued efforts to streamline the organization through the planned closure of certain production facilities as well as the realignment of responsibilities primarily within various selling, distribution, and administrative departments. These actions allowed the Company to reduce costs and enhance customer service capabilities, while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which were included in Special Charge in the Consolidated Statements of Comprehensive Income. During fiscal 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to severance and employee-related expenses of $0.6 partially offset by production transfer costs of $0.4. During fiscal 2015, the Company recognized a reversal of pre-tax special charges of $0.1 due primarily to lower-than-anticipated costs related to severance and employee-related expenses.
Fiscal 2015 Actions
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $10.1 consisting primarily of severance and employee-related costs.
As of November 30, 2014, remaining severance reserves were $8.9 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the three months ended November 30, 2014 are summarized as follows:

	Fiscal 2013 Actions	Fiscal 2015 Actions	Total
Balance at August 31, 2014	$0.8	$—	$0.8
Special charge	(0.1)	10.1	10.0
Payments made during the period	(0.1)	(1.8)	(1.9)
Balance at November 30, 2014	$0.6	$8.3	$8.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$538.8	$6.2	$—	$38.0	$—	$583.0
Accounts receivable, net	—	324.4	—	47.4	—	371.8
Inventories	—	197.7	—	16.5	—	214.2
Other current assets	17.3	29.2	—	10.0	—	56.5
Total Current Assets	556.1	557.5	—	111.9	—	1,225.5
Property, Plant, and Equipment, net	0.3	122.3	—	38.1	—	160.7
Goodwill	—	524.2	2.7	41.0	—	567.9
Intangible assets, net	—	85.2	120.4	22.0	—	227.6
Deferred income taxes	30.8	—	—	3.1	(30.5)	3.4
Other long-term assets	1.2	17.2	—	2.6	—	21.0
Investments in and amounts due from subsidiaries	719.5	209.6	148.5	—	(1,077.6)	—
Total Assets	$1,307.9	$1,516.0	$271.6	$218.7	$(1,108.1)	$2,206.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.3	$261.7	$—	$15.5	$—	$277.5
Other accrued liabilities	27.1	120.3	—	28.7	—	176.1
Total Current Liabilities	27.4	382.0	—	44.2	—	453.6
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	—	88.9	—	—	(30.5)	58.4
Other Long-Term Liabilities	69.8	35.6	—	24.4	—	129.8
Amounts due to affiliates	—	—	—	72.0	(72.0)	—
Total Stockholders’ Equity	1,210.7	655.9	271.6	78.1	(1,005.6)	1,210.7
Total Liabilities and Stockholders’ Equity	$1,307.9	$1,516.0	$271.6	$218.7	$(1,108.1)	$2,206.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$516.0	$3.1	$—	$33.4	$—	$552.5
Accounts receivable, net	—	331.0	—	42.4	—	373.4
Inventories	—	196.8	—	15.2	—	212.0
Other current assets	9.4	31.6	—	7.8	—	48.8
Total Current Assets	525.4	562.5	—	98.8	—	1,186.7
Property, Plant, and Equipment, net	0.4	121.4	—	30.7	—	152.5
Goodwill	—	524.2	2.7	42.5	—	569.4
Intangible assets, net	—	86.6	121.5	23.5	—	231.6
Deferred income taxes	30.4	—	—	3.1	(30.5)	3.0
Other long-term assets	4.2	18.0	—	2.7	—	24.9
Investments in and amounts due from subsidiaries	692.6	130.2	142.3	—	(965.1)	—
Total Assets	$1,253.0	$1,442.9	$266.5	$201.3	$(995.6)	$2,168.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.1	$268.2	$—	$18.1	$—	$287.4
Other accrued liabilities	25.0	129.5	—	28.6	—	183.1
Total Current Liabilities	26.1	397.7	—	46.7	—	470.5
Long-Term Debt	—	353.6	—	—	—	353.6
Deferred Income Taxes	—	88.9	—	—	(30.5)	58.4
Other Long-Term Liabilities	63.4	34.4	—	24.3	—	122.1
Amounts due to affiliates	—	—	—	52.3	(52.3)	—
Total Stockholders’ Equity	1,163.5	568.3	266.5	78.0	(912.8)	1,163.5
Total Liabilities and Stockholders’ Equity	$1,253.0	$1,442.9	$266.5	$201.3	$(995.6)	$2,168.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$580.8	$—	$66.6	$—	$647.4
Intercompany sales	—	—	9.7	26.7	(36.4)	—
Total Sales	—	580.8	9.7	93.3	(36.4)	647.4
Cost of Products Sold	—	332.1	—	68.7	(26.4)	374.4
Gross Profit	—	248.7	9.7	24.6	(10.0)	273.0
Selling, Distribution, and Administrative Expenses	7.6	158.6	1.0	19.1	(10.0)	176.3
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	10.0	—	—	—	10.0
Operating Profit/(Loss)	(6.8)	79.7	8.7	5.1	—	86.7
Interest expense (income), net	2.6	5.4	—	(0.1)	—	7.9
Equity earnings in subsidiaries	(57.2)	(4.4)	—	—	61.6	—
Miscellaneous (income) expense, net	—	(0.5)	—	(0.4)	—	(0.9)
Income before Provision for Income Taxes	47.8	79.2	8.7	5.6	(61.6)	79.7
Provision/(Benefit) for Income Taxes	(3.3)	27.2	3.5	1.2	—	28.6
Net Income	$51.1	$52.0	$5.2	$4.4	$(61.6)	$51.1

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	(7.2)	(7.2)	—	—	7.2	(7.2)
Defined Benefit Pension Plans, net	(0.1)	0.4	—	(0.5)	0.1	(0.1)
Other Comprehensive Income/(Expense) Items, net of tax	(7.3)	(6.8)	—	(0.5)	7.3	(7.3)
Comprehensive Income/(Expense)	$43.8	$45.2	$5.2	$3.9	$(54.3)	$43.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$512.0	$—	$62.7	$—	$574.7
Intercompany sales	—	—	8.7	23.5	(32.2)	—
Total Sales	—	512.0	8.7	86.2	(32.2)	574.7
Cost of Products Sold	—	295.3	—	64.6	(22.3)	337.6
Gross Profit	—	216.7	8.7	21.6	(9.9)	237.1
Selling, Distribution, and Administrative Expenses	7.0	142.5	0.7	19.4	(9.9)	159.7
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	—	—	—	—	—
Operating Profit/(Loss)	(6.2)	73.8	8.0	1.8	—	77.4
Interest expense (income), net	2.5	5.5	—	—	—	8.0
Equity earnings in subsidiaries	(50.1)	(1.3)	—	—	51.4	—
Miscellaneous (income) expense, net	—	—	—	0.6	—	0.6
Income before Provision for Income Taxes	41.4	69.6	8.0	1.2	(51.4)	68.8
Provision/(Benefit) for Income Taxes	(3.1)	24.5	3.1	(0.2)	—	24.3
Net Income	$44.5	$45.1	$4.9	$1.4	$(51.4)	$44.5

Other Comprehensive Income/(Expense) Items:
Foreign Currency Translation Adjustments	2.3	2.3	—	—	(2.3)	2.3
Defined Benefit Pension Plans, net	0.6	0.3	—	0.2	(0.5)	0.6
Other Comprehensive Income/(Expense) Items, net of tax	2.9	2.6	—	0.2	(2.8)	2.9
Comprehensive Income/(Expense)	$47.4	$47.7	$4.9	$1.6	$(54.2)	$47.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$23.7	$12.2	$—	$10.8	$—	$46.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(8.3)	—	(10.2)	—	(18.5)
Investments in subsidiaries	(9.4)	—	—	—	9.4	—
Net Cash Used for Investing Activities	(9.4)	(8.3)	—	(10.2)	9.4	(18.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	4.9	—	—	—	—	4.9
Excess tax benefits from share-based payments	9.2	—	—	—	—	9.2
Intercompany capital	—	—	—	9.4	(9.4)	—
Dividends paid	(5.6)	—	—	—	—	(5.6)
Other financing activities	—	—	—	(3.2)	—	(3.2)
Net Cash Provided by Financing Activities	8.5	—	—	6.2	(9.4)	5.3
Effect of Exchange Rate Changes on Cash	—	(0.8)	—	(2.2)	—	(3.0)
Net Change in Cash and Cash Equivalents	22.8	3.1	—	4.6	—	30.5
Cash and Cash Equivalents at Beginning of Period	516.0	3.1	—	33.4	—	552.5
Cash and Cash Equivalents at End of Period	$538.8	$6.2	$—	$38.0	$—	$583.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$38.0	$7.5	$—	$(2.1)	$—	$43.4
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(7.4)	—	(1.1)	—	(8.5)
Proceeds from sale of property, plant, and equipment	—	0.9	—	—	—	0.9
Net Cash Used for Investing Activities	—	(6.5)	—	(1.1)	—	(7.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	2.6	—	—	—	—	2.6
Excess tax benefits from share-based payments	5.2	—	—	—	—	5.2
Dividends paid	(5.6)	—	—	—	—	(5.6)
Net Cash Provided by Financing Activities	2.2	—	—	—	—	2.2
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	1.1	—	1.0
Net Change in Cash and Cash Equivalents	40.2	0.9	—	(2.1)	—	39.0
Cash and Cash Equivalents at Beginning of Period	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Period	$371.2	$1.7	$—	$25.2	$—	$398.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. and its subsidiaries as of November 30, 2014 and for the three months ended November 30, 2014 and 2013. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 7,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of November 30, 2014, the Company operates 16 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately two percent of net sales during fiscal 2015 of which $18.5 had been invested as of November 30, 2014, primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
The Company operates five manufacturing facilities in Mexico which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame.  Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.   Certain new regulations required

to maintain compliance with the terms of the Maquiladora program are effective in January 2015. Failure to comply with these new regulations could have an adverse effect on the Company’s financial position, results of operations, and cash flows.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at November 30, 2014 was $583.0, an increase of $30.5 from August 31, 2014. Cash flow generated from operations and cash generated from stock issued under employee and director compensation plans during the period were partially used during the first three months of fiscal 2015 primarily to make capital expenditures of $18.5 and pay dividends to stockholders of $5.6.
The Company generated $46.7 of cash flow from operating activities during the three months ended November 30, 2014 compared with $43.4 in the prior-year period, an increase of $3.3, due primarily to higher net income and lower operating working capital requirements partially offset by increased variable incentive compensation payments. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $12.4 during the first three months of fiscal 2015 compared to an increase of approximately $24.4 during the first three months of fiscal 2014 primarily as a result of the timing of payments from customers compared to the prior year period.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $18.5 and $8.5 in the first three months of fiscal 2015 and 2014, respectively, primarily related to investments in new equipment, tooling, and information technology. As noted above, the Company expects to invest approximately two percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2015.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2014, total debt outstanding of $353.6 remained substantially unchanged from August 31, 2014 and consisted primarily of fixed-rate obligations.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2014. At November 30, 2014, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.8 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.2 issued under the Revolving Credit Facility. As of November 30, 2014, the Company had outstanding letters of credit totaling $10.4, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.2 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2015, the Company’s consolidated stockholders’ equity increased $47.2 to $1,210.7 at November 30, 2014 from $1,163.5 at August 31, 2014. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 22.6% and 23.3% at November 30, 2014 and August 31, 2014, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (23.4)% at November 30, 2014 and (20.6)% at August 31, 2014.
Dividends
Acuity Brands paid dividends on its common stock of $5.6 ($0.13 per share) during the three months ended November 30, 2014 and 2013. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
First Quarter of Fiscal 2015 Compared with First Quarter of Fiscal 2014
The following table sets forth information comparing the components of net income for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30, 2014	November 30, 2013	Increase (Decrease)		Percent Change
Net Sales	$647.4	$574.7	$72.7		12.7%
Cost of Products Sold	374.4	337.6	36.8		10.9%
Gross Profit	273.0	237.1	35.9		15.1%
Percent of net sales	42.2%	41.3%	90	bps
Selling, Distribution, and Administrative Expenses	176.3	159.7	16.6		10.4%
Special Charge	10.0	—	10.0		NM
Operating Profit	86.7	77.4	9.3		12.0%
Percent of net sales	13.4%	13.5%	(10)	bps
Other Expense (Income)
Interest Expense, net	7.9	8.0	(0.1)		(1.3)%
Miscellaneous (Income)/Expense, net	(0.9)	0.6	(1.5)		(250.0)%
Total Other Expense	7.0	8.6	(1.6)		(18.6)%
Income before Provision for Income Taxes	79.7	68.8	10.9		15.8%
Percent of net sales	12.3%	12.0%	30	bps
Provision for Taxes	28.6	24.3	4.3		17.7%
Effective tax rate	35.9%	35.3%
Net Income	$51.1	$44.5	$6.6		14.8%
Diluted Earnings per Share	$1.17	$1.03	$0.14		13.6%
NM - not meaningful

Net sales were $647.4 for the three months ended November 30, 2014 compared with $574.7 reported for the three months ended November 30, 2013, an increase of $72.7, or 12.7%. For the three months ended November 30, 2014, the Company reported net income of $51.1, an increase of $6.6, or 14.8%, compared with $44.5 for the three months ended November 30, 2013. For the first quarter of fiscal 2015, diluted earnings per share increased to $1.17 compared with $1.03 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude restructuring charges associated primarily with continued efforts to streamline the organization and recoveries related to fraud at a freight service company. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative expenses and percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations, excluding the impact of special charges and certain other expenses. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	November 30, 2014	November 30, 2013	Increase (Decrease)	Percent Change
Selling, Distribution, and Administrative Expenses	$176.3	$159.7
Add-back: Freight service provider fraud-related recovery	—	5.0
Adjusted Selling, Distribution and Administrative Expenses	$176.3	$164.7	$11.6	7.0%
Percent of net sales	27.2%	28.7%	(150)	bps
Operating Profit	$86.7	$77.4
Less: Freight service provider fraud-related recovery	—	(5.0)
Add-back: Special charge	10.0	—
Adjusted Operating Profit	$96.7	$72.4	$24.3	33.6%
Percent of net sales	14.9%	12.6%	230	bps
Net Income	$51.1	$44.5
Less: Freight service provider fraud-related recovery, net of tax	—	(3.1)
Add-back: Special charge, net of tax	6.3	—
Adjusted Net Income	$57.4	$41.4	$16.0	38.6%
Diluted Earnings per Share	$1.17	$1.03
Less: Freight service provider fraud-related recovery, net of tax	—	(0.07)
Add-back: Special charge, net of tax	0.15	—
Adjusted Diluted Earnings per Share	$1.32	$0.96	$0.36	37.5%
Net Sales
Net sales for the three months ended November 30, 2014 increased 12.7% compared with the prior-year period due primarily to an above 14% increase in sales volume partially offset by unfavorable changes in product prices and the mix of products sold ("price/mix") of 1% and the unfavorable impact of foreign currency rate changes. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand primarily for LED-based luminaires in the current quarter. Sales of LED-based products increased more than 70% compared to the year-ago period and represented approximately 42% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, and to a lesser degree, changes in the mix of products sold. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume nor precisely differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first quarter of fiscal 2015 increased $35.9, or 15.1%, to $273.0 compared with $237.1 in the prior-year period. Gross profit margin increased 90 basis points to 42.2% for the three months ended November 30, 2014 compared with 41.3% in the prior-year period. Gross profit was higher than the prior year due primarily to additional contribution on higher net sales and to a much lesser degree, lower material and component costs and improved manufacturing productivity. These items were partially offset by unfavorable price/mix and the unfavorable impact of foreign currency rate changes.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended November 30, 2014 were $176.3 compared with $159.7 in the prior-year period, an increase of $16.6, or 10.4%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs. SD&A expenses for the first quarter of fiscal 2015 were 27.2% of net sales compared with 27.8% for the prior-year period.
SD&A expenses for the three months ended November 30, 2014 were $176.3 (27.2% of net sales) compared with adjusted SD&A expenses (excluding the freight service provider fraud-related recovery) of $164.7 (28.7% of net sales) in the prior-year period.
During the three months ended November 30, 2014, the Company recorded a net pre-tax special charge of $10.1 related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2015 was $86.7 compared with $77.4 for the prior-year period, an increase of $9.3, or 12.0%. The increase in operating profit was due primarily to higher gross profit, partially offset by increases in costs to support greater sales volume, special charges, and higher employee-related costs, including variable incentive compensation.
Adjusted operating profit (excluding the impact of special charges) increased by $24.3, or 33.6%, to $96.7 for the first quarter of fiscal 2015 compared with $72.4 (excluding the freight service provider fraud-related recovery) for the first quarter of fiscal 2014. Adjusted operating profit margin (excluding the impact of special charges) increased 230 basis points to 14.9% for the first quarter of fiscal 2015 compared with adjusted operating profit margin (excluding the freight service provider fraud-related recovery) of 12.6% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, was $7.9 for the three months ended November 30, 2014 compared with $8.0 for the three months ended November 30, 2013. The Company reported net miscellaneous income of $0.9 in the first quarter of fiscal 2015 and net miscellaneous expense of $0.6 in the first quarter of fiscal 2014.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.9% and 35.3% for the three months ended November 30, 2014 and 2013, respectively. The tax rate for the three months ended November 30, 2014 was impacted by unfavorable discrete items. The Company estimates that the effective tax rate for fiscal 2015 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2015 increased $6.6 to $51.1 from $44.5 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and other income partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended November 30, 2014 increased $0.14 to $1.17 compared with diluted earnings per share of $1.03 for the prior-year period.
Adjusted net income (excluding the impact of special charges) for the first quarter of fiscal 2015 was $57.4 compared with $41.4 of adjusted net income (excluding the freight service provider fraud-related recovery) in the prior-year period, which represented an increase of $16.0, or 38.6%. Adjusted diluted earnings per share (excluding the impact of special charges) for the three months ended November 30, 2014 increased $0.36, or 37.5%, to $1.32 compared with adjusted diluted earnings per share (excluding the freight service provider fraud-related recovery) of $0.96 for the prior-year period.

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
During the first quarter of fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company recorded a pre-tax special charge of $10.1 in the quarter. The special charge consisted primarily of severance and employee-related costs. Management expects to incur production transfer expenses and additional costs associated with these streamlining actions totaling approximately $1.0 during the next two fiscal quarters. While management expects to achieve annual savings in fiscal 2015 in excess of these costs, management plans to reinvest a portion of these savings over the next twelve months in additional growth initiatives which require resources for further innovation, including talent with different skill sets. Management believes the Company will realize savings, net of investments, approximately equal to the amount of the total fiscal 2015 special charge.
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

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty and recall, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board.
There have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting market growth rate; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2015 annual tax rate; (g) the Company’s future amortization expense; and (h) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-

looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2014. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2014. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2014, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Results of Annual Shareholders Meeting
At the Company’s annual meeting of stockholders held on January 7, 2015, in Atlanta, Georgia, the shareholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
W. Patrick Battle	2016	37,563,566	334,384	2,194,325
Peter C. Browning	2017	36,870,062	1,027,888	2,194,325
James H. Hance, Jr.	2015	31,444,502	6,453,448	2,194,325
Ray M. Robinson	2017	33,306,605	4,591,345	2,194,325
Norman H. Wesley	2017	37,472,456	425,494	2,194,325
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows:
George C. Guynn, Gordon D. Harnett, Robert F. McCullough, Vernon J. Nagel, Julia B. North, and Dominic J. Pileggi.
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
39,878,921	189,444	23,910

PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
37,175,215	599,791	122,944	2,194,325
Pursuant to the foregoing votes, the Company's stockholders: (i) elected three directors nominated by the Board of Directors and listed above for three-year terms, elected one director nominated by the Board of Directors and listed above for a one-year term and elected one director nominated by the Board of Directors and listed above for a two-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; and (iii) approved, on an advisory basis, the Company's named executive officer compensation.

Declaration of Dividend

On January 7, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 2, 2015 to stockholders of record on January 21, 2015.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2015	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2015	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Severance Agreement, entered into as of November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-Q.
	(2)	Amended and Restated Change in Control Agreement, dated March 19, 2007, between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, filed on January 9, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.