Form 10-Q
period 2015-02-28
ACUITY BRANDS INC
filed 2015-04-01
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015.
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
Common stock — $0.01 par value — 43,431,395 shares as of March 30, 2015.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 28, 2015	August 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$601.1	$552.5
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.9 as of February 28, 2015 and August 31, 2014, respectively	355.7	373.4
Inventories	237.4	212.0
Deferred income taxes	20.9	21.5
Prepayments and other current assets	35.1	27.3
Total Current Assets	1,250.2	1,186.7
Property, Plant, and Equipment, at cost:
Land	7.1	7.8
Buildings and leasehold improvements	116.7	116.0
Machinery and equipment	392.3	375.8
Total Property, Plant, and Equipment	516.1	499.6
Less — Accumulated depreciation and amortization	357.0	347.1
Property, Plant, and Equipment, net	159.1	152.5
Other Assets:
Goodwill	565.6	569.4
Intangible assets, net	222.6	231.6
Deferred income taxes	3.4	3.0
Other long-term assets	17.2	24.9
Total Other Assets	808.8	828.9
Total Assets	$2,218.1	$2,168.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$280.9	$287.4
Accrued compensation	44.4	54.8
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	107.6	127.1
Total Current Liabilities	434.1	470.5
Long-Term Debt	353.7	353.6
Accrued Pension Liabilities, less current portion	60.2	65.1
Deferred Income Taxes	58.3	58.4
Self-Insurance Reserves, less current portion	7.4	6.8
Other Long-Term Liabilities	52.8	50.2
Total Liabilities	966.5	1,004.6
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,903,923 issued and 43,184,668 outstanding at February 28, 2015; 52,581,917 issued and 42,862,662 outstanding at August 31, 2014	0.5	0.5
Paid-in capital	779.6	761.5
Retained earnings	979.8	893.6
Accumulated other comprehensive loss	(88.1)	(71.9)
Treasury stock, at cost, 9,719,255 shares at February 28, 2015 and August 31, 2014	(420.2)	(420.2)
Total Stockholders’ Equity	1,251.6	1,163.5
Total Liabilities and Stockholders’ Equity	$2,218.1	$2,168.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net Sales	$616.1	$546.2	$1,263.5	$1,120.9
Cost of Products Sold	360.4	331.0	734.8	668.6
Gross Profit	255.7	215.2	528.7	452.3
Selling, Distribution, and Administrative Expenses	177.7	157.0	354.0	316.7
Special Charge	(0.6)	(0.2)	9.4	(0.2)
Operating Profit	78.6	58.4	165.3	135.8
Other Expense (Income):
Interest Expense, net	8.0	8.0	15.9	16.0
Miscellaneous (Income) Expense, net	(0.1)	0.1	(1.0)	0.7
Total Other Expense	7.9	8.1	14.9	16.7
Income before Provision for Income Taxes	70.7	50.3	150.4	119.1
Provision for Income Taxes	24.3	17.6	52.9	41.9
Net Income	$46.4	$32.7	$97.5	$77.2

Earnings Per Share:
Basic Earnings per Share	$1.07	$0.76	$2.25	$1.79
Basic Weighted Average Number of Shares Outstanding	43.1	42.8	43.1	42.7
Diluted Earnings per Share	$1.07	$0.75	$2.24	$1.78
Diluted Weighted Average Number of Shares Outstanding	43.4	43.1	43.3	43.0
Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

Comprehensive Income:
Net Income	$46.4	$32.7	$97.5	$77.2
Other Comprehensive Income (Expense) Items:
Foreign currency translation adjustments	(9.8)	(1.3)	(16.9)	1.0
Defined benefit pension plans, net of tax	0.9	0.6	0.7	1.2
Other Comprehensive Income (Expense), net of tax	(8.9)	(0.7)	(16.2)	2.2
Comprehensive Income	$37.5	$32.0	$81.3	$79.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28,
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$97.5	$77.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22.5	21.4
Share-based compensation expense	8.4	8.7
Excess tax benefits from share-based payments	(12.2)	(9.9)
Deferred income taxes	0.2	1.1
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	11.9	9.1
Inventories	(27.4)	(25.2)
Prepayments and other current assets	(8.9)	(9.6)
Accounts payable	(4.3)	(5.5)
Other current liabilities	(11.1)	(4.3)
Other	(1.1)	(5.6)
Net Cash Provided by Operating Activities	75.5	57.4
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(27.0)	(16.5)
Proceeds from sale of property, plant, and equipment	—	0.9
Net Cash Used for Investing Activities	(27.0)	(15.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.4	7.9
Excess tax benefits from share-based payments	12.2	9.9
Dividends paid	(11.3)	(11.2)
Other financing activities	(3.2)	—
Net Cash Provided by Financing Activities	5.1	6.6
Effect of Exchange Rate Changes on Cash	(5.0)	0.7
Net Change in Cash and Cash Equivalents	48.6	49.1
Cash and Cash Equivalents at Beginning of Period	552.5	359.1
Cash and Cash Equivalents at End of Period	$601.1	$408.2
Supplemental Cash Flow Information:
Income taxes paid during the period	$58.0	$46.6
Interest paid during the period	$21.5	$21.2

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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2015, the consolidated statements of comprehensive income for the three and six months ended February 28, 2015 and 2014, and the consolidated cash flows for the six months ended February 28, 2015 and 2014. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2015.

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

3.     Subsequent Event
Distech Acquisition
On March 9, 2015, the Company entered into an agreement to acquire all of the outstanding capital stock of Distech Controls Inc. ("Distech"), a leading provider of building automation and energy management solutions that allow for the seamless integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech is headquartered in Quebec, Canada. The terms of the agreement reflect a cash purchase price totaling $318.0 Canadian dollars, or approximately $250.0 U.S. dollars, which

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

will be funded using cash on hand. The acquisition is subject to formal approval of certain shareholders of Distech and other customary closing conditions, which are expected to be achieved within the next several months.

During March 2015, the Company also entered into a foreign currency forward contract in an effort to mitigate nearly all of the foreign currency exposure associated with the Canadian dollar purchase price.  Because U.S. GAAP does not allow a hedge of a firm commitment to acquire a business to receive hedge accounting treatment, any gain or loss incurred on the ultimate settlement of the forward contract, which is based on the market exchange rates at the settlement date of the forward contract, will be recognized in the income statement.  The ultimate settlement of the forward contract is scheduled to occur in the third quarter of fiscal 2015 upon the closing of the acquisition.

4.	New Accounting Pronouncements
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

5.	Fair Value Measurements
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 28, 2015 and August 31, 2014:

	Fair Value Measurements as of:
	February 28, 2015				August 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$601.1	$—	$—	$601.1	$552.5	$—	$—	$552.5
Other	0.5	—	—	0.5	0.6	—	—	0.6
Liabilities:
Other	$0.5	$—	$8.9	$9.4	$0.6	$—	$11.6	$12.2

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
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2015 was due to a $3.2 decrease from payments, a $1.9 increase in the estimated fair value, and a $1.4 decrease due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2015 and August 31, 2014:

	February 28, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.7	$392.0	$349.6	$391.2
Industrial revenue bond	4.0	4.0	4.0	4.0
The senior unsecured public notes are carried at the outstanding balance, net of bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2015 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $2.8 and $2.9 related to intangible assets with finite lives during the three months ended February 28, 2015 and 2014, respectively, and $5.6 during both the six months ended February 28, 2015 and 2014. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.1 in fiscal 2015, $10.5 in fiscal 2016, $10.2 in fiscal 2017, $10.2 in fiscal 2018, and $10.1 in fiscal 2019. Since the Distech acquisition has not yet closed, these projections exclude any impact to amortization expense related to potential intangible assets associated with that transaction.
The change in the carrying amount of goodwill during the six months ended February 28, 2015 is due to foreign currency translation adjustments. Further discussion of the Company’s goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

7.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	February 28, 2015	August 31, 2014
Raw materials, supplies, and work in process(1)	$129.6	$125.7
Finished goods	120.2	97.6
	249.8	223.3
Less: Reserves	(12.4)	(11.3)
Total Inventory	$237.4	$212.0
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process to be meaningful information.

8.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. The new equity plan approved by stockholders in January 2013 changed the dividend provisions causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 are not participating securities as prescribed by the two-class method under ASC 260 and are accounted for in the diluted earnings per share calculation described below.

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 78,220 and

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

71,780 for the three months ended February 28, 2015 and 2014, respectively, and 54,019 and 50,762 for the six months ended February 28, 2015 and 2014, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Restricted stock shares of 5,632 were excluded from the diluted earnings per share calculation for the six months ended February 28, 2015, as the effect of inclusion would have been antidilutive. There were no shares of restricted stock excluded from the diluted earnings per share calculation for the three months ended February 28, 2015 and 2014, or for the six months ended February 28, 2014. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2015 and 2014:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Basic Earnings per Share:
Net income	$46.4	$32.7	$97.5	$77.2
Less: Income attributable to participating securities	(0.1)	(0.3)	(0.5)	(0.7)
Net income available to common shareholders	$46.3	$32.4	$97.0	$76.5
Basic weighted average shares outstanding	43.1	42.8	43.1	42.7
Basic earnings per share	$1.07	$0.76	$2.25	$1.79
Diluted Earnings per Share:
Net income	$46.4	$32.7	$97.5	$77.2
Less: Income attributable to participating securities	(0.1)	(0.3)	(0.5)	(0.7)
Net income available to common shareholders	$46.3	$32.4	$97.0	$76.5
Basic weighted average shares outstanding	43.1	42.8	43.1	42.7
Common stock equivalents	0.3	0.3	0.2	0.3
Diluted weighted average shares outstanding	43.4	43.1	43.3	43.0
Diluted earnings per share	$1.07	$0.75	$2.24	$1.78

9.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2014	$(18.1)	$(53.8)	$(71.9)
Other Comprehensive Income (Expense) before reclassifications	(16.9)	—	(16.9)
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.7
Net current-period Other Comprehensive Income (Expense)	(16.9)	0.7	(16.2)
Balance at February 28, 2015	$(35.0)	$(53.1)	$(88.1)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax expense or benefit allocated to each component of other comprehensive income(expense) for the three months ended February 28, 2015 and 2014:

	Three Months Ended
	February 28, 2015				February 28, 2014
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(9.8)		$—	$(9.8)	$(1.3)		$—	$(1.3)
Defined Benefit Pension Plans:
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.2	(1)	(0.1)	0.1
Actuarial losses	1.1	(1)	(0.3)	0.8	0.8	(1)	(0.3)	0.5
Total Defined Benefit Pension Plans, net	1.3		(0.4)	0.9	1.0		(0.4)	0.6
Other Comprehensive Income (Expense)	$(8.5)		$(0.4)	$(8.9)	$(0.3)		$(0.4)	$(0.7)
_______________________________________

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (expense) for the six months ended February 28, 2015 and 2014:

	Six Months Ended
	February 28, 2015				February 28, 2014
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(16.9)		$—	$(16.9)	$1.0		$—	$1.0
Defined Benefit Pension Plans:
Actuarial gain or loss	(1.3)		0.3	(1.0)	—		—	—
Amortization of defined benefit pension items:
Prior service cost	0.4	(1)	(0.2)	0.2	0.4	(1)	(0.1)	0.3
Actuarial losses	2.2	(1)	(0.7)	1.5	1.5	(1)	(0.6)	0.9
Total Defined Benefit Pension Plans, net	1.3		(0.6)	0.7	1.9		(0.7)	1.2
Other Comprehensive Income (Expense)	$(15.6)		$(0.6)	$(16.2)	$2.9		$(0.7)	$2.2
_______________________________________

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

10.	Debt
Lines of Credit
On August 27, 2014, the Company executed a new $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on August 27, 2019.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. As of February 28, 2015, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At February 28, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of February 28, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility.
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
The Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 commitment of the lenders under the Revolving Credit Facility.
Notes
At February 28, 2015, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Interest expense	$8.2	$8.1	$16.3	$16.2
Interest income	(0.2)	(0.1)	(0.4)	(0.2)
Interest expense, net	$8.0	$8.0	$15.9	$16.0

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2015, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for product warranty and recall costs are included in Other accrued liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the six months ended February 28, 2015 and 2014 are summarized as follows:

	Six Months Ended
	February 28,
	2015	2014
Beginning of period	$8.5	$5.9
Warranty and recall costs	10.3	11.5
Payments and other deductions	(8.7)	(9.0)
End of period	$10.1	$8.4

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.3 and $4.2 of share-based expense for the three months ended February 28, 2015 and 2014, respectively, and $8.4 and $8.7 for the six months ended February 28, 2015 and 2014, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow and were $12.2 and $9.9 for the six months ended February 28, 2015 and 2014, respectively. New shares issued upon exercise of stock options were 63,909 and 138,958 for the three months ended February 28, 2015 and 2014, respectively and 187,766 and 191,685 for the six months ended February 28, 2015 and 2014, respectively.
Further details regarding the Company’s share-based payments are included within the Share-Based Payments footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

13.    Pension and Profit Sharing Plans
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2015 and 2014 included the following components before tax:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Service cost	$0.8	$0.6	$1.5	$1.2
Interest cost	2.1	2.2	4.2	4.5
Expected return on plan assets	(2.8)	(2.5)	(5.5)	(5.0)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Recognized actuarial loss	1.1	0.8	2.2	1.5
Net periodic pension cost	$1.4	$1.3	$2.8	$2.6

14.	Special Charge
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
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which were included in Special Charge in the Consolidated Statements of Comprehensive Income. During fiscal 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to severance and employee-related expenses of $0.6 partially offset by production transfer costs of $0.4. During fiscal 2015, the Company recognized a reversal of pre-tax special charges of $0.4 due primarily to lower-than-anticipated costs related to severance and employee-related expenses.
Fiscal 2015 Actions
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $9.8 consisting primarily of severance and employee-related costs.
As of February 28, 2015, remaining severance reserves were $5.7 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the six months ended February 28, 2015 are summarized as follows:

	Fiscal 2013 Actions	Fiscal 2015 Actions	Total
Balance at August 31, 2014	$0.8	$—	$0.8
Special charge	(0.4)	9.8	9.4
Payments made during the period	(0.1)	(4.4)	(4.5)
Balance at February 28, 2015	$0.3	$5.4	$5.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$557.1	$1.4	$—	$42.6	$—	$601.1
Accounts receivable, net	—	316.1	—	39.6	—	355.7
Inventories	—	223.2	—	14.2	—	237.4
Other current assets	18.8	28.1	—	9.1	—	56.0
Total Current Assets	575.9	568.8	—	105.5	—	1,250.2
Property, Plant, and Equipment, net	0.3	122.6	—	36.2	—	159.1
Goodwill	—	524.2	2.7	38.7	—	565.6
Intangible assets, net	—	83.8	119.4	19.4	—	222.6
Deferred income taxes	30.8	—	—	3.1	(30.5)	3.4
Other long-term assets	0.1	14.7	—	2.4	—	17.2
Investments in and amounts due from subsidiaries	719.1	166.6	154.6	—	(1,040.3)	—
Total Assets	$1,326.2	$1,480.7	$276.7	$205.3	$(1,070.8)	$2,218.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.3	$265.2	$—	$15.4	$—	$280.9
Other accrued liabilities	8.6	114.9	—	29.7	—	153.2
Total Current Liabilities	8.9	380.1	—	45.1	—	434.1
Long-Term Debt	—	353.7	—	—	—	353.7
Deferred Income Taxes	—	88.8	—	—	(30.5)	58.3
Other Long-Term Liabilities	65.7	33.5	—	21.2	—	120.4
Amounts due to affiliates	—	—	—	70.4	(70.4)	—
Total Stockholders’ Equity	1,251.6	624.6	276.7	68.6	(969.9)	1,251.6
Total Liabilities and Stockholders’ Equity	$1,326.2	$1,480.7	$276.7	$205.3	$(1,070.8)	$2,218.1

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended February 28, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$555.6	$—	$60.5	$—	$616.1
Intercompany sales	—	—	9.5	23.5	(33.0)	—
Total Sales	—	555.6	9.5	84.0	(33.0)	616.1
Cost of Products Sold	—	320.5	—	62.9	(23.0)	360.4
Gross Profit	—	235.1	9.5	21.1	(10.0)	255.7
Selling, Distribution, and Administrative Expenses	7.8	158.8	1.0	20.1	(10.0)	177.7
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	(0.6)	—	—	—	(0.6)
Operating Profit (Loss)	(7.0)	76.5	8.5	0.6	—	78.6
Interest expense, net	2.5	5.5	—	—	—	8.0
Equity earnings in subsidiaries	(52.6)	0.1	—	—	52.5	—
Miscellaneous (income) expense, net	—	(0.4)	—	0.3	—	(0.1)
Income before Provision for Income Taxes	43.1	71.3	8.5	0.3	(52.5)	70.7
Provision (Benefit) for Income Taxes	(3.3)	23.7	3.4	0.5	—	24.3
Net Income	$46.4	$47.6	$5.1	$(0.2)	$(52.5)	$46.4

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(9.8)	(9.8)	—	—	9.8	(9.8)
Defined Benefit Pension Plans, net	0.9	0.3	—	0.4	(0.7)	0.9
Other Comprehensive Income (Expense) Items, net of tax	(8.9)	(9.5)	—	0.4	9.1	(8.9)
Comprehensive Income (Expense)	$37.5	$38.1	$5.1	$0.2	$(43.4)	$37.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$484.3	$—	$61.9	$—	$546.2
Intercompany sales	—	—	8.7	19.2	(27.9)	—
Total Sales	—	484.3	8.7	81.1	(27.9)	546.2
Cost of Products Sold	—	288.1	—	61.5	(18.6)	331.0
Gross Profit	—	196.2	8.7	19.6	(9.3)	215.2
Selling, Distribution, and Administrative Expenses	6.8	139.7	1.4	18.4	(9.3)	157.0
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit (Loss)	(6.0)	56.3	7.3	0.8	—	58.4
Interest expense, net	2.5	5.5	—	—	—	8.0
Equity earnings in subsidiaries	(38.2)	(1.7)	—	—	39.9	—
Miscellaneous (income) expense, net	—	0.1	—	(1.1)	1.1	0.1
Income before Provision for Income Taxes	29.7	52.4	7.3	1.9	(41.0)	50.3
Provision (Benefit) for Income Taxes	(3.0)	17.2	2.9	0.5	—	17.6
Net Income	$32.7	$35.2	$4.4	$1.4	$(41.0)	$32.7

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(1.3)	(1.3)	—	—	1.3	(1.3)
Defined Benefit Pension Plans, net	0.6	0.3	—	0.2	(0.5)	0.6
Other Comprehensive Income (Expense) Items, net of tax	(0.7)	(1.0)	—	0.2	0.8	(0.7)
Comprehensive Income (Expense)	$32.0	$34.2	$4.4	$1.6	$(40.2)	$32.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 28, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,136.4	$—	$127.1	$—	$1,263.5
Intercompany sales	—	—	19.2	50.2	(69.4)	—
Total Sales	—	1,136.4	19.2	177.3	(69.4)	1,263.5
Cost of Products Sold	—	652.6	—	131.6	(49.4)	734.8
Gross Profit	—	483.8	19.2	45.7	(20.0)	528.7
Selling, Distribution, and Administrative Expenses	15.4	317.4	2.0	39.2	(20.0)	354.0
Intercompany charges	(1.6)	0.8	—	0.8	—	—
Special Charge	—	9.4	—	—	—	9.4
Operating Profit (Loss)	(13.8)	156.2	17.2	5.7	—	165.3
Interest expense (income), net	5.1	10.9	—	(0.1)	—	15.9
Equity earnings in subsidiaries	(109.8)	(4.3)	—	—	114.1	—
Miscellaneous (income) expense, net	—	(0.9)	—	(0.1)	—	(1.0)
Income before Provision for Income Taxes	90.9	150.5	17.2	5.9	(114.1)	150.4
Provision (Benefit) for Income Taxes	(6.6)	50.9	6.9	1.7	—	52.9
Net Income	$97.5	$99.6	$10.3	$4.2	$(114.1)	$97.5

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(16.9)	(17.0)	—	—	17.0	(16.9)
Defined Benefit Pension Plans, net	0.7	0.7	—	(0.1)	(0.6)	0.7
Other Comprehensive Income (Expense) Items, net of tax	(16.2)	(16.3)	—	(0.1)	16.4	(16.2)
Comprehensive Income (Expense)	$81.3	$83.3	$10.3	$4.1	$(97.7)	$81.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$996.3	$—	$124.6	$—	$1,120.9
Intercompany sales	—	—	17.4	42.7	(60.1)	—
Total Sales	—	996.3	17.4	167.3	(60.1)	1,120.9
Cost of Products Sold	—	583.4	—	126.1	(40.9)	668.6
Gross Profit	—	412.9	17.4	41.2	(19.2)	452.3
Selling, Distribution, and Administrative Expenses	13.8	282.2	2.1	37.8	(19.2)	316.7
Intercompany charges	(1.6)	0.8	—	0.8	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit (Loss)	(12.2)	130.1	15.3	2.6	—	135.8
Interest expense (income), net	5.0	11.0	—	—	—	16.0
Equity earnings in subsidiaries	(88.3)	(3.0)	—	—	91.3	—
Miscellaneous (income) expense, net	—	0.1	—	(0.5)	1.1	0.7
Income before Provision for Income Taxes	71.1	122.0	15.3	3.1	(92.4)	119.1
Provision (Benefit) for Income Taxes	(6.1)	41.7	6.0	0.3	—	41.9
Net Income	$77.2	$80.3	$9.3	$2.8	$(92.4)	$77.2

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	1.0	1.0	—	—	(1.0)	1.0
Defined Benefit Pension Plans, net	1.2	0.6	—	0.4	(1.0)	1.2
Other Comprehensive Income (Expense) Items, net of tax	2.2	1.6	—	0.4	(2.0)	2.2
Comprehensive Income (Expense)	$79.4	$81.9	$9.3	$3.2	$(94.4)	$79.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$42.3	$14.2	$—	$19.0	$—	$75.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(15.7)	—	(11.3)	—	(27.0)
Investments in subsidiaries	(9.5)	—	—	—	9.5	—
Net Cash Used for Investing Activities	(9.5)	(15.7)	—	(11.3)	9.5	(27.0)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.4	—	—	—	—	7.4
Excess tax benefits from share-based payments	12.2	—	—	—	—	12.2
Intercompany capital	—	—	—	9.5	(9.5)	—
Dividends paid	(11.3)	—	—	—	—	(11.3)
Other financing activities	—	—	—	(3.2)	—	(3.2)
Net Cash Provided by Financing Activities	8.3	—	—	6.3	(9.5)	5.1
Effect of Exchange Rate Changes on Cash	—	(0.2)	—	(4.8)	—	(5.0)
Net Change in Cash and Cash Equivalents	41.1	(1.7)	—	9.2	—	48.6
Cash and Cash Equivalents at Beginning of Period	516.0	3.1	—	33.4	—	552.5
Cash and Cash Equivalents at End of Period	$557.1	$1.4	$—	$42.6	$—	$601.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 28, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$34.3	$17.2	$—	$5.9	$—	$57.4
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(14.0)	—	(2.5)	—	(16.5)
Proceeds from sale of property, plant, and equipment	—	0.9	—	—	—	0.9
Investments in subsidiaries	—	(4.5)	—	4.5	—	—
Net Cash Used for Investing Activities	—	(17.6)	—	2.0	—	(15.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.9	—	—	—	—	7.9
Excess tax benefits from share-based payments	9.9	—	—	—	—	9.9
Dividends paid	(11.2)	—	—	—	—	(11.2)
Net Cash Provided by Financing Activities	6.6	—	—	—	—	6.6
Effect of Exchange Rate Changes on Cash	—	(0.1)	—	0.8	—	0.7
Net Change in Cash and Cash Equivalents	40.9	(0.5)	—	8.7	—	49.1
Cash and Cash Equivalents at Beginning of Period	331.0	0.8	—	27.3	—	359.1
Cash and Cash Equivalents at End of Period	$371.9	$0.3	$—	$36.0	$—	$408.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. and its subsidiaries as of February 28, 2015 and for the three and six months ended February 28, 2015 and 2014. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 7,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of February 28, 2015, the Company operates 16 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company intends to use approximately $250.0 of cash on hand to fund the Distech Controls, Inc. acquisition which is expected to be completed in the next several months subject to formal approval of certain shareholders of Distech and other customary closing conditions (see the Subsequent Event footnote of the Notes to Consolidated Financial Statements for additional information). The Company currently expects to invest approximately two percent of net sales during fiscal 2015, of which $27.0 had been invested as of February 28, 2015, primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
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
Certain new regulations related to the Maquiladora program became effective beginning in January 2015. The Company’s existing trade compliance business processes may not allow the Company to comply with certain of the new regulations within the stipulated time frames. Failure to comply with these new regulations could have a material adverse effect on the Company’s financial position, results of operations, and cash flows primarily because the Company would in such event be required to pay value-added tax on material imported into Mexico and then seek a refund of those amounts months later after the material is exported from Mexico.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at February 28, 2015 was $601.1, an increase of $48.6 from August 31, 2014. Cash flow generated from operations and cash generated from stock issued under employee and director compensation plans during the period were partially used during the first six months of fiscal 2015 to make capital expenditures of $27.0 and pay dividends to stockholders of $11.3.
The Company generated $75.5 of cash flow from operating activities during the six months ended February 28, 2015 compared with $57.4 in the prior-year period, an increase of $18.1, due primarily to higher net income and lower operating working capital requirements partially offset by increased variable incentive compensation payments. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $19.8 during the first six months of fiscal 2015 compared to an increase of approximately $21.6 during the first six months of fiscal 2014 primarily as a result of the timing of payments from customers compared to the prior-year period.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $27.0 and $16.5 in the first six months of fiscal 2015 and 2014, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2015.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 28, 2015, total debt outstanding of $353.7 remained substantially unchanged from August 31, 2014 and consisted primarily of fixed-rate obligations.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2015. At February 28, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of February 28, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2015, the Company’s consolidated stockholders’ equity increased $88.1 to $1,251.6 at February 28, 2015 from $1,163.5 at August 31, 2014. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 22.0% and 23.3% at February 28, 2015 and August 31, 2014, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (24.6)% at February 28, 2015 and (20.6)% at August 31, 2014.

Dividends
Acuity Brands paid dividends on its common stock of $11.3 and $11.2 ($0.26 per share) during the six months ended February 28, 2015 and 2014, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Second Quarter of Fiscal 2015 Compared with Second Quarter of Fiscal 2014
The following table sets forth information comparing the components of net income for the three months ended February 28, 2015 and 2014:

	Three Months Ended
	February 28, 2015	February 28, 2014	Increase (Decrease)		Percent Change
Net Sales	$616.1	$546.2	$69.9		12.8%
Cost of Products Sold	360.4	331.0	29.4		8.9%
Gross Profit	255.7	215.2	40.5		18.8%
Percent of net sales	41.5%	39.4%	210	bps
Selling, Distribution, and Administrative Expenses	177.7	157.0	20.7		13.2%
Special Charge	(0.6)	(0.2)	(0.4)		200.0%
Operating Profit	78.6	58.4	20.2		34.6%
Percent of net sales	12.8%	10.7%	210	bps
Other Expense (Income)
Interest Expense, net	8.0	8.0	—		—%
Miscellaneous (Income)/Expense, net	(0.1)	0.1	(0.2)		(200.0)%
Total Other Expense	7.9	8.1	(0.2)		(2.5)%
Income before Provision for Income Taxes	70.7	50.3	20.4		40.6%
Percent of net sales	11.5%	9.2%	230	bps
Provision for Taxes	24.3	17.6	6.7		38.1%
Effective tax rate	34.4%	35.0%
Net Income	$46.4	$32.7	$13.7		41.9%
Diluted Earnings per Share	$1.07	$0.75	$0.32		42.7%

Net sales were $616.1 for the three months ended February 28, 2015 compared with $546.2 reported for the three months ended February 28, 2014, an increase of $69.9, or 12.8%. For the three months ended February 28, 2015, the Company reported net income of $46.4, an increase of $13.7, or 41.9%, compared with $32.7 for the three months ended February 28, 2014. For the second quarter of fiscal 2015, diluted earnings per share increased 42.7% to $1.07 compared with $0.75 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude acquisition-related professional fees and restructuring charges associated primarily with continued efforts to streamline the organization. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	February 28, 2015	February 28, 2014	Increase (Decrease)	Percent Change
Selling, Distribution, and Administrative Expenses	$177.7	$157.0
Less: Acquisition-related professional fees	(0.7)	—
Adjusted Selling, Distribution and Administrative Expenses	$177.0	$157.0	$20.0	12.7%
Percent of net sales	28.7%	28.7%	—	bps
Operating Profit	$78.6	$58.4
Add-back: Acquisition-related professional fees	0.7	—
Less: Special charge	(0.6)	(0.2)
Adjusted Operating Profit	$78.7	$58.2	$20.5	35.2%
Percent of net sales	12.8%	10.7%	210	bps
Net Income	$46.4	$32.7
Add-back: Acquisition-related professional fees	0.7	—
Less: Special charge, net of tax	(0.4)	(0.1)
Adjusted Net Income	$46.7	$32.6	$14.1	43.3%
Diluted Earnings per Share	$1.07	$0.75
Add-back: Acquisition-related professional fees	0.02	—
Less: Special charge, net of tax	(0.01)	—
Adjusted Diluted Earnings per Share	$1.08	$0.75	$0.33	44.0%
Net Sales
Net sales for the three months ended February 28, 2015 increased 12.8% compared with the prior-year period due primarily to a 15% increase in sales volume partially offset by unfavorable changes in product prices and the mix of products sold ("price/mix") of approximately 1% and unfavorable foreign currency rate changes of approximately 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand. Sales of LED-based products increased approximately 60% compared to the year-ago period and represented approximately 43% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the second quarter of fiscal 2015 increased $40.5, or 18.8%, to $255.7 compared with $215.2 in the prior-year period. Gross profit margin increased 210 basis points to 41.5% for the three months ended February 28, 2015 compared with 39.4% in the prior-year period. Gross profit was higher than the prior year due primarily to additional contribution on higher net sales, lower material and component costs, and improved manufacturing productivity. These items were partially offset by unfavorable price/mix and the unfavorable impact of foreign currency rate changes.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 28, 2015 were $177.7 compared with $157.0 in the prior-year period, an increase of $20.7, or 13.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. SD&A expenses for the second quarter of fiscal 2015 were 28.8% of net sales compared with 28.7% for the prior-year period. Adjusted SD&A expenses (excluding the impact of acquisition-related professional fees) for the three months ended February 28, 2015 were $177.0 (28.7% of net sales) compared with SD&A expenses of $157.0 (28.7% of net sales) in the prior-year period.
During the three months ended February 28, 2015 and 2014, the Company recognized a reversal of pre-tax special charges of $0.6 and $0.2, respectively, due to lower-than-anticipated costs related to previously-initiated streamlining efforts. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.

Operating profit for the second quarter of fiscal 2015 was $78.6 compared with $58.4 for the prior-year period, an increase of $20.2, or 34.6%. The increase in operating profit was due primarily to higher gross profit, partially offset by increases in costs to support greater sales volume and higher employee-related costs, including variable incentive compensation.
Adjusted operating profit (excluding the impact of acquisition-related professional fees and special charges) increased by $20.5, or 35.2%, to $78.7 for the second quarter of fiscal 2015 compared with $58.2 (excluding the impact of special charges) for the second quarter of fiscal 2014. Adjusted operating profit margin (excluding the impact of acquisition-related professional fees and special charges) increased 210 basis points to 12.8% for the second quarter of fiscal 2015 compared with 10.7% (excluding the impact of special charges) in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, was $8.0 for both the three months ended February 28, 2015 and 2014. The Company reported net miscellaneous income of $0.1 in the second quarter of fiscal 2015 and net miscellaneous expense of $0.1 in the second quarter of fiscal 2014.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.4% and 35.0% for the three months ended February 28, 2015 and 2014, respectively. The decrease in the effective tax rate was due primarily to the retroactive application of the research and development tax credit, which became law during the second fiscal quarter. The Company estimates that the effective tax rate for fiscal 2015 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2015 increased $13.7 to $46.4 from $32.7 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and other income partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended February 28, 2015 increased $0.32 to $1.07 compared with diluted earnings per share of $0.75 for the prior-year period.
Adjusted net income (excluding the impact of acquisition-related professional fees and special charges) for the second quarter of fiscal 2015 was $46.7 compared with $32.6 (excluding the impact of special charges) in the prior-year period, which represented an increase of $14.1, or 43.3%. Adjusted diluted earnings per share (excluding the impact of acquisition-related professional fees and special charges) for the three months ended February 28, 2015 increased $0.33, or 44.0%, to $1.08 compared with $0.75 for the prior-year period.

First Six Months of Fiscal 2015 Compared with First Six Months of Fiscal 2014
The following table sets forth information comparing the components of net income for the six months ended February 28, 2015 and 2014:

	Six Months Ended
	February 28, 2015	February 28, 2014	Increase (Decrease)		Percent Change
Net Sales	$1,263.5	$1,120.9	$142.6		12.7%
Cost of Products Sold	734.8	668.6	66.2		9.9%
Gross Profit	528.7	452.3	76.4		16.9%
Percent of net sales	41.8%	40.4%	140	bps
Selling, Distribution, and Administrative Expenses	354.0	316.7	37.3		11.8%
Special Charge	9.4	(0.2)	9.6		NM
Operating Profit	165.3	135.8	29.5		21.7%
Percent of net sales	13.1%	12.1%	100	bps
Other Expense (Income)
Interest Expense, net	15.9	16.0	(0.1)		(0.6)%
Miscellaneous (Income) Expense, net	(1.0)	0.7	(1.7)		(242.9)%
Total Other Expense	14.9	16.7	(1.8)		(10.8)%
Income before Provision for Income Taxes	150.4	119.1	31.3		26.3%
Percent of net sales	11.9%	10.6%	130	bps
Provision for Taxes	52.9	41.9	11.0		26.3%
Effective tax rate	35.2%	35.2%
Net Income	$97.5	$77.2	$20.3		26.3%
Diluted Earnings per Share	$2.24	$1.78	$0.46		25.8%
NM - not meaningful
Net sales were $1,263.5 for the six months ended February 28, 2015 compared with $1,120.9 reported for the six months ended February 28, 2014, an increase of $142.6, or 12.7%. For the six months ended February 28, 2015, the Company reported net income of $97.5, an increase of $20.3, or 26.3%, compared with $77.2 for the six months ended February 28, 2014. For the first six months of fiscal 2015, diluted earnings per share increased 25.8% to $2.24 compared with $1.78 reported in the year-ago period.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude incremental recoveries related to a fraud at a freight service provider, acquisition-related professional fees, and special charges associated primarily with continued efforts to streamline the organization.

	Six Months Ended
	February 28, 2015	February 28, 2014	Increase (Decrease)	Percent Change
Selling, Distribution, and Administrative Expenses	$354.0	$316.7
Less: Acquisition-related professional fees	(0.7)	—
Add-back: Freight service provider fraud-related recovery	—	5.0
Adjusted Selling, Distribution and Administrative Expenses	$353.3	$321.7	$31.6	9.8%
Percent of net sales	28.0%	28.7%	(70)	bps
Operating Profit	$165.3	$135.8
Add-back: Acquisition-related professional fees	0.7	—
Less: Freight service provider fraud-related recovery	—	(5.0)
Add-back: Special charge	9.4	(0.2)
Adjusted Operating Profit	$175.4	$130.6	$44.8	34.3%
Percent of net sales	13.9%	11.7%	220	bps
Net Income	$97.5	$77.2
Add-back: Acquisition-related professional fees	0.7	—
Less: Freight service provider fraud-related recovery, net of tax	—	(3.1)
Add-back: Special charge, net of tax	5.9	(0.1)
Adjusted Net Income	$104.1	$74.0	$30.1	40.7%
Diluted Earnings per Share	$2.24	$1.78
Add-back: Acquisition-related professional fees	0.02	—
Less: Freight service provider fraud-related recovery, net of tax	—	(0.07)
Add-back: Special charge, net of tax	0.14	—
Adjusted Diluted Earnings per Share	$2.40	$1.71	$0.69	40.4%
Net Sales
Net sales for the six months ended February 28, 2015 increased $142.6, or 12.7%, compared with the prior-year period due primarily to an increase in sales volume of approximately 15%, which was partially offset by the impact of an unfavorable change in price/mix of approximately 1% and unfavorable foreign currency rate changes of 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based luminaires during the first six months of fiscal 2015 increased approximately 65% compared to the year-ago period and represented approximately 43% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first six months of fiscal 2015 increased $76.4, or 16.9%, to $528.7 compared with $452.3 in the prior-year period. Gross profit margin increased to 41.8% for the six months ended February 28, 2015 compared with 40.4% in the prior-year period. The increase in gross profit margin was due primarily to additional contribution on higher net sales, lower material and component costs, and improved manufacturing productivity. These items were partially offset by unfavorable price/mix and the unfavorable impact of foreign currency rate changes.

Operating Profit
SD&A expenses for the six months ended February 28, 2015 were $354.0 compared with $316.7 in the prior-year period, an increase of $37.3, or 11.8%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. SD&A expenses for the first six months of fiscal 2015 were 28.0% of net sales compared with 28.3% for the prior-year period. Adjusted SD&A expenses (excluding the impact of acquisition-related professional fees) for the six months ended February 28, 2015 were $353.3 (28.0% of net sales) compared with adjusted SD&A expenses (excluding the freight service provider fraud-related recovery) of $321.7 (28.7% of net sales) in the prior-year period.
The Company recognized pre-tax special charges of $9.4 during the first six months of fiscal 2015, related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements. During the first six months of fiscal 2014, the Company recorded a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4.
Operating profit for the first six months of fiscal 2015 was $165.3 compared with $135.8 for the prior-year period, an increase of $29.5, or 21.7%. The increase in operating profit for the first six months of fiscal 2015 compared with the first six months of fiscal 2014 was due primarily to higher gross profit, partially offset by increases in costs to support greater sales volume, special charges, and higher employee-related costs, including variable incentive compensation.
Adjusted operating profit (excluding the impact of acquisition-related professional fees and special charges) increased by $44.8, or 34.3%, to $175.4 for the first six months of fiscal 2015 compared with $130.6 (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) for the first six months of fiscal 2014. Adjusted operating profit margin for the first six months of fiscal 2015 (excluding the impact of acquisition-related professional fees and special charges) increased 220 basis points to 13.9% compared with adjusted operating profit margin (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) of 11.7% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense (income), which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, was $15.9 for the six months ended February 28, 2015 compared with $16.0 for the six months ended February 28, 2014. The Company reported net miscellaneous income of $1.0 in the first six months of fiscal 2015 compared with net miscellaneous expense of $0.7 in the prior-year period.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.2% for both the six months ended February 28, 2015 and 2014.
Net income for the first six months of fiscal 2015 increased $20.3 to $97.5 from $77.2 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and lower other expense partially offset by a higher provision for income taxes. Diluted earnings per share for the six months ended February 28, 2015 increased $0.46 to $2.24 compared with diluted earnings per share of $1.78 for the prior-year period.
Adjusted net income (excluding the impact of acquisition-related professional fees and special charges) for the first six months of fiscal 2015 was $104.1 compared with $74.0 of adjusted net income (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) in the prior-year period, which represented an increase of $30.1, or 40.7%. Adjusted diluted earnings per share (excluding the impact of acquisition-related professional fees and special charges) for the six months ended February 28, 2015 increased $0.69, or 40.4%, to $2.40 compared with adjusted diluted earnings per share (excluding the impact of recoveries associated with the fraud at a freight service provider and special charges) of $1.71 for the prior-year period.

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

During the first half of fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company recorded a pre-tax special charge of $9.8 during the six months ended February 28, 2015 for streamlining actions initiated in the current fiscal year. The special charge consisted primarily of severance and employee-related costs. Management expects to incur production transfer expenses and additional costs associated with these streamlining actions totaling approximately $1.4 during the second half of fiscal 2015. While management expects to achieve annual savings in fiscal 2015 in excess of these costs, management plans to reinvest a portion of these savings over the next twelve months in additional growth initiatives which require resources for further innovation, including talent with different skill sets. Management believes the Company will realize savings, net of investments, approximately equal to the amount of the total fiscal 2015 special charge.

On March 9, 2015, the Company announced that it entered into an agreement to acquire all of the outstanding capital stock of Distech Controls Inc. (“Distech”), a provider of building automation and energy management solutions. The acquisition is expected to be completed during the next several months subject to formal approval of certain shareholders of Distech and other customary closing conditions. Distech generated net sales in excess of $70 Canadian dollars during calendar year 2014 and significantly outpaced the rate of growth of its core markets with a five-year annualized growth rate of over 25%. The operating profit margin of the business is similar to that of the Company.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting market growth rate; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2015 annual tax rate; (g) the Company’s future amortization expense; (h) the Company’s ability to achieve its long-term financial goals and measures; and (i) the Company's expectations about the Distech Controls, Inc. acquisition. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2015. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2015. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2015, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Compensatory Arrangements of Certain Officers

On March 27, 2015, the Board of Directors of the Company (“Board”) approved restricted stock awards under the Company’s 2012 Omnibus Stock Incentive Compensation Plan for certain key members of management, including awards for Mark A. Black, Executive Vice President and President of Acuity Brands Lighting, and Richard K. Reece, Executive Vice President and Chief Financial Officer.  The stock awards for Messrs. Black and Reece were each valued at $3.5 million and will vest in four equal annual installments.  The stock awards will be granted on the earlier date of either the completion of the acquisition of Distech Controls or June 1, 2015.  The awards are in recognition of the individual achievements of Messrs. Black and Reece in driving improvements in the Company’s financial performance and expanding the Company’s addressable market through the implementation of Acuity Brands’ tiered solutions strategy, both of which has led to increased shareholder value.

Declaration of Dividend

On March 27, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2015 to stockholders of record on April 17, 2015.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 1, 2015	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 1, 2015	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, filed on April 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.