Form 10-Q
period 2015-05-31
ACUITY BRANDS INC
filed 2015-07-01
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015.
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
Common stock — $0.01 par value — 43,542,240 shares as of June 29, 2015.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	May 31, 2015	August 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$652.1	$552.5
Accounts receivable, less reserve for doubtful accounts of $1.2 and $1.9 as of May 31, 2015 and August 31, 2014, respectively	392.8	373.4
Inventories	256.4	212.0
Deferred income taxes	20.6	21.5
Prepayments and other current assets	21.7	27.3
Total Current Assets	1,343.6	1,186.7
Property, Plant, and Equipment, at cost:
Land	7.0	7.8
Buildings and leasehold improvements	119.9	116.0
Machinery and equipment	402.1	375.8
Total Property, Plant, and Equipment	529.0	499.6
Less — Accumulated depreciation and amortization	364.1	347.1
Property, Plant, and Equipment, net	164.9	152.5
Other Assets:
Goodwill	565.3	569.4
Intangible assets, net	226.1	231.6
Deferred income taxes	3.3	3.0
Other long-term assets	24.6	24.9
Total Other Assets	819.3	828.9
Total Assets	$2,327.8	$2,168.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$301.9	$287.4
Accrued compensation	58.3	54.8
Accrued pension liabilities, current	1.2	1.2
Other accrued liabilities	124.7	127.1
Total Current Liabilities	486.1	470.5
Long-Term Debt	353.7	353.6
Accrued Pension Liabilities, less current portion	58.1	65.1
Deferred Income Taxes	58.5	58.4
Self-Insurance Reserves, less current portion	7.4	6.8
Other Long-Term Liabilities	50.3	50.2
Total Liabilities	1,014.1	1,004.6
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,915,029 issued and 43,195,774 outstanding at May 31, 2015; 52,581,917 issued and 42,862,662 outstanding at August 31, 2014	0.5	0.5
Paid-in capital	783.6	761.5
Retained earnings	1,038.6	893.6
Accumulated other comprehensive loss	(88.8)	(71.9)
Treasury stock, at cost, 9,719,255 shares at May 31, 2015 and August 31, 2014	(420.2)	(420.2)
Total Stockholders’ Equity	1,313.7	1,163.5
Total Liabilities and Stockholders’ Equity	$2,327.8	$2,168.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net Sales	$683.7	$603.9	$1,947.2	$1,724.8
Cost of Products Sold	388.1	360.5	1,122.9	1,029.1
Gross Profit	295.6	243.4	824.3	695.7
Selling, Distribution, and Administrative Expenses	196.0	170.8	550.0	487.5
Special Charge	0.4	—	9.8	(0.2)
Operating Profit	99.2	72.6	264.5	208.4
Other Expense (Income):
Interest Expense, net	7.9	8.1	23.8	24.1
Miscellaneous (Income) Expense, net	(9.5)	(0.1)	(10.5)	0.6
Total Other (Income) Expense	(1.6)	8.0	13.3	24.7
Income before Provision for Income Taxes	100.8	64.6	251.2	183.7
Provision for Income Taxes	36.3	20.8	89.2	62.7
Net Income	$64.5	$43.8	$162.0	$121.0

Earnings Per Share:
Basic Earnings per Share	$1.49	$1.01	$3.74	$2.81
Basic Weighted Average Number of Shares Outstanding	43.2	42.8	43.1	42.7
Diluted Earnings per Share	$1.48	$1.01	$3.72	$2.79
Diluted Weighted Average Number of Shares Outstanding	43.5	43.1	43.4	43.0
Dividends Declared per Share	$0.13	$0.13	$0.39	$0.39

Comprehensive Income:
Net Income	$64.5	$43.8	$162.0	$121.0
Other Comprehensive Income (Expense) Items:
Foreign currency translation adjustments	(1.5)	1.8	(18.5)	2.8
Defined benefit pension plans, net of tax	0.9	0.7	1.6	1.9
Other Comprehensive Income (Expense), net of tax	(0.6)	2.5	(16.9)	4.7
Comprehensive Income	$63.9	$46.3	$145.1	$125.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$162.0	$121.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	34.2	32.2
Share-based compensation expense	12.8	13.2
Excess tax benefits from share-based payments	(12.6)	(10.5)
Loss on the sale or disposal of property, plant, and equipment	1.4	0.1
Deferred income taxes	0.4	0.7
Gain on financial instruments, net	(10.5)	—
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	(25.5)	(34.0)
Inventories	(46.7)	(10.4)
Prepayments and other current assets	2.0	(0.1)
Accounts payable	17.0	6.6
Other current liabilities	28.2	25.6
Other	(4.5)	(15.6)
Net Cash Provided by Operating Activities	158.2	128.8
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(42.3)	(24.8)
Proceeds from sale of property, plant, and equipment	1.0	0.9
Investment and acquisition of business, net of cash acquired	(14.6)	—
Proceeds from settlement of financial instrument	14.4	—
Purchase of financial instrument	(4.1)	—
Net Cash Used for Investing Activities	(45.6)	(23.9)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.5	8.3
Excess tax benefits from share-based payments	12.6	10.5
Dividends paid	(17.0)	(16.9)
Other financing activities	(10.4)	—
Net Cash (Used for) Provided by Financing Activities	(7.3)	1.9
Effect of Exchange Rate Changes on Cash	(5.7)	1.4
Net Change in Cash and Cash Equivalents	99.6	108.2
Cash and Cash Equivalents at Beginning of Period	552.5	359.1
Cash and Cash Equivalents at End of Period	$652.1	$467.3
Supplemental Cash Flow Information:
Income taxes paid during the period	$79.3	$55.0
Interest paid during the period	$21.6	$21.4

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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2015, the consolidated statements of comprehensive income for the three and nine months ended May 31, 2015 and 2014, and the consolidated cash flows for the nine months ended May 31, 2015 and 2014. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2015.

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

3.     Acquisitions and Investments
Distech Acquisition
On March 9, 2015, the Company announced that it had entered into an agreement to acquire all of the outstanding capital stock of Distech Controls Inc. ("Distech"), a provider of building automation and energy management solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech is headquartered in Quebec, Canada. The terms of the agreement reflect a cash purchase price totaling $318.0 Canadian dollars, or approximately $255.0 U.S. dollars, which will be funded using cash on hand. Subsequent to the announcement, Distech discovered shipments by it and its

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiaries during the past five years of standard commercial building control products directly or indirectly to customers in a country that may constitute violations of U.S. and Canadian sanctions or export regulations, including those administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Export Controls Division (“TIE”) of Foreign Affairs, Trade and Development Canada. Distech estimates that it received total revenue of approximately $0.3 from these shipments. Distech has voluntarily self-reported the potential violations to OFAC and TIE and retained outside counsel that is conducting an investigation of the matter and preparing a full voluntary disclosure to be filed with these agencies.
The Company intends to fully cooperate with respect to any investigations by governmental agencies of the potential violations following its acquisition of Distech. Distech has represented to the Company that Distech has substantially completed its investigation into the potential violations and that it has provided the Company with all relevant facts identified to date that are material to this matter. The shareholders of Distech have also jointly agreed to indemnify the Company for damages, if any, in respect of, connected with or arising out of the potential violations or any inaccuracy or breach of the representations made by Distech to the Company related thereto, up to a specified aggregate amount, which is not material to the Company's consolidated financial statements. These indemnity obligations will be supported by an escrow account containing proceeds from the transaction equal to the specified aggregate amount. The Company currently believes that this indemnity will be sufficient to cover any damages related to the potential violations and the costs and expenses related to the investigation thereof and any related remedial actions. The Company therefore does not expect this matter to have a material adverse effect on the business, financial condition, cash flow, or results of operations of the Company. There can be no assurance, however, that actual damages, costs and expenses will not be in excess of the indemnity or that the Company and its affiliates will not be subject to other damages, including but not limited to damage to the Company's reputation or monetary or non-monetary penalties as permitted under applicable trade laws, that may not be fully covered by the indemnity.
The closing of this pending transaction is subject to approval by certain Distech shareholders and other closing conditions. If these remaining conditions are successfully concluded, the Company would expect to complete the acquisition of Distech in September 2015.
During March 2015, the Company entered into a foreign currency forward contract in an effort to mitigate nearly all of the foreign currency exposure associated with the Canadian dollar purchase price.  In accordance with U.S. GAAP, a firm commitment to enter into a business combination shall not be designated as a hedged item. As such, the gain of approximately $14.4 realized on the ultimate settlement of the forward contract, which was based on market exchange rates at the settlement date of the forward contract, was recognized in Miscellaneous (Income) Expense, net within the Consolidated Statements of Comprehensive Income. Immediately following the settlement of the forward contract, the Company purchased, for approximately $4.1, a currency hedge option to purchase substantially all of the Distech Canadian dollar purchase price on June 30, 2015. The decrease in the fair value of the option (approximately $3.9) was recognized in Miscellaneous (Income) Expense, net within the Consolidated Statements of Comprehensive Income. On June 30, 2015, the Company entered into another foreign currency forward contract.
Other Acquisitions and Investments
During the quarter ended May 31, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for LED lighting, and made a strategic, non-controlling investment in a company specializing in light sensory networks.  ByteLight is headquartered in Boston, Massachusetts. The operating results of ByteLight have been included in the Company’s consolidated financial statements since the date of acquisition.  The non-controlling investment which is reflected in Other long term assets on the Consolidated Balance Sheets was accounted for using the cost method.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying The Presentation Of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The provisions of ASU 2015-03 are not expected to have a material effect on the Company's financial condition.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The provisions of ASU 2015-05 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of May 31, 2015 and August 31, 2014:

	Fair Value Measurements as of:
	May 31, 2015				August 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$652.1	$—	$—	$652.1	$552.5	$—	$—	$552.5
Other	0.8	—	—	0.8	0.6	—	—	0.6
Liabilities:
Other	$0.6	$—	$0.3	$0.9	$0.6	$—	$11.6	$12.2

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2015 was due to a $2.0 increase in the estimated fair value, a $11.6 decrease due to payments, and a $1.7 decrease due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2015 and August 31, 2014:

	May 31, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$8.0	$8.0	$—	$—
Liabilities:
Senior unsecured public notes, net of unamortized discount	$349.7	$387.6	$349.6	$391.2
Industrial revenue bond	4.0	4.0	4.0	4.0
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company estimates that the historical cost of the acquired shares represents the fair value of the investment (Level 3).
The senior unsecured public notes are carried at the outstanding balance, net of bond discounts, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2015 based on bonds of similar terms and maturity (Level 2).
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.
The Company recorded amortization expense of $2.7 and $2.8 related to intangible assets with finite lives during the three months ended May 31, 2015 and 2014, respectively, and $8.3 and $8.4 during the nine months ended May 31, 2015 and 2014, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $11.0 in fiscal 2015, $10.7 in fiscal 2016, $10.3 in fiscal 2017, $10.3 in fiscal 2018, and $10.3 in fiscal 2019. Since the Distech acquisition has not yet closed, these projections exclude any impact to amortization expense related to potential intangible assets associated with that transaction.
The change in the carrying amount of goodwill during the nine months ended May 31, 2015 is due to foreign currency translation adjustments. Further discussion of the Company’s goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

7.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	May 31, 2015	August 31, 2014
Raw materials, supplies, and work in process(1)	$135.4	$125.7
Finished goods	134.2	97.6
	269.6	223.3
Less: Reserves	(13.2)	(11.3)
Total Inventory	$256.4	$212.0
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process to be meaningful information.

8.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. The equity plan approved by stockholders in January 2013 changed the dividend provisions causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 are not participating securities as prescribed by the two-class method under ASC 260 and are accounted for in the diluted earnings per share calculation described below.

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 52,143 and 47,847 for the three months ended May 31, 2015 and 2014, respectively, and 62,175 and 57,845 for the nine months ended May 31, 2015 and 2014, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Restricted stock shares of 2,238 and 4,714 were excluded from the diluted earnings per share calculation for the nine months ended May 31, 2015, and 2014, respectively, as the effect of inclusion would have been antidilutive. There were no shares of restricted stock excluded from the diluted earnings per share calculation for the three months ended May 31, 2015 and 2014. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Basic Earnings per Share:
Net income	$64.5	$43.8	$162.0	$121.0
Less: Income attributable to participating securities	(0.2)	(0.4)	(0.7)	(1.2)
Net income available to common shareholders	$64.3	$43.4	$161.3	$119.8
Basic weighted average shares outstanding	43.2	42.8	43.1	42.7
Basic earnings per share	$1.49	$1.01	$3.74	$2.81
Diluted Earnings per Share:
Net income	$64.5	$43.8	$162.0	$121.0
Less: Income attributable to participating securities	(0.2)	(0.4)	(0.7)	(1.2)
Net income available to common shareholders	$64.3	$43.4	$161.3	$119.8
Basic weighted average shares outstanding	43.2	42.8	43.1	42.7
Common stock equivalents	0.3	0.3	0.3	0.3
Diluted weighted average shares outstanding	43.5	43.1	43.4	43.0
Diluted earnings per share	$1.48	$1.01	$3.72	$2.79

9.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2014	$(18.1)	$(53.8)	$(71.9)
Other Comprehensive Income (Expense) before reclassifications	(18.5)	—	(18.5)
Amounts reclassified from accumulated other comprehensive income	—	1.6	1.6
Net current-period Other Comprehensive Income (Expense)	(18.5)	1.6	(16.9)
Balance at May 31, 2015	$(36.6)	$(52.2)	$(88.8)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax expense or benefit allocated to each component of other comprehensive income(expense) for the three months ended May 31, 2015 and 2014:

	Three Months Ended
	May 31, 2015				May 31, 2014
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(1.5)		$—	$(1.5)	$1.8		$—	$1.8
Defined Benefit Pension Plans:
Amortization of defined benefit pension items:
Prior service cost	0.2	(1)	(0.1)	0.1	0.2	(1)	(0.1)	0.1
Actuarial losses	1.1	(1)	(0.3)	0.8	0.8	(1)	(0.2)	0.6
Total Defined Benefit Pension Plans, net	1.3		(0.4)	0.9	1.0		(0.3)	0.7
Other Comprehensive Income (Expense)	$(0.2)		$(0.4)	$(0.6)	$2.8		$(0.3)	$2.5
_______________________________________

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (expense) for the nine months ended May 31, 2015 and 2014:

	Nine Months Ended
	May 31, 2015				May 31, 2014
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(18.5)		$—	$(18.5)	$2.8		$—	$2.8
Defined Benefit Pension Plans:
Actuarial gain (loss)	(1.3)		0.3	(1.0)	—		—	—
Amortization of defined benefit pension items:
Prior service cost	0.6	(1)	(0.2)	0.4	0.6	(1)	(0.2)	0.4
Actuarial losses	3.3	(1)	(1.1)	2.2	2.3	(1)	(0.8)	1.5
Total Defined Benefit Pension Plans, net	2.6		(1.0)	1.6	2.9		(1.0)	1.9
Other Comprehensive Income (Expense)	$(15.9)		$(1.0)	$(16.9)	$5.7		$(1.0)	$4.7
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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. As of May 31, 2015, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At May 31, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of May 31, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs for Acuity

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility.
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
Notes
At May 31, 2015, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Interest expense	$8.2	$8.2	$24.5	$24.4
Interest income	(0.3)	(0.1)	(0.7)	(0.3)
Interest expense, net	$7.9	$8.1	$23.8	$24.1

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2015, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the nine months ended May 31, 2015 and 2014 are summarized as follows:

	Nine Months Ended
	May 31
	2015	2014
Beginning of period	$8.5	$5.9
Warranty and recall costs	15.6	17.6
Payments and other deductions	(13.0)	(13.1)
End of period	$11.1	$10.4

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $4.4 and $4.5 of share-based expense for the three months ended May 31, 2015 and 2014, respectively, and $12.8 and $13.2 for the nine months ended May 31, 2015 and 2014, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow and were $12.6 and $10.5 for the nine months ended May 31, 2015 and 2014, respectively. New shares issued upon exercise of stock options were 6,933 for the three months ended May 31, 2014 and 187,766 and 198,618 for the nine months ended May 31, 2015 and 2014, respectively. There were no new shares issued upon exercise of stock options during the three months ended May 31, 2015.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2015 and 2014 included the following components before tax:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Service cost	$0.8	$0.6	$2.3	$1.9
Interest cost	2.1	2.1	6.3	6.6
Expected return on plan assets	(2.8)	(2.5)	(8.2)	(7.5)
Amortization of prior service cost	0.2	0.2	0.6	0.6
Recognized actuarial loss	1.1	0.8	3.3	2.3
Net periodic pension cost	$1.4	$1.2	$4.3	$3.9

14.	Special Charge
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
Fiscal 2015 Actions
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $10.2, consisting primarily of severance and employee-related costs of $9.8 as well as production transfer costs of $0.4.
As of May 31, 2015, remaining severance reserves were $4.0 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the nine months ended May 31, 2015 are summarized as follows:

	Fiscal 2013 Actions	Fiscal 2015 Actions	Total
Balance at August 31, 2014	$0.8	$—	$0.8
Special charge	(0.4)	9.8	9.4
Payments made during the period	(0.2)	(6.0)	(6.2)
Balance at May 31, 2015	$0.2	$3.8	$4.0

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$614.4	$3.5	$—	$34.2	$—	$652.1
Accounts receivable, net	—	349.9	—	42.9	—	392.8
Inventories	—	240.4	—	16.0	—	256.4
Other current assets	10.0	25.3	—	7.0	—	42.3
Total Current Assets	624.4	619.1	—	100.1	—	1,343.6
Property, Plant, and Equipment, net	0.3	129.5	—	35.1	—	164.9
Goodwill	—	524.2	2.7	38.4	—	565.3
Intangible assets, net	—	89.1	118.3	18.7	—	226.1
Deferred income taxes	30.5	—	—	3.3	(30.5)	3.3
Other long-term assets	0.1	22.3	—	2.2	—	24.6
Investments in and amounts due from subsidiaries	743.6	125.1	161.3	—	(1,030.0)	—
Total Assets	$1,398.9	$1,509.3	$282.3	$197.8	$(1,060.5)	$2,327.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.8	$285.7	$—	$15.4	$—	$301.9
Other accrued liabilities	20.7	142.8	—	20.7	—	184.2
Total Current Liabilities	21.5	428.5	—	36.1	—	486.1
Long-Term Debt	—	353.7	—	—	—	353.7
Deferred Income Taxes	—	89.0	—	—	(30.5)	58.5
Other Long-Term Liabilities	63.7	31.9	—	20.2	—	115.8
Amounts due to affiliates	—	—	—	67.1	(67.1)	—
Total Stockholders’ Equity	1,313.7	606.2	282.3	74.4	(962.9)	1,313.7
Total Liabilities and Stockholders’ Equity	$1,398.9	$1,509.3	$282.3	$197.8	$(1,060.5)	$2,327.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended May 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$622.2	$—	$61.5	$—	$683.7
Intercompany sales	—	—	10.5	21.9	(32.4)	—
Total Sales	—	622.2	10.5	83.4	(32.4)	683.7
Cost of Products Sold	—	343.4	—	66.0	(21.3)	388.1
Gross Profit	—	278.8	10.5	17.4	(11.1)	295.6
Selling, Distribution, and Administrative Expenses	7.9	179.2	1.0	19.0	(11.1)	196.0
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	0.4	—	—	—	0.4
Operating Profit (Loss)	(7.1)	98.8	9.5	(2.0)	—	99.2
Interest expense, net	2.5	5.4	—	—	—	7.9
Equity earnings in subsidiaries	(70.7)	1.3	—	—	69.4	—
Miscellaneous (income) expense, net	—	(8.6)	—	(0.9)	—	(9.5)
Income before Provision for Income Taxes	61.1	100.7	9.5	(1.1)	(69.4)	100.8
Provision (Benefit) for Income Taxes	(3.4)	35.5	3.8	0.4	—	36.3
Net Income	$64.5	$65.2	$5.7	$(1.5)	$(69.4)	$64.5

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(1.5)	(1.5)	—	—	1.5	(1.5)
Defined Benefit Pension Plans, net	0.9	0.3	—	0.3	(0.6)	0.9
Other Comprehensive Income (Expense) Items, net of tax	(0.6)	(1.2)	—	0.3	0.9	(0.6)
Comprehensive Income (Expense)	$63.9	$64.0	$5.7	$(1.2)	$(68.5)	$63.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$545.5	$—	$58.4	$—	$603.9
Intercompany sales	—	—	9.6	25.1	(34.7)	—
Total Sales	—	545.5	9.6	83.5	(34.7)	603.9
Cost of Products Sold	—	325.4	—	59.6	(24.5)	360.5
Gross Profit	—	220.1	9.6	23.9	(10.2)	243.4
Selling, Distribution, and Administrative Expenses	7.2	153.4	1.0	19.4	(10.2)	170.8
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Operating Profit (Loss)	(6.4)	66.3	8.6	4.1	—	72.6
Interest expense, net	2.5	5.7	—	(0.1)	—	8.1
Equity earnings in subsidiaries	(49.5)	(2.3)	—	—	51.8	—
Miscellaneous (income) expense, net	—	(0.8)	—	0.7	—	(0.1)
Income before Provision for Income Taxes	40.6	63.7	8.6	3.5	(51.8)	64.6
Provision (Benefit) for Income Taxes	(3.2)	19.4	3.4	1.2	—	20.8
Net Income	$43.8	$44.3	$5.2	$2.3	$(51.8)	$43.8

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	1.8	1.8	—	—	(1.8)	1.8
Defined Benefit Pension Plans, net	0.7	1.0	—	0.7	(1.7)	0.7
Other Comprehensive Income (Expense) Items, net of tax	2.5	2.8	—	0.7	(3.5)	2.5
Comprehensive Income (Expense)	$46.3	$47.1	$5.2	$3.0	$(55.3)	$46.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,758.6	$—	$188.6	$—	$1,947.2
Intercompany sales	—	—	29.7	72.1	(101.8)	—
Total Sales	—	1,758.6	29.7	260.7	(101.8)	1,947.2
Cost of Products Sold	—	996.0	—	197.6	(70.7)	1,122.9
Gross Profit	—	762.6	29.7	63.1	(31.1)	824.3
Selling, Distribution, and Administrative Expenses	23.3	496.6	3.0	58.2	(31.1)	550.0
Intercompany charges	(2.4)	1.2	—	1.2	—	—
Special Charge	—	9.8	—	—	—	9.8
Operating Profit (Loss)	(20.9)	255.0	26.7	3.7	—	264.5
Interest expense (income), net	7.6	16.3	—	(0.1)	—	23.8
Equity earnings in subsidiaries	(180.5)	(3.0)	—	—	183.5	—
Miscellaneous (income) expense, net	—	(9.5)	—	(1.0)	—	(10.5)
Income before Provision for Income Taxes	152.0	251.2	26.7	4.8	(183.5)	251.2
Provision (Benefit) for Income Taxes	(10.0)	86.4	10.7	2.1	—	89.2
Net Income	$162.0	$164.8	$16.0	$2.7	$(183.5)	$162.0

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(18.5)	(18.5)	—	—	18.5	(18.5)
Defined Benefit Pension Plans, net	1.6	1.0	—	0.2	(1.2)	1.6
Other Comprehensive Income (Expense) Items, net of tax	(16.9)	(17.5)	—	0.2	17.3	(16.9)
Comprehensive Income (Expense)	$145.1	$147.3	$16.0	$2.9	$(166.2)	$145.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended May 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,541.8	$—	$183.0	$—	$1,724.8
Intercompany sales	—	—	27.0	67.8	(94.8)	—
Total Sales	—	1,541.8	27.0	250.8	(94.8)	1,724.8
Cost of Products Sold	—	908.8	—	185.7	(65.4)	1,029.1
Gross Profit	—	633.0	27.0	65.1	(29.4)	695.7
Selling, Distribution, and Administrative Expenses	21.0	435.6	3.1	57.2	(29.4)	487.5
Intercompany charges	(2.4)	1.2	—	1.2	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit (Loss)	(18.6)	196.4	23.9	6.7	—	208.4
Interest expense (income), net	7.5	16.7	—	(0.1)	—	24.1
Equity earnings in subsidiaries	(137.8)	(5.3)	—	—	143.1	—
Miscellaneous (income) expense, net	—	(0.7)	—	0.2	1.1	0.6
Income before Provision for Income Taxes	111.7	185.7	23.9	6.6	(144.2)	183.7
Provision (Benefit) for Income Taxes	(9.3)	61.1	9.4	1.5	—	62.7
Net Income	$121.0	$124.6	$14.5	$5.1	$(144.2)	$121.0

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	2.8	2.8	—	—	(2.8)	2.8
Defined Benefit Pension Plans, net	1.9	1.6	—	1.1	(2.7)	1.9
Other Comprehensive Income (Expense) Items, net of tax	4.7	4.4	—	1.1	(5.5)	4.7
Comprehensive Income (Expense)	$125.7	$129.0	$14.5	$6.2	$(149.7)	$125.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$104.8	$33.8	$—	$19.6	$—	$158.2
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(29.9)	—	(12.4)	—	(42.3)
Proceeds from sale of property, plant, and equipment	—	1.0	—	—	—	1.0
Investments in subsidiaries	(9.5)	—	—	—	9.5	—
Investment and acquisition of business	—	(14.6)	—	—	—	(14.6)
Proceeds from settlement of financial instrument	—	14.4	—	—	—	14.4
Purchase of financial instrument	—	(4.1)	—	—	—	(4.1)
Net Cash Used for Investing Activities	(9.5)	(33.2)	—	(12.4)	9.5	(45.6)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	7.5	—	—	—	—	7.5
Excess tax benefits from share-based payments	12.6	—	—	—	—	12.6
Intercompany capital	—	—	—	9.5	(9.5)	—
Dividends paid	(17.0)	—	—	—	—	(17.0)
Other financing activities	—	—	—	(10.4)	—	(10.4)
Net Cash Provided by Financing Activities	3.1	—	—	(0.9)	(9.5)	(7.3)
Effect of Exchange Rate Changes on Cash	—	(0.2)	—	(5.5)	—	(5.7)
Net Change in Cash and Cash Equivalents	98.4	0.4	—	0.8	—	99.6
Cash and Cash Equivalents at Beginning of Period	516.0	3.1	—	33.4	—	552.5
Cash and Cash Equivalents at End of Period	$614.4	$3.5	$—	$34.2	$—	$652.1

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. and its subsidiaries as of May 31, 2015 and for the three and nine months ended May 31, 2015 and 2014. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2014 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 7,000 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, light-emitting diode (“LED”) lamps and drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of May 31, 2015, the Company operates 16 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
The Company continues to expand and enhance its portfolio of lighting solutions, including the following transaction:
On April 15, 2015, the Company acquired for cash substantially all of the assets and assumed certain liabilities of ByteLight, Inc. ("ByteLight"), a provider of indoor location software for LED lighting. ByteLight is headquartered in Boston, Massachusetts.
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
Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company intends to use approximately $255.0 of cash on hand to fund the Distech Controls, Inc. ("Distech") acquisition which is expected to be completed in September 2015 subject to formal approval of certain shareholders of Distech and other customary closing conditions (see the Subsequent Event footnote of the Notes to Consolidated Financial Statements for additional information). The Company currently expects to invest approximately two and a half percent of net sales during fiscal 2015, of which $42.3 had been invested as of May 31, 2015, primarily for equipment, tooling, facility enhancements, as well as new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.

The Company operates five manufacturing facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Certain new regulations related to the Maquiladora program became effective in January 2015. Despite recent improvements in the Company’s trade compliance business processes, the Company may not be able to comply with certain of the new regulations within the stipulated time frames. Failure to comply with these new regulations could have a material adverse effect on the Company’s financial position, results of operations, and cash flows primarily because the Company would in such event be required to pay value-added tax on material imported into Mexico and then seek a refund of those amounts months later after the material is exported from Mexico.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends.
The Company’s cash position at May 31, 2015 was $652.1, an increase of $99.6 from August 31, 2014. During the first nine months of fiscal 2015, cash flow generated from operations and cash generated from stock issued under employee and director compensation plans were partially used to make capital expenditures of $42.3 and pay dividends to stockholders of $17.0.
The Company generated $158.2 of cash flow from operating activities during the nine months ended May 31, 2015 compared with $128.8 in the prior-year period, an increase of $29.4, due primarily to higher net income partially offset by higher operating working capital requirements. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $55.2 during the first nine months of fiscal 2015 compared to an increase of approximately $37.8 during the first nine months of fiscal 2014 due primarily to increased inventory attributable to typical seasonal increases as well as higher volumes of purchased finished goods following the resolution of the West Coast port work slowdowns.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $42.3 and $24.8 in the first nine months of fiscal 2015 and 2014, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two and a half percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2015.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of May 31, 2015, total debt outstanding of $353.7 remained substantially unchanged from August 31, 2014 and consisted primarily of fixed-rate obligations.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2015. At May 31, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of May 31, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first nine months of fiscal 2015, the Company’s consolidated stockholders’ equity increased $150.2 to $1,313.7 at May 31, 2015 from $1,163.5 at August 31, 2014. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 21.2% and 23.3% at May 31, 2015 and August 31, 2014, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (29.4)% at May 31, 2015 and (20.6)% at August 31, 2014.

Dividends
Acuity Brands paid dividends on its common stock of $17.0 and $16.9 ($0.39 per share) during the nine months ended May 31, 2015 and 2014, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Third Quarter of Fiscal 2015 Compared with Third Quarter of Fiscal 2014
The following table sets forth information comparing the components of net income for the three months ended May 31, 2015 and 2014:

	Three Months Ended
	May 31, 2015	May 31, 2014	Increase (Decrease)		Percent Change
Net Sales	$683.7	$603.9	$79.8		13.2%
Cost of Products Sold	388.1	360.5	27.6		7.7%
Gross Profit	295.6	243.4	52.2		21.4%
Percent of net sales	43.2%	40.3%	290	bps
Selling, Distribution, and Administrative Expenses	196.0	170.8	25.2		14.8%
Special Charge	0.4	—	0.4		—%
Operating Profit	99.2	72.6	26.6		36.6%
Percent of net sales	14.5%	12.0%	250	bps
Other Expense (Income)
Interest Expense, net	7.9	8.1	(0.2)		(2.5)%
Miscellaneous (Income)/Expense, net	(9.5)	(0.1)	(9.4)		NM
Total Other (Income) Expense	(1.6)	8.0	(9.6)		(120.0)%
Income before Provision for Income Taxes	100.8	64.6	36.2		56.0%
Percent of net sales	14.7%	10.7%	400	bps
Provision for Taxes	36.3	20.8	15.5		74.5%
Effective tax rate	36.0%	32.2%
Net Income	$64.5	$43.8	$20.7		47.3%
Diluted Earnings per Share	$1.48	$1.01	$0.47		46.5%
NM - not meaningful
Net sales were $683.7 for the three months ended May 31, 2015 compared with $603.9 reported for the three months ended May 31, 2014, an increase of $79.8, or 13.2%. For the three months ended May 31, 2015, the Company reported net income of $64.5, an increase of $20.7, or 47.3%, compared with $43.8 for the three months ended May 31, 2014. For the third quarter of fiscal 2015, diluted earnings per share increased 46.5% to $1.48 compared with $1.01 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude acquisition-related professional fees, incremental recoveries related to a fraud at a freight service provider, restructuring charges associated primarily with continued efforts to streamline the organization, and net gains associated with financial instruments. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted other income/expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	May 31, 2015	May 31, 2014	Increase (Decrease)	Percent Change
Selling, Distribution, and Administrative Expenses	$196.0	$170.8
Less: Acquisition-related professional fees	(1.3)	—
Add-back: Freight service provider fraud-related recovery	—	0.8
Adjusted Selling, Distribution and Administrative Expenses	$194.7	$171.6	$23.1	13.5%
Percent of net sales	28.5%	28.4%	10	bps
Operating Profit	$99.2	$72.6
Less: Freight service provider fraud-related recovery	—	(0.8)
Add-back: Acquisition-related professional fees	1.3	—
Add-back: Special charge	0.4	—
Adjusted Operating Profit	$100.9	$71.8	$29.1	40.5%
Percent of net sales	14.8%	11.9%	290	bps
Other Expense (Income)	$(1.6)	$8.0
Add-back: Net gain on financial instruments	10.5	—
Adjusted Other Expense (Income)	$8.9	$8.0	$0.9	11.3%
Net Income	$64.5	$43.8
Less: Net gain on financial instruments, net of tax	(6.5)	—
Less: Freight service provider fraud-related recovery, net of tax	—	(0.5)
Add-back: Acquisition-related professional fees	1.3	—
Add-back: Special charge, net of tax	0.2	—
Adjusted Net Income	$59.5	$43.3	$16.2	37.4%
Diluted Earnings per Share	$1.48	$1.01
Less: Net gain on financial instruments, net of tax	(0.15)	—
Less: Freight service provider fraud-related recovery, net of tax	—	(0.01)
Add-back: Acquisition-related professional fees	0.03	—
Less: Special charge, net of tax	0.01	—
Adjusted Diluted Earnings per Share	$1.37	$1.00	$0.37	37.0%
NM - not meaningful
Net Sales
Net sales for the three months ended May 31, 2015 increased 13.2% compared with the prior-year period due primarily to a 14% increase in sales volume partially offset by unfavorable foreign currency rate changes of approximately 1%. The impact of changes in product prices and the mix of products sold ("price/mix") during the three months ended May 31, 2015 was insignificant compared to the prior-year period. Sales volume was higher across most product categories and key sales channels. Sales of LED-based products increased approximately 55% compared to the year-ago period and represented more than 45% of total net sales. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the third quarter of fiscal 2015 increased $52.2, or 21.4%, to $295.6 compared with $243.4 in the prior-year period. Gross profit margin increased 290 basis points to 43.2% for the three months ended May 31, 2015 compared with 40.3% in the prior-year period. Gross profit was higher than the prior-year period due primarily to additional contribution on higher net sales, a richer mix of products sold, lower material and component costs, and improved manufacturing productivity. These benefits were partially offset by an unfavorable impact from foreign currency exchange rate changes.

Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended May 31, 2015 were $196.0 compared with $170.8 in the prior-year period, an increase of $25.2, or 14.8%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. SD&A expenses for the third quarter of fiscal 2015 were 28.7% of net sales compared with 28.3% for the prior-year period. Adjusted SD&A expenses for the three months ended May 31, 2015 were $194.7 (28.5% of net sales) compared with $171.6 (28.4% of net sales) in the prior-year period.
During the three months ended May 31, 2015, the Company recognized pre-tax special charges of $0.4 consisting primarily of relocation costs incurred to move production as part of previously-initiated streamlining efforts. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2015 was $99.2 compared with $72.6 for the prior-year period, an increase of $26.6, or 36.6%. The increase in operating profit was due primarily to higher gross profit, partially offset by increases in costs to support greater sales volume and higher employee-related costs, including variable incentive compensation.
Adjusted operating profit increased by $29.1, or 40.5%, to $100.9 for the third quarter of fiscal 2015 compared with $71.8 for the third quarter of fiscal 2014. Adjusted operating profit margin increased 290 basis points to 14.8% for the third quarter of fiscal 2015 compared with 11.9% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, was $7.9 and $8.1 for the three months ended May 31, 2015 and 2014, respectively. The Company reported net miscellaneous income of $9.5 and $0.1 for the three months ended May 31, 2015 and 2014, respectively. Net miscellaneous income for the three months ended May 31, 2015 included a $10.5 net gain associated with investments in two financial instruments intended to mitigate the foreign currency exposure associated with the Distech Canadian-dollar acquisition. Further details regarding this net gain are included in the Acquisitions and Investments footnote of the Notes to Consolidated Financial Statements.
Adjusted other expense (income) was $8.9 for the three months ended May 31, 2015 compared to $8.0 in the prior-year period.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 36.0% and 32.2% for the three months ended May 31, 2015 and 2014, respectively. The prior-year effective tax rate benefited from a reduction in certain income tax reserves which did not recur in the current year. The Company estimates that the effective tax rate for fiscal 2015 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2015 increased $20.7 to $64.5 from $43.8 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and other income partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended May 31, 2015 increased $0.47 to $1.48 compared with diluted earnings per share of $1.01 for the prior-year period.
Adjusted net income for the third quarter of fiscal 2015 was $59.5 compared with $43.3 in the prior-year period, which represented an increase of $16.2, or 37.4%. Adjusted diluted earnings per share for the three months ended May 31, 2015 increased $0.37, or 37.0%, to $1.37 compared with $1.00 for the prior-year period.

First Nine Months of Fiscal 2015 Compared with First Nine Months of Fiscal 2014
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2015 and 2014:

	Nine Months Ended
	May 31, 2015	May 31, 2014	Increase (Decrease)		Percent Change
Net Sales	$1,947.2	$1,724.8	$222.4		12.9%
Cost of Products Sold	1,122.9	1,029.1	93.8		9.1%
Gross Profit	824.3	695.7	128.6		18.5%
Percent of net sales	42.3%	40.3%	200	bps
Selling, Distribution, and Administrative Expenses	550.0	487.5	62.5		12.8%
Special Charge	9.8	(0.2)	10.0		NM
Operating Profit	264.5	208.4	56.1		26.9%
Percent of net sales	13.6%	12.1%	150	bps
Other Expense (Income)
Interest Expense, net	23.8	24.1	(0.3)		(1.2)%
Miscellaneous (Income) Expense, net	(10.5)	0.6	(11.1)		NM
Total Other Expense	13.3	24.7	(11.4)		(46.2)%
Income before Provision for Income Taxes	251.2	183.7	67.5		36.7%
Percent of net sales	12.9%	10.7%	220	bps
Provision for Taxes	89.2	62.7	26.5		42.3%
Effective tax rate	35.5%	34.1%
Net Income	$162.0	$121.0	$41.0		33.9%
Diluted Earnings per Share	$3.72	$2.79	$0.93		33.3%
NM - not meaningful
Net sales were $1,947.2 for the nine months ended May 31, 2015 compared with $1,724.8 reported for the nine months ended May 31, 2014, an increase of $222.4, or 12.9%. For the nine months ended May 31, 2015, the Company reported net income of $162.0, an increase of $41.0, or 33.9%, compared with $121.0 for the nine months ended May 31, 2014. For the first nine months of fiscal 2015, diluted earnings per share increased 33.3% to $3.72 compared with $2.79 reported in the year-ago period.

The table below reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company's results of operations, which exclude incremental recoveries related to a fraud at a freight service provider, acquisition-related professional fees, special charges associated primarily with continued efforts to streamline the organization, and net gains associated with financial instruments.

	Nine Months Ended
	May 31, 2015	May 31, 2014	Increase (Decrease)	Percent Change
Selling, Distribution, and Administrative Expenses	$550.0	$487.5
Less: Acquisition-related professional fees	(2.0)	—
Add-back: Freight service provider fraud-related recoveries	—	5.8
Adjusted Selling, Distribution and Administrative Expenses	$548.0	$493.3	$54.7	11.1%
Percent of net sales	28.1%	28.6%	(50)	bps
Operating Profit	$264.5	$208.4
Add-back: Acquisition-related professional fees	2.0	—
Less: Freight service provider fraud-related recoveries	—	(5.8)
Add-back: Special charge	9.8	(0.2)
Adjusted Operating Profit	$276.3	$202.4	$73.9	36.5%
Percent of net sales	14.2%	11.7%	250	bps
Other Expense (Income)	$13.3	$24.7
Add-back: Net gain on financial instruments	10.5	—
Adjusted Other Expense (Income)	$23.8	$24.7	$(0.9)	(3.6)%
Net Income	$162.0	$121.0
Less: Net gain on financial instruments, net of tax	(6.5)	—
Add-back: Acquisition-related professional fees	2.0	—
Less: Freight service provider fraud-related recoveries, net of tax	—	(3.6)
Add-back: Special charge, net of tax	6.1	(0.1)
Adjusted Net Income	$163.6	$117.3	$46.3	39.5%
Diluted Earnings per Share	$3.72	$2.79
Less: Net gain on financial instruments, net of tax	(0.15)	—
Add-back: Acquisition-related professional fees	0.05	—
Less: Freight service provider fraud-related recoveries, net of tax	—	(0.08)
Add-back: Special charge, net of tax	0.14	—
Adjusted Diluted Earnings per Share	$3.76	$2.71	$1.05	38.7%
Net Sales
Net sales for the nine months ended May 31, 2015 increased $222.4, or 12.9%, compared with the prior-year period due primarily to an increase in sales volume of approximately 15%, which was partially offset by the impact of an unfavorable change in price/mix of approximately 1% and unfavorable foreign currency rate changes of 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based luminaires during the first nine months of fiscal 2015 increased more than 60% compared to the year-ago period and represented more than 40% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.

Gross Profit
Gross profit for the first nine months of fiscal 2015 increased $128.6, or 18.5%, to $824.3 compared with $695.7 in the prior-year period. Gross profit margin increased to 42.3% for the nine months ended May 31, 2015 compared with 40.3% in the prior-year period. The increase in gross profit margin was due primarily to additional contribution on higher net sales, lower material and component costs, and improved manufacturing productivity. These items were partially offset by unfavorable price/mix and the unfavorable impact of foreign currency rate changes.
Operating Profit
SD&A expenses for the nine months ended May 31, 2015 were $550.0 compared with $487.5 in the prior-year period, an increase of $62.5, or 12.8%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. SD&A expenses for the first nine months of fiscal 2015 were 28.2% of net sales compared with 28.3% for the prior-year period. Adjusted SD&A expenses for the nine months ended May 31, 2015 were $548.0 (28.1% of net sales) compared with $493.3 (28.6% of net sales) in the prior-year period.
The Company recognized pre-tax special charges of $9.8 during the first nine months of fiscal 2015, related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements. During the first nine months of fiscal 2014, the Company recorded a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4.
Operating profit for the first nine months of fiscal 2015 was $264.5 compared with $208.4 for the prior-year period, an increase of $56.1, or 26.9%. The increase in operating profit for the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 was due primarily to higher gross profit, partially offset by increases in costs to support greater sales volume, special charges, and higher employee-related costs, including variable incentive compensation.
Adjusted operating profit increased by $73.9, or 36.5%, to $276.3 for the first nine months of fiscal 2015 compared with $202.4 for the first nine months of fiscal 2014. Adjusted operating profit margin for the first nine months of fiscal 2015 increased 250 basis points to 14.2% compared with 11.7% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense (income), which is comprised primarily of gains and losses associated with foreign currency-related transactions. Interest expense, net, was $23.8 for the nine months ended May 31, 2015 compared with $24.1 for the nine months ended May 31, 2014. The Company reported net miscellaneous income of $10.5 in the first nine months of fiscal 2015 compared with net miscellaneous expense of $0.6 in the prior-year period. The Company recognized a $10.5 net gain associated with investments in two financial instruments intended to mitigate nearly all of the foreign currency exposure associated with the Distech Canadian-dollar acquisition. Further details regarding this net gain are included in the Acquisitions and Investments footnote of the Notes to Consolidated Financial Statements.
Adjusted other expense (income) was $23.8 for the nine months ended May 31, 2015 compared to $24.7 in the prior-year period.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.5% and 34.1% for the nine months ended May 31, 2015 and 2014, respectively.
Net income for the first nine months of fiscal 2015 increased $41.0 to $162.0 from $121.0 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and lower other expense partially offset by a higher provision for income taxes. Diluted earnings per share for the nine months ended May 31, 2015 increased $0.93 to $3.72 compared with diluted earnings per share of $2.79 for the prior-year period.
Adjusted net income for the first nine months of fiscal 2015 was $163.6 compared with $117.3 in the prior-year period, which represented an increase of $46.3, or 39.5%. Adjusted diluted earnings per share for the nine months ended May 31, 2015 increased $1.05, or 38.7%, to $3.76 compared with $2.71 for the prior-year period.

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

During the first nine months of fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company recorded a pre-tax special charge of $10.2 during the nine months ended May 31, 2015 for streamlining actions initiated in the current fiscal year. The special charge consisted primarily of severance and employee-related costs as well as production transfer expenses. Management expects to incur production transfer expenses and additional costs associated with these streamlining actions totaling approximately $1.3 during the fourth quarter of fiscal 2015. While management expects to achieve annual savings in fiscal 2015 in excess of these costs, management plans to reinvest a portion of these savings over the next twelve months in additional growth initiatives which require resources for further innovation, including talent with different skill sets. The Company has realized savings, net of investments, through the nine months ended May 31, 2015, approximately equal to the amount of the total fiscal 2015 special charge.

On March 9, 2015, the Company announced that it entered into an agreement to acquire all of the outstanding capital stock of Distech Controls Inc. (“Distech”), a provider of building automation and energy management solutions. The acquisition is expected to be completed in September 2015 subject to formal approval of certain shareholders of Distech and other customary closing conditions. Distech generated net sales in excess of $70 Canadian dollars during calendar year 2014 and significantly outpaced the rate of growth of its core markets with a five-year annualized growth rate of over 25%. The operating profit margin of the business is similar to that of the Company.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for fiscal 2015 with expectations that overall demand in the Company's end markets will continue to experience solid growth over the next several years. Management currently believes that the Company will benefit from continued renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new lighting products and solutions.
Additionally, the lighting industry continues to experience some volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. As the economy improves, management believes there is the potential for rising input costs. While management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains optimistic about the opportunities for solid profitable growth for fiscal 2015 and the foreseeable future and expects that the Company will be able to outperform the markets it serves.
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2015. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2015. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2015, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Compensatory Arrangements of Certain Officers.

On June 26, 2015, the Board of Directors of the Company, following a competitive assessment of executive retirement benefits and with an objective to ensure such company benefits are sufficient to retain and attract executive talent, approved certain amendments to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan (“SERP”) maintained for the benefit of the executive officers of the Company.
The SERP was amended and restated, effective as of June 26, 2015, in the following significant respects:

(i)
An incremental benefit was added for participants who were actively employed by the Company on June 26, 2015 (or who first become a participant on or after June 26, 2015). The incremental benefit provides a monthly benefit for 180 months commencing at age 60 equal to 1.4% of the participant's "average annual compensation" multiplied by his years of credited service not to exceed 10 years, divided by 12. Participants may elect to receive the actuarial equivalent of the incremental benefit in the form of a lump sum cash payment.

(ii)
The definition of actuarial equivalent (with respect to accrued benefits other than the participant’s vested accrued benefit as of December 31, 2004) was changed. Prior to the amendment, the definition of actuarial equivalent used an interest rate equal to the lesser of 7% per annum or the yield on 10-Year U.S. Treasury Bonds plus 1.50%; after the amendment, an interest rate equal to the lesser of 2.5% per annum or the yield on 10-Year U.S. Treasury Bonds will be used.

(iii)
Upon the occurrence of a Section 409A change in control event (as defined in the SERP), the SERP shall be terminated consistent with the requirements of Treasury Regulation section 1.409A-3(j)(4)(ix)(B), and the Company shall, within five (5) days of such an event, pay to each participant a lump sum cash payment equal to the lump sum actuarial equivalent of the participant’s accrued benefit as of such date.

(iv)
If any action at law or in equity is necessary for a participant to enforce or interpret the terms of the SERP, the Company shall promptly pay the participant’s reasonable attorneys’ fees and other reasonable expenses incurred with respect to such action.

This is a summary of the amendments to the SERP, and is qualified in its entirety by reference to the full text of the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015, except where otherwise noted, which is set forth in Exhibit 10(iii)A(1) to this Quarterly Report filed on Form 10-Q.

Declaration of Dividend

On June 26, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on August 3, 2015 to stockholders of record on July 20, 2015.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	July 1, 2015	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	July 1, 2015	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2011.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on October 5, 2011, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, filed on July 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.