Form 10-K
period 2015-08-31
ACUITY BRANDS INC
filed 2015-10-27
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $158.48 as quoted on the New York Stock Exchange on February 28, 2015, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,883,007,480.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,635,497 shares as of October 23, 2015.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2015 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2015 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”), and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting solutions include devices such as luminaires, lighting controls, lighting components, power supplies, prismatic skylights, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). Additionally, the Company continues to expand its solutions portfolio for both indoor and outdoor applications in an effort to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid.
On September 1, 2015, Acuity Brands acquired Distech Controls, Inc. (“Distech Controls”) a leading provider of building automation solutions that allow for the seamless integration of lighting, HVAC, access control, closed circuit television, and related systems. The acquisition of Distech Controls, coupled with Acuity Brands’ broad, industry-leading solid-state lighting portfolio, innovative control technologies and integrated digital solutions, is part of the Company’s strategy to offer a single digital ecosystem that will allow for the true end-to-end optimization of all aspects of a building, including a quality visual environment, seamless operation, energy efficiency, operational cost reductions, and increased digital functionality.
As a goal-oriented, customer-centric company, we expect to continue to align the unique capabilities and resources of our organization to drive profitable growth through a keen focus on providing comprehensive, differentiated, and integrated lighting and building automation solutions for our customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
The Company manufactures or procures lighting devices primarily in North America, Europe, and Asia. These devices can be sold separately or as part of an integrated lighting system. Devices used in lighting systems vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given lighting application. The Company’s lighting solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Carandini®, Antique Street Lamps™, Sunoptics®, RELOC® Wiring Solutions, eldoLED®, Distech Controls®, and Acuity Controls™. As of August 31, 2015, the Company manufactures products in 13 facilities in North America and two facilities in Europe.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, lighting showrooms, national accounts, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting solutions are sold primarily by independent sales agents, electrical wholesalers, and sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-owned truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2015, sales originated in North America accounted for approximately 97% of net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one reportable segment serving the North American lighting market and select international markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2015 the size of the North American lighting market served by the Company (also referred to herein as “N.A. addressable lighting market”) was approximately $14.5 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, daylighting, and lighting controls. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. The U.S. market, which represents approximately 80% of the North American market, is relatively fragmented.

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
The residential and non-residential industry is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting solutions; and design technologies addressing sustainability all to facilitate smarter buildings and smarter cities. The Company is a leading provider of integrated lighting solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building automation systems provide the opportunity for lighting and building automation systems to be integrated in a manner resulting in the optimal platform for enabling the “Internet of Things” (IoT) that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. The industry’s addressable market is likely to meaningfully expand due to the benefits and value creation provided by intelligent networked lighting and building automation systems and, therefore, new entrants, including both well-established as well as new software companies, continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
In addition, the September 2015 acquisition of Distech Controls, Inc. expanded the Company’s addressable market to include building automation systems (“BAS”). The Company estimates that the addressable global BAS market, excluding lighting controls, for fiscal 2015 was $8.7 billion. Sources of demand for the BAS market are similar to the lighting industry including new construction and renovation of existing structures.
Products and Solutions
The Company offers a broad portfolio of indoor and outdoor lighting products and solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of products and solutions of the Company includes lighting products utilizing fluorescent, LED, organic LED ("OLED"), high intensity discharge, metal halide, and incandescent light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems.
The product and solutions portfolio of the Company also includes modular wiring, LED drivers, glass, and inverters sold primarily to original equipment manufacturers. In addition, the Company provides services across applications that primarily relate to monitoring and controlling lighting systems through network technologies and the commissioning of control systems.
Sales of lighting solutions, excluding services, accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2015, 2014, and 2013.
Sales and Marketing
Sales.  The Company sells lighting products and solutions to customers in the North American market utilizing numerous sales forces, including independent sales agencies, based on the channel served and geography. The Company also operates separate European sales forces, including independent international sales agencies, and an international sales group coordinating export sales outside of North America and Europe.
Marketing.  The Company markets its portfolio and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print advertising in industry publications, product brochures and other literature, as well as the internet and social media. The Company operates training and display facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
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
A single customer of the Company, The Home Depot, accounted for approximately 11% of net sales in fiscal 2015, 12% in fiscal 2014, and 13% in fiscal 2013. These sales include products for resale as well as for lighting its facilities. The loss of The Home Depot’s business could temporarily adversely affect the Company’s results of operations.
Manufacturing
The Company operates 15 manufacturing facilities, including seven facilities in the United States, five facilities in Mexico, two facilities in Europe, and one in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, LED driver production, software development, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other critical components, such as lamps, LEDs, certain LED light engines, sockets, and ballasts are purchased primarily from third-party vendors. The Company’s investment in its production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Of total finished goods manufactured and purchased in fiscal 2015, the Company’s U.S. operations produced approximately 25%; its Mexican operations produced approximately 52%; its European operations produced approximately 2%; and finished product manufactured by others accounted for approximately 21%.
Distribution
Lighting solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-owned truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. The Company invests in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2015, 2014, and 2013, research and development expense totaled $41.1, $35.3, and $32.7, respectively.
Competition
The lighting market served by the Company is highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including features and benefits, brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include the lighting divisions of Koninklijke Philips N.V., Eaton Corporation, Hubbell Incorporated, Schneider Electric, Cree, Inc., and General Electric Company. The Company estimates that the largest publicly traded manufacturers (including Acuity Brands), which participate in varying degrees in the North American lighting market, have over half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.
The market for lighting solutions and services is competitive and continues to evolve. Certain global and more diversified electrical manufacturers may provide a broader product offering utilizing electrical, lighting, and building automation products.

In addition, there have been a growing number of new competitors, from small startup companies to global consumer electronics companies, offering solid-state (primarily LED) lighting solutions and other new technologies.
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
Raw Materials
The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2015, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately five million gallons of diesel fuel were consumed in fiscal 2015 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
The Company monitors and investigates alternative suppliers and materials based on numerous attributes including quality, service, and price. The Company currently sources raw materials and components from a number of suppliers, but the Company’s ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a single or limited number of suppliers for certain raw materials, component parts (such as LEDs, lamps, ballasts, and power supplies), and finished goods.
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
Of the products produced by the Company, approximately 65% are manufactured at five facilities in Mexico. Most of these facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed every year, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
During fiscal 2015, net sales initiated outside of the U.S. represented approximately 9% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
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
Employees
Acuity Brands employs approximately 7,800 people, of which approximately 3,200 are employed in the United States, approximately 4,300 in Mexico, and approximately 300 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 5,400 persons (including approximately 1,450 in the United States). Union recognition and collective bargaining arrangements covering approximately 4,800 persons will expire within the next fiscal year. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

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
Acuity Brands may pursue future growth through strategic acquisitions, alliances, or investments, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be in start-up or development stage entities. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Uncertainty is inherent within the acquisition, alliance, and investment process and unforeseen circumstances arising from recent and future transactions could offset the anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, and/or difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. Any of these factors could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows. In addition, such investment transactions may limit the Company's ability to invest in other activities, which could be more profitable or advantageous.
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
The breakdown of equipment or other events, including labor disputes, strikes, pandemics, cyber attacks, or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could have a material adverse effect on the Company’s financial results and cash flows. Approximately 52% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest which could also disrupt supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could have a material adverse effect on its financial condition, results of operations, and cash flows.

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
Changes in the Company's relationship with employees, changes in U.S. or international employment regulations, an inability to attract and retain talented employees, or a loss of key employees could adversely impact the effectiveness of the Company’s operations.
The Company employed approximately 7,800 people as of August 31, 2015, approximately 4,600 of whom are employed in international locations. As such, the Company has significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on the Company's operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 69% of the Company's workforce. Collective bargaining agreements representing approximately 62% of the Company's workforce will expire within one year. While the Company believes that it has good relationships with both its unionized and non-unionized employees, the Company may become vulnerable to a strike, work stoppage, or other labor action by these employees that could have an adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
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
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of the Company’s subcontractors and suppliers. As the Company expands its service offerings, reliance on the technical infrastructure to provide services to customers will increase. If the Company fails to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in implementation of services. If the Company is unable to manage and mitigate these risks, the Company could incur liabilities and other losses that would adversely affect the Company’s results of operations.
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
The Company has substantial activities outside of the United States, including sourcing of products, materials, components and purchased finished goods. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; unforeseen increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for the Company. The Company operates five manufacturing facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Certain regulations related to the Maquiladora program became effective in January 2015. The Company may not be able to comply with certain of the regulations within the stipulated time frames. Failure to comply with these new regulations could have a material adverse effect on the Company’s financial position, results of operations, and cash flows primarily because the Company would in such event be required to pay value-added tax on material imported into Mexico and then seek a refund of those amounts months later after the material is exported from Mexico.
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
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories as of August 31, 2015:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	9	6
Warehouses	—	3
Distribution Centers*	1	6
Offices	4	14
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to Acuity Brands’ manufacturing facilities as of August 31, 2015:

	United States	Mexico	Europe	Canada	Total
Owned	4	4	1	—	9
Leased	3	1	1	1	6
Total	7	5	2	1	15

Acuity Brands believes that its properties are well maintained and in good operating condition and that its properties are suitable and adequate for its present needs. During fiscal 2016, the Company expects to make investments to expand capacity at certain manufacturing and other non-manufacturing facilities. In addition, initiatives related to enhancing the global supply chain may result in the future consolidation of certain facilities.
Although a loss at any of the facilities could temporarily impact the Company’s ability to serve the needs of its customers, a substantial loss at the Company’s largest manufacturing facilities in Mexico could have a material, adverse effect on the Company’s financial position, results of operations, and cash flows. The Company believes the financial impact of any loss would be partially mitigated by various insurance programs in place as well as capacity contingencies developed as part of an enterprise-wide contingency plan.

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
The common stock of Acuity Brands, Inc. (“Acuity Brands” or the “Company”) is listed on the New York Stock Exchange under the symbol “AYI”. At October 23, 2015, there were 2,886 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2014
First Quarter	$106.33	$83.61	$0.13
Second Quarter	$143.54	$99.16	$0.13
Third Quarter	$146.28	$116.77	$0.13
Fourth Quarter	$138.46	$104.69	$0.13
2015
First Quarter	$143.67	$117.19	$0.13
Second Quarter	$164.13	$127.85	$0.13
Third Quarter	$183.53	$157.05	$0.13
Fourth Quarter	$211.82	$174.60	$0.13
The indicated annual dividend rate on the Company's common stock is $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the "Board") and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
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

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2015, with the cumulative total returns of the Standard & Poor’s (“S&P”) MidCap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P Midcap 400 Index and Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2010 in stock or index, including reinvestment of dividends.

	Aug-10	Aug-11	Aug-12	Aug-13	Aug-14	Aug-15

Acuity Brands, Inc.	$100	$120	$169	$227	$330	$521
S&P Midcap 400 Index	$100	$123	$139	$171	$211	$211
Dow Jones US Electrical Components & Equipment Index	$100	$124	$154	$192	$241	$217
Dow Jones US Building Materials & Fixtures Index	$100	$112	$168	$213	$266	$307

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of Acuity Brands which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2015. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011
	(In millions, except per-share data)
Net sales	$2,706.7	$2,393.5	$2,089.1	$1,933.7	$1,795.7
Net income	222.1	175.8	127.4	116.3	105.5
Basic earnings per share	5.13	4.07	2.97	2.75	2.46
Diluted earnings per share	5.09	4.05	2.95	2.72	2.42
Cash and cash equivalents	756.8	552.5	359.1	284.5	170.2
Total assets(5)	2,429.6	2,166.4	1,901.8	1,734.6	1,594.8
Long-term debt(5)	352.4	351.9	351.6	351.2	350.8
Total debt(5)	352.4	351.9	351.6	351.2	350.8
Stockholders’ equity	1,360.0	1,163.5	993.5	834.0	757.0
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2015 include a) pre-tax special charges of $12.4 ($7.7 after-tax), or $0.19 per share, related to streamlining initiatives, b) non tax-deductible professional fees of $3.2, or $0.08 per share, related to acquisitions, and c) pre-tax net loss on financial instruments of $2.6 ($1.7 after-tax), or $0.03 per share.

(2)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2014 include a) pre-tax recoveries of $5.8 ($3.6 after-tax), or $0.08 per share, associated with fraud at the Company's former freight payment and audit service provider, and b) a pre-tax special charge reversal of $0.2 ($0.1 after-tax), or $0.00 per share, related to initiatives to simplify and streamline the Company's operations.

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2013 include a) pre-tax incremental costs of $8.4 ($5.2 after-tax), or $0.12 per share, incurred due to manufacturing inefficiencies directly related to the Cochran, GA manufacturing facility closure; b) pre-tax costs of $8.1 ($5.0 after-tax), or $0.12 per share, as a result of fraud at the Company's former freight payment and audit service provider; and c) a pre-tax special charge of $8.5 ($5.5 after-tax), or $0.12 per share, related to initiatives to simplify and streamline the Company's operations.

(4)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2012 include expenses incurred in the closing of the Cochran, GA manufacturing facility and other streamlining activities. Amounts related to these streamlining activities were comprised of the following: a) $13.3 of pre-tax special charges ($8.8 after-tax), or $0.21 per share, primarily related to severance and production transfer costs; b) pre-tax non-cash impairments of $1.2 ($0.8 after-tax), or $0.02 per share, attributable to the abandonment of inventory that was not transferred to other facilities; and c) pre-tax incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2 ($2.0 after-tax), or $0.05 per share.

(5)
Fiscal 2014, 2013, 2012, and 2011 amounts include the reclassification of deferred debt issuance costs related to the adoption of ASU 2015-03. See the New Accounting Pronouncements footnote for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2015 and 2014. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company, with its principal office in Atlanta, Georgia, employs approximately 7,800 people worldwide.
The Company designs, produces, and distributes a broad array of lighting solutions, components, and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company is one of the world's leading producers and distributors of lighting solutions, with a broad, highly configurable product offering, consisting of a diversified portfolio of lighting, controls, and daylighting brands. The Company integrates conventional and advanced solid-state lighting fixtures with digital controls and daylighting products to create greater energy efficiencies and higher quality of light for a broad and diverse customer base. As of August 31, 2015, the Company operated 15 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
The Company continues to expand and enhance its portfolio of lighting solutions, including the following transactions:
On April 15, 2015, the Company acquired for cash substantially all of the assets and assumed certain liabilities of ByteLight, Inc. ("ByteLight"), a provider of indoor location software for light-emitting diode (“LED”) lighting. ByteLight is headquartered in Boston, Massachusetts.
In addition, during fiscal 2015, the Company made a strategic, non-controlling investment in a company specializing in light sensory networks.  This investment was accounted for using the cost method and is reflected in Other long term assets on the Consolidated Balance Sheets.
On March 13, 2013, the Company acquired for cash, including additional cash payments that were paid in future periods under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition.
Strategy
The Company's strategy is to extend its leadership position in the North American lighting market and certain markets internationally by delivering superior lighting solutions. With the September 2015 acquisition of Distech Controls, the Company’s product offerings now include a wide-breadth of innovative products, services, and solutions that optimize comfort and energy efficiency in buildings. As a goal-oriented, customer-centric company, management will continue to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting solutions and building automation products for its customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
Throughout fiscal 2015, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to the market, introducing new lighting solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating margins in the mid-teens or higher;

•	Earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing new and innovative solutions and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards achievement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.
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
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under the existing repurchase program. The Company expects to repurchase shares on an opportunistic basis. During fiscal 2016, the Company currently expects to invest approximately 2.5 percent of net sales in capital expenditures primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2015 was $756.8, an increase of $204.3 from August 31, 2014. During the year ended August 31, 2015, the Company generated net cash from operating activities of $288.9 with additional cash received of $11.6 from stock issuances primarily in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to fund capital expenditures of $56.5 and pay dividends to stockholders of $22.7. Foreign currency related items had an unfavorable effect on cash flows of $8.3 during the current year.
During fiscal 2015, net cash generated from operating activities increased $55.8 to $288.9 compared with $233.1 generated in the prior-year period due primarily to higher net income partially offset by higher operating working capital requirements. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $38.1 during fiscal 2015 compared to an increase of $26.8 during fiscal 2014. In both periods, inventory and accounts payable increased due primarily to greater production and purchases to support the higher level of net sales, which in turn resulted in increased accounts receivable.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $56.5 and $35.3 in fiscal 2015 and 2014, respectively, primarily for new tooling, machinery, equipment, facility enhancements, and information technology.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2015:

		Payments Due by Period(6)
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$354.0	$—	$—	$350.0	$4.0
Interest Obligations(2)	195.6	31.2	63.9	55.1	45.4
Operating Leases(3)	52.7	14.2	22.3	11.5	4.7
Purchase Obligations(4)	147.2	147.2	—	—	—
Other Long-term Liabilities(5)	41.1	5.6	7.1	4.3	24.1
Total	$790.6	$198.2	$93.3	$420.9	$78.2
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2015) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2015 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $4.5 of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

(6)
Deferred income tax liabilities as of August 31, 2015 were approximately $118.9 million. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding, consisting primarily of fixed-rate obligations net of discount and deferred costs, was $352.4 at August 31, 2015 compared with $351.9 at August 31, 2014.
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
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2015. As of August 31, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company's industrial revenue bond. At August 31, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2015, the Company’s consolidated stockholders’ equity increased $196.5 to $1,360.0 at August 31, 2015 from $1,163.5 at August 31, 2014. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by payment of dividends, pension plan adjustments, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 20.6% and 23.2% at August 31, 2015 and August 31, 2014, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, decreased to (42.3)% at August 31, 2015 from (20.8)% at August 31, 2014 due primarily to the substantial increase in the Company’s cash balance and stockholders' equity in the current year.
Dividends
Acuity Brands paid dividends on its common stock of $22.7 ($0.52 per share) in fiscal 2015 and $22.5 ($0.52 per share) in fiscal 2014. The indicated quarterly dividend rate is $0.13 per share. However, all decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s Board of Directors deems relevant.
Results of Operations
Fiscal 2015 Compared with Fiscal 2014
The following table sets forth information comparing the components of net income for the year ended August 31, 2015 with the year ended August 31, 2014:

	Years Ended August 31,		Increase		Percent
	2015	2014	(Decrease)		Change
Net Sales	$2,706.7	$2,393.5	$313.2		13.1%
Cost of Products Sold	1,561.1	1,414.3	146.8		10.4%
Gross Profit	1,145.6	979.2	166.4		17.0%
Percent of net sales	42.3%	40.9%	140	bps
Selling, Distribution, and Administrative Expenses	756.9	680.3	76.6		11.3%
Special Charge	12.4	(0.2)	12.6		NM
Operating Profit	376.3	299.1	77.2		25.8%
Percent of net sales	13.9%	12.5%	140	bps
Other Expense (Income):
Interest Expense, net	31.5	32.1	(0.6)		(1.9)%
Miscellaneous Expense, net	1.2	1.3	(0.1)		7.7%
Total Other Expense	32.7	33.4	(0.7)		(2.1)%
Income before Provision for Income Taxes	343.6	265.7	77.9		29.3%
Percent of net sales	12.7%	11.1%	160	bps
Provision for Income Taxes	121.5	89.9	31.6		35.2%
Effective tax rate	35.4%	33.8%
Net Income	$222.1	$175.8	$46.3		26.3%
Diluted Earnings per Share	$5.09	$4.05	$1.04		25.7%
NM - not meaningful
Net sales increased $313.2, or 13.1%, to $2,706.7 for the year ended August 31, 2015 compared with $2,393.5 reported for the year ended August 31, 2014. For the year ended August 31, 2015, the Company reported net income of $222.1 compared with $175.8 for the year ended August 31, 2014, an increase of $46.3, or 26.3%. For fiscal 2015, diluted earnings per share increased 25.7% to $5.09 from $4.05 for the prior-year period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude acquisition-related professional fees, incremental recoveries related to a fraud at a freight service provider, restructuring charges associated primarily with continued efforts to streamline the organization, and net losses associated with financial instruments. Although special charges related to efforts to improve overall Company efficiency have been recognized in prior periods and could recur in future periods, management typically excludes the impact of special charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted other income/expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,		Increase (Decrease)	Percent Change
	2015	2014
Selling, Distribution, and Administrative Expenses	$756.9	$680.3
Less: Acquisition-related professional fees	(3.2)	—
Add-back: Freight service provider fraud-related recoveries	—	5.8
Adjusted Selling, Distribution, and Administrative Expenses	$753.7	$686.1	$67.6	9.9%
Percent of net sales	27.8%	28.7%	(90)	bps
Operating Profit	$376.3	$299.1
Add-back: Acquisition-related professional fees	3.2	—
Less: Freight service provider fraud-related recoveries	—	(5.8)
Add-back/(Less): Special Charge	12.4	(0.2)
Adjusted Operating Profit	$391.9	$293.1	$98.8	33.7%
Percent of net sales	14.5%	12.2%	230	bps
Other Expense (Income)	$32.7	$33.4
Less: Net loss on financial instruments	(2.6)	—
Adjusted Other Expense (Income)	$30.1	$33.4	$(3.3)	(9.9)%
Net Income	$222.1	$175.8
Add-back: Net loss on financial instruments, net of tax	1.7	—
Add-back: Acquisition-related professional fees	3.2	—
Less: Freight service provider fraud-related recoveries, net of tax	—	(3.6)
Add-back/(Less): Special Charge, net of tax	7.7	(0.1)
Adjusted Net Income	$234.7	$172.1	$62.6	36.4%
Diluted Earnings per Share	$5.09	$4.05
Add-back: Net loss on financial instruments, net of tax	0.03	—
Add-back: Acquisition-related professional fees	0.08	—
Less: Freight service provider fraud-related recoveries, net of tax	—	(0.08)
Add-back/(Less): Special Charge, net of tax	0.19	—
Adjusted Diluted Earnings per Share	$5.39	$3.97	$1.42	35.8%
Net Sales
Net sales for the year ended August 31, 2015 increased by 13.1% compared with the prior-year period due primarily to an increase in sales volumes of approximately 15%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold ("price/mix") of approximately 1% and unfavorable foreign currency rate changes of 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based luminaires during the year ended August 31, 2015 increased 57% compared to the year-ago period and represented 46% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for fiscal 2015 increased $166.4, or 17.0%, to $1,145.6 compared with $979.2 for the prior year. The increase in gross profit margin was due primarily to additional contribution on higher net sales, lower material and component costs, and improved manufacturing productivity. These items were partially offset by unfavorable price/mix and the unfavorable impact of foreign currency rate changes. As a result of these factors, gross profit margin increased 140 basis points to 42.3% for the year ended August 31, 2015 compared with 40.9% for the year ended August 31, 2014.

Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2015 increased $76.6, or 11.3%, to $756.9 compared with $680.3 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. Compared with the prior-year period, SD&A expenses as a percent of sales declined 40 basis points to 28.0% for fiscal 2015 from 28.4% in fiscal 2014. Adjusted SD&A expenses were $753.7, or 27.8% of net sales, in fiscal 2015 compared to $686.1, or 28.7% of net sales, in the year-ago period.
During the year ended August 31, 2015, the Company recognized pre-tax special charges of $12.4 related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. During fiscal 2014, the Company recorded a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to previously-initiated streamlining efforts of $0.6 partially offset by production transfer costs of $0.4. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2015 was $376.3 compared with $299.1 reported for the prior-year period, an increase of $77.2, or 25.8%. Operating profit margin increased 140 basis points to 13.9% for fiscal 2015 compared with 12.5% for fiscal 2014 due primarily to higher gross profit, partially offset by higher costs to support greater sales volume, special charges, and employee-related costs, including variable incentive compensation.
Adjusted operating profit increased $98.8, or 33.7%, to $391.9 compared with $293.1 for fiscal 2014. Adjusted operating profit margin increased 230 basis points to 14.5% compared with adjusted operating profit margin of 12.2% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which includes gains and losses related to foreign exchange rate changes. Interest expense, net, was $31.5 and $32.1 for the years ended August 31, 2015 and 2014, respectively. The Company reported net miscellaneous expense of $1.2 in fiscal 2015 compared with $1.3 in fiscal 2014.
Provision for Income Taxes and Net Income
The effective income tax rate was 35.4% and 33.8% for the years ended August 31, 2015 and 2014, respectively. The prior-year effective tax rate benefited from a reduction in certain income tax reserves which did not recur in the current year. The Company estimates that its effective tax rate for fiscal 2016 will be approximately 35.5% before any discrete items and assuming the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2015 increased $46.3, or 26.3%, to $222.1 from $175.8 reported for the prior year. The increase in net income resulted primarily from higher operating profit partially offset by higher tax expense.
Adjusted net income for fiscal 2015 increased 36.4% to $234.7 compared with $172.1 in the year-ago period. Adjusted diluted earnings per share for fiscal 2015 were $5.39 compared with $3.97 for the prior-year period, which represented an increase of $1.42, or 35.8%.

Fiscal 2014 Compared with Fiscal 2013
The following table sets forth information comparing the components of net income for the year ended August 31, 2014 with the year ended August 31, 2013:

	Years Ended August 31,		Increase		Percent
	2014	2013	(Decrease)		Change
Net Sales	$2,393.5	$2,089.1	$304.4		14.6%
Cost of Products Sold	1,414.3	1,251.5	162.8		13.0%
Gross Profit	979.2	837.6	141.6		16.9%
Percent of net sales	40.9%	40.1%	80	bps
Selling, Distribution, and Administrative Expenses	680.3	607.6	72.7		12.0%
Special Charge	(0.2)	8.5	(8.7)		(102.4)%
Operating Profit	299.1	221.5	77.6		35.0%
Percent of net sales	12.5%	10.6%	190	bps
Other Expense (Income):
Interest Expense, net	32.1	31.2	0.9		2.9%
Miscellaneous Expense (Income), net	1.3	(2.8)	4.1		(146.4)%
Total Other Expense	33.4	28.4	5.0		17.6%
Income before Provision for Income Taxes	265.7	193.1	72.6		37.6%
Percent of net sales	11.1%	9.2%	190	bps
Provision for Income Taxes	89.9	65.7	24.2		36.8%
Effective tax rate	33.8%	34.0%
Net Income	$175.8	$127.4	$48.4		38.0%
Diluted Earnings per Share	$4.05	$2.95	$1.10		37.3%

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
Net Sales
Net sales for the year ended August 31, 2014 increased by 14.6% compared with the prior-year period due primarily to an increase in sales volumes of approximately 16%, partially offset by the impact of unfavorable price/mix of approximately 1%. The impact on net sales from foreign currency and acquisitions was not material. Sales volume was higher across most product categories and key sales channels which reflects growth in the North American lighting market, including renovation and retrofit applications. Additionally, greater demand for LED luminaires continued in fiscal 2014 as sales of these products more than doubled compared with the year-ago period and represented approximately 33% of total net sales. The Company estimated that the unfavorable price/mix in fiscal 2014 compared with the year-ago period was influenced by a reduction in the sales price of certain LED luminaries reflecting the continued decline in the cost of certain purchased LED components. Because of the changing dynamics of the Company's extensive product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume as well as accurately differentiate the individual components of price/mix.
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
Gross profit was $979.2 in fiscal 2014 compared with adjusted gross profit of $846.0 in fiscal 2013, which amounted to an increase of $133.2, or 15.7%. Fiscal 2014 gross profit margin of 40.9% was 40 basis points higher than adjusted gross profit margin of 40.5% reported in the prior-year period.

Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2014 increased $72.7, or 12.0%, to $680.3 compared with $607.6 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including variable compensation, and greater spending on activities to enhance sales, service, product development, and customer support capabilities. These expenses were partially offset by recoveries of $5.8 associated with the fraud at a freight service provider and savings from streamlining activities initiated in fiscal 2013. Compared with the prior-year period, SD&A expenses as a percent of sales declined 70 basis points to 28.4% for fiscal 2014 from 29.1% in fiscal 2013. Adjusted SD&A expenses were $686.1, or 28.7% of net sales, in fiscal 2014 compared to $599.5, or 28.7% of net sales, in the year-ago period.
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
Adjusted operating profit increased $46.6, or 18.9%, to $293.1 compared with $246.5 for fiscal 2013. Adjusted operating profit margin increased 40 basis points to 12.2% compared with adjusted operating profit margin of 11.8% in the year-ago period.
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
Adjusted net income for fiscal 2014 increased approximately 20.3% to $172.1 compared with $143.1 of adjusted net income in the year-ago period. Adjusted diluted earnings per share for fiscal 2014 were $3.97 compared with adjusted diluted earnings per share of $3.31 for the prior-year period, which represented an increase of $0.66, or approximately 19.9%.

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
In September 2015, the Company completed the acquisition of Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions. Distech Controls generated net sales in excess of $80 Canadian dollars during the fiscal year ended August 31, 2015 and achieved a five-year annual growth rate of over 25%. Management expects that Distech Controls will be modestly accretive to the Company's fiscal 2016 consolidated financial results.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for fiscal 2016 with continued growth over the next several years. Management currently believes that the Company will benefit from continued renovation and tenant improvement projects, further expansion in underpenetrated geographies and channels, and growth from the introduction of new lighting products and solutions.
Additionally, the lighting industry continues to experience some volatility with respect to input costs. While some commodity costs have waned recently, others continue to rise. As the economy improves, management believes there is the potential for rising input costs. While management expects employee-related costs will continue to rise due to wage inflation and rising health care costs, management will continue to be vigilant in its pricing posture and productivity efforts to help offset rising costs. Management remains optimistic about the opportunities for solid profitable growth for fiscal 2016 and the foreseeable future and expects that the Company will be able to outperform the markets it serves while delivering performance more consistent with management's long-term financial objectives.
From a longer term perspective, management expects that its addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront. Additionally, the Company’s addressable market is likely to meaningfully expand due to the benefits and value creation opportunities provided by intelligent networked lighting systems. Solid-state lighting provides the opportunity for lighting to be the optimal platform for enabling the “Internet of Things” (IoT) through the use of intelligent networked lighting and building automation systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves.
Accounting Standards Adopted in Fiscal 2015 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

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
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $565.0 as of August 31, 2015. The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill as of June 1, 2015. To do this, the Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous quantitative impairment test to identify potentially significant variances to further support the reasonableness of the assumptions.
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
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of six trade names with an aggregate carrying value of approximately $99.5. Management utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s indefinite-lived trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3.0% for the Company and is based primarily on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between

10% and 16% as of June 1, 2015, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2015, the Company performed an evaluation of the fair value of its indefinite-lived trade names. The Company’s expected revenues are based on the Company’s fiscal 2016 expectations and recent lighting market growth estimates for fiscal 2016 through 2020. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2015, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite-lived intangible asset analysis did not result in an impairment charge, as the fair values exceeded the carrying values for each trade name. The estimated fair values of the indefinite-lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates, royalty rates, and discount rates, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the trade names based on changes in the assumptions, which would be less likely to occur, would not be material to the Company’s financial condition or results of operations.
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
Share-Based Compensation Expense
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-Based Payments footnote of the Notes to Consolidated Financial Statements) based on the grant-date fair value estimated under the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2016 annual tax rate; (g) the Company’s future amortization expense; and (h) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2015, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2015, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2015 would have decreased the estimated fair value of these debt obligations by approximately $4.9. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2015 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $11, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $13. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $8, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $9. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2015, the Company purchased approximately 95,000 tons of steel and aluminum. The Company estimates that approximately 8% of raw materials purchased are petroleum-based and that approximately five million gallons of diesel fuel were consumed in fiscal 2015. Failure to effectively manage future increases in the costs of these items could have an adverse impact on the Company's results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2015, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 27, 2015 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2015 and 2014, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 27, 2015 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2015 and 2014, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2015 of Acuity Brands, Inc. and our report dated October 27, 2015 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 27, 2015

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2015	2014
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$756.8	$552.5
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.9 as of August 31, 2015 and August 31, 2014, respectively	411.7	373.4
Inventories	224.8	212.0
Deferred income taxes	23.1	21.5
Prepayments and other current assets	20.1	27.0
Total Current Assets	1,436.5	1,186.4
Property, Plant, and Equipment, at cost:
Land	6.7	7.8
Buildings and leasehold improvements	128.4	116.0
Machinery and equipment	391.9	375.8
Total Property, Plant, and Equipment	527.0	499.6
Less — Accumulated depreciation and amortization	352.4	347.1
Property, Plant, and Equipment, net	174.6	152.5
Other Assets:
Goodwill	565.0	569.4
Intangible assets	223.4	231.6
Deferred income taxes	3.0	3.0
Other long-term assets	27.1	23.5
Total Other Assets	818.5	827.5
Total Assets	$2,429.6	$2,166.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$311.1	$287.4
Accrued compensation	78.2	54.8
Accrued pension liabilities, current	1.6	1.2
Other accrued liabilities	130.0	127.1
Total Current Liabilities	520.9	470.5
Long-Term Debt	352.4	351.9
Accrued Pension Liabilities, less current portion	83.9	65.1
Deferred Income Taxes	54.3	58.4
Self-Insurance Reserves, less current portion	6.9	6.8
Other Long-Term Liabilities	51.2	50.2
Total Liabilities	1,069.6	1,002.9
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,024,284 issued and 43,305,029 outstanding at August 31, 2015; 52,581,917 issued and 42,862,662 outstanding at August 31, 2014	0.5	0.5
Paid-in capital	797.1	761.5
Retained earnings	1,093.0	893.6
Accumulated other comprehensive loss items	(110.4)	(71.9)
Treasury stock, at cost, 9,719,255 shares at August 31, 2015 and 2014	(420.2)	(420.2)
Total Stockholders’ Equity	1,360.0	1,163.5
Total Liabilities and Stockholders’ Equity	$2,429.6	$2,166.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2015	2014	2013
	(In millions, except per-share data)
Net Sales	$2,706.7	$2,393.5	$2,089.1
Cost of Products Sold	1,561.1	1,414.3	1,251.5
Gross Profit	1,145.6	979.2	837.6
Selling, Distribution, and Administrative Expenses	756.9	680.3	607.6
Special Charge	12.4	(0.2)	8.5
Operating Profit	376.3	299.1	221.5
Other Expense (Income):
Interest expense, net	31.5	32.1	31.2
Miscellaneous expense (income), net	1.2	1.3	(2.8)
Total Other Expense	32.7	33.4	28.4
Income before Provision for Income Taxes	343.6	265.7	193.1
Provision for Income Taxes	121.5	89.9	65.7
Net Income	$222.1	$175.8	$127.4

Earnings Per Share:
Basic Earnings per Share	$5.13	$4.07	$2.97
Basic Weighted Average Number of Shares Outstanding	43.1	42.8	42.2
Diluted Earnings per Share	$5.09	$4.05	$2.95
Diluted Weighted Average Number of Shares Outstanding	43.4	43.0	42.5

Dividends Declared per Share	$0.52	$0.52	$0.52

Comprehensive Income:
Net income	$222.1	$175.8	$127.4
Other Comprehensive Income (Expense) Items:
Foreign currency translation adjustments	(24.0)	0.7	(1.9)
Defined benefit plans, net	(14.5)	(10.0)	24.0
Other Comprehensive (Expense) Income Items, net of tax	(38.5)	(9.3)	22.1
Comprehensive Income	$183.6	$166.5	$149.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2015	2014	2013
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$222.1	$175.8	$127.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	45.8	43.4	40.8
Share-based compensation expense	18.2	17.7	16.5
Excess tax benefits from share-based payments	(17.6)	(10.4)	(8.6)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.7	0.3	(2.5)
Asset impairments	—	0.1	0.3
Deferred income taxes	2.8	(0.2)	6.5
Loss on financial instruments, net	2.6	—	—
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(46.1)	(55.4)	(54.8)
Inventories	(15.1)	(9.0)	(6.5)
Prepayments and other current assets	0.7	(6.6)	1.9
Accounts payable	23.1	37.6	15.2
Other current liabilities	59.3	59.8	7.7
Other	(7.6)	(20.0)	(11.6)
Net Cash Provided by Operating Activities	288.9	233.1	132.3
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(56.5)	(35.3)	(40.6)
Proceeds from sale of property, plant, and equipment	1.3	1.0	7.6
Acquisitions of businesses and intangible assets	(14.6)	—	(25.5)
Other investing activities	(2.6)	—	—
Net Cash Used for Investing Activities	(72.4)	(34.3)	(58.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	11.6	8.4	14.9
Excess tax benefits from share-based payments	17.6	10.4	8.6
Dividends paid	(22.7)	(22.5)	(22.4)
Other financing activities	(10.4)	(2.6)	—
Net Cash (Used for) Provided by Financing Activities	(3.9)	(6.3)	1.1
Effect of Exchange Rate Changes on Cash	(8.3)	0.9	(0.3)
Net Change in Cash and Cash Equivalents	204.3	193.4	74.6
Cash and Cash Equivalents at Beginning of Year	552.5	359.1	284.5
Cash and Cash Equivalents at End of Year	$756.8	$552.5	$359.1
Supplemental Cash Flow Information:
Income taxes paid during the period	$106.3	$77.4	$46.8
Interest paid during the period	$32.2	$32.5	$31.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In millions)
Balance, August 31, 2012	$0.5	$703.1	$635.3	$(84.7)	$(420.2)	$834.0
Net income	—	—	127.4	—	—	127.4
Other comprehensive income	—	—	—	22.1	—	22.1
Amortization, issuance, and forfeitures of restricted stock grants	—	8.9	—	—	—	8.9
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.4)	—	—	(22.4)
Stock options exercised	—	14.5	—	—	—	14.5
Excess tax benefits from share-based payments	—	8.6	—	—	—	8.6
Balance, August 31, 2013	0.5	735.5	740.3	(62.6)	(420.2)	993.5
Net income	—	—	175.8	—	—	175.8
Other comprehensive loss	—	—	—	(9.3)	—	(9.3)
Amortization, issuance, and forfeitures of restricted stock grants	—	7.2	—	—	—	7.2
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.5)	—	—	(22.5)
Stock options exercised	—	8.0	—	—	—	8.0
Excess tax benefits from share-based payments	—	10.4	—	—	—	10.4
Balance, August 31, 2014	0.5	761.5	893.6	(71.9)	(420.2)	1,163.5
Net income	—	—	222.1	—	—	222.1
Other comprehensive loss	—	—	—	(38.5)	—	(38.5)
Amortization, issuance, and forfeitures of restricted stock grants	—	6.4	—	—	—	6.4
Employee Stock Purchase Plan issuances	—	0.5	—	—	—	0.5
Cash dividends of $0.52 per share paid on common stock	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	11.1	—	—	—	11.1
Excess tax benefits from share-based payments	—	17.6	—	—	—	17.6
Balance, August 31, 2015	$0.5	$797.1	$1,093.0	$(110.4)	$(420.2)	$1,360.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company designs, produces, and distributes a broad array of lighting solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting solutions include devices such as luminaires, lighting controls, power supplies, prismatic skylights, drivers, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption (collectively referred to herein as “lighting solutions”). The Company has one reportable segment serving the North American lighting market and select international markets.
The Company continues to expand and enhance its portfolio of lighting solutions, including the following recent acquisitions:
During the quarter ended May 31, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. ByteLight is headquartered in Boston, Massachusetts. The operating results of ByteLight have been included in the Company’s consolidated financial statements since the date of acquisition.
In addition, during fiscal 2015, the Company made a strategic, non-controlling investment in a company specializing in light sensory networks.  This investment was accounted for using the cost method and is reflected in Other long term assets on the Consolidated Balance Sheets.
On March 13, 2013, the Company acquired for cash, including additional cash payments made under earn-out provisions, all of the ownership interests in eldoLAB Holding B.V. (“eldoLED”), a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition.
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

2.    Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of intercompany transactions and accounts.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's standard terms and conditions of sale allow returns of certain products within four months of the date of shipment. The Company also provides for limited product return rights to certain distributors and other customers, primarily for slow moving or damaged items subject to certain defined criteria. The limited product return rights generally allow customers to return resalable products purchased within a specified time period and subject to certain limitations, including, at times, when accompanied by a replacement order of equal or greater value. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns primarily based on historical experience, specific notification of pending returns, or based on contractual terms with the respective customers. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on the Company's operating results in future periods.
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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting solutions as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $59.9 and $53.3 at August 31, 2015 and 2014, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2015 or 2014. Additionally, net sales to The Home Depot accounted for approximately 11% of net sales of the Company in fiscal 2015, 12% in fiscal 2014, and 13% in fiscal 2013.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation, including the reclassification of deferred debt issuance costs related to the adoption of ASU 2015-03. See the New Accounting Pronouncements footnote for more information.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2015. See the Acquisitions and Investments footnote for more information.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2015	2014
Raw materials, supplies, and work in process(1)	$125.7	$125.7
Finished goods	113.9	97.6
	239.6	223.3
Less: Reserves	(14.8)	(11.3)
Total Inventory	$224.8	$212.0
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
Assets Held for Sale
The Company classifies assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. The Company is actively marketing the property classified as held for sale. As of August 31, 2015, the carrying value of the property held for sale was $1.0, which is included in Prepayments and other current assets on the Consolidated Balance Sheets.
Goodwill and Other Intangibles
Goodwill amounted to $565.0 and $569.4 as of August 31, 2015 and 2014, respectively. The change in the carrying amount of goodwill during fiscal 2015 is due to foreign currency translation adjustments. Summarized information for the Company’s acquired intangible assets is as follows:

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$72.7	$(30.3)	$69.2	$(26.4)
Trademarks and trade names	25.4	(9.7)	25.4	(8.6)
Distribution network	61.8	(30.8)	61.8	(29.7)
Customer relationships	55.2	(20.8)	55.2	(16.3)
Other	5.1	(4.7)	5.3	(4.3)
Total	$220.2	$(96.3)	$216.9	$(85.3)
Indefinite-lived trade names	$99.5		$100.0
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year increase in the gross carrying amounts for the acquired intangible assets was due primarily to the acquisition of ByteLight (refer to the Acquisitions and Investments footnote), while decreases were due to foreign currency translation adjustments.
The Company recorded amortization expense of $11.0, $11.2, and $10.9 related to intangible assets with finite lives during fiscal 2015, 2014, and 2013, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $10.8 in fiscal 2016, $10.5 in fiscal 2017, $10.3 in fiscal 2018, $10.3 in fiscal 2019, and $9.9 in fiscal 2020. Since the Distech Controls acquisition was not completed during fiscal 2015, these projections exclude any impact to amortization expense related to intangible assets associated with that transaction.
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has three steps: a qualitative review and a two-step quantitative method. The preliminary step (“Step 0”) allows for a qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, the first quantitative step is required. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. In fiscal 2015, a qualitative fair value analysis was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. The analysis for goodwill did not result in an impairment charge during fiscal 2015, 2014, or 2013.
The impairment test for indefinite-lived trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. None of the analyses for the indefinite-lived trade names resulted in an impairment charge during fiscal 2015, 2014, or 2013.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2015	2014
Deferred contract costs	$10.7	$15.0
Capitalized software costs(1)	1.6	2.3
Investment in noncontrolling affiliate(2)	8.0	—
Other(3)	6.8	6.2
Total	$27.1	$23.5
_______________________________________

(1)	The Company recorded amortization expense related to capitalized software costs of $0.4, $0.4, and $0.9 in fiscal 2015, 2014, and 2013, respectively.

(2)
The Company holds an equity investment in an unconsolidated affiliate. This strategic investment represents less than a 20% ownership interest in the privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method.

(3)
Other - Amounts primarily include deferred debt issuance costs related to its revolving credit facility and company-owned life insurance investments. The Company maintains life insurance policies on 75 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen and no new policies were issued in the three-year period ended August 31, 2015.

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2015	2014
Deferred compensation and postretirement benefits other than pensions(1)	$34.3	$32.6
Long-term warranty obligations	2.5	—
Acquisition-related liabilities(2)	—	5.3
Unrecognized tax position liabilities, including interest(3)	5.2	3.5
Other(4)	9.2	8.8
Total	$51.2	$50.2
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
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $105.6, $100.9, and $86.4 in fiscal 2015, 2014, and 2013, respectively.

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
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan. The Company recorded $18.2, $17.7, and $16.5 of share-based expense for the years ending August 31, 2015, 2014, and 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements was $6.4, $6.0, and $5.6 for the years ended August 31, 2015, 2014, and 2013, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, in the Company’s Statements of Cash Flows and amounted to $17.6, $10.4, and $8.6 for fiscal 2015, 2014, and 2013, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $34.4, $31.8, and $29.0 during fiscal 2015, 2014, and 2013, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but does not include all new product development costs, and is included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. R&D expense amounted to $41.1, $35.3, and $32.7 during fiscal 2015, 2014, and 2013, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $12.0, $13.3, and $12.1 during fiscal 2015, 2014, and 2013, respectively.
Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $6.6, $6.1, and $5.7 in fiscal 2015, 2014, and 2013, respectively. These costs have been included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2015	2014	2013
Interest expense	$32.6	$32.6	$31.9
Interest income	(1.1)	(0.5)	(0.7)
Interest expense, net	$31.5	$32.1	$31.2
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
Miscellaneous Expense (Income), Net
Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of expense of $0.7 in fiscal 2015, $1.5 in fiscal 2014, and $0.2 in fiscal 2013.
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
The following table presents the changes in each component of Accumulated Other Comprehensive Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2014	$(18.1)	$(53.8)	$(71.9)
Other Comprehensive Expense before reclassifications	(24.0)	(17.2)	(41.2)
Amounts reclassified from accumulated other comprehensive income	—	2.7	2.7
Net current-period Other Comprehensive Expense	(24.0)	(14.5)	(38.5)
Balance at August 31, 2015	$(42.1)	$(68.3)	$(110.4)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income (expense).

	Years Ended August 31,
	2015			2014			2013
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(24.0)	$—	$(24.0)	$0.7	$—	$0.7	$(1.9)	$—	$(1.9)
Defined Benefit Pension Plans:
Actuarial gains (losses)	(27.9)	10.7	(17.2)	(18.2)	5.6	(12.6)	29.0	(9.5)	19.5
Amortization of defined benefit pension items:
Prior service cost (1)	1.4	(0.6)	0.8	0.8	(0.3)	0.5	0.7	(0.3)	0.4
Actuarial losses (1)	4.1	(2.2)	1.9	3.1	(1.0)	2.1	6.2	(2.1)	4.1
Total Defined Benefit Plans, net	(22.4)	7.9	(14.5)	(14.3)	4.3	(10.0)	35.9	(11.9)	24.0
Other Comprehensive Income/(Expense)	$(46.4)	$7.9	$(38.5)	$(13.6)	$4.3	$(9.3)	$34.0	$(11.9)	$22.1
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying The Presentation Of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company adopted ASU 2015-03 in fiscal 2015, the provisions of which did not have a material effect on the Company's financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of ASU 2014-09.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The provisions of ASU 2015-05 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient ("ASU 2015-12"). ASU 2015-12 is effective for fiscal years beginning after December 15, 2015. The provisions of ASU 2015-12 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The provisions of ASU 2015-16 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

4.    Acquisitions and Investments
The Company has actively pursued opportunities for growth through acquisitions and investments. In recent years, the Company has acquired or made investments in a number of businesses that participate in the lighting and related markets, including the businesses discussed below. The acquisitions and investments were made with the intent to further expand and complement the Company’s lighting solutions portfolio. The purchased companies were fully incorporated into the Company’s operations. None of the business combinations-individually or in the aggregate-represented a material transaction.
During the quarter ended May 31, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. The operating results of ByteLight have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for ByteLight during the fourth quarter of fiscal 2015 and the amounts are reflected in the Consolidated Balance Sheets.
In addition, the Company made a strategic, non-controlling investment in a company specializing in light sensory networks.  This investment was accounted for using the cost method and is reflected in Other long term assets on the Consolidated Balance Sheets.
On March 13, 2013, the Company acquired for cash, including additional cash payments under earn-out provisions, all of the outstanding capital stock of eldoLED, a leading provider of high-performance drivers for LED lighting systems based in Eindhoven, The Netherlands. Cash payments related to the earn-out provisions were payable beginning in fiscal 2014 and ending in fiscal 2017 subject to achievement of those provisions. These provisions were substantially achieved in fiscal 2014 and 2015 and payments were issued. The operating results of eldoLED have been included in the Company's consolidated financial statements since the date of acquisition and were not material to the Company's financial condition, results of operations, or cash flows at the time of acquisition. Management finalized the acquisition accounting for eldoLED during the second quarter of fiscal 2014 and the amounts are reflected in the Consolidated Balance Sheets.
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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2015 and 2014:

	Fair Value Measurements as of:
	August 31, 2015				August 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$756.8	$—	$—	$756.8	$552.5	$—	$—	$552.5
Other	0.5	—	—	0.5	0.6	—	—	0.6
Liabilities:
Other	$0.5	$—	$0.5	$1.0	$0.6	$—	$11.6	$12.2
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
The Company's Level 3 liabilities consist of certain acquisition-related liabilities. The change in these liabilities during fiscal 2015 was due to a $2.1 increase in the estimated fair value, an $11.6 decrease due to payments, and a $1.6 decrease due to currency rate fluctuations in the period. The expense associated with the change in the estimated fair value was included in Selling, Distribution, and Administrative Expenses within the Consolidated Statements of Comprehensive Income.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2015 and 2014:

	August 31, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$8.0	$8.0	$—	$—
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.4	$386.4	$347.9	$391.2
Industrial revenue bond	4.0	4.0	4.0	4.0
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company estimates that the historical cost of the acquired shares represents the fair value of the investment (Level 3).
The senior unsecured public notes are carried at the outstanding balance, including bond discounts and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2015 based on bonds of similar terms and maturity (Level 2).
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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2015 and 2014:

	Domestic Plans		International Plans
	August 31,		August 31,
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$171.5	$151.5	$52.5	$40.2
Service cost	3.1	2.4	0.1	0.1
Interest cost	6.8	7.0	1.8	1.9
Amendments	10.5	—	—	—
Actuarial loss	7.6	17.6	0.5	8.6
Plan settlements	—	—	—	(0.1)
Benefits paid	(7.3)	(7.0)	(1.0)	(1.0)
Other	—	—	(4.1)	2.8
Benefit obligation at end of year	192.2	171.5	49.8	52.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$122.5	$105.7	$35.2	$30.1
Actual return on plan assets	0.7	15.1	(0.1)	2.9
Employer contributions	8.0	8.7	1.1	1.1
Benefits paid	(7.3)	(7.0)	(1.0)	(1.0)
Other	—	—	(2.6)	2.1
Fair value of plan assets at end of year	123.9	122.5	32.6	35.2
Funded status at the end of year	$(68.3)	$(49.0)	$(17.2)	$(17.3)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.5)	$(1.2)	$(0.1)	$—
Non-current liabilities	(66.8)	(47.8)	(17.1)	(17.3)
Net amount recognized in Consolidated Balance Sheets	$(68.3)	$(49.0)	$(17.2)	$(17.3)
Accumulated Benefit Obligation	$189.2	$170.7	$49.8	$52.3
Pre-tax amounts in accumulated other comprehensive income:
Prior service cost	$(13.9)	$(4.5)	$—	$—
Net actuarial loss	(71.1)	(57.5)	(19.4)	(20.5)
Amounts in accumulated other comprehensive income	$(85.0)	$(62.0)	$(19.4)	$(20.5)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$3.1	$0.8	$—	$—
Net actuarial loss	3.1	2.4	2.9	1.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2015, the domestic plans recognized $10.5 related to the following amendments to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan:

•
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

•
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

•
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

Components of net periodic pension cost for the fiscal years ended August 31, 2015, 2014, and 2013 included the following:

	Domestic Plans			International Plans
	2015	2014	2013	2015	2014	2013
Service cost	$3.1	$2.4	$3.4	$0.1	$0.1	$0.1
Interest cost	6.8	7.0	6.3	1.8	1.9	1.7
Expected return on plan assets	(9.2)	(8.0)	(7.1)	(1.8)	(2.0)	(1.5)
Amortization of prior service cost	1.4	0.8	0.7	—	—	—
Settlement	—	—	—	—	(0.1)	—
Recognized actuarial loss	2.2	2.0	4.4	1.9	1.1	1.8
Net periodic pension cost	$4.3	$4.2	$7.7	$2.0	$1.0	$2.1
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2015	2014	2015	2014
Discount rate	4.3%	4.0%	3.7%	3.6%
Rate of compensation increase	5.5%	5.5%	3.1%	3.1%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.0%	4.8%	3.8%	3.6%	4.5%	3.7%
Expected return on plan assets	7.5%	7.5%	7.5%	5.6%	6.2%	5.5%
Rate of compensation increase	5.5%	5.5%	5.5%	3.1%	3.3%	2.5%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $0.8 and $1.1 for domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.2 and $0.3 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2015, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2015, the international asset target allocation approximated 60% equity securities, 25% fixed income securities, 10% multi-strategy funds, and 5% real estate securities.
The Company’s pension plan asset allocation at August 31, 2015 and 2014 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2015	2014	2015	2014
Equity securities	55.8%	59.2%	64.1%	64.0%
Fixed income securities	39.1%	36.2%	21.5%	21.9%
Multi-strategy investments	—%	—%	9.5%	9.4%
Real estate	5.1%	4.6%	4.9%	4.7%
Total	100.0%	100.0%	100.0%	100.0%
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
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2015 and 2014:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2015	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$44.9	$44.9	$—	$—
Foreign equity fund	11.9	11.9	—	—
Real Estate Fund	6.3	—	—	6.3
Short-Term Fixed Income Investments	6.6	6.6	—	—
Fixed-Income Investments	41.8	—	41.8	—
Collective Trust: Domestic small cap equities	12.4	—	12.4	—
	$123.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2014	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$46.7	$46.7	$—	$—
Foreign equity fund	12.4	12.4	—	—
Real Estate Fund	5.6	—	—	5.6
Short-Term Fixed Income Investments	6.0	6.0	—	—
Fixed-Income Investments	38.3	—	38.3	—
Collective Trust: Domestic small cap equities	13.5	—	13.5	—
	$122.5
The following tables present the fair value of the international pension plan assets by major category as of August 31, 2015 and 2014:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2015	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$20.9	$—	$20.9	$—
Real Estate Fund	1.6	—	—	1.6
Multi-Strategy Investments	3.1	—	3.1	—
Fixed-Income Investments	7.0	—	7.0	—
	$32.6

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2014	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$22.5	$—	$22.5	$—
Real Estate Fund	1.7	—	—	1.7
Multi-Strategy Investments	3.3	—	3.3	—
Fixed-Income Investments	7.7	—	7.7	—
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2015 and 2014:

	Domestic Real Estate Fund
	Years Ended August 31,
	2015	2014
Balance, beginning of year	$5.6	$5.1
Net unrealized gain relating to instruments still held at the reporting date	0.5	0.3
Shares purchased, including from dividend reinvestment	0.2	0.2
Balance, end of year	$6.3	$5.6

	International Real Estate Fund
	Years Ended August 31,
	2015	2014
Balance, beginning of year	$1.7	$1.4
Purchases, sales, issuances, and settlements	(0.1)	0.3
Balance, end of year	$1.6	$1.7
The Company expects to contribute approximately $4.1 and $1.1 during fiscal 2016 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2016 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2016	$7.9	$1.0
2017	8.2	1.0
2018	13.2	1.0
2019	11.5	1.1
2020	9.6	1.1
2021-2025	57.8	5.9
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

The Company’s contributions to these plans were $0.5, $0.4, and $0.3 for the years ended August 31, 2015, 2014, and 2013, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $5.6, $5.3, and $4.7 for the years ended August 31, 2015, 2014, and 2013, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2015, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $17.0, which represented approximately 6.3% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2015 and 2014 consisted of the following:

	August 31,
	2015	2014
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	(1.6)	(2.1)
Industrial revenue bond due 2021	4.0	4.0
Total debt outstanding	$352.4	$351.9
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
The $4.0 industrial revenue bond matures in 2021. The interest rate on the $4.0 bond was approximately 0.1% at August 31, 2015 and 0.2% at August 31, 2014.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2015. As of August 31, 2015, the Company had outstanding letters of credit totaling $10.3, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.    Common Stock and Related Matters
(share data presented in whole units except where otherwise indicated)
Common Stock
Changes in common stock for the years ended August 31, 2015, 2014, and 2013 were as follows:

	Common Stock
	Shares	Amount
(Amounts and shares in millions)		(At par)
Balance at August 31, 2012	51.5	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.5	—
Balance at August 31, 2013	52.2	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2014	52.6	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2015	53.0	$0.5
As of August 31, 2015 and 2014, the Company had 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $420.2.
In September 2011, the Company's Board of Directors authorized the repurchase of two million shares of the Company's outstanding common stock. No shares have been repurchased under this plan.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2015 or 2014 and no shares of preferred stock are outstanding.
Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 44,000 and 41,000 were excluded from the diluted earnings per share calculation for the years ended August 31,

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 and 2014, respectively, as the effect of inclusion would have been antidilutive. Approximately 26,000 and 9,000 shares of restricted stock were excluded from the diluted earnings per share calculation for the years ended August 31, 2015 and 2014, respectively.
The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2015, 2014, and 2013:

	Years Ended August 31,
(Amounts and shares in millions, except earnings per share)	2015	2014	2013
Basic Earnings per Share:
Net income	$222.1	$175.8	$127.4
Less: Income attributable to participating securities	(1.0)	(1.6)	(2.0)
Net income available to common shareholders	$221.1	$174.2	$125.4
Basic weighted average shares outstanding	43.1	42.8	42.2
Basic earnings per share	$5.13	$4.07	$2.97
Diluted Earnings per Share:
Net income	$222.1	$175.8	$127.4
Less: Income attributable to participating securities	(1.0)	(1.6)	(2.0)
Net income available to common shareholders	$221.1	$174.2	$125.4
Basic weighted average shares outstanding	43.1	42.8	42.2
Common stock equivalents	0.3	0.2	0.3
Diluted weighted average shares outstanding	43.4	43.0	42.5
Diluted earnings per share	$5.09	$4.05	$2.95

9.    Share-Based Payments
(share data presented in whole units except where otherwise indicated)
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2013, the Company’s stockholders approved the Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (“2012 Plan”) to replace the Amended and Restated 2007 Acuity Brands, Inc. Long Term Incentive Plan (“2007 Plan”). An aggregate of 2.3 million shares are authorized for issuance under the new plan including 1.9 million previously issuable shares under the 2007 Plan and 400,000 newly authorized shares. In addition, 1.7 million shares that were previously approved by the Company’s stockholders and that are subject to outstanding awards granted under the 2007 Plan are issuable under the 2012 Plan.
In November 2001, the Company adopted the Acuity Brands, Inc., 2001 Nonemployee Directors’ Stock Option Plan (the “Directors’ Plan”), under which 300,000 shares were authorized for issuance. In January 2007, the Directors’ Plan was amended to provide that no further annual grants of stock options would be made to nonemployee directors. The Directors’ Plan expired on November 1, 2011. As of August 31, 2015, no previously approved options remained issuable under the Directors’ Plan.
Shares available for grant under all plans were approximately 1.8 million, 2.1 million, and 2.3 million at August 31, 2015, 2014, and 2013, respectively. Forfeited shares are returned to the pool of shares available for grant.
Restricted Stock Awards
As of August 31, 2015, the Company had approximately 501,000 shares outstanding of restricted stock to officers, directors, and other key employees under the 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $14.8, $14.2, and $13.2 in fiscal 2015, 2014, and 2013, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock awards during the fiscal year ended August 31, 2015 was as follows:

	Number of Shares (in millions)		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2014	0.5		$70.73
Granted	0.2		$156.35
Vested	(0.2)		$61.89
Forfeited	—	*	$86.55
Outstanding at August 31, 2015	0.5		$116.02
_______________________________________

*	Represents shares of less than 0.1.
As of August 31, 2015, there was $43.1 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended August 31, 2015, 2014, and 2013, was approximately $14.3, $13.0, and $13.4, respectively.
Stock Options
As of August 31, 2015, the Company had approximately 453,000 options outstanding to officers and other key employees under the 2012 Plan. Options issued under the 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vested and became exercisable one year from the date of grant. Options under the Directors' Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2015, there were no options outstanding under the Director’s Plan. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $2.4, $2.4, and $2.5 in fiscal 2015, 2014, and 2013, respectively. There was no expense related to the director plan in fiscal 2015, 2014, and 2013.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2015	2014	2013
Dividend yield	0.4%	0.7%	0.9%
Expected volatility	33.9%	38.4%	43.8%
Risk-free interest rate	1.5%	1.3%	0.8%
Expected life of options	4 years	5 years	5 years
Weighted-average fair value of options	$37.43	$34.37	$22.32

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years ended August 31, 2015, 2014, and 2013 was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2012	1.1		$36.25	1.0		$33.06
Granted	0.1		$62.54
Exercised	(0.4)		$30.72
Outstanding at August 31, 2013	0.8		$43.16	0.5		$38.00
Granted	0.1		$103.74
Exercised	(0.2)		$40.31
Outstanding at August 31, 2014	0.7		$50.58	0.5		$41.05
Granted	0.1		$135.63
Exercised	(0.3)		$39.35
Outstanding at August 31, 2015	0.5		$71.95	0.3		$51.05
Range of option exercise prices:
$00.00 - $40.00 (average life - 4.2 years)	—	*	$33.49	—	*	$33.49
$40.01 - $60.00 (average life - 5.6 years)	0.2		$48.28	0.2		$48.28
$60.01 - $80.00 (average life - 7.1 years)	0.1		$62.54	—	*	$62.54
$80.01 - $136.00 (average life - 8.7 years)	0.2		$121.36	—	*	$103.74
_______________________________________

*	Represents shares of less than 0.1.

The total intrinsic value of options exercised during the years ended August 31, 2015, 2014, and 2013 was $33.3, $16.3, and $19.2, respectively. As of August 31, 2015, the total intrinsic value of options outstanding was $55.6, the total intrinsic value of options expected to vest was $55.5, and the total intrinsic value of options exercisable was $42.2. As of August 31, 2015, there was $3.1 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan (“SDSP”) as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2015, approximately 13,000 fully vested share units remain deferred, but undistributed, under the 2012 Plan. There was no compensation expense related to these share units during fiscal years 2015, 2014, and 2013.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan ("2006 Plan"). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan ("2011 Plan"), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Shares available for issuance under both plans were approximately 400,000 at August 31, 2015, 2014, and 2013. As of August 31, 2015, approximately 134,000 share units were deferred, but undistributed, under the 2006 Plan and the 2011 Plan.
Compensation expense recognized related to the share units under these plans was $1.0 million, $0.8 million, and $0.8 million in fiscal 2015, 2014, and 2013, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2015. Employees may participate at their discretion.

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
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $14.2, $12.5, $9.8, $6.8, $4.7, and $4.7 for fiscal 2016, 2017, 2018, 2019, 2020, and after 2020, respectively.
Total rent expense was $16.0, $16.5, and $16.2 in fiscal 2015, 2014, and 2013, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2015 include $147.2 in fiscal 2016. As of August 31, 2015, the Company had no purchase obligations extending beyond August 31, 2016.
Collective Bargaining Agreements
Approximately 69% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 62% of the Company’s work force will expire within one year.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in product warranty and recall reserves (included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013
Balance at September 1	$8.5	$5.9	$4.0
Warranty and recall costs	16.1	19.5	14.3
Payments and other deductions	(15.0)	(16.9)	(12.4)
Balance at August 31	$9.6	$8.5	$5.9

11.    Special Charge
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
During fiscal 2013, the Company recorded a pre-tax special charge of $7.8 consisting of severance and employee-related costs of $7.6 and lease termination costs of $0.2, which are included in Special Charge in the Consolidated Statements of Comprehensive Income. During fiscal 2014, the Company recognized a reversal of pre-tax special charges of $0.2 due primarily to lower-than-anticipated costs related to severance and employee-related expenses of $0.6 partially offset by production transfer costs of $0.4. During fiscal 2015, the Company recognized a reversal of pre-tax special charges of $0.5 due primarily to lower-than-anticipated costs related to severance and employee-related expenses.
Fiscal 2015 Actions
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $12.9, consisting primarily of severance and employee-related costs of $11.9 as well as production transfer costs of $0.5 and lease termination costs of $0.5.
As of August 31, 2015, remaining reserves were $4.9 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2015 are summarized as follows:

	Fiscal 2013 Actions	Fiscal 2015 Actions	Total
Balance as of August 31, 2014	$0.8	$—	$0.8
Special charge	(0.5)	12.4	11.9
Payments made during the period	(0.3)	(7.5)	(7.8)
Balance as of August 31, 2015	$—	$4.9	$4.9

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2015	2014	2013
Provision for current federal taxes	$101.5	$77.1	$48.4
Provision for current state taxes	13.1	9.0	6.9
Provision for current foreign taxes	4.3	4.3	4.2
Provision for deferred taxes	2.6	(0.5)	6.2
Total provision for income taxes	$121.5	$89.9	$65.7
A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2015	2014	2013
Federal income tax computed at statutory rate	$120.3	$93.0	$67.6
State income tax, net of federal income tax benefit	8.6	6.7	4.8
Foreign permanent differences and rate differential	(1.4)	(1.0)	(1.1)
Other, net	(6.0)	(8.8)	(5.6)
Total provision for income taxes	$121.5	$89.9	$65.7
Components of the net deferred income taxes at August 31, 2015 and 2014 include:

	August 31,
	2015	2014
Deferred Income Tax Liabilities:
Depreciation	$(9.6)	$(6.1)
Goodwill and intangibles	(105.1)	(101.8)
Other liabilities	(4.2)	(5.3)
Total deferred income tax liabilities	(118.9)	(113.2)
Deferred Income Tax Assets:
Self-insurance	3.9	3.8
Pension	29.2	21.1
Deferred compensation	27.5	27.0
Bonuses	1.7	1.3
Net operating losses	15.7	18.1
Other accruals not yet deductible	18.8	15.9
Other assets	8.9	5.7
Total deferred income tax assets	105.7	92.9
Valuation Allowance	(15.0)	(13.6)
Net deferred income tax liabilities	$(28.2)	$(33.9)
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $68.6 at August 31, 2015; however, this amount could fluctuate due to changes in business, economic, or other conditions. Earnings is the most significant component of the basis difference which is indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2015, the Company had state tax credit carryforwards of approximately $1.2, which will expire between 2018 and 2024. At August 31, 2015, the Company had federal net operating loss carryforwards of $25.7 that expire beginning in 2027, state net operating loss carryforwards of $17.0 that begin expiring in 2028, and foreign net operating loss carryforwards of $23.8 that begin expiring in 2016.
The gross amount of unrecognized tax benefits as of August 31, 2015 and 2014 totaled $4.5 and $3.0, respectively, which includes $3.3 and $2.2, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2011 or for foreign income tax examinations before 2009. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2015 and 2014 is as follows:

	2015	2014
Unrecognized tax benefits balance at September 1	$3.0	$5.0
Additions based on tax positions related to the current year	0.8	0.4
Additions for tax positions of prior years	1.5	—
Reductions for tax positions of prior years	—	(0.6)
Reductions due to settlements	—	—
Reductions due to lapse of statute of limitations	(0.8)	(1.8)
Unrecognized tax benefits balance at August 31	$4.5	$3.0
Total accrued interest was $0.7 and $0.5 as of August 31, 2015 and 2014, respectively. There were no accruals related to income tax penalties during fiscal 2015. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

13.    Subsequent Event
Distech Controls Acquisition
On September 1, 2015, subsequent to year-end, using cash on hand, the Company acquired all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. The terms of the agreement reflect a cash purchase price totaling $318.0 Canadian dollars, or approximately $255.0 U.S. dollars. Subsequent to the announcement of the transaction in March 2015, Distech Controls discovered shipments by it and its subsidiaries during the past five years of standard commercial building control products directly or indirectly to customers in a country that may constitute violations of U.S. and Canadian sanctions or export regulations, including those administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Export Controls Division of the Canadian Department of Foreign Affairs, Trade and Development ("DFATD") . Distech Controls estimates that it received total revenue of approximately $0.3 from these shipments. Distech Controls has voluntarily self-reported the potential violations to OFAC and DFATD and retained outside counsel that conducted an investigation of the matter and filed a full voluntary disclosure with these agencies. Now that the Company has acquired Distech Controls, the Company has greater access to information regarding Distech Controls’ prior operations and will continue to assess the matter and implement related ongoing compliance and remediation efforts.
The Company intends to fully cooperate with respect to any investigations by governmental agencies of the potential violations. Distech Controls has represented to the Company that Distech Controls has substantially completed its investigation into the potential violations and that it has provided the Company with all relevant facts identified to date that are material to this matter. The former shareholders of Distech Controls have also jointly agreed to indemnify the Company for damages, if any, as a result of, in respect of, connected with or arising out of the potential violations or any inaccuracy or breach of the representations made by Distech Controls to the Company related thereto, up to a specified aggregate amount, which is not material to the Company's consolidated financial statements. These indemnity obligations are supported by an escrow account containing proceeds from the transaction equal to the specified aggregate amount. The Company currently believes that this indemnity will be sufficient to cover any damages related to the potential violations and the costs and expenses related to the investigation thereof and any

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related remedial actions. The Company therefore does not expect this matter to have a material adverse effect on the business, financial condition, cash flow, or results of operations of the Company. There can be no assurance, however, that actual damages, costs and expenses will not be in excess of the indemnity or that the Company and its affiliates will not be subject to other damages, including but not limited to damage to the Company's reputation or monetary or non-monetary penalties as permitted under applicable trade laws, that may not be fully covered by the indemnity.
Due to the volatility in exchange rates, the Company entered into a foreign currency contracts in an effort to mitigate nearly all of the foreign currency exposure associated with the Canadian dollar purchase price.  In accordance with U.S. GAAP, a firm commitment to enter into a business combination shall not be designated as a hedged item. As such, the net pre-tax loss on these contracts totaling $2.6 was recognized in Miscellaneous (Income) Expense, net within the Consolidated Statements of Comprehensive Income.

14.    Supplemental Disaggregated Information
The Company has one reportable segment. Sales of lighting solutions, excluding services, accounted for approximately 99% of total consolidated net sales for Acuity Brands in fiscal 2015, 2014, and 2013. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2015	2014	2013
Net sales(1)
Domestic(2)	$2,450.1	$2,155.0	$1,854.9
International	256.6	238.5	234.2
Total	$2,706.7	$2,393.5	$2,089.1
Operating profit
Domestic(2)	$364.0	$287.8	$207.2
International	12.3	11.3	14.3
Total	$376.3	$299.1	$221.5
Income before Provision for Income Taxes
Domestic(2)	$329.4	$257.1	$181.2
International	14.2	8.6	11.9
Total	$343.6	$265.7	$193.1
Long-lived assets(3)
Domestic(2)	$179.1	$147.8	$144.4
International	25.6	31.2	30.9
Total	$204.7	$179.0	$175.3
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the 100% owned and principal operating subsidiary of the Company, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote for further information.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$479.9	$—	$—	$276.9	$—	$756.8
Accounts receivable, net	—	365.5	—	46.2	—	411.7
Inventories	—	208.6	—	16.2	—	224.8
Other current assets	8.0	27.0	—	8.2	—	43.2
Total Current Assets	487.9	601.1	—	347.5	—	1,436.5
Property, Plant, and Equipment, net	0.3	139.8	—	34.5	—	174.6
Goodwill	—	524.2	2.7	38.1	—	565.0
Intangible assets	—	87.4	117.3	18.7	—	223.4
Deferred income taxes	35.5	—	—	3.9	(36.4)	3.0
Other long-term assets	1.3	23.8	—	2.0	—	27.1
Investments in and amounts due from affiliates	934.7	333.5	168.5	—	(1,436.7)	—
Total Assets	$1,459.7	$1,709.8	$288.5	$444.7	$(1,473.1)	$2,429.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.9	$291.6	$—	$18.6	$—	$311.1
Accrued liabilities	20.4	162.7	—	26.7	—	209.8
Total Current Liabilities	21.3	454.3	—	45.3	—	520.9
Long-Term Debt	—	352.4	—	—	—	352.4
Deferred Income Taxes	—	90.7	—	—	(36.4)	54.3
Other Long-Term Liabilities	78.4	42.7	—	20.9	—	142.0
Amounts due to affiliates	—	—	—	77.5	(77.5)	—
Total Stockholders’ Equity	1,360.0	769.7	288.5	301.0	(1,359.2)	1,360.0
Total Liabilities and Stockholders’ Equity	$1,459.7	$1,709.8	$288.5	$444.7	$(1,473.1)	$2,429.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$516.0	$3.1	$—	$33.4	$—	$552.5
Accounts receivable, net	—	331.0	—	42.4	—	373.4
Inventories	—	196.8	—	15.2	—	212.0
Other current assets	9.4	31.3	—	7.8	—	48.5
Total Current Assets	525.4	562.2	—	98.8	—	1,186.4
Property, Plant, and Equipment, net	0.4	121.4	—	30.7	—	152.5
Goodwill	—	524.2	2.7	42.5	—	569.4
Intangible assets	—	86.6	121.5	23.5	—	231.6
Deferred income taxes	33.4	—	—	0.1	(30.5)	3.0
Other long-term assets	1.2	16.6	—	5.7	—	23.5
Investments in and amounts due from subsidiaries	692.6	130.2	142.3	—	(965.1)	—
Total Assets	$1,253.0	$1,441.2	$266.5	$201.3	$(995.6)	$2,166.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.1	$268.2	$—	$18.1	$—	$287.4
Other accrued liabilities	25.0	129.5	—	28.6	—	183.1
Total Current Liabilities	26.1	397.7	—	46.7	—	470.5
Long-Term Debt	—	351.9	—	—	—	351.9
Deferred Income Taxes	—	88.9	—	—	(30.5)	58.4
Other Long-Term Liabilities	63.4	34.4	—	24.3	—	122.1
Amounts due to affiliates	—	—	—	52.3	(52.3)	—
Total Stockholders’ Equity	1,163.5	568.3	266.5	78.0	(912.8)	1,163.5
Total Liabilities and Stockholders’ Equity	$1,253.0	$1,441.2	$266.5	$201.3	$(995.6)	$2,166.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,446.9	$—	$259.8	$—	$2,706.7
Intercompany sales	—	—	41.2	105.5	(146.7)	—
Total Sales	—	2,446.9	41.2	365.3	(146.7)	2,706.7
Cost of Products Sold	—	1,388.0	—	276.5	(103.4)	1,561.1
Gross Profit	—	1,058.9	41.2	88.8	(43.3)	1,145.6
Selling, Distribution, and Administrative Expenses	34.0	684.4	4.0	77.8	(43.3)	756.9
Intercompany charges	(45.4)	39.7	—	5.7	—	—
Special Charge	—	12.4	—	—	—	12.4
Operating Profit	11.4	322.4	37.2	5.3	—	376.3
Interest expense (income), net	9.9	21.8	—	(0.2)	—	31.5
Equity earnings in subsidiaries	(221.2)	(5.2)	—	—	226.4	—
Miscellaneous (income) expense, net	—	2.8	—	(1.6)	—	1.2
Income (Loss) before Provision for Income Taxes	222.7	303.0	37.2	7.1	(226.4)	343.6
Provision for Income Taxes	0.6	103.5	14.9	2.5	—	121.5
Net Income (Loss)	222.1	199.5	22.3	4.6	(226.4)	222.1

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(24.0)	(24.0)	—	—	24.0	(24.0)
Defined Benefit Pension Plans, net	(14.5)	6.3	—	0.5	(6.8)	(14.5)
Other Comprehensive Income (Expense) Items after Provision for Income Taxes	(38.5)	(17.7)	—	0.5	17.2	(38.5)
Other Comprehensive Income (Expense)	$183.6	$181.8	$22.3	$5.1	$(209.2)	$183.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,150.6	$—	$242.9	$—	$2,393.5
Intercompany sales	—	—	37.2	94.8	(132.0)	—
Total Sales	—	2,150.6	37.2	337.7	(132.0)	2,393.5
Cost of Products Sold	—	1,255.5	—	250.5	(91.7)	1,414.3
Gross Profit	—	895.1	37.2	87.2	(40.3)	979.2
Selling, Distribution, and Administrative Expenses	27.8	612.5	4.1	76.2	(40.3)	680.3
Intercompany charges	(39.6)	34.7	—	4.9	—	—
Special Charges	—	(0.2)	—	—	—	(0.2)
Operating Profit	11.8	248.1	33.1	6.1	—	299.1
Interest expense (income), net	10.0	22.2	—	(0.1)	—	32.1
Equity earnings in subsidiaries	(174.2)	(4.0)	—	—	178.2	—
Miscellaneous (income) expense, net	—	(1.6)	—	1.8	1.1	1.3
Income (Loss) before Provision for Income Taxes	176.0	231.5	33.1	4.4	(179.3)	265.7
Provision for Income Taxes	0.2	75.5	13.1	1.1	—	89.9
Net Income (Loss)	175.8	156.0	20.0	3.3	(179.3)	175.8

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	0.7	0.7	—	—	(0.7)	0.7
Defined Benefit Pension Plans, net	(10.0)	(3.7)	—	(5.2)	8.9	(10.0)
Other Comprehensive Income (Expense) Items after Provision for Income Taxes	(9.3)	(3.0)	—	(5.2)	8.2	(9.3)
Other Comprehensive Income (Expense)	$166.5	$153.0	$20.0	$(1.9)	$(171.1)	$166.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,851.4	$—	$237.7	$—	$2,089.1
Intercompany sales	—	—	31.8	85.0	(116.8)	—
Total Sales	—	1,851.4	31.8	322.7	(116.8)	2,089.1
Cost of Products Sold	—	1,088.6	—	247.9	(85.0)	1,251.5
Gross Profit	—	762.8	31.8	74.8	(31.8)	837.6
Selling, Distribution, and Administrative Expenses	28.0	542.6	2.9	65.9	(31.8)	607.6
Intercompany charges	(37.5)	32.8	—	4.7	—	—
Special Charge	—	6.5	—	2.0	—	8.5
Operating Profit	9.5	180.9	28.9	2.2	—	221.5
Interest expense (income), net	9.4	22.1	—	(0.3)	—	31.2
Equity earnings in subsidiaries	(127.4)	(2.1)	—	—	129.5	—
Miscellaneous income, net	—	(1.0)	—	(1.8)	—	(2.8)
Income (Loss) before Provision for Income Taxes	127.5	161.9	28.9	4.3	(129.5)	193.1
Provision for Income Taxes	0.1	51.5	11.6	2.5	—	65.7
Net Income (Loss)	127.4	110.4	17.3	1.8	(129.5)	127.4

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(1.9)	(1.9)	—	—	1.9	(1.9)
Defined Benefit Pension Plans, net	24.0	17.3	—	7.2	(24.5)	24.0
Other Comprehensive Income (Expense) Items after Provision for Income Taxes	22.1	15.4	—	7.2	(22.6)	22.1
Other Comprehensive Income (Expense)	$149.5	$125.8	$17.3	$9.0	$(152.1)	$149.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$212.1	$55.2	$—	$21.6	$—	$288.9
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(41.9)	—	(14.6)	—	(56.5)
Proceeds from sale of property, plant, and equipment	—	1.3	—	—	—	1.3
Investments in subsidiaries	(254.7)	(245.2)	—	—	499.9	—
Acquisitions of businesses and intangible assets	—	(14.6)	—	—	—	(14.6)
Other investing activities	—	(2.6)	—	—	—	(2.6)
Net Cash (Used for) Provided by Investing Activities	(254.7)	(303.0)	—	(14.6)	499.9	(72.4)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	11.6	—	—	—	—	11.6
Excess tax benefits from share-based payments	17.6	—	—	—	—	17.6
Intercompany capital	—	245.2	—	254.7	(499.9)	—
Dividends paid	(22.7)	—	—	—	—	(22.7)
Other financing activities	—	—	—	(10.4)	—	(10.4)
Net Cash Provided by (Used for) Financing Activities	6.5	245.2	—	244.3	(499.9)	(3.9)
Effect of Exchange Rate Changes on Cash	—	(0.5)	—	(7.8)	—	(8.3)
Net Change in Cash and Cash Equivalents	(36.1)	(3.1)	—	243.5	—	204.3
Cash and Cash Equivalents at Beginning of Year	516.0	3.1	—	33.4	—	552.5
Cash and Cash Equivalents at End of Year	$479.9	$—	$—	$276.9	$—	$756.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2013
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by (Used for) Operating Activities	$83.7	$46.4	$—	$14.3	$(12.1)	$132.3
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(0.4)	(36.9)	—	(3.3)	—	(40.6)
Proceeds from sale of property, plant, and equipment	—	7.6	—	—	—	7.6
Investments in subsidiaries	—	(13.1)	—	—	13.1	—
Acquisition of business	—	(3.7)	—	(21.8)	—	(25.5)
Net Cash (Used for) Provided by Investing Activities	(0.4)	(46.1)	—	(25.1)	13.1	(58.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	14.9	—	—	—	—	14.9
Excess tax benefits from share-based payments	8.6	—	—	—	—	8.6
Intercompany dividends	—	—	—	(12.1)	12.1	—
Intercompany capital	—	—	—	13.1	(13.1)	—
Dividends paid	(22.4)	—	—	—	—	(22.4)
Net Cash Provided by (Used for) Financing Activities	1.1	—	—	1.0	(1.0)	1.1
Effect of Exchange Rate Changes on Cash	—	0.5	—	(0.8)	—	(0.3)
Net Change in Cash and Cash Equivalents	84.4	0.8	—	(10.6)	—	74.6
Cash and Cash Equivalents at Beginning of Year	246.6	—	—	37.9	—	284.5
Cash and Cash Equivalents at End of Year	$331.0	$0.8	$—	$27.3	$—	$359.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$647.4	$616.1	$683.7	$759.5
Gross Profit	$273.0	$255.7	$295.6	$321.3
Net Income	$51.1	$46.4	$64.5	$60.1
Basic Earnings per Share	$1.18	$1.07	$1.49	$1.39
Diluted Earnings per Share	$1.17	$1.07	$1.48	$1.37

	Fiscal Year 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$574.7	$546.2	$603.9	$668.7
Gross Profit	$237.1	$215.2	$243.4	$283.5
Net Income	$44.5	$32.7	$43.8	$54.8
Basic Earnings per Share	$1.03	$0.76	$1.01	$1.27
Diluted Earnings per Share	$1.03	$0.75	$1.01	$1.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2015. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of August 31, 2015 at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2015 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
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
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2015 Summary Compensation Table, Fiscal 2015 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2015 Year-End, Option Exercises and Stock Vested in Fiscal 2015, Pension Benefits in Fiscal 2015, Fiscal 2015 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2016, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	34
	Reports of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets as of August 31, 2015 and 2014	37
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2015, 2014, and 2013	38
	Consolidated Statements of Cash Flows for the years ended August 31, 2015, 2014, and 2013	39
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2015, 2014, and 2013	40
	Notes to Consolidated Financial Statements	41
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	88
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

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of October 2, 2015.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 7, 2015, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
	(2)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
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
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 28, 2014, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Acuity Brands, Inc. Executives' Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant's Form 8-K as filed with the Commission on December 14, 2001, which is incorporated here in by reference.
	(14)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(15)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.

(16)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(17)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(26)	Form of Amended and restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(27)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(28)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(29)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(30)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.

(31)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(33)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(34)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(35)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(36)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(37)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(38)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(40)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(41)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(42)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(43)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
(44)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(45)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.

(46)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(49)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(50)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(51)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(52)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(53)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(54)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(55)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(56)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(57)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-K.
(58)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(59)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(60)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(61)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.

	(62)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(63)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
	(64)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
	(65)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
	(66)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2015, filed on October 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2015, 2014, and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2015, 2014, and 2013, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2015, 2014, and 2013 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 27, 2015	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 27, 2015
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 27, 2015
Richard K. Reece

	*	Director	October 27, 2015
W. Patrick Battle

	*	Director	October 27, 2015
Peter C. Browning

	*	Director	October 27, 2015
George C. (Jack) Guynn

	*	Director	October 27, 2015
James H. Hance, Jr.

	*	Director	October 27, 2015
Gordon D. Harnett

	*	Director	October 27, 2015
Robert F. McCullough

	*	Director	October 27, 2015
Julia B. North

	*	Director	October 27, 2015
Dominic J. Pileggi

	*	Director	October 27, 2015
Ray M. Robinson

	*	Director	October 27, 2015
Norman H. Wesley

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 27, 2015
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2015, 2014, and 2013
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2015
Reserve for doubtful accounts	$1.9	0.1	—	0.7	$1.3
Reserve for estimated product returns, net	$4.3	44.7	—	42.8	$6.2
Reserve for estimated cash discounts	$2.7	21.7	—	21.4	$3.0
Reserve for estimated other deductions	$1.3	9.1	—	9.1	$1.3
Deferred tax asset valuation allowance	$13.6	(0.4)	1.8	—	$15.0
Year Ended August 31, 2014
Reserve for doubtful accounts	$1.5	0.8	—	0.4	$1.9
Reserve for estimated product returns, net	$1.5	35.9	—	33.1	$4.3
Reserve for estimated cash discounts	$2.2	19.5	—	19.0	$2.7
Reserve for estimated other deductions	$1.0	7.4	—	7.1	$1.3
Deferred tax asset valuation allowance	$12.4	0.4	0.8	—	$13.6
Year Ended August 31, 2013
Reserve for doubtful accounts	$1.4	0.2	—	0.1	$1.5
Reserve for estimated product returns, net	$1.3	24.1	—	23.9	$1.5
Reserve for estimated cash discounts	$1.8	17.4	—	17.0	$2.2
Reserve for estimated other deductions	$0.8	7.4	—	7.2	$1.0
Deferred tax asset valuation allowance	$10.2	1.1	1.1	—	$12.4