Form 10-Q
period 2015-11-30
ACUITY BRANDS INC
filed 2016-01-08
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015.
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
Common stock — $0.01 par value — 43,793,143 shares as of January 5, 2016.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	November 30, 2015	August 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$560.2	$756.8
Accounts receivable, less reserve for doubtful accounts of $1.4 and $1.3 as of November 30, 2015 and August 31, 2015, respectively	415.7	411.7
Inventories	242.3	224.8
Prepayments and other current assets	37.0	20.1
Total Current Assets	1,255.2	1,413.4
Property, Plant, and Equipment, at cost:
Land	7.7	6.7
Buildings and leasehold improvements	141.2	128.4
Machinery and equipment	404.6	391.9
Total Property, Plant, and Equipment	553.5	527.0
Less — Accumulated depreciation and amortization	362.2	352.4
Property, Plant, and Equipment, net	191.3	174.6
Other Assets:
Goodwill	728.0	565.0
Intangible assets, net	303.0	223.4
Deferred income taxes	3.4	3.5
Other long-term assets	25.4	27.1
Total Other Assets	1,059.8	819.0
Total Assets	$2,506.3	$2,407.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$329.1	$311.1
Accrued compensation	34.0	78.2
Other accrued liabilities	149.6	131.6
Total Current Liabilities	512.7	520.9
Long-Term Debt	352.4	352.4
Accrued Pension Liabilities, less current portion	81.7	83.9
Deferred Income Taxes	57.3	31.7
Self-Insurance Reserves, less current portion	7.4	6.9
Other Long-Term Liabilities	59.9	51.2
Total Liabilities	1,071.4	1,047.0
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,229,382 issued and 43,510,127 outstanding at November 30, 2015; 53,024,284 issued and 43,305,029 outstanding at August 31, 2015	0.5	0.5
Paid-in capital	812.1	797.1
Retained earnings	1,155.7	1,093.0
Accumulated other comprehensive loss	(113.2)	(110.4)
Treasury stock, at cost, 9,719,255 shares at November 30, 2015 and August 31, 2015	(420.2)	(420.2)
Total Stockholders’ Equity	1,434.9	1,360.0
Total Liabilities and Stockholders’ Equity	$2,506.3	$2,407.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2015	November 30, 2014
Net Sales	$736.6	$647.4
Cost of Products Sold	417.2	374.4
Gross Profit	319.4	273.0
Selling, Distribution, and Administrative Expenses	206.6	176.3
Special Charge	0.4	10.0
Operating Profit	112.4	86.7
Other Expense (Income):
Interest Expense, net	7.9	7.9
Miscellaneous Income, net	(0.7)	(0.9)
Total Other Expense	7.2	7.0
Income before Provision for Income Taxes	105.2	79.7
Provision for Income Taxes	36.8	28.6
Net Income	$68.4	$51.1

Earnings Per Share:
Basic Earnings per Share	$1.58	$1.18
Basic Weighted Average Number of Shares Outstanding	43.3	43.0
Diluted Earnings per Share	$1.57	$1.17
Diluted Weighted Average Number of Shares Outstanding	43.6	43.3
Dividends Declared per Share	$0.13	$0.13

Comprehensive Income:
Net Income	$68.4	$51.1
Other Comprehensive Income (Expense) Items:
Foreign currency translation adjustments	(4.2)	(7.2)
Defined benefit pension plans, net of tax	1.4	(0.1)
Other Comprehensive Expense, net of tax	(2.8)	(7.3)
Comprehensive Income	$65.6	$43.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30,
	2015	2014
Cash Provided by (Used for) Operating Activities:
Net income	$68.4	$51.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14.3	11.3
Share-based compensation expense	6.4	4.1
Excess tax benefits from share-based payments	(13.9)	(9.2)
Gain on the sale or disposal of property, plant, and equipment	(1.1)	—
Deferred income taxes	—	0.4
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	12.4	(0.7)
Inventories	(13.6)	(2.9)
Prepayments and other current assets	(13.6)	(8.8)
Accounts payable	10.8	(8.8)
Other current liabilities	(15.8)	6.7
Other	(3.2)	3.5
Net Cash Provided by Operating Activities	51.1	46.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(23.1)	(18.5)
Proceeds from sale of property, plant, and equipment	2.1	—
Acquisition of business, net of cash acquired	(239.2)	—
Net Cash Used for Investing Activities	(260.2)	(18.5)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.0	4.9
Excess tax benefits from share-based payments	13.9	9.2
Dividends paid	(5.7)	(5.6)
Other financing activities	—	(3.2)
Net Cash Provided by Financing Activities	14.2	5.3
Effect of Exchange Rate Changes on Cash	(1.7)	(3.0)
Net Change in Cash and Cash Equivalents	(196.6)	30.5
Cash and Cash Equivalents at Beginning of Period	756.8	552.5
Cash and Cash Equivalents at End of Period	$560.2	$583.0
Supplemental Cash Flow Information:
Income taxes paid during the period	$11.4	$17.1
Interest paid during the period	$11.4	$10.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company’s lighting and energy management solutions include devices such as luminaires, lighting and building controls, lighting components, power supplies, prismatic skylights, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption. Additionally, the Company continues to expand its solutions portfolio for both indoor and outdoor applications in an effort to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid. The Company has one reportable segment serving the North American and select international markets.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries. References made to years are for fiscal year periods.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2015, the consolidated statements of comprehensive income for the three months ended November 30, 2015 and 2014, and the consolidated cash flows for the three months ended November 30, 2015 and 2014. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2015 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full fiscal year because the net sales and net income of the Company historically have been higher in the second half of its fiscal year and because, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2016.

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
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period, except for the reclassification of current deferred income tax assets resulting from the adoption of Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which is discussed further in the New Accounting Pronouncements footnote.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Acquisitions and Investments
Distech Controls Acquisition
On September 1, 2015, using cash on hand, the Company acquired for approximately $240 all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. Distech Controls generates annual revenues of approximately $80 Canadian Dollars. The operating results of Distech Controls have been included in the Company's consolidated financial statements since the date of acquisition. Preliminary amounts related to the acquisition accounting are reflected in the Consolidated Balance Sheets as of November 30, 2015. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
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
Acquisitions Subsequent to Quarter-end
Juno Lighting Acquisition
On December 10, 2015, using cash on hand, the Company acquired for approximately $380 all of the equity interests of Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois. Juno Lighting generates annual revenues of approximately $250.
Geometri Acquisition
On December 9, 2015, using cash on hand, the Company acquired all of the equity interests of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.

4.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2016
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), requiring that all tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company early adopted ASU 2015-17, which resulted in the reclassification of $23.1 from current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets as of August 31, 2015.
Accounting Standards Yet to Be Adopted
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company determines fair value measurements based on the assumptions a market participant would use in pricing the asset or liability. Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of November 30, 2015 and August 31, 2015:

	Fair Value Measurements as of:
	November 30, 2015		August 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$560.2	$560.2	$756.8	$756.8
Other	0.5	0.5	0.5	0.5
Liabilities:
Other	$0.5	$0.5	$0.5	$0.5

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
The Company used quoted market prices to determine the fair value of Level 1 assets and liabilities. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2015 and August 31, 2015:

	November 30, 2015		August 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$8.0	$8.0	$8.0	$8.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.4	$378.0	$348.4	$386.4
Industrial revenue bond	4.0	4.0	4.0	4.0
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
The tax-exempt industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2015 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $5.0 and $2.9 during the three months ended November 30, 2015 and 2014, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $19.6 in fiscal 2016, $19.3 in fiscal 2017, $19.3 in fiscal 2018, $19.3 in fiscal 2019, and $18.9 in fiscal 2020. Since the Juno and Geometri acquisitions were not completed as of November 30, 2015, these projections exclude any impact to amortization expense related to potential intangible assets associated with those transactions.
During the three months ended November 30, 2015, as a result of the Distech Controls acquisition, the Company recorded a customer relationships intangible asset of approximately $39.5, with a weighted-average useful life of 12 years, and a patented technology intangible asset of approximately $32.0, with a weighted-average useful life of approximately 7 years. The Company also recorded an indefinite-lived tradename intangible asset of approximately $14.1. The acquisition accounting and the related useful lives and amortization expense are preliminary as the Company continues to gather information related to the identification and valuation of intangible assets acquired.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The change in the carrying amount of goodwill during the three months ended November 30, 2015 is summarized as follows:

Balance at August 31, 2015	$565.0
Addition from acquired business	163.9
Foreign currency translation adjustments	(0.9)
Balance at November 30, 2015	$728.0
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	November 30, 2015	August 31, 2015
Raw materials, supplies, and work in process(1)	$131.1	$125.7
Finished goods	127.7	113.9
	258.8	239.6
Less: Reserves	(16.5)	(14.8)
Total Inventory	$242.3	$224.8
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

Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, restricted stock awards (unvested share-based payment awards without a right to receive nonforfeitable dividends) were vested, and other distributions related to deferred stock agreements were incurred. Stock options of approximately 28,133 and 76,617 for the three months ended November 30, 2015 and 2014, respectively, were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive. Restricted stock shares of 45,555 and 37,429 were excluded from the diluted earnings per share calculation for the three months ended November 30, 2015, and 2014, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30, 2015	November 30, 2014
Basic Earnings per Share:
Net income	$68.4	$51.1
Less: Income attributable to participating securities	(0.1)	(0.3)
Net income available to common shareholders	$68.3	$50.8
Basic weighted average shares outstanding	43.3	43.0
Basic earnings per share	$1.58	$1.18
Diluted Earnings per Share:
Net income	$68.4	$51.1
Less: Income attributable to participating securities	(0.1)	(0.3)
Net income available to common shareholders	$68.3	$50.8
Basic weighted average shares outstanding	43.3	43.0
Common stock equivalents	0.3	0.3
Diluted weighted average shares outstanding	43.6	43.3
Diluted earnings per share	$1.57	$1.17

9.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2015	$(42.1)	$(68.3)	$(110.4)
Other Comprehensive Expense before reclassifications	(4.2)	—	(4.2)
Amounts reclassified from accumulated other comprehensive income	—	1.4	1.4
Net current-period Other Comprehensive Income (Expense)	(4.2)	1.4	(2.8)
Balance at November 30, 2015	$(46.3)	$(66.9)	$(113.2)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (expense) for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30, 2015				November 30, 2014
	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(4.2)		$—	$(4.2)	$(7.2)		$—	$(7.2)
Defined Benefit Pension Plans:
Actuarial gain or loss	—		—	—	(1.3)		0.3	(1.0)
Amortization of defined benefit pension items:
Prior service cost	0.8	(1)	(0.2)	0.6	0.2	(1)	(0.1)	0.1
Actuarial losses	1.2	(1)	(0.4)	0.8	1.1	(1)	(0.3)	0.8
Total Defined Benefit Pension Plans, net	2.0		(0.6)	1.4	—		(0.1)	(0.1)
Other Comprehensive Expense	$(2.2)		$(0.6)	$(2.8)	$(7.2)		$(0.1)	$(7.3)
_______________________________________

(1)
These accumulated other comprehensive income components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

10.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature and all amounts outstanding will be due and payable on August 27, 2019.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. As of November 30, 2015, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At November 30, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of November 30, 2015, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility.
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
Notes
At November 30, 2015, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. Further discussion of the Company’s debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended
	November 30, 2015	November 30, 2014
Interest expense	$8.3	$8.1
Interest income	(0.4)	(0.2)
Interest expense, net	$7.9	$7.9

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2015, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Trade Compliance Matter
Prior to the close of the acquisition, Distech Controls discovered shipments by it and its subsidiaries during the past five years of standard commercial building control products directly or indirectly to customers in a country that may constitute violations of U.S. and Canadian sanctions or export regulations, including those administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Export Controls Division of the Canadian Department of Foreign Affairs, Trade and Development ("DFATD"). Distech estimates that it received total revenue of approximately $0.3 from these shipments. Distech Controls has voluntarily self-reported the potential violations to OFAC and DFATD and retained outside counsel that conducted an investigation of the matter and filed a full voluntary disclosure with these agencies. Now that the Company has acquired Distech Controls, the Company has greater access to information regarding Distech Controls’ prior operations and will continue to assess the matter and implement related ongoing compliance and remediation efforts.
The Company intends to fully cooperate with respect to any investigations by governmental agencies of the potential violations. The former shareholders of Distech Controls have jointly agreed to indemnify the Company for damages, if any, as a result of, in respect of, connected with or arising out of the potential violations or any inaccuracy or breach of the representations made by Distech Controls to the Company related thereto, up to a specified aggregate amount, which is not material to the Company's consolidated financial statements. These indemnity obligations are supported by an escrow account containing proceeds from the transaction equal to the specified aggregate amount. The Company currently believes that this indemnity will be sufficient to cover any damages related to the potential violations and the costs and expenses related to the investigation thereof and any related remedial actions. The Company therefore does not expect this matter to have a material adverse effect on the business, financial condition, cash flow, or results of operations of the Company. There can be no assurance, however, that actual damages, costs and expenses will not be in excess of the indemnity or that the Company and its affiliates will not be subject to other damages, including but not limited to damage to the Company's reputation or monetary or non-monetary penalties as permitted under applicable trade laws, that may not be fully covered by the indemnity. Estimated liabilities for legal fees as well as potential fines or penalties related to this matter are included in Other accrued liabilities within the Consolidated Balance Sheets.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows.
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the three months ended November 30, 2015 and 2014 are summarized as follows:

	Three Months Ended
	November 30,
	2015	2014
Beginning of period	$9.6	$8.5
Warranty and recall costs	6.9	3.0
Payments and other deductions	(4.9)	(3.3)
End of period	$11.6	$8.2

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Each of these award programs is more fully discussed within the Company’s Form 10-K. The Company recorded $6.4 and $4.1 of share-based expense for the three months ended November 30, 2015 and 2014, respectively. Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow and were $13.9 and $9.2 for the three months ended November 30, 2015 and 2014, respectively. New shares issued upon exercise of stock options were 117,289 and 123,857 for the three months ended November 30, 2015 and 2014, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2015 and 2014 included the following components before tax:

	Three Months Ended
	November 30, 2015	November 30, 2014
Service cost	$0.9	$0.8
Interest cost	2.3	2.1
Expected return on plan assets	(2.7)	(2.8)
Amortization of prior service cost	0.8	0.2
Recognized actuarial loss	1.2	1.1
Net periodic pension cost	$2.5	$1.4

14.	Special Charge
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $12.9, consisting primarily of severance and employee-related costs of $11.9 as well as production transfer costs of $0.5 and lease termination costs of $0.5. During fiscal 2016, the Company recognized additional severance and employee-related costs of $0.4.
As of November 30, 2015, remaining severance reserves were $2.3 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the three months ended November 30, 2015 are summarized as follows:

Balance at August 31, 2015	$4.9
Special charge	0.4
Payments made during the period	(3.0)
Balance at November 30, 2015	$2.3

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$518.8	$—	$—	$41.4	$—	$560.2
Accounts receivable, net	—	358.6	—	57.1	—	415.7
Inventories	—	220.4	—	21.9	—	242.3
Other current assets	11.5	11.0	—	14.5	—	37.0
Total Current Assets	530.3	590.0	—	134.9	—	1,255.2
Property, Plant, and Equipment, net	0.3	149.6	—	41.4	—	191.3
Goodwill	—	523.3	2.7	202.0	—	728.0
Intangible assets, net	—	85.9	116.2	100.9	—	303.0
Deferred income taxes	45.5	—	—	3.4	(45.5)	3.4
Other long-term assets	0.1	23.1	—	2.2	—	25.4
Investments in and amounts due from subsidiaries	972.0	426.9	175.4	—	(1,574.3)	—
Total Assets	$1,548.2	$1,798.8	$294.3	$484.8	$(1,619.8)	$2,506.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.4	$304.3	$—	$24.4	$—	$329.1
Other accrued liabilities	25.4	123.1	—	35.1	—	183.6
Total Current Liabilities	25.8	427.4	—	59.5	—	512.7
Long-Term Debt	—	352.4	—	—	—	352.4
Deferred Income Taxes	—	74.9	—	27.9	(45.5)	57.3
Other Long-Term Liabilities	87.5	41.9	—	19.6	—	149.0
Amounts due to affiliates	—	—	—	70.5	(70.5)	—
Total Stockholders’ Equity	1,434.9	902.2	294.3	307.3	(1,503.8)	1,434.9
Total Liabilities and Stockholders’ Equity	$1,548.2	$1,798.8	$294.3	$484.8	$(1,619.8)	$2,506.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$479.9	$—	$—	$276.9	$—	$756.8
Accounts receivable, net	—	365.5	—	46.2	—	411.7
Inventories	—	208.6	—	16.2	—	224.8
Other current assets	1.6	11.6	—	6.9	—	20.1
Total Current Assets	481.5	585.7	—	346.2	—	1,413.4
Property, Plant, and Equipment, net	0.3	139.8	—	34.5	—	174.6
Goodwill	—	524.2	2.7	38.1	—	565.0
Intangible assets, net	—	87.4	117.3	18.7	—	223.4
Deferred income taxes	41.9	—	—	5.2	(43.6)	3.5
Other long-term assets	1.3	23.8	—	2.0	—	27.1
Investments in and amounts due from subsidiaries	934.7	333.5	168.5	—	(1,436.7)	—
Total Assets	$1,459.7	$1,694.4	$288.5	$444.7	$(1,480.3)	$2,407.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.9	$291.6	$—	$18.6	$—	$311.1
Other accrued liabilities	20.4	162.7	—	26.7	—	209.8
Total Current Liabilities	21.3	454.3	—	45.3	—	520.9
Long-Term Debt	—	352.4	—	—	—	352.4
Deferred Income Taxes	—	75.3	—	—	(43.6)	31.7
Other Long-Term Liabilities	78.4	42.7	—	20.9	—	142.0
Amounts due to affiliates	—	—	—	77.5	(77.5)	—
Total Stockholders’ Equity	1,360.0	769.7	288.5	301.0	(1,359.2)	1,360.0
Total Liabilities and Stockholders’ Equity	$1,459.7	$1,694.4	$288.5	$444.7	$(1,480.3)	$2,407.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$651.4	$—	$85.2	$—	$736.6
Intercompany sales	—	—	10.8	32.0	(42.8)	—
Total Sales	—	651.4	10.8	117.2	(42.8)	736.6
Cost of Products Sold	—	366.0	—	82.2	(31.0)	417.2
Gross Profit	—	285.4	10.8	35.0	(11.8)	319.4
Selling, Distribution, and Administrative Expenses	11.0	180.4	1.0	26.0	(11.8)	206.6
Intercompany charges	(0.8)	0.3	—	0.5	—	—
Special Charge	—	0.4	—	—	—	0.4
Operating Profit (Loss)	(10.2)	104.3	9.8	8.5	—	112.4
Interest expense, net	2.6	4.0	—	1.3	—	7.9
Equity earnings in subsidiaries	(76.7)	(7.1)	—	0.1	83.7	—
Miscellaneous expense (income), net	—	0.1	—	(0.8)	—	(0.7)
Income before Provision for Income Taxes	63.9	107.3	9.8	7.9	(83.7)	105.2
Provision (Benefit) for Income Taxes	(4.5)	35.4	4.0	1.9	—	36.8
Net Income	$68.4	$71.9	$5.8	$6.0	$(83.7)	$68.4

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(4.2)	(4.2)	—	—	4.2	(4.2)
Defined Benefit Pension Plans, net	1.4	0.4	—	0.3	(0.7)	1.4
Other Comprehensive (Expense) Income Items, net of tax	(2.8)	(3.8)	—	0.3	3.5	(2.8)
Comprehensive Income (Expense)	$65.6	$68.1	$5.8	$6.3	$(80.2)	$65.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$580.8	$—	$66.6	$—	$647.4
Intercompany sales	—	—	9.7	26.7	(36.4)	—
Total Sales	—	580.8	9.7	93.3	(36.4)	647.4
Cost of Products Sold	—	332.1	—	68.7	(26.4)	374.4
Gross Profit	—	248.7	9.7	24.6	(10.0)	273.0
Selling, Distribution, and Administrative Expenses	7.6	158.6	1.0	19.1	(10.0)	176.3
Intercompany charges	(0.8)	0.4	—	0.4	—	—
Special Charge	—	10.0	—	—	—	10.0
Operating Profit (Loss)	(6.8)	79.7	8.7	5.1	—	86.7
Interest expense (income), net	2.6	5.4	—	(0.1)	—	7.9
Equity earnings in subsidiaries	(57.2)	(4.4)	—	—	61.6	—
Miscellaneous income, net	—	(0.5)	—	(0.4)	—	(0.9)
Income before Provision for Income Taxes	47.8	79.2	8.7	5.6	(61.6)	79.7
Provision (Benefit) for Income Taxes	(3.3)	27.2	3.5	1.2	—	28.6
Net Income	$51.1	$52.0	$5.2	$4.4	$(61.6)	$51.1

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(7.2)	(7.2)	—	—	7.2	(7.2)
Defined Benefit Pension Plans, net	(0.1)	0.4	—	(0.5)	0.1	(0.1)
Other Comprehensive Expense Items, net of tax	(7.3)	(6.8)	—	(0.5)	7.3	(7.3)
Comprehensive Income (Expense)	$43.8	$45.2	$5.2	$3.9	$(54.3)	$43.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended November 30, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$24.7	$21.0	$—	$5.4	$—	$51.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(21.7)	—	(1.4)	—	(23.1)
Proceeds from sale of property, plant, and equipment	—	0.1	—	2.0	—	2.1
Investment and acquisition of business	—	—	—	(239.2)	—	(239.2)
Net Cash Used for Investing Activities	—	(21.6)	—	(238.6)	—	(260.2)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	6.0	—	—	—	—	6.0
Excess tax benefits from share-based payments	13.9	—	—	—	—	13.9
Dividends paid	(5.7)	—	—	—	—	(5.7)
Net Cash Provided by Financing Activities	14.2	—	—	—	—	14.2
Effect of Exchange Rate Changes on Cash	—	0.6	—	(2.3)	—	(1.7)
Net Change in Cash and Cash Equivalents	38.9	—	—	(235.5)	—	(196.6)
Cash and Cash Equivalents at Beginning of Period	479.9	—	—	276.9	—	756.8
Cash and Cash Equivalents at End of Period	$518.8	$—	$—	$41.4	$—	$560.2

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. and its subsidiaries as of November 30, 2015 and for the three months ended November 30, 2015 and 2014. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2015 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employed approximately 8,000 people worldwide as of November 30, 2015.
The Company is one of the world’s leading providers of lighting and energy management solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and energy management solutions include devices such as luminaires, lighting and building controls, lighting components, power supplies, prismatic skylights, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption. Additionally, the Company continues to expand its solutions portfolio for both indoor and outdoor applications in an effort to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid. As of November 30, 2015, the Company operates 17 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
The Company continues to expand and enhance its portfolio of lighting solutions, including the following transactions:
On December 10, 2015, using cash on hand, the Company acquired all of the equity interests of Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.
On December 9, 2015, using cash on hand, the Company acquired all of the equity interests of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.
On September 1, 2015, using cash on hand, the Company acquired all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada.
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

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately two and a half percent of net sales during fiscal 2016, of which $23.1 had been invested as of November 30, 2015, primarily for equipment, tooling, facility enhancements, as well as new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends. The Company’s cash position at November 30, 2015 was $560.2, a decrease of $196.6 from August 31, 2015. The decrease was due primarily to cash used to fund acquisitions of $239.2 and capital expenditures of $23.1 as well as pay dividends to stockholders of $5.7. These decreases were partially offset by cash flow generated from operations and stock issued under employee compensation plans.
The Company generated $51.1 of cash flow from operating activities during the three months ended November 30, 2015 compared with $46.7 in the prior-year period, an increase of $4.4, due primarily to higher net income and lower operating working capital requirements partially offset by increased variable incentive compensation payments. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased by approximately $9.6 during the first three months of fiscal 2016 compared to an increase of approximately $12.4 during the first three months of fiscal 2015.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $23.1 and $18.5 in the first three months of fiscal 2016 and 2015, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two and a half percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2016.
On September 1, 2015, the Company acquired for cash totaling approximately $240 all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Subsequent to quarter end, the Company used approximately $386 cash on hand to acquire Juno Lighting and Geometri.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2015, total debt outstanding of $352.4 remained substantially unchanged from August 31, 2015 and consisted primarily of fixed-rate obligations.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2015. At November 30, 2015, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of November 30, 2015, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2016, the Company’s consolidated stockholders’ equity increased $74.9 to $1,434.9 at November 30, 2015 from $1,360.0 at August 31, 2015. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 19.7% and 20.6% at November 30, 2015 and August 31, 2015, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (16.9)% at November 30, 2015 and (42.3)% at August 31, 2015.
Dividends
Acuity Brands paid dividends on its common stock of $5.7 and $5.6 ($0.13 per share) during the three months ended November 30, 2015 and 2014, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
First Quarter of Fiscal 2016 Compared with First Quarter of Fiscal 2015
The following table sets forth information comparing the components of net income for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30, 2015	November 30, 2014	Increase (Decrease)		Percent Change
Net Sales	$736.6	$647.4	$89.2		13.8%
Cost of Products Sold	417.2	374.4	42.8		11.4%
Gross Profit	319.4	273.0	46.4		17.0%
Percent of net sales	43.4%	42.2%	120	bps
Selling, Distribution, and Administrative Expenses	206.6	176.3	30.3		17.2%
Special Charge	0.4	10.0	(9.6)		(96.0)%
Operating Profit	112.4	86.7	25.7		29.6%
Percent of net sales	15.3%	13.4%	190	bps
Other Expense (Income)
Interest Expense, net	7.9	7.9	—		—%
Miscellaneous Income, net	(0.7)	(0.9)	0.2		(22.2)%
Total Other Expense	7.2	7.0	0.2		2.9%
Income before Provision for Income Taxes	105.2	79.7	25.5		32.0%
Percent of net sales	14.3%	12.3%	200	bps
Provision for Taxes	36.8	28.6	8.2		28.7%
Effective tax rate	35.0%	35.9%
Net Income	$68.4	$51.1	$17.3		33.9%
Diluted Earnings per Share	$1.57	$1.17	$0.40		34.2%
Net sales were $736.6 for the three months ended November 30, 2015 compared with $647.4 reported for the three months ended November 30, 2014, an increase of $89.2, or 13.8%. For the three months ended November 30, 2015, the Company reported net income of $68.4, an increase of $17.3, or 33.9%, compared with $51.1 for the three months ended November 30, 2014. For the first quarter of fiscal 2016, diluted earnings per share increased 34.2% to $1.57 compared with $1.17 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquired profit in inventory, acquisition-related professional fees, amortization of acquired intangible assets, share-based compensation expense, and special charges associated primarily with continued efforts to streamline the organization. Although special charges, amortization of acquired intangible assets, and share-based compensation expense have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	November 30, 2015	November 30, 2014	Increase (Decrease)	Percent Change
Gross Profit	$319.4	$273.0
Add-back: Acquired profit in inventory	0.6	—
Adjusted Gross Profit	$320.0	$273.0	$47.0	17.2%
Percent of net sales	43.4%	42.2%	120	bps

Selling, Distribution, and Administrative Expenses	$206.6	$176.3
Less: Acquisition-related professional fees	(1.1)	—
Less: Amortization of acquired intangible assets	(5.0)	(2.9)
Less: Share-based compensation expense	(6.4)	(4.1)
Adjusted Selling, Distribution and Administrative Expenses	$194.1	$169.3	$24.8	14.6%
Percent of net sales	26.4%	26.2%	20	bps

Operating Profit	$112.4	$86.7
Add-back: Acquired profit in inventory	0.6	—
Add-back: Acquisition-related professional fees	1.1	—
Add-back: Amortization of acquired intangible assets	5.0	2.9
Add-back: Share-based compensation expense	6.4	4.1
Add-back: Special charge	0.4	10.0
Adjusted Operating Profit	$125.9	$103.7	$22.2	21.4%
Percent of net sales	17.1%	16.0%	110	bps

Net Income	$68.4	$51.1
Add-back: Acquired profit in inventory	0.6	—
Add-back: Acquisition-related professional fees	1.1	—
Add-back: Amortization of acquired intangible assets	5.0	2.9
Add-back: Share-based compensation expense	6.4	4.1
Add-back: Special charge	0.4	10.0
Total pre-tax adjustments to Net Income	$13.5	$17.0
Income tax effect	(4.5)	(6.3)
Adjusted Net Income	$77.4	$61.8	$15.6	25.2%

Diluted Earnings per Share	$1.57	$1.17
Adjusted Diluted Earnings per Share	$1.77	$1.43	$0.34	23.8%
Net Sales
Net sales for the three months ended November 30, 2015 increased 13.8% compared with the prior-year period due primarily to a 14% increase in sales volume and approximately 3% favorable impact of revenues from acquisitions partially offset by unfavorable foreign currency rate changes of approximately 2% and unfavorable price/mix of approximately 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based products increased over 40% compared to the year-ago period and represented 52% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.

Gross Profit
Gross profit for the first quarter of fiscal 2016 increased $46.4, or 17.0%, to $319.4 compared with $273.0 in the prior-year period. Gross profit margin increased 120 basis points to 43.4% for the three months ended November 30, 2015 compared with 42.2% in the prior-year period. Gross profit was higher than the prior-year period due primarily to additional contribution on higher net sales as well as lower material and component costs. These benefits were partially offset by the unfavorable impact of acquired profit in inventory and price/mix. Adjusted gross profit for the three months ended November 30, 2015 was $320.0 (43.4% of net sales) compared with gross profit of $273.0 (42.2% of net sales) in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended November 30, 2015 were $206.6 compared with $176.3 in the prior-year period, an increase of $30.3, or 17.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including share-based incentive compensation, and increased amortization expense of acquired intangible assets. SD&A expenses for the first quarter of fiscal 2016 were 28.0% of net sales compared with 27.2% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2015 were $194.1 (26.4% of net sales) compared with $169.3 (26.2% of net sales) in the prior-year period.
During the three months ended November 30, 2015, the Company recognized pre-tax special charges of $0.4, compared with $10.0 during the three months ended November 30, 2014, related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2016 was $112.4 compared with $86.7 for the prior-year period, an increase of $25.7, or 29.6%. The increase in operating profit was due primarily to higher gross profit and lower special charges, partially offset by increases in costs to support greater sales volume, higher employee-related costs, including share-based incentive compensation, and increased amortization expense due to the acquisition of Distech Controls.
Adjusted operating profit increased by $22.2, or 21.4%, to $125.9 for the first quarter of fiscal 2016 compared with $103.7 for the first quarter of fiscal 2015. Adjusted operating profit margin increased 110 basis points to 17.1% for the first quarter of fiscal 2016 compared with 16.0% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $7.9 for both the three months ended November 30, 2015 and 2014. The Company reported net miscellaneous income of $0.7 and $0.9 for the three months ended November 30, 2015 and 2014, respectively.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.0% and 35.9% for the three months ended November 30, 2015 and 2014, respectively. The prior-year effective tax rate was impacted by unfavorable discrete items which did not recur in the current year. The Company estimates that the effective tax rate for fiscal 2016 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2016 increased $17.3 to $68.4 from $51.1 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended November 30, 2015 increased $0.40 to $1.57 compared with diluted earnings per share of $1.17 for the prior-year period.
Adjusted net income for the first quarter of fiscal 2016 was $77.4 compared with $61.8 in the prior-year period, which represented an increase of $15.6, or 25.2%. Adjusted diluted earnings per share for the three months ended November 30, 2015 increased $0.34, or 23.8%, to $1.77 compared with $1.43 for the prior-year period.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting product and energy management solutions portfolio combined with its extensive market presence and financial strength. Management continues to position the Company to optimize short-term performance while investing in and deploying resources for long-term profitable growth opportunities.
In September 2015, the Company completed the acquisition of Distech Controls, a provider of building automation solutions. Distech Controls generated net sales in excess of $80 Canadian dollars during the fiscal year ended August 31, 2015, and achieved a five-year annual growth rate of over 25%. Additionally, the Company acquired Juno Lighting and Geometri in mid-December 2015. Juno Lighting generated revenues of approximately $250 in the recent trailing 12-month period. Geometri, a small yet fast growing business intelligence company, will enhance the Company's growing portfolio of intelligent networked lighting and building automation solutions. Management expects these acquisitions to be accretive to the Company's fiscal 2016 consolidated financial results.
The growth rate for the North American lighting market, which typically benefits from new construction as well as renovation and retrofit activity, is projected to be in the mid-to-upper single digit range for fiscal 2016 with continued growth over the next several years. In addition to the projected growth in the Company’s primary end-markets, management currently believes that the Company should benefit from recent acquisitions, further growth from the introduction of new lighting and building automation solutions, and expansion in underpenetrated geographies and channels.
From a longer term perspective, management expects that the Company’s addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront along with emerging opportunities for digital lighting to play a key role in the "Internet of Things" (IoT) through the use of intelligent networked lighting and building automation systems that can collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves.

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
Excluding the impact of the Distech Controls acquisition, there have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.
The Distech Controls acquisition will impact the Company's critical accounting estimates related to goodwill and indefinite-lived intangibles. The Company was previously comprised of one reporting unit for the purposes of testing goodwill for impairment. Subsequent to the acquisition of Distech Controls, the Company is comprised of two reporting units, which will be separately tested for goodwill impairment at least annually. The preliminary carrying value of Distech Controls' goodwill is $163.9. The Company also acquired another indefinite-lived trade name with the Distech Controls acquisition with a preliminary carrying value of $14.1. Although management currently believes that the estimates used in the preliminary valuation of Distech Controls' goodwill and indefinite-lived intangibles are reasonable and utilize similar methodologies, discount rates, long-term growth rates, and assumptions to evaluate the Company's other goodwill and indefinite-lived intangible assets, differences between Distech Controls' actual and expected net sales, operating results, and cash flows and/or changes in the discount rate or theoretical royalty rate could cause these assets to be deemed impaired. If this were to occur, the Company would be required to record a non-cash charge to earnings for the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position, but not its cash flows from operations.

Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels and introduce new lighting and building automation solutions; (e) the Company’s estimate of its fiscal 2016 annual tax rate; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the Company's expectations about the Distech Controls, Juno Lighting, and other acquisitions; and (i) the Company's expectations about the resolution of the trade compliance matter. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2015. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2015. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
On September 1, 2015, the Company completed its acquisition of Distech Controls Inc. ("Distech Controls"). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Distech Controls' internal control over financial reporting as of November 30, 2015.

Excluding the Distech Controls acquisition, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On September 1, 2015, the Company completed its acquisition of Distech Controls and effective from that date, the Company began integrating Distech Controls into its existing control procedures. The Company does not anticipate the integration of Distech Controls to result in changes that would materially affect its internal control over financial reporting.

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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2015, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Results of Annual Shareholders Meeting
At the Company’s annual meeting of stockholders held on January 6, 2016, in Atlanta, Georgia, the shareholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
James H. Hance, Jr.	2018	30,134,248	7,691,623	2,678,079
Vernon J. Nagel	2018	36,179,732	1,646,139	2,678,079
Julia B. North	2018	36,979,063	846,808	2,678,079
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows:
W. Patrick Battle, Peter C. Browning, Gordon D. Harnett, Robert F. McCullough, Dominic J. Pileggi, Ray M. Robinson, and Norman H. Wesley.
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
40,031,938	414,293	57,719

PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
36,306,642	1,358,488	160,741	2,678,079
Pursuant to the foregoing votes, the Company's stockholders: (i) elected three directors nominated by the Board of Directors and listed above for three-year terms; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; and (iii) approved, on an advisory basis, the Company's named executive officer compensation.

Size of Board

On January 6, 2016, the Board of Directors reduced the size of the Board from eleven (11) members to ten (10) members following the retirement of George C. Guynn from the Board.

Declaration of Dividend

On January 6, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2016 to stockholders of record on January 20, 2016.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 8, 2016	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 8, 2016	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of October 2, 2015.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on October 7, 2015, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, filed on January 8, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.