Form 10-Q
period 2016-02-29
ACUITY BRANDS INC
filed 2016-04-06
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016.
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
Common stock — $0.01 par value — 43,825,618 shares as of March 31, 2016.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per-share data)

	February 29, 2016	August 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$224.3	$756.8
Accounts receivable, less reserve for doubtful accounts of $1.9 and $1.3 as of February 29, 2016 and August 31, 2015, respectively	458.8	411.7
Inventories	277.5	224.8
Prepayments and other current assets	37.1	20.1
Total Current Assets	997.7	1,413.4
Property, Plant, and Equipment, at cost:
Land	23.7	6.7
Buildings and leasehold improvements	178.5	128.4
Machinery and equipment	419.1	391.9
Total Property, Plant, and Equipment	621.3	527.0
Less — Accumulated depreciation and amortization	364.7	352.4
Property, Plant, and Equipment, net	256.6	174.6
Other Assets:
Goodwill	883.7	565.0
Intangible assets, net	452.8	223.4
Deferred income taxes	3.4	3.5
Other long-term assets	25.6	27.1
Total Other Assets	1,365.5	819.0
Total Assets	$2,619.8	$2,407.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$317.8	$311.1
Current maturities of long-term debt	0.2	—
Accrued compensation	50.4	78.2
Other accrued liabilities	145.0	131.6
Total Current Liabilities	513.4	520.9
Long-Term Debt	353.5	352.4
Accrued Pension Liabilities, less current portion	79.9	83.9
Deferred Income Taxes	114.2	31.7
Self-Insurance Reserves, less current portion	8.2	6.9
Other Long-Term Liabilities	57.2	51.2
Total Liabilities	1,126.4	1,047.0
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,236,095 issued and 43,516,840 outstanding at February 29, 2016; 53,024,284 issued and 43,305,029 outstanding at August 31, 2015	0.5	0.5
Paid-in capital	818.7	797.1
Retained earnings	1,215.5	1,093.0
Accumulated other comprehensive loss	(121.1)	(110.4)
Treasury stock, at cost, 9,719,255 shares at February 29, 2016 and August 31, 2015	(420.2)	(420.2)
Total Stockholders’ Equity	1,493.4	1,360.0
Total Liabilities and Stockholders’ Equity	$2,619.8	$2,407.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net Sales	$777.8	$616.1	$1,514.4	$1,263.5
Cost of Products Sold	440.9	360.4	858.1	734.8
Gross Profit	336.9	255.7	656.3	528.7
Selling, Distribution, and Administrative Expenses	230.1	177.7	436.7	354.0
Special Charge	0.1	(0.6)	0.5	9.4
Operating Profit	106.7	78.6	219.1	165.3
Other Expense (Income):
Interest Expense, net	8.2	8.0	16.1	15.9
Miscellaneous Income, net	(1.1)	(0.1)	(1.8)	(1.0)
Total Other Expense	7.1	7.9	14.3	14.9
Income before Provision for Income Taxes	99.6	70.7	204.8	150.4
Provision for Income Taxes	34.1	24.3	70.9	52.9
Net Income	$65.5	$46.4	$133.9	$97.5

Earnings Per Share:
Basic Earnings per Share	$1.50	$1.07	$3.08	$2.25
Basic Weighted Average Number of Shares Outstanding	43.5	43.1	43.4	43.1
Diluted Earnings per Share	$1.49	$1.07	$3.06	$2.24
Diluted Weighted Average Number of Shares Outstanding	43.8	43.4	43.7	43.3
Dividends Declared per Share	$0.13	$0.13	$0.26	$0.26

Comprehensive Income:
Net Income	$65.5	$46.4	$133.9	$97.5
Other Comprehensive Income (Expense) Items:
Foreign currency translation adjustments	(9.2)	(9.8)	(13.4)	(16.9)
Defined benefit pension plans, net of tax	1.3	0.9	2.7	0.7
Other Comprehensive Expense, net of tax	(7.9)	(8.9)	(10.7)	(16.2)
Comprehensive Income	$57.6	$37.5	$123.2	$81.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 29, 2016	February 28, 2015
Cash Provided by (Used for) Operating Activities:
Net income	$133.9	$97.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30.7	22.5
Share-based compensation expense	13.0	8.4
Excess tax benefits from share-based payments	(14.3)	(12.2)
Gain on the sale or disposal of property, plant, and equipment	(1.1)	—
Deferred income taxes	(0.3)	0.2
Change in assets and liabilities, net of effect of acquisitions, divestitures, and effect of exchange rate changes:
Accounts receivable	18.3	11.9
Inventories	(3.5)	(27.4)
Prepayments and other current assets	(11.4)	(8.9)
Accounts payable	(16.2)	(4.3)
Other current liabilities	(29.2)	(11.1)
Other	(0.4)	(1.1)
Net Cash Provided by Operating Activities	119.5	75.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(43.8)	(27.0)
Proceeds from sale of property, plant, and equipment	2.2	—
Acquisition of businesses, net of cash acquired	(613.7)	—
Net Cash Used for Investing Activities	(655.3)	(27.0)
Cash Provided by (Used for) Financing Activities:
Issuance of long-term debt	1.1	—
Proceeds from stock option exercises and other	6.2	7.4
Excess tax benefits from share-based payments	14.3	12.2
Dividends paid	(11.4)	(11.3)
Other financing activities	—	(3.2)
Net Cash Provided by Financing Activities	10.2	5.1
Effect of Exchange Rate Changes on Cash	(6.9)	(5.0)
Net Change in Cash and Cash Equivalents	(532.5)	48.6
Cash and Cash Equivalents at Beginning of Period	756.8	552.5
Cash and Cash Equivalents at End of Period	$224.3	$601.1
Supplemental Cash Flow Information:
Income taxes paid during the period	$61.0	$58.0
Interest paid during the period	$22.1	$21.5

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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 29, 2016, the consolidated comprehensive income for the three and six months ended February 29, 2016 and February 28, 2015, and the consolidated cash flows for the six months ended February 29, 2016 and February 28, 2015. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2015 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 29, 2016 and February 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality resulting in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of the acquisitions, and among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2016.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Acquisitions and Investments
Fiscal 2016 Acquisitions
Juno Lighting LLC
On December 10, 2015, using cash on hand, the Company acquired for approximately $380 all of the equity interests of Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois. At the time of acquisition, Juno Lighting generated annual revenues of approximately$250. The operating results of Juno Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240 all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. At the time of acquisition, Distech Controls generated annual revenues of approximately $80 Canadian Dollars. The operating results of Distech Controls have been included in the Company's consolidated financial statements since the date of acquisition.
Geometri LLC
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics. The operating results of Geometri have been included in the Company's consolidated financial statements since the date of acquisition.
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for these acquisitions are reflected in the Consolidated Balance Sheets as of February 29, 2016. The aggregate preliminary purchase price of these acquisitions was allocated as follows:

Purchase Price
Cash paid, net of cash acquired	$613.7

Allocation
Goodwill	$319.7
Intangible assets:
Customer-based[1]	117.0
Marketing-related[2]	86.9
Technology-based[3]	36.8

Property and equipment	63.4
Other assets acquired	130.1
Liabilities assumed	(140.2)
$613.7
______________________________
(1) Customer-based intangibles have useful lives between 12 and 15 years, with a weighted average amortization period of 14 years.
(2) Marketing-related intangibles are considered indefinite-lived.
(3) Technology-based intangibles have useful lives between five and nine years, with a weighted average amortization period of 7.8 years.
These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as the Company finalizes the allocation.
Proforma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's consolidated results of operations.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fiscal 2015 Acquisition and Investment
On April 15, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. The operating results of ByteLight have been included in the Company’s consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for ByteLight during the fourth quarter of fiscal 2015 and the amounts are reflected in the Consolidated Balance Sheets.
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
Accounting Standards Yet to Be Adopted
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"), which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of ASU 2016-02.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of February 29, 2016 and August 31, 2015:

	Fair Value Measurements as of:
	February 29, 2016		August 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$224.3	$224.3	$756.8	$756.8
Other	0.4	0.4	0.5	0.5
Liabilities:
Other	$0.4	$0.4	$0.5	$0.5

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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 29, 2016 and August 31, 2015:

	February 29, 2016		August 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$8.0	$8.0	$8.0	$8.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.5	$378.7	$348.4	$386.4
Other long-term debt	5.1	5.1	4.0	4.0
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company estimates that the historical cost of the acquired shares represents the fair value of the investment (Level 3).
The senior unsecured public notes are carried at the outstanding balance, net of bond discounts and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
Other long-term debt includes instruments for which fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). One of the instruments is a variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the instrument approximates fair value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company recorded amortization expense of $6.0 and $2.8 during the three months ended February 29, 2016 and February 28, 2015, respectively, and $11.0 and $5.6 during the six months ended February 29, 2016 and February 28, 2015, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $23.1 in fiscal 2016, $24.5 in fiscal 2017, $24.5 in fiscal 2018, $24.4 in fiscal 2019, and $24.0 in fiscal 2020.
Amortization expense recorded by the Company, as well as expected amortization expense, include a preliminary estimate related to intangibles acquired with Distech Controls, Geometri, and Juno Lighting. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible assets acquired. Refer to the Acquisitions & Investments footnote for additional information regarding the preliminary purchase price allocation.
The change in the carrying amount of goodwill during the six months ended February 29, 2016 is summarized as follows:

Balance at August 31, 2015	$565.0
Additions from acquired businesses	319.7
Foreign currency translation adjustments	(1.0)
Balance at February 29, 2016	$883.7
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	February 29, 2016	August 31, 2015
Raw materials, supplies, and work in process(1)	$150.2	$125.7
Finished goods	144.1	113.9
	294.3	239.6
Less: Reserves	(16.8)	(14.8)
Total Inventory	$277.5	$224.8
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Basic Earnings per Share:
Net income	$65.5	$46.4	$133.9	$97.5
Less: Income attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.5)
Net income available to common shareholders	$65.4	$46.3	$133.7	$97.0
Basic weighted average shares outstanding	43.5	43.1	43.4	43.1
Basic earnings per share	$1.50	$1.07	$3.08	$2.25
Diluted Earnings per Share:
Net income	$65.5	$46.4	$133.9	$97.5
Less: Income attributable to participating securities	(0.1)	(0.1)	(0.2)	(0.5)
Net income available to common shareholders	$65.4	$46.3	$133.7	$97.0
Basic weighted average shares outstanding	43.5	43.1	43.4	43.1
Common stock equivalents	0.3	0.3	0.3	0.2
Diluted weighted average shares outstanding	43.8	43.4	43.7	43.3
Diluted earnings per share	$1.49	$1.07	$3.06	$2.24

The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and six months ended February 29, 2016 and February 28, 2015 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Stock options	71,115	78,220	49,624	54,019
Restricted stock awards	2,965	—	63,305	5,632

9.    Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss:

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2015	$(42.1)	$(68.3)	$(110.4)
Other Comprehensive Expense before reclassifications	(13.4)	—	(13.4)
Amounts reclassified from accumulated other comprehensive income	—	2.7	2.7
Net current-period Other Comprehensive Income (Expense)	(13.4)	2.7	(10.7)
Balance at February 29, 2016	$(55.5)	$(65.6)	$(121.1)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the tax expense or benefit allocated to each component of other comprehensive income (expense) for the three and six months ended February 29, 2016 and February 28, 2015:

	Three Months Ended
	February 29, 2016				February 28, 2015
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(9.2)		$—	$(9.2)	$(9.8)		$—	$(9.8)
Defined Benefit Pension Plans:
Amortization of defined benefit pension items:
Prior service cost	0.8	(1)	(0.3)	0.5	0.2	(1)	(0.1)	0.1
Actuarial losses	1.2	(1)	(0.4)	0.8	1.1	(1)	(0.3)	0.8
Total Defined Benefit Pension Plans, net	2.0		(0.7)	1.3	1.3		(0.4)	0.9
Other Comprehensive Expense	$(7.2)		$(0.7)	$(7.9)	$(8.5)		$(0.4)	$(8.9)

	Six Months Ended
	February 29, 2016				February 28, 2015
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(13.4)		$—	$(13.4)	$(16.9)		$—	$(16.9)
Defined Benefit Pension Plans:
Actuarial gain or loss	—		—	—	(1.3)		0.3	(1.0)
Amortization of defined benefit pension items:
Prior service cost	1.6	(1)	(0.5)	1.1	0.4	(1)	(0.2)	0.2
Actuarial losses	2.5	(1)	(0.9)	1.6	2.2	(1)	(0.7)	1.5
Total Defined Benefit Pension Plans, net	4.1		(1.4)	2.7	1.3		(0.6)	0.7
Other Comprehensive Expense	$(9.3)		$(1.4)	$(10.7)	$(15.6)		$(0.6)	$(16.2)
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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization expense), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.50 and a Minimum Interest Coverage Ratio of 2.50, subject to certain conditions defined in the financing agreement. As of February 29, 2016, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At February 29, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of February 29, 2016, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “Eurocurrency Rate.” Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Long-term Debt
At February 29, 2016, the Company had $350.0 of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $1.1 outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest expense	$8.3	$8.2	$16.6	$16.3
Interest income	(0.1)	(0.2)	(0.5)	(0.4)
Interest expense, net	$8.2	$8.0	$16.1	$15.9

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 29, 2016, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Trade Compliance Matters
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company discovered through a review of shipment activity that it may have misclassified certain shipments of component parts to its manufacturing facilities under applicable import/export regulations. Although no claim has been asserted against the Company, the Company is reviewing these shipments to determine the extent of any liabilities and the extent of available remedial measures. The Company is unable at this time to determine the likelihood or amount of any loss associated with the misclassification of these shipments.
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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the six months ended February 29, 2016 and February 28, 2015 are summarized as follows:

	Six Months Ended
	February 29, 2016	February 28, 2015
Beginning of period	$9.6	$8.5
Warranty and recall costs	9.5	10.3
Payments and other deductions	(8.2)	(8.7)
Acquired warranty and recall liabilities	0.3	—
End of period	$11.2	$10.1

Litigation
The Company is subject to various legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Share-Based Payments
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. Further details regarding each of these award programs and the Company's share-based payments are included within the Share-Based Payments footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
The following table presents share-based payment information for the three and six months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Share-based expense	$6.6	$4.3	$13.0	$8.4
Shares issued upon exercise of stock options	—	—	117,289	187,766

13.    Pension and Profit Sharing Plans
The Company has several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. Plan assets are invested primarily in equity and fixed income securities.
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 29, 2016 and February 28, 2015 included the following components before tax:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Service cost	$0.9	$0.8	$1.8	$1.5
Interest cost	2.4	2.1	4.8	4.2
Expected return on plan assets	(2.8)	(2.8)	(5.6)	(5.5)
Amortization of prior service cost	0.8	0.2	1.6	0.4
Recognized actuarial loss	1.2	1.1	2.5	2.2
Net periodic pension cost	$2.5	$1.4	$5.1	$2.8

14.	Special Charge
During fiscal 2015, the Company continued efforts to streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments and the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. During fiscal 2015, the Company recorded a pre-tax special charge of $12.9, consisting primarily of severance and employee-related costs of $11.9 as well as production transfer costs of $0.5 and lease termination costs of $0.5. During fiscal 2016, the Company recognized additional severance and employee-related costs of $0.5.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of February 29, 2016, remaining severance reserves were $1.1 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the six months ended February 29, 2016 are summarized as follows:

Balance at August 31, 2015	$4.9
Special charge	0.5
Payments made during the period	(4.3)
Balance at February 29, 2016	$1.1

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$186.0	$—	$—	$38.3	$—	$224.3
Accounts receivable, net	—	402.0	—	56.8	—	458.8
Inventories	—	254.4	—	23.1	—	277.5
Other current assets	7.4	13.0	—	16.7	—	37.1
Total Current Assets	193.4	669.4	—	134.9	—	997.7
Property, Plant, and Equipment, net	0.3	209.2	—	47.1	—	256.6
Goodwill	—	684.7	2.7	196.3	—	883.7
Intangible assets, net	—	240.2	115.2	97.4	—	452.8
Deferred income taxes	22.6	—	—	3.4	(22.6)	3.4
Other long-term assets	0.1	23.0	—	2.5	—	25.6
Investments in and amounts due from affiliates	1,403.1	317.1	182.6	—	(1,902.8)	—
Total Assets	$1,619.5	$2,143.6	$300.5	$481.6	$(1,925.4)	$2,619.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.5	$293.7	$—	$23.6	$—	$317.8
Other accrued liabilities	6.5	152.1	—	37.0	—	195.6
Total Current Liabilities	7.0	445.8	—	60.6	—	513.4
Long-Term Debt	—	352.5	—	1.0	—	353.5
Deferred Income Taxes	33.9	74.9	—	28.0	(22.6)	114.2
Other Long-Term Liabilities	85.2	42.1	—	18.0	—	145.3
Amounts due to affiliates	—	—	—	76.9	(76.9)	—
Total Stockholders’ Equity	1,493.4	1,228.3	300.5	297.1	(1,825.9)	1,493.4
Total Liabilities and Stockholders’ Equity	$1,619.5	$2,143.6	$300.5	$481.6	$(1,925.4)	$2,619.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$693.1	$—	$84.7	$—	$777.8
Intercompany sales	—	—	11.4	29.5	(40.9)	—
Total Sales	—	693.1	11.4	114.2	(40.9)	777.8
Cost of Products Sold	—	380.5	—	88.8	(28.4)	440.9
Gross Profit	—	312.6	11.4	25.4	(12.5)	336.9
Selling, Distribution, and Administrative Expenses	11.1	202.3	1.0	28.2	(12.5)	230.1
Intercompany charges	(0.8)	0.3	—	0.5	—	—
Special Charge	—	0.1	—	—	—	0.1
Operating Profit (Loss)	(10.3)	109.9	10.4	(3.3)	—	106.7
Interest expense, net	2.7	4.1	—	1.4	—	8.2
Equity earnings in subsidiaries	(73.8)	1.1	—	0.1	72.6	—
Miscellaneous expense (income), net	—	(0.8)	—	(0.3)	—	(1.1)
Income before Provision for Income Taxes	60.8	105.5	10.4	(4.5)	(72.6)	99.6
Provision (Benefit) for Income Taxes	(4.7)	35.9	4.2	(1.3)	—	34.1
Net Income	$65.5	$69.6	$6.2	$(3.2)	$(72.6)	$65.5

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(9.2)	(9.2)	—	—	9.2	(9.2)
Defined Benefit Pension Plans, net	1.3	0.4	—	0.3	(0.7)	1.3
Other Comprehensive (Expense) Income Items, net of tax	(7.9)	(8.8)	—	0.3	8.5	(7.9)
Comprehensive Income (Expense)	$57.6	$60.8	$6.2	$(2.9)	$(64.1)	$57.6

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,344.5	$—	$169.9	$—	$1,514.4
Intercompany sales	—	—	22.2	61.5	(83.7)	—
Total Sales	—	1,344.5	22.2	231.4	(83.7)	1,514.4
Cost of Products Sold	—	746.5	—	171.0	(59.4)	858.1
Gross Profit	—	598.0	22.2	60.4	(24.3)	656.3
Selling, Distribution, and Administrative Expenses	22.1	382.7	2.0	54.2	(24.3)	436.7
Intercompany charges	(1.6)	0.6	—	1.0	—	—
Special Charge	—	0.5	—	—	—	0.5
Operating Profit (Loss)	(20.5)	214.2	20.2	5.2	—	219.1
Interest expense, net	5.3	8.1	—	2.7	—	16.1
Equity earnings in subsidiaries	(150.5)	(6.0)	—	0.2	156.3	—
Miscellaneous income, net	—	(0.7)	—	(1.1)	—	(1.8)
Income before Provision for Income Taxes	124.7	212.8	20.2	3.4	(156.3)	204.8
Provision (Benefit) for Income Taxes	(9.2)	71.3	8.2	0.6	—	70.9
Net Income	$133.9	$141.5	$12.0	$2.8	$(156.3)	$133.9

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(13.4)	(13.4)	—	—	13.4	(13.4)
Defined Benefit Pension Plans, net	2.7	0.8	—	0.6	(1.4)	2.7
Other Comprehensive (Expense) Income Items, net of tax	(10.7)	(12.6)	—	0.6	12.0	(10.7)
Comprehensive Income (Expense)	$123.2	$128.9	$12.0	$3.4	$(144.3)	$123.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended February 28, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$1,136.4	$—	$127.1	$—	$1,263.5
Intercompany sales	—	—	19.2	50.2	(69.4)	—
Total Sales	—	1,136.4	19.2	177.3	(69.4)	1,263.5
Cost of Products Sold	—	652.6	—	131.6	(49.4)	734.8
Gross Profit	—	483.8	19.2	45.7	(20.0)	528.7
Selling, Distribution, and Administrative Expenses	15.4	317.4	2.0	39.2	(20.0)	354.0
Intercompany charges	(1.6)	0.8	—	0.8	—	—
Special Charge	—	9.4	—	—	—	9.4
Operating Profit (Loss)	(13.8)	156.2	17.2	5.7	—	165.3
Interest expense (income), net	5.1	10.9	—	(0.1)	—	15.9
Equity earnings in subsidiaries	(109.8)	(4.3)	—	—	114.1	—
Miscellaneous income, net	—	(0.9)	—	(0.1)	—	(1.0)
Income before Provision for Income Taxes	90.9	150.5	17.2	5.9	(114.1)	150.4
Provision (Benefit) for Income Taxes	(6.6)	50.9	6.9	1.7	—	52.9
Net Income	$97.5	$99.6	$10.3	$4.2	$(114.1)	$97.5

Other Comprehensive Income (Expense) Items:
Foreign Currency Translation Adjustments	(16.9)	(17.0)	—	—	17.0	(16.9)
Defined Benefit Pension Plans, net	0.7	0.7	—	(0.1)	(0.6)	0.7
Other Comprehensive Expense Items, net of tax	(16.2)	(16.3)	—	(0.1)	16.4	(16.2)
Comprehensive Income (Expense)	$81.3	$83.3	$10.3	$4.1	$(97.7)	$81.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$77.3	$46.0	$—	$(3.8)	$—	$119.5
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(38.3)	—	(5.5)	—	(43.8)
Proceeds from sale of property, plant, and equipment	—	0.1	—	2.1	—	2.2
Investments in subsidiaries	(380.3)	380.3	—	—	—	—
Acquisition of businesses	—	(384.4)	—	(229.3)	—	(613.7)
Net Cash Used for Investing Activities	(380.3)	(42.3)	—	(232.7)	—	(655.3)
Cash Provided by (Used for) Financing Activities:
Issuance of long-term debt	—	—	—	1.1	—	1.1
Proceeds from stock option exercises and other	6.2	—	—	—	—	6.2
Excess tax benefits from share-based payments	14.3	—	—	—	—	14.3
Dividends paid	(11.4)	—	—	—	—	(11.4)
Net Cash Provided by Financing Activities	9.1	—	—	1.1	—	10.2
Effect of Exchange Rate Changes on Cash	—	(3.7)	—	(3.2)	—	(6.9)
Net Change in Cash and Cash Equivalents	(293.9)	—	—	(238.6)	—	(532.5)
Cash and Cash Equivalents at Beginning of Period	479.9	—	—	276.9	—	756.8
Cash and Cash Equivalents at End of Period	$186.0	$—	$—	$38.3	$—	$224.3

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. and its subsidiaries as of February 29, 2016 and for the three and six months ended February 29, 2016 and February 28, 2015. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2015 (“Form 10-K”).
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company, with its principal office in Atlanta, Georgia, employed approximately 9,000 people worldwide as of February 29, 2016.
The Company is one of the world’s leading providers of lighting and energy management solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and energy management solutions include devices such as luminaires, lighting and building controls, lighting components, power supplies, prismatic skylights, and integrated lighting systems for indoor and outdoor applications utilizing a combination of light sources, including daylight, and other devices controlled by software that monitors and manages light levels while optimizing energy consumption. Additionally, the Company continues to expand its solutions portfolio for both indoor and outdoor applications in an effort to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid. As of February 29, 2016, the Company operates 20 manufacturing facilities and eight distribution facilities along with two warehouses to serve its extensive customer base.
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
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.
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

Based on its cash on hand, availability under existing financing arrangements and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the "Board"). Two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately two and a half percent of net sales during fiscal 2016, of which $43.8 had been invested as of February 29, 2016, primarily for equipment, tooling, facility enhancements, as well as new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends. The Company’s cash position at February 29, 2016 was $224.3, a decrease of $532.5 from August 31, 2015. The decrease was due primarily to cash used to fund acquisitions of $613.7 and capital expenditures of $43.8 as well as to pay dividends to stockholders of $11.4. The decrease was partially offset by cash flow generated from operations and stock issued under employee compensation plans.
The Company generated $119.5 of cash flow from operating activities during the six months ended February 29, 2016 compared with $75.5 in the prior-year period, an increase of $44.0, due primarily to higher net income and lower operating working capital requirements partially offset by increased variable incentive compensation payments. Cash used for operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased to approximately $1.4 during the first six months of fiscal 2016 compared to approximately $19.8 during the first six months of fiscal 2015.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $43.8 and $27.0 in the first six months of fiscal 2016 and 2015, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two and a half percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2016.
During the six months ended February 29, 2016, the Company used approximately $613.7 of cash for the acquisitions of Distech Controls, Juno Lighting, and Geometri.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 29, 2016, total debt outstanding was $353.7, compared with $352.4 at August 31, 2015, and consisted primarily of fixed-rate obligations. During the second quarter of fiscal 2016, the Company borrowed $1.1 under recently-executed fixed-rate long-term bank loans.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019.
The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 29, 2016. At February 29, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. As of February 29, 2016, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first six months of fiscal 2016, the Company’s consolidated stockholders’ equity increased $133.4 to $1,493.4 at February 29, 2016 from $1,360.0 at August 31, 2015. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 19.1% and 20.6% at February 29, 2016 and August 31, 2015, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 8.0% at February 29, 2016 and (42.3)% at August 31, 2015.
Dividends
Acuity Brands paid dividends on its common stock of $11.4 and $11.3 ($0.26 per share) during the six months ended February 29, 2016 and February 28, 2015, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Second Quarter of Fiscal 2016 Compared with Second Quarter of Fiscal 2015
The following table sets forth information comparing the components of net income for the three months ended February 29, 2016 and February 28, 2015:

	Three Months Ended
	February 29, 2016	February 28, 2015	Increase (Decrease)		Percent Change
Net Sales	$777.8	$616.1	$161.7		26.2%
Cost of Products Sold	440.9	360.4	80.5		22.3%
Gross Profit	336.9	255.7	81.2		31.8%
Percent of net sales	43.3%	41.5%	180	bps
Selling, Distribution, and Administrative Expenses	230.1	177.7	52.4		29.5%
Special Charge	0.1	(0.6)	0.7		NM
Operating Profit	106.7	78.6	28.1		35.8%
Percent of net sales	13.7%	12.8%	90	bps
Other Expense (Income)
Interest Expense, net	8.2	8.0	0.2		2.5%
Miscellaneous Income, net	(1.1)	(0.1)	(1.0)		NM
Total Other Expense	7.1	7.9	(0.8)		(10.1)%
Income before Provision for Income Taxes	99.6	70.7	28.9		40.9%
Percent of net sales	12.8%	11.5%	130	bps
Provision for Taxes	34.1	24.3	9.8		40.3%
Effective tax rate	34.2%	34.4%
Net Income	$65.5	$46.4	$19.1		41.2%
Diluted Earnings per Share	$1.49	$1.07	$0.42		39.3%
NM - not meaningful

Net sales were $777.8 for the three months ended February 29, 2016 compared with $616.1 reported for the three months ended February 28, 2015, an increase of $161.7, or 26.2%. For the three months ended February 29, 2016, the Company reported net income of $65.5, an increase of $19.1, or 41.2%, compared with $46.4 for the three months ended February 28, 2015. For the second quarter of fiscal 2016, diluted earnings per share increased 39.3% to $1.49 compared with $1.07 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based compensation expense, and special charges associated primarily with continued efforts to streamline the organization. Although special charges, amortization of acquired intangible assets, and share-based compensation expense have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Spec ifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Three Months Ended
	February 29, 2016	February 28, 2015	Increase (Decrease)	Percent Change
Gross Profit	$336.9	$255.7
Add-back: Acquisition-related items (1)	1.4	—
Adjusted Gross Profit	$338.3	$255.7	$82.6	32.3%
Percent of net sales	43.5%	41.5%	200	bps

Selling, Distribution, and Administrative Expenses	$230.1	$177.7
Less: Amortization of acquired intangible assets	(6.0)	(2.8)
Less: Share-based compensation expense	(6.6)	(4.3)
Less: Acquisition-related items (1)	(6.6)	(0.7)
Adjusted Selling, Distribution and Administrative Expenses	$210.9	$169.9	$41.0	24.1%
Percent of net sales	27.1%	27.6%	(50)	bps

Operating Profit	$106.7	$78.6
Add-back: Amortization of acquired intangible assets	6.0	2.8
Add-back: Share-based compensation expense	6.6	4.3
Add-back: Acquisition-related items (1)	8.0	0.7
Add-back: Special charge	0.1	(0.6)
Adjusted Operating Profit	$127.4	$85.8	$41.6	48.5%
Percent of net sales	16.4%	13.9%	250	bps

Net Income	$65.5	$46.4
Add-back: Amortization of acquired intangible assets	6.0	2.8
Add-back: Share-based compensation expense	6.6	4.3
Add-back: Acquisition-related items (1)	8.0	0.7
Add-back: Special charge	0.1	(0.6)
Total pre-tax adjustments to Net Income	$20.7	$7.2
Income tax effect	(7.1)	(2.3)
Adjusted Net Income	$79.1	$51.3	$27.8	54.2%

Diluted Earnings per Share	$1.49	$1.07
Adjusted Diluted Earnings per Share	$1.80	$1.18	$0.62	52.5%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.

Net Sales
Net sales for the three months ended February 29, 2016 increased 26% compared with the prior-year period due primarily to a 17% increase in sales volume and approximately 11% favorable impact of acquired revenues from acquisitions, partially offset by unfavorable price/mix of approximately 1% and unfavorable foreign currency rate changes of approximately 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based products increased approximately 40% compared to the year-ago period and represented approximately 55% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the second quarter of fiscal 2016 increased $81.2, or 31.8%, to $336.9 compared with $255.7 in the prior-year period. Gross profit margin increased 180 basis points to 43.3% for the three months ended February 29, 2016 compared with 41.5% in the prior-year period. Gross profit was higher than the prior-year period due primarily to additional contribution on higher net sales, productivity improvements, as well as lower material and component costs and lower warranty and recall costs. These benefits were partially offset by the unfavorable impact of acquired profit in inventory and price/mix. Adjusted gross profit for the three months ended February 29, 2016 was $338.3 (43.5% of net sales) compared with gross profit of $255.7 (41.5% of net sales) in the prior-year period.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the three months ended February 29, 2016 were $230.1 compared with $177.7 in the prior-year period, an increase of $52.4, or 29.5%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including share-based incentive compensation, increased SD&A expense related to acquired businesses, and increased amortization expense of acquired intangible assets. SD&A expenses for the second quarter of fiscal 2016 were 29.6% of net sales compared with 28.8% for the prior-year period. Adjusted SD&A expenses for the three months ended February 29, 2016 were $210.9 (27.1% of net sales) compared with $169.9 (27.6% of net sales) in the prior-year period.
Operating profit for the second quarter of fiscal 2016 was $106.7 compared with $78.6 for the prior-year period, an increase of $28.1, or 35.8%. The increase in operating profit was due primarily to higher gross profit, partially offset by higher costs to support greater sales volume, higher employee-related costs, including share-based incentive compensation, and increased amortization expense related to recent acquisitions.
Adjusted operating profit increased by $41.6, or 48.5%, to $127.4 for the second quarter of fiscal 2016 compared with $85.8 for the second quarter of fiscal 2015. Adjusted operating profit margin increased 250 basis points to 16.4% for the second quarter of fiscal 2016 compared with 13.9% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $8.2 and $8.0 for the three months ended February 29, 2016 and February 28, 2015, respectively. The Company reported net miscellaneous income of $1.1 and $0.1 for the three months ended February 29, 2016 and February 28, 2015, respectively.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.2% and 34.4% for the three months ended February 29, 2016 and February 28, 2015, respectively. The Company estimates that the effective tax rate for fiscal 2016 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2016 increased $19.1 to $65.5 from $46.4 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended February 29, 2016 increased $0.42 to $1.49 compared with diluted earnings per share of $1.07 for the prior-year period.

Adjusted net income for the second quarter of fiscal 2016 was $79.1 compared with $51.3 in the prior-year period, which represented an increase of $27.8, or 54.2%. Adjusted diluted earnings per share for the three months ended February 29, 2016 increased $0.62, or 52.5%, to $1.80 compared with $1.18 for the prior-year period.

First Six Months of Fiscal 2016 Compared with First Six Months of Fiscal 2015
The following table sets forth information comparing the components of net income for the six months ended February 29, 2016 and February 28, 2015:

	Six Months Ended
	February 29, 2016	February 28, 2015	Increase (Decrease)		Percent Change
Net Sales	$1,514.4	$1,263.5	$250.9		19.9%
Cost of Products Sold	858.1	734.8	123.3		16.8%
Gross Profit	656.3	528.7	127.6		24.1%
Percent of net sales	43.3%	41.8%	150	bps
Selling, Distribution, and Administrative Expenses	436.7	354.0	82.7		23.4%
Special Charge	0.5	9.4	(8.9)		(94.7)%
Operating Profit	219.1	165.3	53.8		32.5%
Percent of net sales	14.5%	13.1%	140	bps
Other Expense (Income)
Interest Expense, net	16.1	15.9	0.2		1.3%
Miscellaneous Income, net	(1.8)	(1.0)	(0.8)		80.0%
Total Other Expense	14.3	14.9	(0.6)		(4.0)%
Income before Provision for Income Taxes	204.8	150.4	54.4		36.2%
Percent of net sales	13.5%	11.9%	160	bps
Provision for Taxes	70.9	52.9	18.0		34.0%
Effective tax rate	34.6%	35.2%
Net Income	$133.9	$97.5	$36.4		37.3%
Diluted Earnings per Share	$3.06	$2.24	$0.82		36.6%
Net sales were $1,514.4 for the six months ended February 29, 2016 compared with $1,263.5 reported for the six months ended February 28, 2015, an increase of $250.9, or 19.9%. For the six months ended February 29, 2016, the Company reported net income of $133.9, an increase of $36.4, or 37.3%, compared with $97.5 for the six months ended February 28, 2015. For the first six months of fiscal 2016, diluted earnings per share increased 36.6% to $3.06 compared with $2.24 reported in the year-ago period.

The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based compensation expense, and special charges associated primarily with continued efforts to streamline the organization.

	Six Months Ended
	February 29, 2016	February 28, 2015	Increase (Decrease)	Percent Change
Gross Profit	$656.3	$528.7
Add-back: Acquisition-related items (1)	2.0	—
Adjusted Gross Profit	$658.3	$528.7	$129.6	24.5%
Percent of net sales	43.5%	41.8%	170	bps

Selling, Distribution, and Administrative Expenses	$436.7	$354.0
Less: Amortization of acquired intangible assets	(11.0)	(5.7)
Less: Share-based compensation expense	(13.0)	(8.4)
Less: Acquisition-related items (1)	(7.7)	(0.7)
Adjusted Selling, Distribution and Administrative Expenses	$405.0	$339.2	$65.8	19.4%
Percent of net sales	26.7%	26.8%	(10)	bps

Operating Profit	$219.1	$165.3
Add-back: Amortization of acquired intangible assets	11.0	5.7
Add-back: Share-based compensation expense	13.0	8.4
Add-back: Acquisition-related items (1)	9.7	0.7
Add-back: Special charge	0.5	9.4
Adjusted Operating Profit	$253.3	$189.5	$63.8	33.7%
Percent of net sales	16.7%	15.0%	170	bps

Net Income	$133.9	$97.5
Add-back: Amortization of acquired intangible assets	11.0	5.7
Add-back: Share-based compensation expense	13.0	8.4
Add-back: Acquisition-related items (1)	9.7	0.7
Add-back: Special charge	0.5	9.4
Total pre-tax adjustments to Net Income	$34.2	$24.2
Income tax effect	(11.5)	(8.5)
Adjusted Net Income	$156.6	$113.2	$43.4	38.3%

Diluted Earnings per Share	$3.06	$2.24
Adjusted Diluted Earnings per Share	$3.58	$2.60	$0.98	37.7%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.

Net Sales
Net sales for the six months ended February 29, 2016 increased $250.9, or 20%, compared with the prior-year period due primarily to an increase in sales volume of approximately 15% and approximately 7% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in price/mix of approximately 1% and approximately 1% unfavorable foreign currency rate changes. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based luminaires during the first six months of fiscal 2016 increased approximately 40% compared to the year-ago period and represented approximately 54% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first six months of fiscal 2016 increased $127.6, or 24.1%, to $656.3 compared with $528.7 in the prior-year period. Gross profit margin increased to 43.3% for the six months ended February 29, 2016 compared with 41.8% in the prior-year period. Gross profit was higher than the prior-year period due primarily to additional contribution on higher net sales, productivity improvements, as well as lower material and component costs and lower warranty and recall costs. These benefits were partially offset by the unfavorable impact of acquired profit in inventory and price/mix. Adjusted gross profit for the six months ended February 29, 2016 was $658.3 (43.5% of net sales) compared with gross profit of $528.7 (41.8% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 29, 2016 were $436.7 compared with $354.0 in the prior-year period, an increase of $82.7, or 23.4%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, including share-based incentive compensation, increased SD&A expense related to acquired businesses, and increased amortization expense of acquired intangible assets. SD&A expenses for the first six months of fiscal 2016 were 28.8% of net sales compared with 28.0% for the prior-year period. Adjusted SD&A expenses for the six months ended February 29, 2016 were $405.0 (26.7% of net sales) compared with $339.2 (26.8% of net sales) in the prior-year period.
The Company recognized pre-tax special charges of $0.5 during the first six months of fiscal 2016, compared with pre-tax special charges of $9.4 during the first six months of fiscal 2015 related primarily to the Company's continued efforts to streamline the organization by realigning certain responsibilities primarily within various SD&A departments and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2016 was $219.1 compared with $165.3 for the prior-year period, an increase of $53.8, or 32.5%. The increase in operating profit for the first six months of fiscal 2016 compared with the first six months of fiscal 2015 was due primarily to higher gross profit and lower special charges, partially offset by higher costs to support greater sales volume, higher employee-related costs, including share-based incentive compensation, and increased amortization expense related to recent acquisitions.
Adjusted operating profit increased by $63.8, or 33.7%, to $253.3 for the first six months of fiscal 2016 compared with $189.5 for the first six months of fiscal 2015. Adjusted operating profit margin for the first six months of fiscal 2016 increased 170 basis points to 16.7% compared with 15.0% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $16.1 for the six months ended February 29, 2016 compared with $15.9 for the six months ended February 28, 2015. The Company reported net miscellaneous income of $1.8 in the first six months of fiscal 2016 compared with $1.0 in the prior-year period.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.6% and 35.2% for the six months ended February 29, 2016 and February 28, 2015, respectively.
Net income for the first six months of fiscal 2016 increased $36.4 to $133.9 from $97.5 reported for the prior-year period. The increase in net income resulted primarily from higher operating profit partially offset by a higher provision for income taxes. Diluted earnings per share for the six months ended February 29, 2016 increased $0.82 to $3.06 compared with diluted earnings per share of $2.24 for the prior-year period.
Adjusted net income for the first six months of fiscal 2016 was $156.6 compared with $113.2 in the prior-year period, which represented an increase of $43.4, or 38.3%. Adjusted diluted earnings per share for the six months ended February 29, 2016 increased $0.98, or 37.7%, to $3.58 compared with $2.60 for the prior-year period.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting product and energy management solutions portfolio combined with its extensive market presence and financial strength. Management will continue to drive the creation of a world-class, cost-efficient supply chain and service capability, while also reducing and/or eliminating resources allocated to specific areas of slower and/or declining growth. Management continues to position the Company to optimize short-term performance while investing in and deploying resources for long-term profitable growth opportunities.
In September 2015, the Company completed the acquisition of Distech Controls, a provider of building automation solutions. Distech Controls generated net sales in excess of $80 Canadian dollars during the fiscal year ended August 31, 2015, and achieved a five-year annual growth rate of over 25%. Additionally, the Company acquired Juno Lighting and Geometri in mid-December 2015. Juno Lighting generated revenues of approximately $250 in the trailing 12-month period prior to being acquired by the Company. Geometri, a small yet fast growing business intelligence company, will enhance the Company's growing portfolio of intelligent networked lighting and building automation solutions. Management expects these acquisitions to be accretive to the Company's fiscal 2016 consolidated financial results.
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2016. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 29, 2016. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

During the six months ended February 29, 2016, the Company completed its acquisitions of Distech Controls Inc. ("Distech Controls") and Juno Lighting LLC ("Juno Lighting"). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Distech Controls' or Juno Lighting's internal control over financial reporting as of February 29, 2016.
Excluding the acquisitions, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company began integrating Distech Controls and Juno Lighting into its existing control procedures from the date of acquisition. The Company does not anticipate the integration of the acquired companies to result in changes that would materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Acuity Brands is subject to various legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. Acuity Brands is self-insured up to specified limits for certain types of claims, including product liability and employment matters, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of Acuity Brands in future periods. Acuity Brands establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 29, 2016, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information

Declaration of Dividend

On April 1, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on May 2, 2016 to stockholders of record on April 18, 2016.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 6, 2016	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 6, 2016	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of October 2, 2015.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on October 7, 2015, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Form of Stock Notification and Award Agreement for Restricted Stock, effective April 1, 2016.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, filed on April 6, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.