Form 10-K
period 2016-08-31
ACUITY BRANDS INC
filed 2016-10-27
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $209.43 as quoted on the New York Stock Exchange on February 29, 2016, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,113,731,801.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 44,082,639 shares as of October 26, 2016.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5	Proxy Statement for 2016 Annual Meeting of Stockholders
Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2016 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
($ in millions, except per-share data and as indicated)
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”), and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting and building management solutions for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions vary from individual devices to intelligent network systems. Individual devices include luminaires, lighting controls, lighting components, controllers for various building systems (including HVAC, lighting, shades and access control), power supplies, and prismatic skylights. Among other benefits, intelligent network systems can optimize energy efficiency and comfort as well as enhance the occupant experience for various indoor and outdoor applications, all the while reducing operating costs. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the “Internet of Things” ("IoT") and supports the advancement of smart buildings, smart cities, and the smart grid.
As a results-driven, customer-centric company, management continues to align the unique capabilities and resources of the organization to drive profitable growth by providing comprehensive, differentiated, and integrated lighting and building management solutions for customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
Lighting and building management solutions vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given application. The Company’s lighting and building management solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Juno®, Indy™, AccuLite®, Aculux™, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Carandini®, Antique Street Lamps™, Sunoptics®, RELOC® Wiring Solutions, eldoLED®, Distech Controls®, and Acuity Controls™. As of August 31, 2016, the Company manufactures products in 17 facilities in North America and three facilities in Europe.
Principal customers include electrical distributors, system integrators, retail home improvement centers, electric utilities, lighting showrooms, national accounts, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting and building management solutions are sold primarily by independent sales agents, electrical distributors, system integrators, and sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2016, sales originated in North America accounted for approximately 96% of net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one reportable segment serving the North American and select international lighting and building management markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2016 the size of the North American lighting and building management solutions market served by the Company (also referred to herein as “addressable market”) was approximately $19 billion and includes non-portable luminaires (as defined by the National Electrical Manufacturers Association), poles for outdoor lighting, emergency lighting fixtures, daylighting, lighting controls, as well as building management controllers and systems. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. A source of demand for the lighting and building management industry is attributed to the renovation and retrofit of less efficient lighting and building management systems. While the precise size of the North American market is not known, the Company estimates the potential size of the installed base of lighting and building management solutions to be well in excess of $500 billion.
The Company operates in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s market is based on residential and non-residential construction, both new and renovation and retrofit activity, which is sensitive to the volatility of these general economic factors. The Company is not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovation and retrofit activity; however, recent trends developed from industry sources and Company estimates suggest that renovation and retrofit activity represents a growing proportion of the total non-residential lighting market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting and building management solutions. Demand for the Company’s lighting and building management solutions sold through certain retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
The residential and non-residential market is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building management solutions; and design technologies addressing sustainability and facilitating smarter buildings and cities. The Company is a leading provider of integrated lighting and building management solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building management systems provide the opportunity for lighting and building management systems to be integrated in a manner resulting in the optimal platform for enabling the IoT that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics and other features. The industry’s addressable market is likely to meaningfully expand due to the benefits and value creation provided by intelligent networked lighting and building management systems. New entrants, including both well-established as well as new software and technology companies, therefore continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
Products and Solutions
The Company offers a broad portfolio of indoor and outdoor lighting and building management solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of lighting solutions includes lighting products utilizing fluorescent, light emitting diode ("LED"), organic LED ("OLED"), high intensity discharge, metal halide, and incandescent light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems. Building management solutions include products and solutions for controlling HVAC, lighting, shades, and access control that deliver end to end optimization of those building systems. The Company's lighting and building management solutions are designed to enhance the occupant experience, improve the quality of the visual environment, and provide seamless operational energy efficiency and cost reductions, as well as increased digital functionality due to a unique capability to collect vast amounts of data that can better enable the IoT for building owners.
The solutions portfolio of the Company also includes modular wiring, LED drivers, sensors, glass, and inverters sold primarily to original equipment manufacturers ("OEMs"). In addition, the Company provides services across applications that primarily relate to monitoring and controlling lighting and building management systems through network technologies and the commissioning of control systems.
Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales for the Company in fiscal 2016, 2015, and 2014.
Sales and Marketing
Sales.  The Company sells lighting and building management solutions to customers in the North American market utilizing numerous sales forces, including internal direct salespeople and independent sales agencies, based on the channel and geography served. The Company also operates separate European sales forces, including independent international sales agencies and system integrators, and an international sales group coordinating export sales outside of North America and Europe.
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
Customers
Customers of the Company include electrical distributors, system integrators, retail home improvement centers, electric utilities, utility distributors, national accounts, value-added resellers, government entities and municipalities, lighting showrooms, OEMs, and energy service companies. In addition, there are a variety of other professionals who can represent a significant influence in the product specification process for any given project. These generally include building owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.
No single customer accounted for more than 10% of net sales in fiscal 2016. A single customer of the Company, The Home Depot, accounted for approximately 11% and 12% of net sales in fiscal 2015 and 2014, respectively. These sales include products for resale as well as for lighting its facilities.
Manufacturing and Distribution
The Company operates 20 manufacturing facilities, including nine facilities in the United States, six facilities in Mexico, three facilities in Europe, and two in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as lamps, LEDs, certain LED light engines, sockets, and ballasts are purchased primarily from third-party vendors. The Company’s investment in its production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Of total finished goods manufactured and purchased in fiscal 2016, the Company’s U.S. operations produced approximately 22%, its Mexican operations produced approximately 57%, its European operations produced approximately 3%, and finished product manufactured by others accounted for approximately 18%.
Lighting and building management solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. The Company invests in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. The Company also develops software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2016, 2015, and 2014, research and development expense totaled $47.1, $41.1, and $35.3, respectively.
Competition
The Company experiences competition based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. The market for lighting and building management solutions and services is competitive and continues to evolve. Certain global and more diversified electrical manufacturers may provide a broader product offering utilizing electrical, lighting, and building management products as well as pricing benefits from the bundling of various offerings. In addition, there have been a growing number of new competitors, from small startup companies to global electronics and software companies, offering new technologies.

Environmental Regulation
The operations of the Company are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, the Company allocates resources, including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, air emissions, end-of-life product dispositions, and energy efficiency. The Company is not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on the Company. The cost of responding to future changes, however, may be substantial.
Raw Materials
The products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2016, the Company purchased approximately 100,000 tons of steel and aluminum. The Company estimates that approximately 8% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately five million gallons of diesel fuel were consumed in fiscal 2016 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
The Company's lighting and building management solutions are sold to customers in both the new construction and renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions. Sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.
International Operations
The Company manufactures and assembles products at numerous facilities, some of which are located outside the United States. Approximately 73% of the products produced by the Company are manufactured outside the United States, primarily in Mexico and Europe. In addition, the Company sources certain finished goods from third parties with operations outside the United States, primarily in Asia.
Of the products produced by the Company, approximately 70% are manufactured at six facilities in Mexico. These facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
During fiscal 2016, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
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
Employees
As of August 31, 2016, the Company employed approximately 11,800 associates, of which approximately 4,300 were employed in the United States, approximately 7,000 in Mexico, and approximately 500 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 8,600 persons (including approximately 2,000 in the United States). Union recognition and collective bargaining arrangements covering approximately 8,100 persons will expire within the next fiscal year. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

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
The Company competes based on such factors as name recognition and reputation, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting and building management solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax policy, may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings. The impact of these factors could adversely affect the Company’s financial position, results of operations, and cash flows.
The Company’s results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
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
The market price of the Company’s common shares could fluctuate significantly for many reasons, including reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. SInce management does not provide guidance, the Company's performance could be different than analyst expectations causing a decline in the Company's stock price. To the extent that other large companies within the Company’s industry experience declines in share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the Company. Such a lawsuit could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.
Risks Related to the Company's Strategy
The Company’s results may be adversely affected by its inability to maintain pricing.
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
The Company’s inability to effectively introduce new products and solutions could adversely affect its ability to compete and its operating performance.
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
The Company may pursue future growth through strategic acquisitions, alliances, or investments, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be in start-up or development stage entities. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Uncertainty is inherent within the acquisition, alliance, and investment process and unforeseen circumstances arising from recent and future transactions could offset the anticipated benefits. In addition, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. Any of these factors could adversely affect the Company’s financial condition, results of operations, and cash flows. In addition, such investment transactions may limit the Company's ability to invest in other activities, which could be more profitable or advantageous.

The inability to effectively execute its business strategies could adversely affect the Company’s financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategies, including but not limited to, the development, marketing and selling of new products and solutions, new product development, the development, marketing, and selling of lighting and building management solutions, effective integration of acquisitions, and the development of production capacity related to components such as LED drivers. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in the emerging opportunities of the Internet of Things utilizing the Company's digital lighting and building management systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect the Company’s financial condition and results of operations. In addition, with the addition of new products and solutions, the Company may encounter new and different competitors that may have more experience with respect to such products and solutions. Any new products and solutions may not achieve the same profit margins as expected and as compared to the Company's historic products and solutions.
The Company may experience difficulties in streamlining activities which could impact shipments to customers, product quality, and the ability to realize the expected savings from streamlining actions.
The Company expects to benefit from its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs, only to the extent that it can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
Risks Related to the Company's Operations
Technological developments, intellectual property issues, and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies and services. Securing key partnerships and alliances as well as employee talent, including having access to technologies, services, and solutions developed by others, and obtaining appropriate patents and the right to utilize patents of other parties all play a significant role in protecting the Company’s freedom to operate and development activities. Additionally, the continual development of new technologies (e.g., LED, OLED, lamp/ballast systems, drivers, lighting controls systems, sensors, communication devices, software, etc.) by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume. Also, certain key suppliers of components compete with the Company and could choose to cease supplying the Company, which could temporarily disrupt production by the Company until alternative supplier relationships are established. In addition, there have been a growing number of new competitors, from small startup companies to global electronics companies. Certain global and more diversified electrical manufacturers as well as certain global software and building solution providers may be able to obtain a competitive advantage over the Company by offering broader and more integrated solutions utilizing electrical, lighting, and building automation systems, and small startup companies may offer more localized product sales and support services within individual regions, which could adversely affect on the Company’s business, financial condition, results of operations, and cash flows.
Over the last several years, the Company and others in the industry have received an increased number of allegations of patent infringement from competitors and other non-practicing entity patent holders, often coupled with offers to license such patents for use by the Company. Such offers typically relate to various technologies including certain methods of designing circuits, the use of visible light to communicate data, the use of certain wireless networking methods, and the design of specific products. The Company believes that it does not need or will be able to invalidate or access such patents through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent the Company is required but unable to enter into such arrangements on acceptable economic terms, it could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The Company may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by the Company’s ability to deliver quality products and services. The loss of or a substantial decrease in the volume of purchases by certain significant customers could harm the Company’s sales, profitability, and cash flows. The Company has relationships with channel partners such as electrical distributors, independent sales agencies, system integrators, and value-added resellers. While the Company maintains positive, and in many cases long-term, relationships with these channel partners, the loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect the Company’s sales, profitability, and cash flows.
The Company could be adversely affected by disruptions of its operations.
The breakdown of equipment or other events, including labor disputes, strikes, pandemics, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could adversely affect the Company’s financial results and cash flows. Approximately 57% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest which could also disrupt supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries could pursue financial claims against the Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity, any of which could adversely affect its financial condition, results of operations, and cash flows.
Failure of a Company operating or information system or a compromise of security with respect to an operating or information system or portable electronic device or a violation of data privacy laws or regulations could adversely affect the Company’s results of operations and financial condition or the effectiveness of internal controls over operations and financial reporting.
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

The Company is also subject to an increasing number of data privacy laws and regulations that prohibit certain transfers of data, including but not limited to transfers within and outside the Company from certain jurisdictions to others. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The legal and regulatory data privacy framework is evolving and uncertain. For example, the European Court of Justice’s decision in October 2015 to invalidate the Safe Harbor data privacy program between the United States and the European Union could disrupt the Company's ability to transfer data from Europe to the United States in compliance with applicable law.
Operating system failures, ineffective system implementation or disruptions, failure to comply with data privacy laws or regulations, or the compromise of security with respect to internal or external operating systems or portable electronic devices could subject the Company to liability claims, harm the Company’s reputation, interrupt the Company’s operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, financial condition, results of operations, or cash flows.
Changes in the Company's relationship with employees, changes in U.S. or international employment regulations, an inability to attract and retain talented employees, or a loss of key employees could adversely impact the effectiveness of the Company’s operations.
The Company employed approximately 11,800 people as of August 31, 2016, approximately 7,500 of whom are employed in international locations. As such, the Company has significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on the Company's operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 73% of the Company's workforce. Collective bargaining agreements representing approximately 69% of the Company's workforce will expire within one year. While the Company believes that it has good relationships with both its unionized and non-unionized employees, the Company may become vulnerable to a strike, work stoppage, or other labor action by these employees that could have an adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
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
Risks Related to Legal and Regulatory Matters
The Company is subject to a broad range of standards, laws and regulations in the jurisdictions in which it operates, and the Company may be exposed to substantial disruptions, costs and liabilities associated with the failure to comply with such standards, laws, and regulations.
The Company is subject to a broad range of standards, laws and regulations in the jurisdictions in which the Company operates which could result in increased costs or liabilities or adversely impact the Company's ability to sell its products and solutions. These laws and regulations impose increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, the remediation of environmental contamination, and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future industry standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, or similar concerns. These standards, laws, or regulations may impact the sourcing of raw materials and the manufacture and distribution of the Company’s products and place restrictions and other requirements or impediments on the products and solutions the Company can sell in certain geographical locations.
The Company may develop unexpected legal contingencies or matters that exceed insurance coverage.
The Company is subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business, which may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of the Company's products, services, or solutions or exposure to hazardous materials, contract disputes, or intellectual property disputes. The Company is insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product or professional liability, network security, and data privacy claims, and is fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could adversely affect the Company’s results of operations, financial position, or cash flows. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If the Company's products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products, which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Care Act could materially and adversely affect the Company's financial condition, results of operations, and cash flows.
In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has experienced increased costs related to such legislation; however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results. Future costs could adversely affect the Company's financial condition, results of operations, and cash flows.

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
Compliance with reporting requirements related to the use of conflict minerals, within the meaning of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may result in additional expense, supply chain limitations, or loss of customers.
In July 2010, the United States federal government enacted the Dodd–Frank Wall Street Reform and Consumer Protection Act, which contained provisions regarding the use of certain minerals, including cassiterite, wolframite, coltan, and gold (collectively, "Conflict Minerals"), sourced from the Democratic Republic of Congo and adjoining countries. In August 2012, the SEC adopted annual reporting requirements for public companies that use Conflict Minerals. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse effect on the Company’s ability to source these products at competitive prices and in sufficient quantities in the future. In addition, due to the complexity and sophistication of the Company's supply chain, compliance with the reporting requirements involves significant efforts and may increase costs. In addition, pressure from customers for more information or due diligence could result in increased costs or potentially the loss of certain customers.
Risks Related to Other Factors

The Company may be subject to risk in connection with third party relationships necessary to operate the Company's business.
The Company utilizes strategic partners and third party relationships in order to operate and grow its business. For instance, the Company utilizes third parties to contract manufacture certain products, as well as perform certain selling, distribution, and administrative functions. The Company cannot control the actions or performance of these third parties and therefore, cannot be certain that the Company or its end-users will be satisfied. Any future actions of or any failure to act by any third party on which the Company’s business relies could cause the Company to incur losses or interruptions in its operations and adversely affect the Company’s financial condition and results of operations.
The Company is subject to risks related to operations outside the United States.
The Company has substantial activities outside of the United States, including sourcing of products, materials, components and purchased finished goods. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located, particularly Mexico. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; unforeseen increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for the Company. The Company operates six manufacturing facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Certain regulations related to the Maquiladora program became effective in January 2015. Failure to comply with these new regulations could adversely affect the Company’s financial position, results of operations, and cash flows primarily because the Company would in such event be required to pay value-added tax on material imported into Mexico and then seek a refund of those amounts months later after the material is exported from Mexico.
The Company is also subject to certain other laws and regulations affecting its international operations, including laws and regulations such as the North American Free Trade Agreement which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. The evolution of the Company’s products, complexity of its supply chain, and historical reliance on third-party vendors such as customs brokers and freight vendors, which may not have had effective processes and controls to enable the Company to fully and accurately comply with such requirements, could subject the Company to liabilities for past, present, or future periods. Such liabilities could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding the Company's business and the business of existing and future customers and suppliers as well as have an impact on the Company's employees based in Europe, which could adversely affect its business, financial condition, results of operations, and cash flows. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange risk, violations of laws, and higher costs associated with changes in regulation, could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Risks related to the Company's defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect the Company's results of operations and the amount of contributions the Company is required to make to the defined benefit plans in future periods. As the Company's defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect the Company's financial position, results of operations, and cash flows.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties
The general corporate offices of Acuity Brands are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories as of August 31, 2016:

Nature of Facilities	Owned	Leased
Manufacturing Facilities	12	8
Warehouses	—	2
Distribution Centers*	1	6
Offices	4	17
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to the Company’s manufacturing facilities as of August 31, 2016:

	United States	Mexico	Europe	Canada	Total
Owned	6	4	1	1	12
Leased	3	2	2	1	8
Total	9	6	3	2	20

The Company believes that its properties are well maintained and in good operating condition and that its properties are suitable and adequate for its present needs. During fiscal 2017, the Company expects to make investments to expand capacity at certain manufacturing and other non-manufacturing facilities. In addition, initiatives related to enhancing the global supply chain may result in the future consolidation of certain facilities.
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
The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI”. At October 26, 2016, there were 2,856 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
2015
First Quarter	$143.67	$117.19	$0.13
Second Quarter	$164.13	$127.85	$0.13
Third Quarter	$183.53	$157.05	$0.13
Fourth Quarter	$211.82	$174.60	$0.13
2016
First Quarter	$234.43	$168.33	$0.13
Second Quarter	$241.90	$169.42	$0.13
Third Quarter	$264.00	$209.06	$0.13
Fourth Quarter	$280.89	$231.89	$0.13
The indicated annual dividend rate on the Company's common stock is $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the "Board") and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
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

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2016, with the cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P 500 Index and Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P 500 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2011 in stock or index, including reinvestment of dividends.

	Aug-11	Aug-12	Aug-13	Aug-14	Aug-15	Aug-16

Acuity Brands, Inc.	$100	$141	$189	$275	$434	$614
S&P 500	$100	$118	$140	$175	$176	$198
Dow Jones US Electrical Components & Equipment	$100	$124	$155	$194	$175	$200
Dow Jones US Building Materials & Fixtures	$100	$150	$190	$238	$275	$341

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of the Company which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2016. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Years Ended August 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(In millions, except per-share data)
Net sales	$3,291.3	$2,706.7	$2,393.5	$2,089.1	$1,933.7
Net income	290.8	222.1	175.8	127.4	116.3
Basic earnings per share	6.67	5.13	4.07	2.97	2.75
Diluted earnings per share	6.63	5.09	4.05	2.95	2.72
Cash and cash equivalents	413.2	756.8	552.5	359.1	284.5
Total assets(6)	2,948.0	2,407.0	2,145.4	1,888.5	1,722.2
Long-term debt	355.0	352.4	351.9	351.6	351.2
Total debt	355.2	352.4	351.9	351.6	351.2
Stockholders’ equity	1,659.8	1,360.0	1,163.5	993.5	834.0
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2016 include a) pre-tax special charges of $15.0 related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $21.4 c) pre-tax share-based compensation expense of $27.7, d) pre-tax acquisitions-related items of $10.8, and e) pre-tax impairment of intangible asset of $5.1, totaling $1.21 per share.

(2)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2015 include a) pre-tax special charges of $12.4 related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $11.0, c) pre-tax share-based compensation expense of $18.2, d) non tax-deductible professional fees of $3.2 related to acquisitions, and e) pre-tax net loss on financial instruments of $2.6, totaling $0.74 per share.

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2014 include a) pre-tax amortization of acquired intangible assets of $11.2, b) pre-tax share-based compensation expense of $17.7, c) pre-tax recoveries of $5.8 associated with fraud at the Company's former freight payment and audit service provider, and d) a pre-tax special charge reversal of $0.2 related to initiatives to simplify and streamline the Company's operations, totaling $0.35 per share.

(4)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2013 include a) pre-tax amortization of acquired intangible assets of $10.9, b) pre-tax share-based compensation expense of $16.5, c) pre-tax incremental costs of $8.4 incurred due to manufacturing inefficiencies directly related to the Cochran, GA manufacturing facility closure; d) pre-tax costs of $8.1 as a result of fraud at the Company's former freight payment and audit service provider; and e) a pre-tax special charge of $8.5 related to initiatives to simplify and streamline the Company's operations, totaling $0.76 per share.

(5)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2012 include a) pre-tax amortization of acquired intangible assets of $11.2, b) pre-tax share-based compensation expense of $15.9, c) $13.3 of pre-tax special charges, primarily related to severance and production transfer costs; d) pre-tax non-cash impairments of $1.2 attributable to the abandonment of inventory that was not transferred to other facilities; and e) pre-tax incremental costs incurred due to manufacturing inefficiencies directly related to the Cochran facility closure, which amounted to approximately $3.2, totaling $0.68 per share.

(6)
Fiscal 2015, 2014, 2013, and 2012 amounts include the reclassification of deferred income taxes from short-term to long-term related to the adoption of ASU 2015-17. See the New Accounting Pronouncements footnote for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in millions, except per-share data and as indicated)
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands and its subsidiaries for the years ended August 31, 2016 and 2015. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.
Overview
Company
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company, with its principal office in Atlanta, Georgia, employed approximately 11,800 people worldwide as of August 31, 2016.
The Company designs, produces, and distributes a broad array of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting and building management solutions include devices such as luminaires, lighting controls,controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. The Company is one of the world's leading producers and distributors of lighting and building management solutions, with a broad, highly configurable, diversified product offering. As of August 31, 2016, the Company operated 20 manufacturing facilities and seven distribution facilities along with two warehouses to serve its extensive customer base.
The Company does not consider acquisitions a critical element of its strategy, but seeks opportunities to expand and enhance its portfolio of solutions, including the following transactions:
On June 30, 2016, using cash on hand and common stock, the Company acquired DGLogik, Inc. ("DGLogik"), a provider of innovative software solutions that enable and visualize the Internet of Things. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California.
On December 10, 2015, using cash on hand, the Company acquired Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.
On September 1, 2015, using cash on hand, the Company acquired Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada.
On April 15, 2015, using cash on hand, the Company acquired for cash substantially all of the assets and assumed certain liabilities of ByteLight, Inc. ("ByteLight"), a provider of indoor location software for light-emitting diode (“LED”) lighting. ByteLight is headquartered in Boston, Massachusetts.
In addition, during fiscal 2015, the Company made a strategic, non-controlling investment in a company specializing in light sensory networks.
Strategy
The Company's strategy is to extend its leadership position in the North American market and certain markets internationally by delivering superior lighting and building management solutions. The Company’s lighting and building management solutions vary from individual devices to intelligent network systems. Individual devices include luminaires, lighting controls, lighting components, controllers for various building systems (including HVAC, lighting, shades and access control), power supplies, and prismatic skylights. Among other benefits, intelligent network systems can optimize energy efficiency and comfort as well as enhance the occupant experience for various indoor and outdoor applications, all the while reducing operating costs. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the “Internet of Things” (IoT) and supports the advancement of smart buildings, smart cities, and the smart grid. As a results-oriented, customer-centric company, management will continue to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting and building management solutions for its customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.
Throughout fiscal 2016, the Company believes it made significant progress towards achieving its strategic objectives, including expanding its access to the market, expanding its addressable market, introducing new lighting and building management solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating profit margin in the mid-teens or higher;

•	Diluted earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing new and innovative solutions and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards various levels of year over year improvement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.
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
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying interest on borrowings as currently scheduled, and making required contributions into its employee benefit plans, as well as potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors. Two million shares of the Company’s common stock are currently authorized and available for repurchase under the existing repurchase program. The Company expects to repurchase shares on an opportunistic basis. During fiscal 2017, the Company currently expects to invest approximately 2.5% of net sales in capital expenditures primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase Company stock, fund acquisitions, and pay dividends.
The Company’s cash position at August 31, 2016 was $413.2, a decrease of $343.6 from August 31, 2015. During the year ended August 31, 2016, the Company generated net cash from operating activities of $345.7 with additional cash received of $14.2 from stock issuances primarily in connection with stock option exercises. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to fund acquisitions of $623.2 and capital expenditures of $83.7 as well as pay dividends to stockholders of $22.9. Foreign currency related items had an unfavorable effect on cash flows of $4.0 during the current year.
During fiscal 2016, net cash generated from operating activities increased $56.8 to $345.7 compared with $288.9 generated in the prior-year period due primarily to higher net income partially offset by higher operating working capital requirements. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $53.3 during fiscal 2016 compared to an increase of $38.1 during fiscal 2015. Operating working capital requirements increased primarily due to greater production and purchases necessary to support the higher level of net sales.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $83.7 and $56.5 in fiscal 2016 and 2015, respectively, primarily for new tooling, machinery, equipment, facility enhancements, and information technology.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2016:

		Payments Due by Period(6)
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$356.5	$0.2	$0.6	$354.6	$1.1
Interest Obligations(2)	163.8	31.9	65.3	31.4	35.2
Operating Leases(3)	60.2	15.1	21.7	13.2	10.2
Purchase Obligations(4)	198.6	193.8	4.8	—	—
Other Long-term Liabilities(5)	42.9	4.3	6.6	3.6	28.4
Total	$822.0	$245.3	$99.0	$402.8	$74.9
___________________________

(1)
These amounts (which represent the amounts outstanding at August 31, 2016) are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2016 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total amounts shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $5.2 of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

(6)
Deferred income tax liabilities as of August 31, 2016 were approximately $187.8. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding, consisting primarily of fixed-rate obligations net of discount and deferred costs, was $355.2 at August 31, 2016 compared with $352.4 at August 31, 2015. During fiscal 2016, the Company borrowed $2.5 under recently-executed fixed rate long-term bank loans.

On December 8, 2009, ABL issued the Notes in a private placement transaction with an aggregate principal amount of $350.0. The Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On August 27, 2014, the Company executed the Revolving Credit Facility with a borrowing capacity of $250.0. The Revolving Credit Facility replaced the Company's prior $250.0 revolving credit facility, which was scheduled to mature on January 31, 2017. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2016. As of August 31, 2016, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the casualty insurance programs for the Company and providing credit support for the Company's industrial revenue bond. At August 31, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2016, the Company’s consolidated stockholders’ equity increased $299.8 to $1,659.8 at August 31, 2016 from $1,360.0 at August 31, 2015. The increase was due primarily to net income earned in the period, as well as amortization of stock-based compensation, and stock issuances resulting primarily from the exercise of stock options, partially offset by payment of dividends, pension plan adjustments, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.6% and 20.6% at August 31, 2016 and 2015, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (3.6)% at August 31, 2016 and (42.3)% at August 31, 2015 as cash on hand continued to exceed debt.
Dividends
Acuity Brands paid dividends on its common stock of $22.9 ($0.52 per share) in fiscal 2016 and $22.7 ($0.52 per share) in fiscal 2015. The indicated quarterly dividend rate is $0.13 per share. However, all decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board of Directors and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Company’s Board of Directors deems relevant.

Results of Operations
Fiscal 2016 Compared with Fiscal 2015
The following table sets forth information comparing the components of net income for the year ended August 31, 2016 with the year ended August 31, 2015:

	Years Ended August 31,		Increase		Percent
	2016	2015	(Decrease)		Change
Net Sales	$3,291.3	$2,706.7	$584.6		21.6%
Cost of Products Sold	1,855.1	1,561.1	294.0		18.8%
Gross Profit	1,436.2	1,145.6	290.6		25.4%
Percent of net sales	43.6%	42.3%	130	bps
Selling, Distribution, and Administrative Expenses	946.0	756.9	189.1		25.0%
Special Charge	15.0	12.4	2.6		21.0%
Operating Profit	475.2	376.3	98.9		26.3%
Percent of net sales	14.4%	13.9%	50	bps
Other Expense (Income):
Interest Expense, net	32.2	31.5	0.7		2.2%
Miscellaneous (Income) Expense, net	(1.6)	1.2	(2.8)		233.3%
Total Other Expense	30.6	32.7	(2.1)		(6.4)%
Income before Provision for Income Taxes	444.6	343.6	101.0		29.4%
Percent of net sales	13.5%	12.7%	80	bps
Provision for Income Taxes	153.8	121.5	32.3		26.6%
Effective tax rate	34.6%	35.4%
Net Income	$290.8	$222.1	$68.7		30.9%
Diluted Earnings per Share	$6.63	$5.09	$1.54		30.3%
Net sales increased $584.6, or 21.6%, to $3,291.3 for the year ended August 31, 2016 compared with $2,706.7 reported for the year ended August 31, 2015. For the year ended August 31, 2016, the Company reported net income of $290.8 compared with $222.1 for the year ended August 31, 2015, an increase of $68.7, or 30.9%. For fiscal 2016, diluted earnings per share increased 30.3% to $6.63 from $5.09 for the prior-year period.
The following table reconciles certain financial measures prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based compensation expense, impairment of intangible asset, special charges associated primarily with continued efforts to streamline the organization, and net losses associated with financial instruments. Although special charges, amortization of acquired intangible assets, and share-based compensation expense have been recognized in prior periods and could recur in future periods, management typically excludes the impact of these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative expenses, adjusted operating profit and margin, adjusted other income/expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

	Years Ended August 31,		Increase (Decrease)	Percent Change
	2016	2015
Gross Profit	$1,436.2	$1,145.6
Add-back: Acquisition-related items (1)	2.8	—
Adjusted Gross Profit	$1,439.0	$1,145.6	$293.4	25.6%
Percent of net sales	43.7%	42.3%	140	bps

Selling, Distribution, and Administrative Expenses	$946.0	$756.9
Less: Amortization of acquired intangible assets	(21.4)	(11.0)
Less: Share-based compensation expense	(27.7)	(18.2)
Less: Acquisition-related items (1)	(8.0)	(3.2)
Less: Impairment of intangible asset	(5.1)	—
Adjusted Selling, Distribution, and Administrative Expenses	$883.8	$724.5	$159.3	22.0%
Percent of net sales	26.9%	26.8%	10	bps

Operating Profit	$475.2	$376.3
Add-back: Amortization of acquired intangible assets	21.4	11.0
Add-back: Share-based compensation expense	27.7	18.2
Add-back: Acquisition-related items (1)	10.8	3.2
Add-back: Impairment of intangible asset	5.1	—
Add-back: Special charge	15.0	12.4
Adjusted Operating Profit	$555.2	$421.1	$134.1	31.8%
Percent of net sales	16.9%	15.6%	130	bps

Other Expense (Income)	$30.6	$32.7
Add-back: Net loss on financial instruments	—	(2.6)
Adjusted Other Expense (Income)	$30.6	$30.1	$0.5	1.7%

Net Income	$290.8	$222.1
Add-back: Amortization of acquired intangible assets	21.4	11.0
Add-back: Share-based compensation expense	27.7	18.2
Add-back: Acquisition-related items (1)	10.8	3.2
Add-back: Impairment of intangible asset	5.1	—
Add-back: Special charge	15.0	12.4
Add-back: Net loss on financial instruments	—	2.6
Total pre-tax adjustments to Net Income	$80.0	$47.4
Income tax effect	(27.1)	(15.4)
Adjusted Net Income	$343.7	$254.1	$89.6	35.3%

Diluted Earnings per Share	$6.63	$5.09
Adjusted Diluted Earnings per Share	$7.84	$5.83	$2.01	34.5%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.

Net Sales
Net sales for the year ended August 31, 2016 increased by 21.6% compared with the prior-year period due primarily to an increase in sales volumes of approximately 15% and the favorable impact of acquired revenues from acquisitions of 9%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold ("price/mix") of approximately 2% and unfavorable foreign currency rate changes of less than 1%. Sales volume was higher across most product categories and key sales channels. Sales of LED-based luminaires during the year ended August 31, 2016 increased almost 50% compared to the year-ago period and represented approximately 60% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify or differentiate the individual components of volume, price and mix.
Gross Profit
Gross profit for fiscal 2016 increased $290.6, or 25.4%, to $1,436.2 compared with $1,145.6 for the prior year. The increase in gross profit was due primarily to additional contribution on higher net sales, lower material and component costs, and improved productivity. These items were partially offset by unfavorable price/mix, acquisition-related items, and specifically in the fourth quarter, certain disruptions in the supply chain. As a result of these factors, gross profit margin increased 130 basis points to 43.6% for the year ended August 31, 2016 compared with 42.3% for the year ended August 31, 2015.
Adjusted gross profit for fiscal 2016 increased $293.4, or 25.6%, to $1,439.0 compared with $1,145.6 for the prior year. Adjusted gross profit margin increased 140 basis points to 43.7% compared to 42.3% in the prior year.
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2016 increased $189.1, or 25.0%, to $946.0 compared with $756.9 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, higher amortization of acquired intangible assets related to recent acquisitions, certain other acquisition-related items, and the impairment of an intangible asset. The increase in employee costs reflects the Company's investments in capabilities related to areas of future growth as well as enhanced customer service. The increase in employee costs also includes increased variable compensation expense as well as share-based compensation expense due primarily to restricted stock issued as part of certain recent acquisitions. These items were partially offset by savings from recent streamlining efforts. Compared with the prior-year period, SD&A expenses as a percent of sales increased 70 basis points to 28.7% for fiscal 2016 from 28.0% in fiscal 2015. Adjusted SD&A expenses were $883.8, or 26.9% of net sales, in fiscal 2016 compared to $724.5, or 26.8% of net sales, in the year-ago period.
The Company recognized pre-tax special charges of $15.0 during fiscal 2016 compared with pre-tax special charges of $12.4 during fiscal 2015. These charges related primarily to the Company's continued efforts to integrate recent acquisitions, streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments, and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2016 was $475.2 compared with $376.3 reported for the prior-year period, an increase of $98.9, or 26.3%. Operating profit margin increased 50 basis points to 14.4% for fiscal 2016 compared with 13.9% for fiscal 2015 due primarily to higher gross profit, partially offset by higher costs to support greater sales volume, special charges, employee-related costs, including variable incentive compensation, acquisition-related items, and the impairment of an intangible asset.
Adjusted operating profit increased $134.1, or 31.8%, to $555.2 compared with $421.1 for fiscal 2015. Adjusted operating profit margin increased 130 basis points to 16.9% compared with adjusted operating profit margin of 15.6% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which includes gains and losses related to foreign exchange rate changes. Interest expense, net, was $32.2 and $31.5 for the years ended August 31, 2016 and 2015, respectively. The Company reported net miscellaneous income of $1.6 in fiscal 2016 compared with net miscellaneous expense of $1.2 in fiscal 2015.

Provision for Income Taxes and Net Income
The effective income tax rate was 34.6% and 35.4% for the years ended August 31, 2016 and 2015, respectively. The Company estimates that its effective tax rate for fiscal 2017 will be approximately 35.5% before any discrete items and assuming the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2016 increased $68.7, or 30.9%, to $290.8 from $222.1 reported for the prior year. The increase in net income resulted primarily from higher operating profit partially offset by higher tax expense.
Adjusted net income for fiscal 2016 increased 35.3% to $343.7 compared with $254.1 in the year-ago period. Adjusted diluted earnings per share for fiscal 2016 was $7.84 compared with $5.83 for the prior-year period, which represented an increase of $2.01, or 34.5%.
Fiscal 2015 Compared with Fiscal 2014
The following table sets forth information comparing the components of net income for the year ended August 31, 2015 with the year ended August 31, 2014:

	Years Ended August 31,		Increase		Percent
	2015	2014	(Decrease)		Change
Net Sales	$2,706.7	$2,393.5	$313.2		13.1%
Cost of Products Sold	1,561.1	1,414.3	146.8		10.4%
Gross Profit	1,145.6	979.2	166.4		17.0%
Percent of net sales	42.3%	40.9%	140	bps
Selling, Distribution, and Administrative Expenses	756.9	680.3	76.6		11.3%
Special Charge	12.4	(0.2)	12.6		NM
Operating Profit	376.3	299.1	77.2		25.8%
Percent of net sales	13.9%	12.5%	140	bps
Other Expense (Income):
Interest Expense, net	31.5	32.1	(0.6)		(1.9)%
Miscellaneous Expense (Income), net	1.2	1.3	(0.1)		(7.7)%
Total Other Expense	32.7	33.4	(0.7)		(2.1)%
Income before Provision for Income Taxes	343.6	265.7	77.9		29.3%
Percent of net sales	12.7%	11.1%	160	bps
Provision for Income Taxes	121.5	89.9	31.6		35.2%
Effective tax rate	35.4%	33.8%
Net Income	$222.1	$175.8	$46.3		26.3%
Diluted Earnings per Share	$5.09	$4.05	$1.04		25.7%
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
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude amortization of acquired intangibles, share-based compensation expense, acquisition-related items, incremental recoveries related to a fraud at a freight service provider, special charges associated primarily with continued efforts to streamline the organization, and net losses associated with financial instruments.

	Years Ended August 31,		Increase (Decrease)	Percent Change
	2015	2014
Selling, Distribution, and Administrative Expenses	$756.9	$680.3
Less: Amortization of acquired intangible assets	(11.0)	(11.2)
Less: Share-based compensation expense	(18.2)	(17.7)
Add-back: Freight service provider fraud-related recoveries	—	5.8
Less: Acquisition-related items (1)	(3.2)	—
Adjusted Selling, Distribution, and Administrative Expenses	$724.5	$657.2	$67.3	10.2%
Percent of net sales	26.8%	27.5%	(70)	bps

Operating Profit	$376.3	$299.1
Add-back: Amortization of acquired intangible assets	11.0	11.2
Add-back: Share-based compensation expense	18.2	17.7
Less: Freight service provider fraud-related recoveries	—	(5.8)
Add-back: Acquisition-related items (1)	3.2	—
Add-back/(Less): Special charge	12.4	(0.2)
Adjusted Operating Profit	$421.1	$322.0	$99.1	30.8%
Percent of net sales	15.6%	13.5%	210	bps

Other Expense (Income)	$32.7	$33.4
Add-back: Net loss on financial instruments	(2.6)	—
Adjusted Other Expense (Income)	$30.1	$33.4	$(3.3)	(9.9)%

Net Income	$222.1	$175.8
Add-back: Amortization of acquired intangible assets	11.0	11.2
Add-back: Share-based compensation expense	18.2	17.7
Add-back: Acquisition-related items (1)	3.2	—
Less: Freight service provider fraud-related recoveries	—	(5.8)
Add-back/(Less): Special charge	12.4	(0.2)
Add-back: Net loss on financial instruments	2.6	—
Total pre-tax adjustments to Net Income	$47.4	$22.9
Income tax effect	(15.4)	(7.9)
Adjusted Net Income	$254.1	$190.8	$63.3	33.2%

Diluted Earnings per Share	$5.09	$4.05
Adjusted Diluted Earnings per Share	$5.83	$4.40	$1.43	32.5%
Net Sales
Net sales for the year ended August 31, 2015 increased by 13.1% compared with the prior-year period due primarily to an increase in sales volumes of approximately 15%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold ("price/mix") of approximately 1% and unfavorable foreign currency rate changes of 1%. Sales volume was higher across most product categories and key sales channels as the Company realized greater demand for LED-based luminaires. Sales of LED-based luminaires during the year ended August 31, 2015 increased 57% compared to the year-ago period and represented 46% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.

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
Operating Profit
Selling, Distribution, and Administrative (“SD&A”) expenses for the year ended August 31, 2015 increased $76.6, or 11.3%, to $756.9 compared with $680.3 in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, and higher employee-related costs, including variable incentive compensation costs, partially offset by savings from recent streamlining efforts. Compared with the prior-year period, SD&A expenses as a percent of sales declined 40 basis points to 28.0% for fiscal 2015 from 28.4% in fiscal 2014. Adjusted SD&A expenses were $724.5, or 26.8% of net sales, in fiscal 2015 compared to $657.2, or 27.5% of net sales, in the year-ago period.
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
Adjusted operating profit increased $99.1, or 30.8%, to $421.1 compared with $322.0 for fiscal 2014. Adjusted operating profit margin increased 210 basis points to 15.6% compared with adjusted operating profit margin of 13.5% in the year-ago period.
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
Provision for Income Taxes and Net Income
The effective income tax rate was 35.4% and 33.8% for the years ended August 31, 2015 and 2014, respectively. The fiscal 2014 effective tax rate benefited from a reduction in certain income tax reserves which did not recur in fiscal 2015.
Net income for fiscal 2015 increased $46.3, or 26.3%, to $222.1 from $175.8 reported for fiscal 2014. The increase in net income resulted primarily from higher operating profit partially offset by higher tax expense.
Adjusted net income for fiscal 2015 increased 33.2% to $254.1 compared with $190.8 in fiscal 2014. Adjusted diluted earnings per share for fiscal 2015 were $5.83 compared with $4.40 for fiscal 2014, which represented an increase of $1.43, or 32.5%.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio combined with its extensive market presence and financial strength. Management will continue to drive the creation of a world-class, cost-efficient supply chain and service capability, while also reducing and/or eliminating resources allocated to specific areas of slower and/

or declining growth. Management continues to position the Company to optimize short-term performance while investing in and deploying resources for long-term profitable growth opportunities.
During fiscal 2016, the Company recorded a pre-tax special charge of $15.0 for actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment certain responsibilities, primarily within various selling, distribution, and administrative departments. Management expects to realize annual savings equal to at least twice the amount of the charge and to achieve the full annualized run-rate by the end of the second quarter of fiscal 2017. Management expects to incur additional costs associated with these and potential future integration and streamlining activities in fiscal 2017.
Overall, the economy in North America and certain markets the Company serves in Europe continue to move along at a measured, but sometimes inconsistent pace. The 2016 U.S. presidential election and other events, such as the United Kingdom’s referendum vote to exit the European Union, continue to create uncertainty and volatility. This uncertainty and volatility has the potential to affect consumer and business sentiment which in turn could negatively impact global economic activity. This notwithstanding, management remains bullish regarding the Company’s prospects for continued future profitable growth. Management expects the growth rate for lighting and building management solutions in the North American market, which includes renovation and retrofit activity and comprises approximately 96% percent of the Company’s revenues, will be in the mid-to-upper single digit range for fiscal 2017 based on third-party forecasts and other key leading indicators. The Company’s order rates through the month of September seem to reflect this favorable trend. In addition to the projected growth in the Company’s primary end-markets, management believes that the Company should benefit from recent acquisitions, further growth from the introduction of new lighting and building automation solutions, and expansion in underpenetrated geographies and channels.
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
Accounting Standards Adopted in Fiscal 2016 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based compensation expense; medical, product warranty, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of the Company.

The management believes the following represent the Company’s critical accounting policies and estimates:
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
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $947.8 as of August 31, 2016. The Company utilized a qualitative assessment to determine the likelihood of impairment of goodwill as of June 1, 2016. To do this, the Company identified and analyzed macroeconomic, industry, and company-specific factors. Additionally, factors that most affect the fair value of the Company were compared to those used in the previous quantitative impairment test to identify potentially significant variances to further support the reasonableness of the assumptions.
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
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of seven trade names with an aggregate carrying value of approximately $135.0. Management utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s indefinite-lived trade names are calculated by applying a theoretical royalty rate a willing third party would pay for use of the particular trade name to estimated future net sales. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in non-residential and residential construction markets, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3.0% for the Company and is based primarily on the Company’s understanding of projections for expected long-term growth in non-residential construction, the Company’s key market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. Differences between expected and actual results can result in significantly different valuations. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 9% and 16% as of June 1, 2016, based on the Capital Asset Pricing Model, which considers the updated risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2016, the Company performed an evaluation of the fair values of its indefinite-lived trade names. The Company’s expected revenues are based on the Company’s fiscal 2017 expectations and recent lighting market growth estimates for fiscal 2017 through 2021. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2016, estimated theoretical royalty rates ranged between 1% and 4%. During fiscal 2016, management began to rationalize the Company's portfolio of brands, resulting in the initiation of the phase out of one of the trade names. The Company recognized an impairment charge of $5.1 related to this trade name and concluded the trade name is definite-lived. The indefinite-lived intangible asset analysis did not result in any other impairment charges, as the fair values exceeded the carrying values for each of the other trade names. The estimated fair values of the indefinite-lived intangible assets exceed the carrying values by such a significant amount that any reasonably likely change in the assumptions used in the analyses, including revenue growth rates, royalty rates, and discount rates, would not cause the carrying values to exceed the estimated fair values as determined by the fair value analyses. The Company determined that any estimated potential impairment related to the trade names based on changes in the assumptions, which would be less likely to occur, would not be material to the Company’s financial condition or results of operations.
Definite-Lived Intangible Assets
The Company evaluates the remaining useful lives of its definite-lived intangible assets on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would warrant a revision to the remaining period of amortization. The Company considers each reporting period whether an event occurred or circumstances changed that would more likely than not indicate that the fair value of the definite-lived asset is below its carrying value. The Company noted no such events or changes during fiscal 2016 or 2015.
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
The Company is also self-insured for the majority of its medical benefit plans up to certain limits. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised, if necessary, annually. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan design, legislation, and general economic conditions could materially affect the Company’s medical benefit plan liabilities, future expense, and cash flow.
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

Product Warranty and Recall Costs
The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. The Company is fully self-insured for product warranty costs. Historical warranty costs have been within expectations. The Company expects that historical activity will continue to be the best indicator of future warranty costs. There can be no assurance that future warranty costs will not exceed historical amounts or that incorporating new technologies, such as LED components into products, may not generate unexpected costs. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. If actual future warranty or recall costs exceed recorded amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects”, “believes”, “intends”, “anticipates” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of volatility and uncertainty in general economic conditions; (c) external forecasts projecting industry unit volumes; (d) expectations about the impact of volatility and uncertainty in component and commodity costs and availability, and the Company's ability to manage those challenges, as well as the Company’s response with pricing of its products; (e) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalizing on growth opportunities, expanding in key markets, enhancing service to the customer, and investing in product innovation; (f) the Company’s estimate of its fiscal 2017 annual tax rate; (g) the Company’s future amortization expense; (h) the Company's ability to integrate acquisitions and achieve accretive results, and (i) the Company’s ability to achieve its long-term financial goals and measures. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
($ in millions)
General.  The Company is exposed to worldwide market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks of the Company.
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2016, the variable-rate debt of the Company was solely comprised of the $4.0 long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2016, would have resulted in a de minimus amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2016 would have decreased the estimated fair value of these debt obligations by approximately $2.9. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2016 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $12, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $15. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $9, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $12. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2016, the Company purchased approximately 100,000 tons of steel and aluminum. The Company estimates that approximately 8% of raw materials purchased are petroleum-based and that approximately five million gallons of diesel fuel were consumed in fiscal 2016. Failure to effectively manage future increases in the costs of these items could have an adverse impact on the Company's results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2016, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Juno Lighting LLC and Distech Controls Inc. (collectively, the “2016 Acquisitions”), which are included in the Company’s consolidated financial statements as of August 31, 2016 and for the period from the respective acquisition dates through August 31, 2016. As of August 31, 2016, the 2016 Acquisitions constituted less than 15% and 28% of the Company’s tangible assets and net tangible assets, respectively. For the year ended August 31, 2016, the 2016 Acquisitions constituted less than 10% of both the Company's net sales and pre-tax income.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 27, 2016 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2016 and 2015, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 27, 2016 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 27, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Juno Lighting LLC (“Juno Lighting”) and Distech Controls Inc. (“Distech Controls”) (collectively, the “2016 Acquisitions”), which are included in the company’s 2016 consolidated financial statements of Acuity Brands, Inc. As of August 31, 2016, the 2016 Acquisitions constituted less than 15% and 28% of the company’s tangible assets and net tangible assets, respectively. For the year ended August 31, 2016, the 2016 Acquisitions constituted less than 10% of both the company's net sales and pre-tax income.
Our audit of internal control over financial reporting of Acuity Brands, Inc. also did not include an evaluation of the internal control over financial reporting of Juno Lighting and Distech Controls.
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2016 and 2015, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2016 of Acuity Brands, Inc. and our report dated October 27, 2016 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 27, 2016

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2016	2015
	(In millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$413.2	$756.8
Accounts receivable, less reserve for doubtful accounts of $1.7 and $1.3 as of August 31, 2016 and 2015, respectively	572.8	411.7
Inventories	295.2	224.8
Prepayments and other current assets	41.7	20.1
Total Current Assets	1,322.9	1,413.4
Property, Plant, and Equipment, at cost:
Land	23.1	6.7
Buildings and leasehold improvements	174.4	128.4
Machinery and equipment	448.2	391.9
Total Property, Plant, and Equipment	645.7	527.0
Less — Accumulated depreciation and amortization	377.9	352.4
Property, Plant, and Equipment, net	267.8	174.6
Other Assets:
Goodwill	947.8	565.0
Intangible assets	381.4	223.4
Deferred income taxes	5.1	3.5
Other long-term assets	23.0	27.1
Total Other Assets	1,357.3	819.0
Total Assets	$2,948.0	$2,407.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$401.0	$311.1
Current maturities of long-term debt	0.2	—
Accrued compensation	93.9	78.2
Accrued pension liabilities, current	1.3	1.6
Other accrued liabilities	176.1	130.0
Total Current Liabilities	672.5	520.9
Long-Term Debt	355.0	352.4
Accrued Pension Liabilities, less current portion	119.9	83.9
Deferred Income Taxes	74.6	31.7
Self-Insurance Reserves, less current portion	7.2	6.9
Other Long-Term Liabilities	59.0	51.2
Total Liabilities	1,288.2	1,047.0
Commitments and Contingencies (see Commitments and Contingencies footnote)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,415,687 issued and 43,736,230 outstanding at August 31, 2016; 53,024,284 issued and 43,305,029 outstanding at August 31, 2015	0.5	0.5
Paid-in capital	856.4	797.1
Retained earnings	1,360.9	1,093.0
Accumulated other comprehensive loss items	(139.4)	(110.4)
Treasury stock, at cost, 9,679,457 shares at August 31, 2016 and 9,719,255 shares at August 31, 2015	(418.6)	(420.2)
Total Stockholders’ Equity	1,659.8	1,360.0
Total Liabilities and Stockholders’ Equity	$2,948.0	$2,407.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2016	2015	2014
	(In millions, except per-share data)
Net Sales	$3,291.3	$2,706.7	$2,393.5
Cost of Products Sold	1,855.1	1,561.1	1,414.3
Gross Profit	1,436.2	1,145.6	979.2
Selling, Distribution, and Administrative Expenses	946.0	756.9	680.3
Special Charge	15.0	12.4	(0.2)
Operating Profit	475.2	376.3	299.1
Other Expense (Income):
Interest expense, net	32.2	31.5	32.1
Miscellaneous (income) expense, net	(1.6)	1.2	1.3
Total Other Expense	30.6	32.7	33.4
Income before Provision for Income Taxes	444.6	343.6	265.7
Provision for Income Taxes	153.8	121.5	89.9
Net Income	$290.8	$222.1	$175.8

Earnings Per Share:
Basic Earnings per Share	$6.67	$5.13	$4.07
Basic Weighted Average Number of Shares Outstanding	43.5	43.1	42.8
Diluted Earnings per Share	$6.63	$5.09	$4.05
Diluted Weighted Average Number of Shares Outstanding	43.8	43.4	43.0

Dividends Declared per Share	$0.52	$0.52	$0.52

Comprehensive Income:
Net income	$290.8	$222.1	$175.8
Other Comprehensive Income (Loss) Items:
Foreign currency translation adjustments	(5.6)	(24.0)	0.7
Defined benefit plans, net	(23.4)	(14.5)	(10.0)
Other Comprehensive Loss Items, net of tax	(29.0)	(38.5)	(9.3)
Comprehensive Income	$261.8	$183.6	$166.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2016	2015	2014
	(In millions)
Cash Provided by (Used for) Operating Activities:
Net income	$290.8	$222.1	$175.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	62.6	45.8	43.4
Share-based compensation expense	27.7	18.2	17.7
Excess tax benefits from share-based payments	(25.6)	(17.6)	(10.4)
(Gain) loss on the sale or disposal of property, plant, and equipment	(0.9)	0.7	0.3
Asset impairments	5.1	—	0.1
Deferred income taxes	(8.2)	2.8	(0.2)
Loss on financial instruments, net	—	2.6	—
Change in assets and liabilities, net of effect of acquisitions, divestitures and effect of exchange rate changes:
Accounts receivable	(94.6)	(46.1)	(55.4)
Inventories	(24.0)	(15.1)	(9.0)
Prepayments and other current assets	(10.5)	0.7	(6.6)
Accounts payable	65.3	23.1	37.6
Other current liabilities	60.6	59.3	59.8
Other	(2.6)	(7.6)	(20.0)
Net Cash Provided by Operating Activities	345.7	288.9	233.1
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(83.7)	(56.5)	(35.3)
Proceeds from sale of property, plant, and equipment	2.2	1.3	1.0
Acquisitions of businesses and intangible assets, net of cash acquired	(623.2)	(14.6)	—
Other investing activities	—	(2.6)	—
Net Cash Used for Investing Activities	(704.7)	(72.4)	(34.3)
Cash Provided by (Used for) Financing Activities:
Issuance of long-term debt	2.5	—	—
Proceeds from stock option exercises and other	14.2	11.6	8.4
Excess tax benefits from share-based payments	25.6	17.6	10.4
Dividends paid	(22.9)	(22.7)	(22.5)
Other financing activities	—	(10.4)	(2.6)
Net Cash Provided by (Used for) Financing Activities	19.4	(3.9)	(6.3)
Effect of Exchange Rate Changes on Cash	(4.0)	(8.3)	0.9
Net Change in Cash and Cash Equivalents	(343.6)	204.3	193.4
Cash and Cash Equivalents at Beginning of Year	756.8	552.5	359.1
Cash and Cash Equivalents at End of Year	$413.2	$756.8	$552.5
Supplemental Cash Flow Information:
Income taxes paid during the period	$120.7	$106.3	$77.4
Interest paid during the period	$32.8	$32.2	$32.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock	Total
	(In millions)
Balance, August 31, 2013	$0.5	$735.5	$740.3	$(62.6)	$(420.2)	$993.5
Net income	—	—	175.8	—	—	175.8
Other comprehensive loss	—	—	—	(9.3)	—	(9.3)
Amortization, issuance, and forfeitures of restricted stock grants	—	7.2	—	—	—	7.2
Employee Stock Purchase Plan issuances	—	0.4	—	—	—	0.4
Cash dividends of $0.52 per share paid on common stock	—	—	(22.5)	—	—	(22.5)
Stock options exercised	—	8.0	—	—	—	8.0
Excess tax benefits from share-based payments	—	10.4	—	—	—	10.4
Balance, August 31, 2014	0.5	761.5	893.6	(71.9)	(420.2)	1,163.5
Net income	—	—	222.1	—	—	222.1
Other comprehensive loss	—	—	—	(38.5)	—	(38.5)
Amortization, issuance, and forfeitures of restricted stock grants	—	6.4	—	—	—	6.4
Employee Stock Purchase Plan issuances	—	0.5	—	—	—	0.5
Cash dividends of $0.52 per share paid on common stock	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	11.1	—	—	—	11.1
Excess tax benefits from share-based payments	—	17.6	—	—	—	17.6
Balance, August 31, 2015	0.5	797.1	1,093.0	(110.4)	(420.2)	1,360.0
Net income	—	—	290.8	—	—	290.8
Other comprehensive loss	—	—	—	(29.0)	—	(29.0)
Common Stock issued from Treasury Stock for acquisition of business		8.4			1.6	10.0
Amortization, issuance, and forfeitures of restricted stock grants	—	11.1	—	—	—	11.1
Employee Stock Purchase Plan issuances	—	0.7	—	—	—	0.7
Cash dividends of $0.52 per share paid on common stock	—	—	(22.9)	—	—	(22.9)
Stock options exercised	—	13.5	—	—	—	13.5
Excess tax benefits from share-based payments	—	25.6	—	—	—	25.6
Balance, August 31, 2016	$0.5	$856.4	$1,360.9	$(139.4)	$(418.6)	$1,659.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per-share data and as indicated)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the "Company”). The Company designs, produces, and distributes a broad array of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications for various markets throughout North America and select international markets. The Company's lighting and building management solutions include devices such as luminaires, lighting controls,controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. The Company has one reportable segment serving the North American lighting market and select international markets.
The Company does not consider acquisitions a critical element of its strategy, but seeks opportunities to expand and enhance its portfolio of solutions, including the following transactions:
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, Inc. ("DGLogik"), a provider of innovative software solutions that enable and visualize the Internet of Things. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California.
On December 10, 2015, using cash on hand, the Company acquired Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.
On September 1, 2015, using cash on hand, the Company acquired Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada.
During the quarter ended May 31, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. ByteLight is headquartered in Boston, Massachusetts.
The operating results of these acquisitions have been included in the Company’s consolidated financial statements since the respective dates of acquisition.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Comprehensive Income in accordance with the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), which in most instances requires such costs be recorded as a reduction of revenue. The liabilities associated with the programs totaled $41.0 and $35.6 of August 31, 2016 and 2015, respectively, are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
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
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion (less than 4%) of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, (iii) monitoring and lighting control services, and (iv) providing services related to data analytics. Certain agreements, particularly related to lighting controls systems, represent multiple-element arrangements that include tangible products that contain software that is essential to the functionality of the systems and undelivered elements that primarily relate to installation, monitoring, and lighting control services. The undelivered elements associated with installation, monitoring, and lighting control services are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) management estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are recognized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met because the undelivered elements are essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
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
Cash and Cash Equivalents
Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. The Company considers time deposits and marketable securities with an original maturity of three months or less when purchased to be cash equivalents.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting and building management solutions as well as their dispersion across many different geographic areas. Receivables from The Home Depot were approximately $62.7 and $59.9 at August 31, 2016 and 2015, respectively. No other single customer accounted for more than 10% of consolidated receivables at August 31, 2016 or 2015. Additionally, net sales to The Home Depot accounted for approximately 11% and 12% in fiscal 2015 and 2014, respectively. No single customer accounted for more than 10% of net sales in fiscal 2016.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation, including a reclassification of $23.1 from current deferred income taxes to noncurrent deferred income taxes as of August 31, 2015 on the Consolidated Balance Sheets, related to the adoption of Accounting Standards Update 2015-17. See the New Accounting Pronouncements footnote for more information.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2016.
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2016	2015
Raw materials, supplies, and work in process(1)	$170.3	$125.7
Finished goods	145.3	113.9
	315.6	239.6
Less: Reserves	(20.4)	(14.8)
Total Inventory	$295.2	$224.8
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
Assets Held for Sale
The Company classifies assets as held for sale upon the development of a plan for disposal and in accordance with applicable U.S. GAAP and ceases the depreciation and amortization of the assets at that date. The Company is actively marketing the property classified as held for sale. As of August 31, 2016, the carrying value of the property held for sale was $5.4, which is included in Prepayments and other current assets on the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles
Goodwill amounted to $947.8 and $565.0 as of August 31, 2016 and 2015, respectively. The change in the carrying amount of goodwill during fiscal 2016 is summarized as follows:

Balance as of August 31, 2015	$565.0
Additions from acquired businesses	381.5
Foreign currency translation adjustments	1.3
Balance as of August 31, 2016	$947.8
Summarized information for the Company’s acquired intangible assets is as follows:

	August 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$112.3	$(39.9)	$72.7	$(30.3)
Trademarks and trade names	27.2	(10.7)	25.4	(9.7)
Distribution network	61.8	(33.0)	61.8	(30.8)
Customer relationships	157.9	(29.3)	55.2	(20.8)
Other	4.9	(4.8)	5.1	(4.7)
Total	$364.1	$(117.7)	$220.2	$(96.3)
Indefinite-lived trade names	$135.0		$99.5
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. The current year increase in the gross carrying amounts for the acquired intangible assets was due primarily to the acquisitions of Distech Controls, Juno Lighting, Geometri and DGLogik (refer to the Acquisitions and Investments footnote), while decreases were due to the impairment of an indefinite-lived trade name and foreign currency translation adjustments.
The Company recorded amortization expense of $21.4, $11.0, and $11.2 related to intangible assets with finite lives during fiscal 2016, 2015, and 2014, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $23.0 in fiscal 2017, $23.0 in fiscal 2018, $23.0 in fiscal 2019, $22.6 in fiscal 2020, and $21.2 in fiscal 2021.
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test has three steps: a qualitative review and a two-step quantitative method. The preliminary step allows for a qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, the first quantitative step is required. The first step identifies potential impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds the carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. In fiscal 2016, a qualitative fair value analysis was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. The analysis for goodwill did not result in an impairment charge during fiscal 2016, 2015, or 2014.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment test for indefinite-lived trade names consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. During fiscal 2016, management began to rationalize the Company's portfolio of brands, resulting in the initiation of the phase out of one of the trade names. The Company recognized an impairment charge of $5.1 related to this trade name and concluded the trade name is definite-lived. The impairment charge is included in Selling, Distribution, and Administrative Expenses in the Consolidated Statements of Comprehensive Income. The indefinite-lived intangible asset analysis did not result in any other impairment charges, as the fair values exceeded the carrying values for each of the other trade names. None of the analyses for the indefinite-lived trade names resulted in an impairment charge during fiscal 2015 or 2014.
Other Long-Term Assets
Other long-term assets consist of the following:

	August 31,
	2016	2015
Deferred contract costs	$8.3	$10.7
Capitalized software costs(1)	0.8	1.6
Investment in noncontrolling affiliate(2)	8.0	8.0
Other(3)	5.9	6.8
Total	$23.0	$27.1
_______________________________________

(1)	The Company recorded amortization expense related to capitalized software costs of $0.3, $0.4, and $0.4 in fiscal 2016, 2015, and 2014, respectively.

(2)
The Company holds an equity investment in an unconsolidated affiliate. This strategic investment represents less than a 20% ownership interest in the privately-held affiliate, and the Company does not maintain power over or control of the entity. The Company accounts for this investment using the cost method. Subsequent to fiscal 2016, this investment was sold resulting in the recognition of a gain.

(3)
Other - Amounts primarily include deferred debt issuance costs related to its revolving credit facility and company-owned life insurance investments. The Company maintains life insurance policies on 74 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen and no new policies were issued in the three-year period ended August 31, 2016.

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	August 31,
	2016	2015
Deferred compensation and postretirement benefits other than pensions(1)	$37.3	$34.1
Long-term warranty obligations	4.9	2.5
Unrecognized tax position liabilities, including interest(2)	6.1	5.2
Multi-employer pension plan withdrawal liabilities	3.9	0.2
Other(3)	6.8	9.2
Total	$59.0	$51.2
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

(2)	See the Income Taxes footnote for more information.

(3)	Other - Amount primarily includes deferred revenue and deferred rent.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Other shipping and handling costs are included in Selling, Distribution, and Administrative Expenses and totaled $124.0, $105.6, and $100.9 in fiscal 2016, 2015, and 2014, respectively.
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
Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan. The Company recorded $27.7, $18.2, and $17.7 of share-based expense for the years ending August 31, 2016, 2015, and 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $9.6, $6.4, and $6.0 for the years ended August 31, 2016, 2015, and 2014, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based expense, net of estimated forfeitures, in Selling, Distribution, and Administrative Expenses.
Benefits of tax deductions in excess of recognized share-based compensation cost are reported as a financing cash flow, rather than as an operating cash flow, in the Company’s Statements of Cash Flows and amounted to $25.6, $17.6, and $10.4 for fiscal 2016, 2015, and 2014, respectively.
See the Share-Based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $40.9, $34.4, and $31.8 during fiscal 2016, 2015, and 2014, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but does not include all new product development costs, and is included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. R&D expense amounted to $47.1, $41.1, and $35.3 during fiscal 2016, 2015, and 2014, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $18.4, $12.0, and $13.3 during fiscal 2016, 2015, and 2014, respectively. The increase during fiscal 2016 is primarily due to the impact of acquisitions.
Service Arrangements with Customers
The Company maintains a service program with one of its retail customers that affords the Company certain in-store benefits, including lighting display maintenance. Costs associated with this program totaled $7.0, $6.6, and $6.1 in fiscal 2016, 2015, and 2014, respectively. These costs have been included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2016	2015	2014
Interest expense	$33.3	$32.6	$32.6
Interest income	(1.1)	(1.1)	(0.5)
Interest expense, net	$32.2	$31.5	$32.1
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
Miscellaneous Expense (Income), Net
Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of income of $0.8 in fiscal 2016, expense of $0.7 in fiscal 2015, and expense of $1.5 in fiscal 2014.
Income Taxes
The Company is taxed at statutory corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of Accumulated Other Comprehensive Loss Items, net of tax.

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2015	$(42.1)	$(68.3)	$(110.4)
Other comprehensive loss before reclassifications	(5.6)	(28.7)	(34.3)
Amounts reclassified from accumulated other comprehensive income	—	5.3	5.3
Net current-period other comprehensive loss	(5.6)	(23.4)	(29.0)
Balance at August 31, 2016	$(47.7)	$(91.7)	$(139.4)

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the tax (expense)/benefit allocated to each component of other comprehensive income (expense).

	Years Ended August 31,
	2016			2015			2014
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign Currency Translation Adjustments	$(5.6)	$—	$(5.6)	$(24.0)	$—	$(24.0)	$0.7	$—	$0.7
Defined Benefit Pension Plans:
Actuarial losses	(42.2)	13.5	(28.7)	(27.9)	10.7	(17.2)	(18.2)	5.6	(12.6)
Amortization of defined benefit pension items:
Prior service cost (1)	3.1	(1.1)	2.0	1.4	(0.6)	0.8	0.8	(0.3)	0.5
Actuarial losses (1)	4.9	(1.6)	3.3	4.1	(2.2)	1.9	3.1	(1.0)	2.1
Total Defined Benefit Plans, net	(34.2)	10.8	(23.4)	(22.4)	7.9	(14.5)	(14.3)	4.3	(10.0)
Other Comprehensive Income (Loss)	$(39.8)	$10.8	$(29.0)	$(46.4)	$7.9	$(38.5)	$(13.6)	$4.3	$(9.3)
_______________________________________

(1)	The before tax amount of these other comprehensive income components is included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

3.    New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2016
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), requiring that all tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company early adopted ASU 2015-17, which resulted in a reclassification of $23.1 from current deferred income taxes to noncurrent deferred income taxes on the Consolidated Balance Sheets as of August 31, 2015.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Acquisitions and Investments
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities for growth through acquisitions and investments. In recent years, the Company has acquired or made investments in a number of businesses that participate in the lighting, building management and related markets, including the businesses discussed below. The acquisitions and investments were made with the intent to further expand and complement the Company’s lighting and building management solutions portfolio. The purchased companies were fully incorporated into the Company’s operations.
Fiscal 2016 Acquisitions
DGLogik, Inc.
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, Inc. ("DGLogik"), a provider of innovative software solutions that enable and visualize the Internet of Things. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California.
Juno Lighting LLC
On December 10, 2015, using cash on hand, the Company acquired for approximately $380 all of the equity interests of Juno Lighting LLC ("Juno Lighting"), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois. At the time of acquisition, Juno Lighting generated annual revenues of approximately $250 (unaudited).
Geometri LLC
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC ("Geometri"), a provider of a software and services platform for mapping, navigation, and analytics.
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240 all of the outstanding capital stock of Distech Controls Inc. ("Distech Controls"), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. At the time of acquisition, Distech Controls generated annual revenues of approximately $80 Canadian Dollars (unaudited).

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Fiscal 2016 Acquisitions
The operating results of these acquisitions have been included in the Company's consolidated financial statements since the respective dates of acquisition. Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for these investments are reflected in the Consolidated Balance Sheets as of August 31, 2016. The aggregate consideration of these acquisitions was preliminarily allocated as follows:

Consideration
Cash paid, net of cash acquired	$623.2
Shares issued from Treasury Stock	10.0
Total Purchase Price	$633.2

Allocation
Goodwill	$381.5
Intangible assets:
Customer-based[1]	102.3
Marketing-related[2]	42.3
Technology-based[3]	39.3

Property and equipment	63.1
Other assets acquired	120.5
Deferred tax liabilities	(58.3)
Other liabilities assumed	(57.5)
$633.2
______________________________
(1) Customer-based intangibles have useful lives between 12 and 20 years, with a weighted average amortization period of approximately 17 years.
(2) Marketing-related intangibles are considered indefinite-lived.
(3) Technology-based intangibles have useful lives between five and 10 years, with a weighted average amortization period of approximately 8 years.
These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as the Company finalizes the allocation.
Proforma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's consolidated results of operations. The acquisitions represented less than 10% of net sales and pre-tax income on a proforma basis (assuming acquisition transactions were completed as of September 1, 2014) for the years ended August 31, 2016 and 2015 (unaudited).
Goodwill recognized in these acquisitions is comprised primarily of expected benefits related to expanding the Company’s solutions portfolio, including software and services, to provide a host of economic benefits resulting from data analytics that enables the Internet of Things (IoT) and supports the advancement of smart buildings, smart cities, and the smart grid as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of the Company and the acquired businesses. Goodwill from these acquisitions totaling $6.0 is tax deductible.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents information about assets and liabilities required to be carried at fair value and measured on a recurring basis as of August 31, 2016 and 2015:

	Fair Value Measurements as of:
	August 31, 2016		August 31, 2015
	Level 1	Total Fair Value	Level 1	Total Fair Value
Assets:
Cash and cash equivalents	$413.2	$413.2	$756.8	$756.8
Other	0.5	0.5	0.5	0.5
Liabilities:
Other	$0.5	$0.5	$0.5	$0.5
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2016 and 2015:

	August 31, 2016		August 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$8.0	$14.4	$8.0	$8.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.7	$388.8	$348.4	$386.4
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank Loans	2.5	2.6	—	—
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company based the fair value of the investment on an offer by a third party to purchase the business. The sale transaction subsequently closed in October 2016. (Level 3).
The senior unsecured public notes are carried at the outstanding balance, including bond discounts and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2016 based on bonds of similar terms and maturity (Level 2).
The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimate based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
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

ACUITY BRANDS, INC
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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2016 and 2015:

	Domestic Plans		International Plans
	August 31,		August 31,
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$192.2	$171.5	$49.8	$52.5
Service cost	3.6	3.1	0.1	0.1
Interest cost	8.0	6.8	1.7	1.8
Amendments	—	10.5	—	—
Actuarial loss	27.5	7.6	17.9	0.5
Benefits paid	(8.3)	(7.3)	(3.6)	(1.0)
Other	—	—	(8.6)	(4.1)
Benefit obligation at end of year	223.0	192.2	57.3	49.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$123.9	$122.5	$32.6	$35.2
Actual return on plan assets	7.9	0.7	5.2	(0.1)
Employer contributions	5.3	8.0	1.1	1.1
Benefits paid	(8.3)	(7.3)	(3.6)	(1.0)
Other	—	—	(5.0)	(2.6)
Fair value of plan assets at end of year	128.8	123.9	30.3	32.6
Funded status at the end of year	$(94.2)	$(68.3)	$(27.0)	$(17.2)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1.3)	$(1.5)	$—	$(0.1)
Non-current liabilities	(92.9)	(66.8)	(27.0)	(17.1)
Net amount recognized in Consolidated Balance Sheets	$(94.2)	$(68.3)	$(27.0)	$(17.2)
Accumulated Benefit Obligation	$220.4	$189.2	$57.3	$49.8
Pre-tax amounts in accumulated other comprehensive income:
Prior service cost	$(10.8)	$(13.9)	$—	$—
Net actuarial loss	(96.9)	(71.1)	(28.2)	(19.4)
Amounts in accumulated other comprehensive income	$(107.7)	$(85.0)	$(28.2)	$(19.4)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$3.1	$3.1	$—	$—
Net actuarial loss	5.3	3.1	3.7	2.9

ACUITY BRANDS, INC
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

Components of net periodic pension cost for the fiscal years ended August 31, 2016, 2015, and 2014 included the following:

	Domestic Plans			International Plans
	2016	2015	2014	2016	2015	2014
Service cost	$3.6	$3.1	$2.4	$0.1	$0.1	$0.1
Interest cost	8.0	6.8	7.0	1.7	1.8	1.9
Expected return on plan assets	(9.2)	(9.2)	(8.0)	(1.9)	(1.8)	(2.0)
Amortization of prior service cost	3.1	1.4	0.8	—	—	—
Settlement	—	—	—	—	—	(0.1)
Recognized actuarial loss	3.0	2.2	2.0	1.9	1.9	1.1
Net periodic pension cost	$8.5	$4.3	$4.2	$1.8	$2.0	$1.0
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2016	2015	2016	2015
Discount rate	3.2%	4.3%	2.1%	3.7%
Rate of compensation increase	5.5%	5.5%	2.8%	3.1%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.3%	4.0%	4.8%	2.1%	3.6%	4.5%
Expected return on plan assets	7.5%	7.5%	7.5%	6.5%	5.6%	6.2%
Rate of compensation increase	5.5%	5.5%	5.5%	2.8%	3.1%	3.3%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $1.2 and $1.6 for domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.3 and $0.3 for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and is adjusted by the Company, if necessary, annually.
The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2016, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2016, the international asset target allocation approximated 60% equity securities, 25% fixed income securities, 10% multi-strategy funds, and 5% real estate securities.
The Company’s pension plan asset allocation at August 31, 2016 and 2015 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2016	2015	2016	2015
Equity securities	55.4%	55.8%	61.1%	64.1%
Fixed income securities	39.1%	39.1%	25.0%	21.5%
Multi-strategy investments	—%	—%	8.9%	9.5%
Real estate	5.5%	5.1%	5.0%	4.9%
Total	100.0%	100.0%	100.0%	100.0%
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
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2016 and 2015:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2016	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$46.5	$46.5	$—	$—
Foreign equity fund	12.3	12.3	—	—
Real Estate Fund	7.1	—	—	7.1
Short-Term Fixed Income Investments	6.2	6.2	—	—
Fixed-Income Investments	44.2	—	44.2	—
Collective Trust: Domestic small cap equities	12.5	—	12.5	—
	$128.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2015	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Domestic large cap equity fund	$44.9	$44.9	$—	$—
Foreign equity fund	11.9	11.9	—	—
Real Estate Fund	6.3	—	—	6.3
Short-Term Fixed Income Investments	6.6	6.6	—	—
Fixed-Income Investments	41.8	—	41.8	—
Collective Trust: Domestic small cap equities	12.4	—	12.4	—
	$123.9
The following tables present the fair value of the international pension plan assets by major category as of August 31, 2016 and 2015:

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2016	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$18.5	$—	$18.5	$—
Short-Term Investments	0.5	0.5	—	—
Real Estate Fund	1.5	—	—	1.5
Multi-Strategy Investments	2.7	—	2.7	—
Fixed-Income Investments	7.1	—	7.1	—
	$30.3

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	August 31, 2015	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$20.9	$—	$20.9	$—
Real Estate Fund	1.6	—	—	1.6
Multi-Strategy Investments	3.1	—	3.1	—
Fixed-Income Investments	7.0	—	7.0	—
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2016 and 2015:

	Domestic Real Estate Fund
	Years Ended August 31,
	2016	2015
Balance, beginning of year	$6.3	$5.6
Net unrealized gain relating to instruments still held at the reporting date	0.5	0.5
Shares purchased, including from dividend reinvestment	0.3	0.2
Balance, end of year	$7.1	$6.3

	International Real Estate Fund
	Years Ended August 31,
	2016	2015
Balance, beginning of year	$1.6	$1.7
Net unrealized loss relating to instruments still held at the reporting date	(0.1)	(0.1)
Balance, end of year	$1.5	$1.6
The Company expects to contribute approximately $2.3 and $1.0 during fiscal 2017 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2017 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31:

	Domestic Plans	International Plans
2017	$7.9	$3.3
2018	8.1	3.4
2019	8.3	3.5
2020	8.5	3.6
2021	11.9	3.7
2022-2026	69.0	20.0
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

The Company’s contributions to these plans were $0.7, $0.5, and $0.4 for the years ended August 31, 2016, 2015, and 2014, respectively. During fiscal 2016 as a result of closing a facility, the Company withdrew from one of these multi-employer pension plans and incurred a withdrawal liability of $3.9.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $6.9, $5.6, and $5.3 for the years ended August 31, 2016, 2015, and 2014, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2016, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $22.3, which represented approximately 7.3% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2016 and 2015 consisted of the following:

	August 31,
	2016	2015
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	(1.3)	(1.6)
Industrial revenue bond due 2021	4.0	4.0
Bank loans	2.5	—
Total debt outstanding	$355.2	$352.4
Future principal payments of long-term debt are $0.2, $0.3, $0.3, $350.3, $4.3, and $1.1 in fiscal 2017, 2018, 2019, 2020, 2021, and after 2021, respectively.
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
The $4.0 industrial revenue bond matures in 2021. The interest rate on the $4.0 bond was approximately 0.7% at August 31, 2016 and 0.1% at August 31, 2015.
The Company also had $2.5 outstanding under fixed-rate bank loans executed during fiscal 2016. These loans have interest rates between 0.8% and 2.0% and mature over seven to 12 years, subject to monthly or quarterly repayment schedules.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2016. As of August 31, 2016, the Company had outstanding letters of credit totaling $11.0, primarily for securing collateral requirements under the Company's casualty insurance programs and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.    Common Stock and Related Matters
(share data presented in whole units except where otherwise indicated)
Common Stock
Changes in common stock for the years ended August 31, 2016, 2015, and 2014 were as follows:

	Common Stock
	Shares	Amount
(Amounts and shares in millions)		(At par)
Balance at August 31, 2013	52.2	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2014	52.6	$0.5
Issuance of restricted stock grants, net of forfeitures	0.2	—
Stock options exercised	0.2	—
Balance at August 31, 2015	53.0	$0.5
Issuance of restricted stock grants, net of forfeitures	0.1	—
Stock options exercised	0.3	—
Balance at August 31, 2016	53.4	$0.5
As of August 31, 2016 and 2015, the Company had 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $418.6 and $420.2.
In September 2011, the Company's Board of Directors authorized the repurchase of two million shares of the Company's outstanding common stock. No shares have been repurchased under this plan.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2016 or 2015 and no shares of preferred stock are outstanding.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested share-based payment awards with a right to receive nonforfeitable dividends) as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”), during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Stock options of approximately 40,000 and 44,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2016 and 2015, respectively, as the effect of inclusion would have been antidilutive. Approximately 4,000 and 26,000 shares of restricted stock were excluded from the diluted earnings per share calculation for the years ended August 31, 2016 and 2015, respectively.
The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2016, 2015, and 2014:

	Years Ended August 31,
(Amounts and shares in millions, except earnings per share)	2016	2015	2014
Basic Earnings per Share:
Net income	$290.8	$222.1	$175.8
Less: Income attributable to participating securities	(0.4)	(1.0)	(1.6)
Net income available to common shareholders	$290.4	$221.1	$174.2
Basic weighted average shares outstanding	43.5	43.1	42.8
Basic earnings per share	$6.67	$5.13	$4.07
Diluted Earnings per Share:
Net income	$290.8	$222.1	$175.8
Less: Income attributable to participating securities	(0.4)	(1.0)	(1.6)
Net income available to common shareholders	$290.4	$221.1	$174.2
Basic weighted average shares outstanding	43.5	43.1	42.8
Common stock equivalents	0.3	0.3	0.2
Diluted weighted average shares outstanding	43.8	43.4	43.0
Diluted earnings per share	$6.63	$5.09	$4.05

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
Shares available for grant under all plans were approximately 1.6 million, 1.8 million, and 2.1 million at August 31, 2016, 2015, and 2014, respectively. Forfeited shares are returned to the pool of shares available for grant.
Restricted Stock Awards
As of August 31, 2016, the Company had approximately 444,000 shares outstanding of restricted stock to officers, directors, and other key employees under the 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $23.7, $14.8, and $14.2 in fiscal 2016, 2015, and 2014, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock awards during the fiscal year ended August 31, 2016 was as follows:

	Number of Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2015	0.5	$116.02
Granted	0.2	$209.49
Vested	(0.2)	$94.19
Forfeited	(0.1)	$182.42
Outstanding at August 31, 2016	0.4	$159.50
As of August 31, 2016, there was $52.6 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended August 31, 2016, 2015, and 2014, was approximately $18.8, $14.3, and $13.0, respectively.
Stock Options
As of August 31, 2016, the Company had approximately 258,000 options outstanding to officers and other key employees under the 2012 Plan. Options issued under the 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. The stock options granted under the Directors’ Plan vested and became exercisable one year from the date of grant. Options under the Directors' Plan have an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire 10 years from that date. As of August 31, 2016, there were no options outstanding under the Director’s Plan. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $2.9, $2.4, and $2.4 in fiscal 2016, 2015, and 2014, respectively. There was no expense related to the director plan in fiscal 2016, 2015, and 2014.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2016	2015	2014
Dividend yield	0.3%	0.4%	0.7%
Expected volatility	30.7%	33.9%	38.4%
Risk-free interest rate	1.4%	1.5%	1.3%
Expected life of options	4 years	4 years	5 years
Weighted-average fair value of options	$52.83	$37.43	$34.37

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the years ended August 31, 2016, 2015, and 2014 was as follows:

	Outstanding		Exercisable
	Number of Shares (in millions)	Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2013	0.8	$43.16	0.5		$38.00
Granted	0.1	$103.74
Exercised	(0.2)	$40.31
Outstanding at August 31, 2014	0.7	$50.58	0.5		$41.05
Granted	0.1	$135.63
Exercised	(0.3)	$39.35
Outstanding at August 31, 2015	0.5	$71.95	0.3		$51.05
Granted	0.1	$207.80
Exercised	(0.3)	$51.34
Outstanding at August 31, 2016	0.3	$129.85	0.1		$83.89
Range of option exercise prices:
$40.00 - $100.00 (average life - 5.9 years)	0.1	$61.59	0.1		$61.59
$100.01 - $160.00 (average life - 7.7 years)	0.1	$121.45	—	*	$114.81
$160.01 - $210.00 (average life - 9.2 years)	0.1	$207.80	—		$—
_______________________________________

*	Represents shares of less than 0.1.

The total intrinsic value of options exercised during the years ended August 31, 2016, 2015, and 2014 was $50.0, $33.3, and $16.3, respectively. As of August 31, 2016, the total intrinsic value of options outstanding was $37.5, the total intrinsic value of options expected to vest was $37.3, and the total intrinsic value of options exercisable was $21.9. As of August 31, 2016, there was $3.8 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the Supplemental Deferred Savings Plan (“SDSP”) as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2016, approximately 10,000 fully vested share units remain deferred, but undistributed, under the 2012 Plan. There was no compensation expense related to these share units during fiscal years 2016, 2015, and 2014.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan ("2006 Plan"). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan ("2011 Plan"), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Shares available for issuance under both plans were approximately 400,000 at August 31, 2016, 2015, and 2014. As of August 31, 2016, approximately 130,000 share units were deferred, but undistributed, under the 2006 Plan and the 2011 Plan.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recognized related to the share units under these plans was $1.1 million, $1.0 million, and $0.8 million in fiscal 2016, 2015, and 2014, respectively.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2016. Employees may participate at their discretion.

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
The Company is also self-insured for the majority of its medical benefit plans up to certain limits. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $15.1, $12.1, $9.6, $7.5, $5.7, and $10.2 for fiscal 2017, 2018, 2019, 2020, 2021, and after 2021, respectively.
Total rent expense was $17.6, $16.0, and $16.5 in fiscal 2016, 2015, and 2014, respectively.
Purchase Obligations
The Company has incurred purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2016 include $193.8 in fiscal 2017 and $4.8 in fiscal 2018. As of August 31, 2016, the Company had no purchase obligations extending beyond August 31, 2018.
Collective Bargaining Agreements
Approximately 73% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 69% of the Company’s work force will expire within one year.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in product warranty and recall reserves (included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets) during the fiscal years ended August 31, 2016, 2015, and 2014 are summarized as follows:

	2016	2015	2014
Balance at September 1	$9.6	$8.5	$5.9
Warranty and recall costs	25.7	16.1	19.5
Payments and other deductions	(20.8)	(15.0)	(16.9)
Acquired warranty and recall liabilities	1.0	—	—
Balance at August 31	$15.5	$9.6	$8.5
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
The Company discovered through a review of shipment activity that it misclassified certain shipments of component parts to its manufacturing facilities under applicable import/export regulations. Although no claim has been asserted against the Company, the Company is reviewing these shipments to determine the extent of any liabilities and the extent of available remedial measures. The Company is unable at this time to determine the likelihood or amount of any loss associated with the misclassification of these shipments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Special Charge
During fiscal 2016 and 2015, the Company recorded a pre-tax special charge consisting primarily of severance and employee-related costs, for actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various selling, distribution, and administrative departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
The details of the special charges during the years ended August 31, 2016 and 2015 are summarized as follows:

	Year ended August 31,
	2016	2015
Severance and employee-related costs	$9.9	$11.4
Multi-employer pension plan withdrawal costs	3.9	—
Production transfer costs	1.2	0.5
Lease termination costs	—	0.5
Special charge	$15.0	$12.4
As of August 31, 2016, remaining reserves were $6.6 and are included in Accrued Compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2016 are summarized as follows:

	Fiscal 2016 Actions	Fiscal 2015 Actions	Total
Balance as of August 31, 2015	$—	$4.9	$4.9
Severance and employee-related costs	10.4	(0.5)	9.9
Payments made during the period	(4.0)	(4.2)	(8.2)
Balance as of August 31, 2016	$6.4	$0.2	$6.6

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
The provision for income taxes consists of the following components:

	Years Ended August 31,
	2016	2015	2014
Provision for current federal taxes	$139.6	$101.5	$77.1
Provision for current state taxes	17.6	13.1	9.0
Provision for current foreign taxes	5.1	4.3	4.3
(Benefit) provision for deferred taxes	(8.5)	2.6	(0.5)
Total provision for income taxes	$153.8	$121.5	$89.9

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2016	2015	2014
Federal income tax computed at statutory rate	$155.6	$120.3	$93.0
State income tax, net of federal income tax benefit	11.0	8.6	6.7
Foreign permanent differences and rate differential	(2.0)	(1.4)	(1.0)
Other, net	(10.8)	(6.0)	(8.8)
Total provision for income taxes	$153.8	$121.5	$89.9
Components of the net deferred income tax liabilities at August 31, 2016 and 2015 include:

	August 31,
	2016	2015
Deferred Income Tax Liabilities:
Depreciation	$(22.5)	$(9.6)
Goodwill and intangibles	(161.6)	(105.1)
Other liabilities	(3.7)	(4.2)
Total deferred income tax liabilities	(187.8)	(118.9)
Deferred Income Tax Assets:
Self-insurance	4.0	3.9
Pension	41.7	29.2
Deferred compensation	28.9	27.5
Net operating losses	14.3	15.7
Other accruals not yet deductible	33.5	18.8
Other assets	12.3	10.6
Total deferred income tax assets	134.7	105.7
Valuation Allowance	(16.4)	(15.0)
Net deferred income tax liabilities	$(69.5)	$(28.2)
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, which amounted to approximately $83.2 at August 31, 2016; however, this amount could fluctuate due to changes in business, economic, or other conditions. Earnings is the most significant component of the basis difference which is indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.
At August 31, 2016, the Company had state tax credit carryforwards of approximately $1.1, which will expire between 2018 and 2025. At August 31, 2016, the Company had federal net operating loss carryforwards of $24.3 that expire beginning in 2030, state net operating loss carryforwards of $12.5 that begin expiring in 2028, and foreign net operating loss carryforwards of $21.2 that begin expiring in 2017.
The gross amount of unrecognized tax benefits as of August 31, 2016 and 2015 totaled $5.2 and $4.5, respectively, which includes $3.9 and $2.2, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2012 or for foreign income tax examinations before 2010. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2016 and 2015 is as follows:

	2016	2015
Unrecognized tax benefits balance at September 1	$4.5	$3.0
Additions based on tax positions related to the current year	1.0	0.8
Additions for tax positions of prior years	0.5	1.5
Reductions due to lapse of statute of limitations	(0.8)	(0.8)
Unrecognized tax benefits balance at August 31	$5.2	$4.5
Total accrued interest was $0.9 and $0.7 as of August 31, 2016 and 2015, respectively. There were no accruals related to income tax penalties during fiscal 2016. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

13.    Supplemental Disaggregated Information
The Company has one reportable segment. Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2016, 2015, and 2014. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31:

	2016	2015	2014
Net sales(1)
Domestic(2)	$2,928.3	$2,450.1	$2,155.0
International	363.0	256.6	238.5
Total	$3,291.3	$2,706.7	$2,393.5
Operating profit
Domestic(2)	$457.6	$364.0	$287.8
International	17.6	12.3	11.3
Total	$475.2	$376.3	$299.1
Income before Provision for Income Taxes
Domestic(2)	$430.8	$329.4	$257.1
International	13.8	14.2	8.6
Total	$444.6	$343.6	$265.7
Long-lived assets(3)
Domestic(2)	$254.5	$179.6	$148.3
International	41.4	25.6	31.2
Total	$295.9	$205.2	$179.5
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include net sales (including export sales), operating profit, income before provision for income taxes, and long-lived assets for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

ACUITY BRANDS, INC
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	At August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$368.2	$—	$—	$45.0	$—	$413.2
Accounts receivable, net	—	503.0	—	69.8	—	572.8
Inventories	—	274.7	—	20.5	—	295.2
Other current assets	2.5	14.3	—	24.9	—	41.7
Total Current Assets	370.7	792.0	—	160.2	—	1,322.9
Property, Plant, and Equipment, net	0.3	217.8	—	49.7	—	267.8
Goodwill	—	735.8	2.7	209.3	—	947.8
Intangible assets, net	—	168.1	113.4	99.9	—	381.4
Deferred income taxes	47.5	—	—	6.5	(48.9)	5.1
Other long-term assets	1.4	20.4	—	1.2	—	23.0
Investments in and amounts due from affiliates	1,347.6	299.6	200.5	—	(1,847.7)	—
Total Assets	$1,767.5	$2,233.7	$316.6	$526.8	$(1,896.6)	$2,948.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.2	$371.3	$—	$28.5	$—	$401.0
Current maturities of long-term debt	—	—	—	0.2	—	0.2
Accrued liabilities	14.5	215.4	—	41.4	—	271.3
Total Current Liabilities	15.7	586.7	—	70.1	—	672.5
Long-Term Debt	—	352.8	—	2.2	—	355.0
Deferred Income Taxes	—	95.5	—	28.0	(48.9)	74.6
Other Long-Term Liabilities	92.0	64.8	—	29.3	—	186.1
Amounts due to affiliates	—	—	—	96.9	(96.9)	—
Total Stockholders’ Equity	1,659.8	1,133.9	316.6	300.3	(1,750.8)	1,659.8
Total Liabilities and Stockholders’ Equity	$1,767.5	$2,233.7	$316.6	$526.8	$(1,896.6)	$2,948.0

ACUITY BRANDS, INC
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,919.7	$—	$371.6	$—	$3,291.3
Intercompany sales	—	—	47.4	131.2	(178.6)	—
Total Sales	—	2,919.7	47.4	502.8	(178.6)	3,291.3
Cost of Products Sold	—	1,602.2	—	379.3	(126.4)	1,855.1
Gross Profit	—	1,317.5	47.4	123.5	(52.2)	1,436.2
Selling, Distribution, and Administrative Expenses	47.2	834.6	3.8	112.6	(52.2)	946.0
Intercompany charges	(59.5)	50.4	—	9.1	—	—
Special Charge	—	15.0	—	—	—	15.0
Operating Profit	12.3	417.5	43.6	1.8	—	475.2
Interest expense, net	10.5	16.1	—	5.6	—	32.2
Equity earnings in subsidiaries	(289.2)	(3.2)	—	0.2	292.2	—
Miscellaneous income, net	—	—	—	(1.6)	—	(1.6)
Income (Loss) before Provision for Income Taxes	291.0	404.6	43.6	(2.4)	(292.2)	444.6
Provision for Income Taxes	0.2	137.7	15.6	0.3	—	153.8
Net Income (Loss)	290.8	266.9	28.0	(2.7)	(292.2)	290.8

Other Comprehensive Income (Loss) Items:
Foreign Currency Translation Adjustments	(5.6)	(5.6)	—	—	5.6	(5.6)
Defined Benefit Pension Plans, net	(23.4)	(11.4)	—	(9.5)	20.9	(23.4)
Other Comprehensive Income (Loss) Items after Provision for Income Taxes	(29.0)	(17.0)	—	(9.5)	26.5	(29.0)
Other Comprehensive Income (Loss)	$261.8	$249.9	$28.0	$(12.2)	$(265.7)	$261.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,446.9	$—	$259.8	$—	$2,706.7
Intercompany sales	—	—	41.2	105.5	(146.7)	—
Total Sales	—	2,446.9	41.2	365.3	(146.7)	2,706.7
Cost of Products Sold	—	1,388.0	—	276.5	(103.4)	1,561.1
Gross Profit	—	1,058.9	41.2	88.8	(43.3)	1,145.6
Selling, Distribution, and Administrative Expenses	34.0	684.4	4.0	77.8	(43.3)	756.9
Intercompany charges	(45.4)	39.7	—	5.7	—	—
Special Charge	—	12.4	—	—	—	12.4
Operating Profit	11.4	322.4	37.2	5.3	—	376.3
Interest expense (income), net	9.9	21.8	—	(0.2)	—	31.5
Equity earnings in subsidiaries	(221.2)	(5.2)	—	—	226.4	—
Miscellaneous expense (income), net	—	2.8	—	(1.6)	—	1.2
Income (Loss) before Provision for Income Taxes	222.7	303.0	37.2	7.1	(226.4)	343.6
Provision for Income Taxes	0.6	103.5	14.9	2.5	—	121.5
Net Income (Loss)	222.1	199.5	22.3	4.6	(226.4)	222.1

Other Comprehensive Income (Loss) Items:
Foreign Currency Translation Adjustments	(24.0)	(24.0)	—	—	24.0	(24.0)
Defined Benefit Pension Plans, net	(14.5)	6.3	—	0.5	(6.8)	(14.5)
Other Comprehensive Income (Loss) Items after Provision for Income Taxes	(38.5)	(17.7)	—	0.5	17.2	(38.5)
Other Comprehensive Income (Loss)	$183.6	$181.8	$22.3	$5.1	$(209.2)	$183.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31, 2014
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
External sales	$—	$2,150.6	$—	$242.9	$—	$2,393.5
Intercompany sales	—	—	37.2	94.8	(132.0)	—
Total Sales	—	2,150.6	37.2	337.7	(132.0)	2,393.5
Cost of Products Sold	—	1,255.5	—	250.5	(91.7)	1,414.3
Gross Profit	—	895.1	37.2	87.2	(40.3)	979.2
Selling, Distribution, and Administrative Expenses	27.8	612.5	4.1	76.2	(40.3)	680.3
Intercompany charges	(39.6)	34.7	—	4.9	—	—
Special Charge	—	(0.2)	—	—	—	(0.2)
Operating Profit	11.8	248.1	33.1	6.1	—	299.1
Interest expense (income), net	10.0	22.2	—	(0.1)	—	32.1
Equity earnings in subsidiaries	(174.2)	(4.0)	—	—	178.2	—
Miscellaneous (income) expense, net	—	(1.6)	—	1.8	1.1	1.3
Income (Loss) before Provision for Income Taxes	176.0	231.5	33.1	4.4	(179.3)	265.7
Provision for Income Taxes	0.2	75.5	13.1	1.1	—	89.9
Net Income (Loss)	175.8	156.0	20.0	3.3	(179.3)	175.8

Other Comprehensive Income (Loss) Items:
Foreign Currency Translation Adjustments	0.7	0.7	—	—	(0.7)	0.7
Defined Benefit Pension Plans, net	(10.0)	(3.7)	—	(5.2)	8.9	(10.0)
Other Comprehensive Income (Loss) Items after Provision for Income Taxes	(9.3)	(3.0)	—	(5.2)	8.2	(9.3)
Other Comprehensive Income (Loss)	$166.5	$153.0	$20.0	$(1.9)	$(171.1)	$166.5

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$277.0	$54.8	$—	$13.9	$—	$345.7
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(67.1)	—	(16.6)	—	(83.7)
Proceeds from sale of property, plant, and equipment	—	0.2	—	2.0	—	2.2
Investments in subsidiaries	(405.6)	—	—	—	405.6	—
Acquisitions of businesses and intangible assets	—	(393.9)	—	(229.3)	—	(623.2)
Net Cash (Used for) Provided by Investing Activities	(405.6)	(460.8)	—	(243.9)	405.6	(704.7)
Cash Provided by (Used for) Financing Activities:
Issuance of long-term debt	—	—	—	2.5	—	2.5
Proceeds from stock option exercises and other	14.2	—	—	—	—	14.2
Repurchases of common stock	—	—	—	—	—	—
Excess tax benefits from share-based payments	25.6	—	—	—	—	25.6
Intercompany capital	—	405.6	—	—	(405.6)	—
Dividends paid	(22.9)	—	—	—	—	(22.9)
Net Cash Provided by (Used for) Financing Activities	16.9	405.6	—	2.5	(405.6)	19.4
Effect of Exchange Rate Changes on Cash	—	0.4	—	(4.4)	—	(4.0)
Net Change in Cash and Cash Equivalents	(111.7)	—	—	(231.9)	—	(343.6)
Cash and Cash Equivalents at Beginning of Year	479.9	—	—	276.9	—	756.8
Cash and Cash Equivalents at End of Year	$368.2	$—	$—	$45.0	$—	$413.2

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net Cash Provided by Operating Activities	$212.1	$55.2	$—	$21.6	$—	$288.9
Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	—	(41.9)	—	(14.6)	—	(56.5)
Proceeds from sale of property, plant, and equipment	—	1.3	—	—	—	1.3
Investments in subsidiaries	(254.7)	(245.2)	—	—	499.9	—
Acquisitions of businesses	—	(14.6)	—	—	—	(14.6)
Other investing activities	—	(2.6)	—	—	—	(2.6)
Net Cash (Used for) Provided by Investing Activities	(254.7)	(303.0)	—	(14.6)	499.9	(72.4)
Cash Provided by (Used for) Financing Activities:
Proceeds from stock option exercises and other	11.6	—	—	—	—	11.6
Excess tax benefits from share-based payments	17.6	—	—	—	—	17.6
Intercompany capital	—	245.2	—	254.7	(499.9)	—
Dividends paid	(22.7)	—	—	—	—	(22.7)
Other financing activities	—	—	—	(10.4)	—	(10.4)
Net Cash Provided by (Used for) Financing Activities	6.5	245.2	—	244.3	(499.9)	(3.9)
Effect of Exchange Rate Changes on Cash	—	(0.5)	—	(7.8)	—	(8.3)
Net Change in Cash and Cash Equivalents	(36.1)	(3.1)	—	243.5	—	204.3
Cash and Cash Equivalents at Beginning of Year	516.0	3.1	—	33.4	—	552.5
Cash and Cash Equivalents at End of Year	$479.9	$—	$—	$276.9	$—	$756.8

ACUITY BRANDS, INC
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$736.6	$777.8	$851.5	$925.5
Gross Profit	$319.4	$336.9	$377.9	$402.1
Net Income	$68.4	$65.5	$74.0	$82.9
Basic Earnings per Share	$1.58	$1.50	$1.70	$1.90
Diluted Earnings per Share	$1.57	$1.49	$1.69	$1.89

	Fiscal Year 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$647.4	$616.1	$683.7	$759.5
Gross Profit	$273.0	$255.7	$295.6	$321.3
Net Income	$51.1	$46.4	$64.5	$60.1
Basic Earnings per Share	$1.18	$1.07	$1.49	$1.39
Diluted Earnings per Share	$1.17	$1.07	$1.48	$1.37
Certain amounts in the tables above have been rounded. Accordingly, the sum of the quarters may not be an exact match to the full year amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2016. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2016. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During fiscal 2016, the Company completed its acquisitions of Distech Controls Inc. ("Distech Controls") and Juno Lighting LLC ("Juno Lighting"). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Distech Controls' or Juno Lighting's internal control over financial reporting as of August 31, 2016.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2016 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
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
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2016 Summary Compensation Table, Fiscal 2016 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2016 Year-End, Option Exercises and Stock Vested in Fiscal 2016, Pension Benefits in Fiscal 2016, Fiscal 2016 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2017, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	36
	Reports of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of August 31, 2016 and 2015	39
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2016, 2015, and 2014	40
	Consolidated Statements of Cash Flows for the years ended August 31, 2016, 2015, and 2014	41
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2016, 2015, and 2014	42
	Notes to Consolidated Financial Statements	43
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	92
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

INDEX TO EXHIBITS

EXHIBIT 2	(a)	Agreement and Plan of Merger among Acuity Brands, Inc., Acuity Merger Sub, Inc. and Acuity Brands Holdings, Inc., dated September 25, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2016.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2016, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
	(2)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
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
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 28, 2014, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Acuity Brands, Inc. Executives' Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant's Form 8-K as filed with the Commission on December 14, 2001, which is incorporated here in by reference.
	(14)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(15)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(16)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(17)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(26)	Form of Amended and restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(27)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(28)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(29)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(30)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(31)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(33)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(34)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(35)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(36)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(37)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(38)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(40)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(41)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(42)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(43)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(44)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

(45)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(46)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(49)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(50)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(51)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(52)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(53)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(54)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(55)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(56)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(57)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(58)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(57) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(59)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Filed with the Commission as part of this Form 10-K.
(60)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.

	(61)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(62)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
	(63)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(64)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(65)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
	(66)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
	(67)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
	(68)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
	(69)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
	(70)	Form of Restricted Stock Award Agreement for U.S. Grantees	Filed with the Commission as part of this Form 10-K.
	(71)	Form of Restricted Stock Award Agreement for Non-U.S. Grantees	Filed with the Commission as part of this Form 10-K.
	(72)	Form of Nonqualified Stock Option Award Agreement	Filed with the Commission as part of this Form 10-K.
	(73)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2016, filed on October 27, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2016, 2015, and 2014, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2016, 2015, and 2014 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 27, 2016	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 27, 2016
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 27, 2016
Richard K. Reece

	*	Director	October 27, 2016
W. Patrick Battle

	*	Director	October 27, 2016
Peter C. Browning

	*	Director	October 27, 2016
James H. Hance, Jr.

	*	Director	October 27, 2016
Gordon D. Harnett

	*	Director	October 27, 2016
Robert F. McCullough

	*	Director	October 27, 2016
Julia B. North

	*	Director	October 27, 2016
Dominic J. Pileggi

	*	Director	October 27, 2016
Ray M. Robinson

	*	Director	October 27, 2016
Norman H. Wesley

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 27, 2016
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2016, 2015, and 2014
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2016
Reserve for doubtful accounts	$1.3	0.3	0.4	0.3	$1.7
Reserve for estimated product returns, net	$6.2	62.6	0.9	58.8	$10.9
Reserve for estimated cash discounts	$3.0	32.0	0.9	31.2	$4.7
Reserve for estimated other deductions	$1.3	11.9	—	11.5	$1.7
Deferred tax asset valuation allowance	$15.0	(0.2)	1.6	—	$16.4
Year Ended August 31, 2015
Reserve for doubtful accounts	$1.9	0.1	—	0.7	$1.3
Reserve for estimated product returns, net	$4.3	44.7	—	42.8	$6.2
Reserve for estimated cash discounts	$2.7	21.7	—	21.4	$3.0
Reserve for estimated other deductions	$1.3	9.1	—	9.1	$1.3
Deferred tax asset valuation allowance	$13.6	(0.4)	1.8	—	$15.0
Year Ended August 31, 2014
Reserve for doubtful accounts	$1.5	0.8	—	0.4	$1.9
Reserve for estimated product returns, net	$1.5	35.9	—	33.1	$4.3
Reserve for estimated cash discounts	$2.2	19.5	—	19.0	$2.7
Reserve for estimated other deductions	$1.0	7.4	—	7.1	$1.3
Deferred tax asset valuation allowance	$12.4	0.4	0.8	—	$13.6