Form 10-Q
period 2016-11-30
ACUITY BRANDS INC
filed 2017-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016.
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
Common stock — $0.01 par value — 44,092,620 shares as of January 5, 2017.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- NOVEMBER 30, 2016 (Unaudited) AND AUGUST 31, 2016	1
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015	2
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015	3
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	28

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 1a.	RISK FACTORS	29
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS	30

SIGNATURES		31
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT
EX-101.DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2016	August 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451.2	$413.2
Accounts receivable, less reserve for doubtful accounts of $1.6 and $1.7, respectively	522.5	572.8
Inventories	334.4	295.2
Prepayments and other current assets	48.1	41.7
Total current assets	1,356.2	1,322.9
Property, plant, and equipment, at cost:
Land	21.9	23.1
Buildings and leasehold improvements	178.5	174.4
Machinery and equipment	458.4	448.2
Total property, plant, and equipment	658.8	645.7
Less: accumulated depreciation and amortization	(385.3)	(377.9)
Property, plant, and equipment, net	273.5	267.8
Goodwill	941.8	947.8
Intangible assets, net	372.8	381.4
Deferred income taxes	4.8	5.1
Other long-term assets	14.3	23.0
Total assets	$2,963.4	$2,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390.9	$401.0
Current maturities of long-term debt	0.3	0.2
Accrued compensation	26.6	95.2
Other accrued liabilities	192.0	176.1
Total current liabilities	609.8	672.5
Long-term debt	355.7	355.0
Accrued pension liabilities	117.6	119.9
Deferred income taxes	74.6	74.6
Self-insurance reserves	7.4	7.2
Other long-term liabilities	68.2	59.0
Total liabilities	1,233.3	1,288.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,503,317 and 53,415,687 issued, respectively	0.5	0.5
Paid-in capital	860.7	856.4
Retained earnings	1,436.8	1,360.9
Accumulated other comprehensive loss	(149.3)	(139.4)
Treasury stock, at cost — 9,679,752 and 9,679,457 shares, respectively	(418.6)	(418.6)
Total stockholders’ equity	1,730.1	1,659.8
Total liabilities and stockholders’ equity	$2,963.4	$2,948.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2016	November 30, 2015
Net sales	$851.2	$736.6
Cost of products sold	491.6	417.2
Gross profit	359.6	319.4
Selling, distribution, and administrative expenses	231.8	206.6
Special charge	1.2	0.4
Operating profit	126.6	112.4
Other expense (income):
Interest expense, net	8.2	7.9
Miscellaneous income, net	(7.9)	(0.7)
Total other expense	0.3	7.2
Income before provision for income taxes	126.3	105.2
Provision for income taxes	44.6	36.8
Net income	$81.7	$68.4

Earnings per share:
Basic earnings per share	$1.87	$1.58
Basic weighted average number of shares outstanding	43.8	43.3
Diluted earnings per share	$1.86	$1.57
Diluted weighted average number of shares outstanding	44.0	43.6
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$81.7	$68.4
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.9)	(4.2)
Defined benefit pension plans, net of tax	2.0	1.4
Other comprehensive loss, net of tax	(9.9)	(2.8)
Comprehensive income	$71.8	$65.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income	$81.7	$68.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17.2	14.3
Share-based payment expense	7.9	6.4
Excess tax benefits from share-based payments	(5.8)	(13.9)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.1	(1.1)
Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	47.6	12.4
Inventories	(40.3)	(13.6)
Prepayments and other current assets	(10.7)	(13.6)
Accounts payable	(7.2)	10.8
Other current liabilities	(45.7)	(15.8)
Other	1.1	(3.2)
Net cash provided by operating activities	38.7	51.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(19.5)	(23.1)
Proceeds from sale of property, plant, and equipment	5.4	2.1
Acquisition of businesses, net of cash acquired	—	(239.2)
Proceeds from sale of investment in unconsolidated affiliate	13.0	—
Net cash used for investing activities	(1.1)	(260.2)
Cash flows from financing activities:
Issuance of long-term debt	0.9	—
Repurchases of common stock	(0.4)	—
Proceeds from stock option exercises and other	2.1	6.0
Excess tax benefits from share-based payments	5.8	13.9
Dividends paid	(5.8)	(5.7)
Net cash provided by financing activities	2.6	14.2
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(1.7)
Net change in cash and cash equivalents	38.0	(196.6)
Cash and cash equivalents at beginning of period	413.2	756.8
Cash and cash equivalents at end of period	$451.2	$560.2
Supplemental cash flow information:
Income taxes paid during the period	$29.0	$11.4
Interest paid during the period	$12.1	$11.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”) and supports the advancement of smart buildings, smart cities, and the smart grid. The Company has one reportable segment serving the North American and select international markets.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2016, the consolidated comprehensive income for the three months ended November 30, 2016 and November 30, 2015, and the consolidated cash flows for the three months ended November 30, 2016 and November 30, 2015. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2016 and November 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2017.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Acquisitions and Investments
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities for growth through acquisitions and investments. In recent years, the Company has acquired or made investments in a number of businesses that participate in the lighting, building management, and related markets, including the businesses described below. The acquisitions and investments were made with the intent to further expand and complement the Company's lighting and building management solutions portfolio. The purchased companies were fully integrated into the Company's operations.
DGLogik, Inc.
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, Inc. (“DGLogik”), a provider of innovative software solutions that enable and visualize the IoT. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California.
Juno Lighting LLC
On December 10, 2015, using cash on hand, the Company acquired for approximately $380 million all of the equity interests of Juno Lighting LLC (“Juno Lighting”), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois. At the time of acquisition, Juno Lighting generated annual revenues of approximately $250 million.
Geometri LLC
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC (“Geometri”), a provider of a software and services platform for mapping, navigation, and analytics.
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240 million all of the outstanding capital stock of Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. At the time of acquisition, Distech Controls generated annual revenues of approximately C$80 million.

4.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2017
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The provisions of ASU 2015-05 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The standard requires that all excess tax benefits and deficiencies currently recorded as additional paid in capital be prospectively recorded in income tax expense. As such, implementation of this standard could create volatility in the Company's effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This element of the guidance may be applied retrospectively or prospectively. The Company intends to implement the standard as required in fiscal 2018.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of ASU 2016-02.
In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The provisions of ASU 2015-16 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
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
The Company determines fair value measurements based on the assumptions a market participant would use in pricing the asset or liability. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $451.2 million and $413.2 million as of November 30, 2016 and August 31, 2016, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2016 and August 31, 2016 (in millions):

	November 30, 2016		August 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$—	$—	$8.0	$14.4
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.8	$386.2	$348.7	$388.8
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.2	3.2	2.5	2.6
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company based the fair value of the investment as of August 31, 2016 on an offer by a third party to purchase the business (Level 3). The Company sold the investment during October 2016, resulting in the recognition of a gain of $7.2 million, which is reflected in Miscellaneous income, net on the Consolidated Statements of Comprehensive Income.
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2016 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $5.9 million and $5.0 million during the three months ended November 30, 2016 and 2015, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $23.2 million in fiscal 2017, $23.2 million in fiscal 2018, $23.2 million in fiscal 2019, $22.7 million in fiscal 2020, and $22.6 million in fiscal 2021.
Amortization expense recorded by the Company, as well as expected amortization expense, include a preliminary estimate related to intangibles acquired with Geometri and Juno Lighting. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible assets acquired. Refer to the Acquisitions & Investments footnote for additional information regarding the preliminary purchase price allocation.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The change in the carrying amount of goodwill during the three months ended November 30, 2016 is summarized below (in millions):

Balance at August 31, 2016	$947.8
Foreign currency translation adjustments	(6.0)
Balance at November 30, 2016	$941.8
Further discussion of the Company’s goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

7.	Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	November 30, 2016	August 31, 2016
Raw materials, supplies, and work in process(1)	$181.7	$170.3
Finished goods	174.0	145.3
Inventories excluding reserves	355.7	315.6
Less: reserves	(21.3)	(20.4)
Total inventories	$334.4	$295.2
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process to be meaningful information.

8.	Earnings Per Share
Prior to fiscal 2017, basic earnings per share was computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which was modified to include the effects of all participating securities during the period, as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”). Participating securities included unvested share-based payment awards with a right to receive nonforfeitable dividends. The equity plan approved by stockholders in January 2013 changed the dividend provisions, causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 were not participating securities as prescribed by the two-class method under ASC 260 and were accounted for in the diluted earnings per share calculation described below.
As of November 30, 2016, the impact of participating securities was not material. Therefore, basic earnings per share for the three months ended November 30, 2016 is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.
Stock options of approximately 81,487 and 28,133 were excluded from the diluted earnings per share calculation for the three months ended November 30, 2016 and 2015, respectively, as the effect of inclusion would have been antidilutive. Restricted stock shares of 25,994 and 45,555 were excluded from the diluted earnings per share calculation for the three months ended November 30, 2016 and 2015, respectively, as the effect of inclusion would have been antidilutive. Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-Based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2016 and 2015 (in millions, except per share data):

	Three Months Ended
	November 30, 2016	November 30, 2015
Net income	$81.7	$68.4
Basic weighted average shares outstanding	43.8	43.3
Common stock equivalents	0.2	0.3
Diluted weighted average shares outstanding	44.0	43.6
Basic earnings per share	$1.87	$1.58
Diluted earnings per share	$1.86	$1.57

9.    Comprehensive Income (Loss)
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2016	$(47.7)	$(91.7)	$(139.4)
Other comprehensive loss before reclassifications	(11.9)	—	(11.9)
Amounts reclassified from accumulated other comprehensive income	—	2.0	2.0
Net current period other comprehensive (loss) income	(11.9)	2.0	(9.9)
Balance at November 30, 2016	$(59.6)	$(89.7)	$(149.3)

The following tables present the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three months ended November 30, 2016 and 2015 (in millions):

	Three Months Ended
	November 30, 2016				November 30, 2015
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(11.9)		$—	$(11.9)	$(4.2)		$—	$(4.2)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.8	(1)	(0.3)	0.5	0.8	(1)	(0.2)	0.6
Actuarial losses	2.2	(1)	(0.7)	1.5	1.2	(1)	(0.4)	0.8
Total defined benefit pension plans, net	3.0		(1.0)	2.0	2.0		(0.6)	1.4
Other comprehensive loss	$(8.9)		$(1.0)	$(9.9)	$(2.2)		$(0.6)	$(2.8)
_______________________________________

(1)
These accumulated other comprehensive income (loss) components are included in net periodic pension cost. See Pension and Profit Sharing Plans footnote within the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable, on August 27, 2019.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, taxes, depreciation, and amortization expense (“EBITDA”), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Minimum Interest Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of November 30, 2016, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At November 30, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 million issued under the Revolving Credit Facility. As of November 30, 2016, the Company had outstanding letters of credit totaling $11.0 million, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond, including $6.1 million issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a Eurocurrency Rate. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by the Company's leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%.
The Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 million commitment of the lenders under the Revolving Credit Facility.
Long-term Debt
At November 30, 2016, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.2 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net (in millions):

	Three Months Ended
	November 30, 2016	November 30, 2015
Interest expense	$8.6	$8.3
Interest income	(0.4)	(0.4)
Interest expense, net	$8.2	$7.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2016, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company’s fiscal 2016 Annual Report (Form 10-K).
Trade Compliance Matters
Prior to the close of the acquisition, Distech Controls discovered shipments by it and its subsidiaries during the past five years of standard commercial building control products directly or indirectly to customers in a country that may constitute violations of U.S. and Canadian sanctions or export regulations, including those administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Export Controls Division of the Canadian Department of Foreign Affairs, Trade and Development (“DFATD”). Distech Controls estimates that it received total revenue of approximately $0.3 million from these shipments. Distech Controls has voluntarily self-reported the potential violations to OFAC and DFATD and retained outside counsel that conducted an investigation of the matter and filed a full voluntary disclosure with these agencies. The Company has assessed the matter and implemented related ongoing compliance and remediation efforts.
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
Product Warranty and Recall Costs
Acuity Brands records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the three months ended November 30, 2016 and 2015 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2016	November 30, 2015
Beginning of period	$15.5	$9.6
Warranty and recall costs	9.2	6.9
Payments and other deductions	(7.2)	(4.9)
End of period	$17.5	$11.6

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
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares (all part of the Company's equity incentive plan), and share units representing certain deferrals into the Company's director deferred compensation plan or the Company's supplemental deferred savings plan. The Company recorded $7.9 million and $6.4 million of share-based payment expense for the three months ended November 30, 2016 and 2015, respectively. New shares issued upon exercise of stock options were 12,030 and 117,289 for the three months ended November 30, 2016 and 2015, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2016 and 2015 included the following components before tax (in millions):

	Three Months Ended
	November 30, 2016	November 30, 2015
Service cost	$0.9	$0.9
Interest cost	2.0	2.3
Expected return on plan assets	(2.8)	(2.7)
Amortization of prior service cost	0.8	0.8
Recognized actuarial loss	2.2	1.2
Net periodic pension cost	$3.1	$2.5
Further details regarding the Company's pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

14.	Special Charge
During fiscal 2017 and 2016, the Company recorded a pre-tax special charge for actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various selling, distribution, and administrative departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
The details of the special charge during the three months ended November 30, 2016 and 2015 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2016	November 30, 2015
Severance and employee-related costs	$(0.2)	$0.4
Lease termination costs	1.1	—
Production transfer costs	0.3	—
Special charge	$1.2	$0.4
As of November 30, 2016, remaining restructuring reserves were $4.7 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the three months ended November 30, 2016 are summarized as follows (in millions):

	Severance and Employee-Related Costs	Lease Termination Costs	Total Restructuring Reserves
Balance at August 31, 2016	$6.4	$0.2	$6.6
Costs incurred	(0.2)	1.1	0.9
Payments made during the period	(2.8)	—	(2.8)
Balance at November 30, 2016	$3.4	$1.3	$4.7

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	November 30, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$389.3	$—	$—	$61.9	$—	$451.2
Accounts receivable, net	—	454.4	—	68.1	—	522.5
Inventories	—	311.1	—	23.3	—	334.4
Other current assets	12.2	15.5	—	20.4	—	48.1
Total current assets	401.5	781.0	—	173.7	—	1,356.2
Property, plant, and equipment, net	0.3	224.1	—	49.1	—	273.5
Goodwill	—	735.8	2.7	203.3	—	941.8
Intangible assets, net	—	165.5	112.5	94.8	—	372.8
Deferred income taxes	47.5	—	—	6.5	(49.2)	4.8
Other long-term assets	0.1	12.2	—	2.0	—	14.3
Investments in and amounts due from affiliates	1,400.2	426.8	211.1	—	(2,038.1)	—
Total assets	$1,849.6	$2,345.4	$326.3	$529.4	$(2,087.3)	$2,963.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$360.7	$—	$29.7	$—	$390.9
Current maturities of long-term debt	—	—	—	0.3	—	0.3
Other accrued liabilities	17.2	166.7	—	34.7	—	218.6
Total current liabilities	17.7	527.4	—	64.7	—	609.8
Long-term debt	—	352.8	—	2.9	—	355.7
Deferred income taxes	—	95.8	—	28.0	(49.2)	74.6
Other long-term liabilities	101.8	64.4	—	27.0	—	193.2
Amounts due to affiliates	—	—	—	107.8	(107.8)	—
Total stockholders’ equity	1,730.1	1,305.0	326.3	299.0	(1,930.3)	1,730.1
Total liabilities and stockholders’ equity	$1,849.6	$2,345.4	$326.3	$529.4	$(2,087.3)	$2,963.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$368.2	$—	$—	$45.0	$—	$413.2
Accounts receivable, net	—	503.0	—	69.8	—	572.8
Inventories	—	274.7	—	20.5	—	295.2
Other current assets	2.5	14.3	—	24.9	—	41.7
Total current assets	370.7	792.0	—	160.2	—	1,322.9
Property, plant, and equipment, net	0.3	217.8	—	49.7	—	267.8
Goodwill	—	735.8	2.7	209.3	—	947.8
Intangible assets, net	—	168.1	113.4	99.9	—	381.4
Deferred income taxes	47.5	—	—	6.5	(48.9)	5.1
Other long-term assets	1.4	20.4	—	1.2	—	23.0
Investments in and amounts due from affiliates	1,347.6	299.6	200.5	—	(1,847.7)	—
Total assets	$1,767.5	$2,233.7	$316.6	$526.8	$(1,896.6)	$2,948.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.2	$371.3	$—	$28.5	$—	$401.0
Current maturities of long-term debt	—	—	—	0.2	—	$0.2
Other accrued liabilities	14.5	215.4	—	41.4	—	271.3
Total current liabilities	15.7	586.7	—	70.1	—	672.5
Long-term debt	—	352.8	—	2.2	—	355.0
Deferred income taxes	—	95.5	—	28.0	(48.9)	74.6
Other long-term liabilities	92.0	64.8	—	29.3	—	186.1
Amounts due to affiliates	—	—	—	96.9	(96.9)	—
Total stockholders’ equity	1,659.8	1,133.9	316.6	300.3	(1,750.8)	1,659.8
Total liabilities and stockholders’ equity	$1,767.5	$2,233.7	$316.6	$526.8	$(1,896.6)	$2,948.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$746.3	$—	$104.9	$—	$851.2
Intercompany sales	—	—	11.5	51.6	(63.1)	—
Total sales	—	746.3	11.5	156.5	(63.1)	851.2
Cost of products sold	—	426.9	—	114.9	(50.2)	491.6
Gross profit	—	319.4	11.5	41.6	(12.9)	359.6
Selling, distribution, and administrative expenses	11.8	199.9	0.9	32.1	(12.9)	231.8
Intercompany charges	(1.2)	0.2	—	1.0	—	—
Special charge	—	1.2	—	—	—	1.2
Operating (loss) profit	(10.6)	118.1	10.6	8.5	—	126.6
Interest expense, net	2.8	4.0	—	1.4	—	8.2
Equity earnings in subsidiaries	(90.4)	(9.1)	—	0.2	99.3	—
Miscellaneous income, net	—	(7.3)	—	(0.6)	—	(7.9)
Income before provision for income taxes	77.0	130.5	10.6	7.5	(99.3)	126.3
(Benefit) provision for income taxes	(4.7)	47.8	0.9	0.6	—	44.6
Net income	$81.7	$82.7	$9.7	$6.9	$(99.3)	$81.7

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.9)	(11.9)	—	—	11.9	(11.9)
Defined benefit pension plans, net	2.0	0.7	—	0.7	(1.4)	2.0
Other comprehensive (loss) income items, net of tax	(9.9)	(11.2)	—	0.7	10.5	(9.9)
Comprehensive income (loss)	$71.8	$71.5	$9.7	$7.6	$(88.8)	$71.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$651.4	$—	$85.2	$—	$736.6
Intercompany sales	—	—	10.8	32.0	(42.8)	—
Total sales	—	651.4	10.8	117.2	(42.8)	736.6
Cost of products sold	—	366.0	—	82.2	(31.0)	417.2
Gross profit	—	285.4	10.8	35.0	(11.8)	319.4
Selling, distribution, and administrative expenses	11.0	180.4	1.0	26.0	(11.8)	206.6
Intercompany charges	(0.8)	0.3	—	0.5	—	—
Special charge	—	0.4	—	—	—	0.4
Operating (loss) profit	(10.2)	104.3	9.8	8.5	—	112.4
Interest expense, net	2.6	4.0	—	1.3	—	7.9
Equity earnings in subsidiaries	(76.7)	(7.1)	—	0.1	83.7	—
Miscellaneous income, net	—	0.1	—	(0.8)	—	(0.7)
Income before provision for income taxes	63.9	107.3	9.8	7.9	(83.7)	105.2
(Benefit) provision for income taxes	(4.5)	35.4	4.0	1.9	—	36.8
Net income	$68.4	$71.9	$5.8	$6.0	$(83.7)	$68.4

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(4.2)	(4.2)	—	—	4.2	(4.2)
Defined benefit pension plans, net	1.4	0.4	—	0.3	(0.7)	1.4
Other comprehensive (loss) income items, net of tax	(2.8)	(3.8)	—	0.3	3.5	(2.8)
Comprehensive income (loss)	$65.6	$68.1	$5.8	$6.3	$(80.2)	$65.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$19.4	$2.2	$—	$17.1	$—	$38.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(16.5)	—	(3.0)	—	(19.5)
Proceeds from sale of property, plant, and equipment	—	—	—	5.4	—	5.4
Proceeds from sale of investment	—	13.0	—	—	—	13.0
Net cash (used for) provided by investing activities	—	(3.5)	—	2.4	—	(1.1)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	0.9	—	0.9
Proceeds from stock option exercises and other	2.1	—	—	—	—	2.1
Repurchases of common stock	(0.4)	—	—	—	—	(0.4)
Excess tax benefits from share-based payments	5.8	—	—	—	—	5.8
Dividends paid	(5.8)	—	—	—	—	(5.8)
Net cash provided by financing activities	1.7	—	—	0.9	—	2.6
Effect of exchange rates changes on cash	—	1.3	—	(3.5)	—	(2.2)
Net change in cash and cash equivalents	21.1	—	—	16.9	—	38.0
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$389.3	$—	$—	$61.9	$—	$451.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$24.7	$21.0	$—	$5.4	$—	$51.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(21.7)	—	(1.4)	—	(23.1)
Proceeds from sale of property, plant, and equipment	—	0.1	—	2.0	—	2.1
Acquisition of businesses, net of cash acquired	—	—	—	(239.2)	—	(239.2)
Net cash used for investing activities	—	(21.6)	—	(238.6)	—	(260.2)
Cash flows from financing activities:
Proceeds from stock option exercises and other	6.0	—	—	—	—	6.0
Excess tax benefits from share-based payments	13.9	—	—	—	—	13.9
Dividends paid	(5.7)	—	—	—	—	(5.7)
Net cash provided by financing activities	14.2	—	—	—	—	14.2
Effect of exchange rate changes on cash	—	0.6	—	(2.3)	—	(1.7)
Net change in cash and cash equivalents	38.9	—	—	(235.5)	—	(196.6)
Cash and cash equivalents at beginning of period	479.9	—	—	276.9	—	756.8
Cash and cash equivalents at end of period	$518.8	$—	$—	$41.4	$—	$560.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of November 30, 2016 and for the three months ended November 30, 2016 and 2015. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (“Form 10-K”). The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report.
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”) and supports the advancement of smart buildings, smart cities, and the smart grid. As of November 30, 2016, the Company operates nineteen manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base.
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities to expand and enhance its portfolio of solutions, including the following transactions:
On June 30, 2016, using cash on hand and common stock, the Company acquired DGLogik, Inc. (“DGLogik”), a provider of innovative software solutions that enable and visualize the IoT. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California.
On December 10, 2015, using cash on hand, the Company acquired Juno Lighting LLC (“Juno Lighting”), a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC (“Geometri”), a provider of a software and services platform for mapping, navigation, and analytics.
On September 1, 2015, using cash on hand, the Company acquired Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada.
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
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the “Board”). Approximately two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects to invest approximately two and a half percent of net sales during fiscal 2017, of which $19.5 million had been invested as of November 30, 2016, primarily for equipment, tooling, and facility enhancements, as well as for new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends. The Company’s cash position at November 30, 2016 was $451.2 million, an increase of $38.0 million from August 31, 2016. During the three months ended November 30, 2016, the Company generated net cash flows from operations of $38.7 million and received proceeds from the sale of an investment in an unconsolidated affiliate of $13.0 million. Cash generated from operating activities, as well as cash on-hand, was used during the current period primarily to fund capital expenditures of $19.5 million as well as to pay dividends to stockholders of $5.8 million.
The Company generated $38.7 million of cash flow from operating activities during the three months ended November 30, 2016 compared with $51.1 million in the prior-year period, a decrease of $12.4 million, due primarily to higher operating working capital requirements and increased variable incentive compensation payments partially offset by higher net income. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) remained relatively flat during the first three months of fiscal 2017 compared to a decrease of $9.6 million during the first three months of fiscal 2016.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $19.5 million and $23.1 million in the first three months of fiscal 2017 and 2016, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two and a half percent of net sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2017.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of November 30, 2016, total debt outstanding was $356.0 million, compared with $355.2 million at August 31, 2016, and consisted primarily of fixed-rate obligations. During fiscal 2017, the Company borrowed $0.9 million under recently-executed fixed-rate long-term bank loans.
On August 27, 2014, the Company executed a Revolving Credit Facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2016. At November 30, 2016, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 million issued under the Revolving Credit Facility. As of November 30, 2016, the Company had outstanding letters of credit totaling $11.0 million, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 million issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements.
During the first three months of fiscal 2017, the Company’s consolidated stockholders’ equity increased $70.3 million to $1.73 billion at November 30, 2016, from $1.66 billion at August 31, 2016. The increase was due primarily to net income earned in the period, stock issuances resulting primarily from the exercise of stock options and the related excess tax benefits, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.1% and 17.6% at November 30, 2016 and August 31, 2016, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (5.8)% at November 30, 2016 and (3.6)% at August 31, 2016.

Dividends
Acuity Brands paid dividends on its common stock of $5.8 million and $5.7 million ($0.13 per share) during the three months ended November 30, 2016 and 2015, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
First Quarter of Fiscal 2017 Compared with First Quarter of Fiscal 2016
The following table sets forth information comparing the components of net income for the three months ended November 30, 2016 and 2015 (in millions except per share data):

	Three Months Ended
	November 30, 2016	November 30, 2015	Increase (Decrease)		Percent Change
Net sales	$851.2	$736.6	$114.6		15.6%
Cost of products sold	491.6	417.2	74.4		17.8%
Gross profit	359.6	319.4	40.2		12.6%
Percent of net sales	42.2%	43.4%	(120)	bps
Selling, distribution, and administrative expenses	231.8	206.6	25.2		12.2%
Special charge	1.2	0.4	0.8		NM
Operating profit	126.6	112.4	14.2		12.6%
Percent of net sales	14.9%	15.3%	(40)	bps
Other expense (income):
Interest expense, net	8.2	7.9	0.3		3.8%
Miscellaneous income, net	(7.9)	(0.7)	(7.2)		NM
Total other expense	0.3	7.2	(6.9)		(95.8)%
Income before provision for income taxes	126.3	105.2	21.1		20.1%
Percent of net sales	14.8%	14.3%	50	bps
Provision for income taxes	44.6	36.8	7.8		21.2%
Effective tax rate	35.3%	35.0%
Net income	$81.7	$68.4	$13.3		19.4%
Diluted earnings per share	$1.86	$1.57	$0.29		18.5%
NM - not meaningful

Net sales were $851.2 million for the three months ended November 30, 2016 compared with $736.6 million reported for the three months ended November 30, 2015, an increase of $114.6 million, or 15.6%. For the three months ended November 30, 2016, the Company reported net income of $81.7 million, an increase of $13.3 million, or 19.4%, compared with $68.4 million for the three months ended November 30, 2015. For the first quarter of fiscal 2017, diluted earnings per share increased 18.5% to $1.86 compared with $1.57 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, manufacturing inefficiencies, and the sale of an investment in an unconsolidated affiliate. Although special charges, amortization of acquired intangible assets, and share-based payment expense have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted other expense (income), adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. Amounts in the following table are shown in millions except per share data.

	Three Months Ended
	November 30, 2016	November 30, 2015	Increase (Decrease)	Percent Change
Gross profit	$359.6	$319.4
Add-back: Acquisition-related items (1)	—	0.6
Add-back: Manufacturing inefficiencies (2)	1.6	—
Adjusted gross profit	$361.2	$320.0	$41.2	12.9%
Percent of net sales	42.4%	43.4%	(100)	bps

Selling, distribution, and administrative expenses	$231.8	$206.6
Less: Amortization of acquired intangible assets	(5.9)	(5.0)
Less: Share-based payment expense	(7.9)	(6.4)
Less: Acquisition-related items (1)	—	(1.1)
Adjusted selling, distribution and administrative expenses	$218.0	$194.1	$23.9	12.3%
Percent of net sales	25.6%	26.4%	(80)	bps

Operating profit	$126.6	$112.4
Add-back: Amortization of acquired intangible assets	5.9	5.0
Add-back: Share-based payment expense	7.9	6.4
Add-back: Acquisition-related items (1)	—	1.7
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.2	0.4
Adjusted operating profit	$143.2	$125.9	$17.3	13.7%
Percent of net sales	16.8%	17.1%	(30)	bps

Other expense	$0.3	$7.2
Add-back: Gain on sale of investment in unconsolidated affiliate	7.2	—
Adjusted other expense	$7.5	$7.2	$0.3	4.2%

Net Income	$81.7	$68.4
Add-back: Amortization of acquired intangible assets	5.9	5.0
Add-back: Share-based payment expense	7.9	6.4
Add-back: Acquisition-related items (1)	—	1.7
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.2	0.4
Less: Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Total pre-tax adjustments to net income	9.4	13.5
Income tax effects	(3.3)	(4.5)
Adjusted net income	$87.8	$77.4	$10.4	13.4%

Diluted earnings per share	$1.86	$1.57
Adjusted diluted earnings per share	$2.00	$1.77	$0.23	13.0%
______________________________
(1) Acquisition-related items include acquired profit in inventory and professional fees.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.

Net Sales
Net sales for the three months ended November 30, 2016 increased 15.6% compared with the prior-year period due primarily to a 10% increase in sales volume and an approximately 9% favorable impact of acquired revenues from acquisitions, partially offset by the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 2% and an unfavorable change in foreign currency rates of approximately 1%. Sales volume was higher across most product categories and key sales channels. Sales of LED-based products during the first quarter of fiscal 2017 represented approximately two-thirds of total net sales. The change in price/mix was due primarily to changes in the mix of products sold and, to a lesser degree, lower pricing on certain LED luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first quarter of fiscal 2017 increased $40.2 million, or 12.6%, to $359.6 million compared with $319.4 million in the prior-year period. Gross profit margin decreased 120 basis points to 42.2% for the three months ended November 30, 2016 compared with 43.4% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to increased manufacturing expenses and higher quality costs, partially offset by the additional contribution on higher net sales. Additionally, unfavorable price/mix was offset by lower material and component costs. Adjusted gross profit for the three months ended November 30, 2016 was $361.2 million (42.4% of net sales) compared with $320.0 million (43.4% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the three months ended November 30, 2016 were $231.8 million compared with $206.6 million in the prior-year period, an increase of $25.2 million, or 12.2%. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, investment in additional headcount, the additional costs associated with acquired businesses, and increased amortization expense of acquired intangible assets, partially offset by lower incentive compensation expense. SD&A expenses for the first quarter of fiscal 2017 were 27.2% of net sales compared with 28.0% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2016 were $218.0 million (25.6% of net sales) compared with $194.1 million (26.4% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $1.2 million during the first quarter of fiscal 2017, compared with $0.4 million during the first quarter of fiscal 2016. These charges related primarily to previously announced actions to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various SD&A departments. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2017 was $126.6 million (14.9% of net sales) compared with $112.4 million (15.3% of net sales) for the prior-year period, an increase of $14.2 million, or 12.6%. The increase in operating profit was due primarily to an increase in sales volume, lower material and component costs, and lower incentive compensation expense, partially offset by higher SD&A costs to support the greater sales volume, investment in additional headcount, increased amortization expense related to recent acquisitions, and higher special charges.
Adjusted operating profit increased by $17.3 million, or 13.7%, to $143.2 million for the first quarter of fiscal 2017 compared with $125.9 million for the first quarter of fiscal 2016. Adjusted operating profit margin decreased 30 basis points to 16.8% for the first quarter of fiscal 2017 compared with 17.1% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.2 million and $7.9 million for the three months ended November 30, 2016 and 2015, respectively. The Company reported net miscellaneous income of $7.9 million and $0.7 million for the three months ended November 30, 2016 and November 30, 2015, respectively. Net miscellaneous income for the three months ended November 30, 2016 included a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.3% and 35.0% for the three months ended November 30, 2016 and 2015, respectively. The Company estimates that the effective tax rate for fiscal 2017 will be approximately 35.5% before any discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2017 increased $13.3 million to $81.7 million from $68.4 million reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and lower other net expense, partially offset by a higher provision for income taxes. Diluted earnings per share for the three months ended November 30, 2016 increased $0.29 to $1.86 compared with diluted earnings per share of $1.57 for the prior-year period.
Adjusted net income for the first quarter of fiscal 2017 was $87.8 million compared with $77.4 million in the prior-year period, which represented an increase of $10.4 million, or 13.4%. Adjusted diluted earnings per share for the three months ended November 30, 2016 increased $0.23, or 13.0%, to $2.00 compared with $1.77 for the prior-year period.
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
Management believes the softness in demand over the last quarter or so was due to temporary circumstances that for the most part have passed; however, some softness could linger into the second quarter. The Company’s December order activity continues to reflect growth albeit at a slower pace than experienced over the previous several quarters. Similar to prior years, the second fiscal quarter, typically the Company’s weakest quarter, is expected to once again be influenced by normal seasonality and the potential for year-end inventory rebalancing by certain customers. Long-term fundamental drivers of the markets the Company serves appear to be intact and positive, while independent third-party forecasts and leading indicators continue to suggest positive growth rates for the Company’s fiscal 2017. Therefore, management has not meaningfully changed its previous expectations that the fiscal 2017 growth rate for lighting and building management solutions in the North American market, which includes renovation and retrofit activity and comprises approximately 97% of the Company’s revenues, will be in the mid-to-upper single digit range.
Additionally, management believes that overall demand in the Company’s end markets will continue to experience solid growth over the next several years, and remain bullish regarding the Company’s prospects for continued future profitable growth. Management continues to target an annual variable contribution margin on an incremental dollar of sales in the mid-to-upper 20% range over the course of a full year knowing that it is not possible to predict with precision what the rate will be by quarter. Management expects to continue to outperform the growth rates of the markets the Company serves by executing strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of an integrated, tiered solutions strategy.
Recent changes in the U.S. political landscape have produced a great amount of rhetoric and debate regarding a wide range of policy options with respect to monetary, regulatory, tax, and trade, amongst others, that may be pursued by the new administration. Any policy changes implemented may have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various certain policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
From a longer term perspective, management expects that the Company’s addressable markets will experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront along with emerging opportunities for digital lighting to play a key role in the IoT through the use of intelligent networked lighting and building automation systems that can collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board.
There have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance (including, but not limited to, targeted variable contribution margin), liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting and building automation solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2017 tax rate; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; and (h) the Company's expectations about the resolution of the trade compliance matter. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2016. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2016. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the second quarter of fiscal 2016, the Company completed its acquisition of Juno Lighting LLC (“Juno Lighting”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Juno Lighting's internal control over financial reporting as of November 30, 2016.
The Company began integrating Juno Lighting into its existing control procedures from the date of acquisition. The Company does not anticipate the integration to result in changes that would materially affect its internal control over financial reporting.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2016, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information
Results of Annual Stockholders Meeting
At the Company’s annual meeting of stockholders held on January 6, 2017, in Atlanta, Georgia, the stockholders considered and voted on the following proposals.
PROPOSAL 1 — Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Term Expiring at the Annual Meeting for	Votes For	Votes Withheld	Broker Non-Votes
W. Patrick Battle	2019	37,241,067	573,580	2,599,073
Gordon D. Harnett	2019	37,186,523	628,124	2,599,073
Robert F. McCullough	2019	36,410,958	1,403,689	2,599,073
Dominic J. Pileggi	2019	37,244,452	570,195	2,599,073
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows:
Peter C. Browning, James H. Hance, Jr., Vernon J. Nagel, Julia B. North, Ray M. Robinson, and Norman H. Wesley
PROPOSAL 2 — Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
39,876,813	526,624	10,283

PROPOSAL 3 — The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
35,236,678	2,164,070	413,899	2,599,073
PROPOSAL 4 — The results of the vote on the amendment to the Company's Certificate of Incorporation to declassify the Board of Directors:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
37,577,674	203,589	33,384	2,599,073
PROPOSAL 5 — The results of the shareholder proposal related to the Company's dividend policy were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,372,715	36,367,610	74,322	2,599,073
Pursuant to the foregoing votes, the Company's stockholders: (i) elected four directors nominated by the Board of Directors and listed above for three-year terms; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; (iii) approved, on an advisory basis, the Company's named executive officer compensation; (iv) approved the amendment to the Company's Certificate of Incorporation to declassify the Board of Directors; and (v) did not approve the proposal related to the Company's dividend policy.
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
At the Company’s annual meeting of stockholders held on January 6, 2017, stockholders approved an amendment to Article VII of the Company’s Restated Certificate of Incorporation to phase out the Company's Board’s classified structure. As a result of the adoption of the amendment, the director nominees standing for election at the Company’s 2017 Annual Meeting will stand for election for one-year terms expiring at the Company's annual meeting for fiscal 2018 (the “2018 Annual Meeting”). At the Company’s 2018 Annual Meeting, the directors elected at the 2017 Annual Meeting and the directors with terms expiring at the 2018 Annual Meeting would stand for election for one-year terms expiring at the 2019 Annual Meeting. Beginning with election of directors at the Company’s Annual Meeting for fiscal year 2019, all directors, regardless of their original term of office, will stand for election every year for a term of one year. The amendment is included in this report as Exhibit 3(c).
Effective January 6, 2017, the Board of Directors of the Company amended Article II, Section 2 of the Company’s amended and restated by-laws to conform that provision to the amended Restated Certificate of Incorporation. The full text of the amended and restated by-laws is included in this report as Exhibit 3(d).
Declaration of Dividend
On January 6, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2017 to stockholders of record on January 23, 2017.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2017	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2017	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Filed with the Commission as part of this Form 10-Q.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, filed on January 9, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.