Form 10-Q
period 2017-02-28
ACUITY BRANDS INC
filed 2017-04-04
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock — $0.01 par value — 44,092,486 shares as of March 30, 2017.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- FEBRUARY 28, 2017 (Unaudited) AND AUGUST 31, 2016	1
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016	2
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016	3
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	35

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1a.	RISK FACTORS	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	36

SIGNATURES		37
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT
EX-101.DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2017	August 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$463.2	$413.2
Accounts receivable, less reserve for doubtful accounts of $1.6 and $1.7, respectively	500.9	572.8
Inventories	353.7	295.2
Prepayments and other current assets	46.1	41.7
Total current assets	1,363.9	1,322.9
Property, plant, and equipment, at cost:
Land	22.0	23.1
Buildings and leasehold improvements	180.5	174.4
Machinery and equipment	458.9	448.2
Total property, plant, and equipment	661.4	645.7
Less: accumulated depreciation and amortization	(383.6)	(377.9)
Property, plant, and equipment, net	277.8	267.8
Goodwill	893.3	947.8
Intangible assets, net	446.4	381.4
Deferred income taxes	4.7	5.1
Other long-term assets	13.0	23.0
Total assets	$2,999.1	$2,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365.5	$401.0
Current maturities of long-term debt	0.3	0.2
Accrued compensation	25.0	95.2
Other accrued liabilities	156.0	176.1
Total current liabilities	546.8	672.5
Long-term debt	355.8	355.0
Accrued pension liabilities	116.4	119.9
Deferred income taxes	102.5	74.6
Self-insurance reserves	8.2	7.2
Other long-term liabilities	64.6	59.0
Total liabilities	1,194.3	1,288.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,512,076 and 53,415,687 issued, respectively	0.5	0.5
Paid-in capital	868.4	856.4
Retained earnings	1,498.4	1,360.9
Accumulated other comprehensive loss	(143.9)	(139.4)
Treasury stock, at cost — 9,679,752 and 9,679,457 shares, respectively	(418.6)	(418.6)
Total stockholders’ equity	1,804.8	1,659.8
Total liabilities and stockholders’ equity	$2,999.1	$2,948.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$804.7	$777.8	$1,655.9	$1,514.4
Cost of products sold	468.9	440.9	960.5	858.1
Gross profit	335.8	336.9	695.4	656.3
Selling, distribution, and administrative expenses	227.8	230.1	459.6	436.7
Special charge	—	0.1	1.2	0.5
Operating profit	108.0	106.7	234.6	219.1
Other expense (income):
Interest expense, net	8.0	8.2	16.2	16.1
Miscellaneous expense (income), net	0.6	(1.1)	(7.3)	(1.8)
Total other expense	8.6	7.1	8.9	14.3
Income before provision for income taxes	99.4	99.6	225.7	204.8
Provision for income taxes	32.1	34.1	76.7	70.9
Net income	$67.3	$65.5	$149.0	$133.9

Earnings per share:
Basic earnings per share	$1.54	$1.50	$3.40	$3.08
Basic weighted average number of shares outstanding	43.8	43.5	43.8	43.4
Diluted earnings per share	$1.53	$1.49	$3.39	$3.06
Diluted weighted average number of shares outstanding	44.0	43.8	44.0	43.7
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$67.3	$65.5	$149.0	$133.9
Other comprehensive income (loss) items:
Foreign currency translation adjustments	3.3	(9.2)	(8.6)	(13.4)
Defined benefit pension plans, net of tax	2.1	1.3	4.1	2.7
Other comprehensive income (loss), net of tax	5.4	(7.9)	(4.5)	(10.7)
Comprehensive income	$72.7	$57.6	$144.5	$123.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$149.0	$133.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36.5	30.7
Share-based payment expense	16.0	13.0
Excess tax benefits from share-based payments	(6.2)	(14.3)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.1	(1.1)
Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Deferred income taxes	(2.7)	(0.3)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	69.7	18.3
Inventories	(59.5)	(3.5)
Prepayments and other current assets	(8.9)	(11.4)
Accounts payable	(32.2)	(16.2)
Other current liabilities	(83.6)	(29.2)
Other	0.6	(0.4)
Net cash provided by operating activities	71.6	119.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(35.8)	(43.8)
Proceeds from sale of property, plant, and equipment	5.4	2.2
Acquisition of businesses, net of cash acquired	—	(613.7)
Proceeds from sale of investment in unconsolidated affiliate	13.2	—
Other investing activities	(0.2)	—
Net cash used for investing activities	(17.4)	(655.3)
Cash flows from financing activities:
Issuance of long-term debt	0.9	1.1
Repurchases of common stock	(0.4)	—
Proceeds from stock option exercises and other	2.3	6.2
Excess tax benefits from share-based payments	6.2	14.3
Dividends paid	(11.5)	(11.4)
Net cash (used for) provided by financing activities	(2.5)	10.2
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(6.9)
Net change in cash and cash equivalents	50.0	(532.5)
Cash and cash equivalents at beginning of period	413.2	756.8
Cash and cash equivalents at end of period	$463.2	$224.3
Supplemental cash flow information:
Income taxes paid during the period	$97.8	$61.0
Interest paid during the period	$22.8	$22.1
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2017, the consolidated comprehensive income for the three and six months ended February 28, 2017 and February 29, 2016, and the consolidated cash flows for the six months ended February 28, 2017 and February 29, 2016. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2017 and February 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2017.

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
DGLogik, Inc.
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, Inc. (“DGLogik”), a provider of innovative software solutions that enable and visualize the IoT. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California. The operating results of DGLogik have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition are reflected in the Consolidated Balance Sheets. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
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
Provisional amounts recognized at the acquisition date related to the Juno Lighting acquisition have been adjusted to reflect the finalization of the valuation of customer relationships and certain accrued liabilities. These adjustments resulted in an increase to intangible assets, net of $81.1 million, a decrease to goodwill of $50.5 million, an increase to deferred income tax liabilities of $29.6 million, and a decrease to net operating working capital of $1.0 million as of February 28, 2017. The fair values of assets acquired and liabilities assumed were finalized and reflected on the Consolidated Balance Sheets prospectively as of February 28, 2017.
Geometri LLC
On December 9, 2015, using cash on hand, the Company acquired certain assets and assumed certain liabilities of Geometri, LLC (“Geometri”), a provider of a software and services platform for mapping, navigation, and analytics. The operating results of Geometri have been included in the Company’s consolidated financial statements since the date of acquisition. The Company finalized the acquisition accounting for Geometri during fiscal 2017, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240 million all of the outstanding capital stock of Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. At the time of acquisition, Distech Controls generated annual revenues of approximately $60 million. The Company finalized the acquisition accounting for Distech Controls during fiscal 2016, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2017
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Adoption of the provisions in ASU 2017-04 is required for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted ASU 2017-04 effective beginning in the current period. The provisions of ASU 2017-04 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recorded in connection with a business combination and is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company has adopted ASU 2017-04 this fiscal year and has presented all adjustments to provisional amounts recorded in connection within a business combination in fiscal 2017 prospectively.
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
Accounting Standards Yet to Be Adopted
In March 2017, the FASB issued ASU No. 2017-05, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-05”), which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-05 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The provisions of ASU 2017-05 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01 and intends to implement the standard as required in fiscal 2019.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The standard requires that all excess tax benefits and deficiencies currently recorded as additional paid-in capital be prospectively recorded in income tax expense. As such, implementation of this standard could create volatility in the Company's effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This element of the guidance may be applied retrospectively or prospectively. The Company intends to implement the standard as required in fiscal 2018.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of ASU 2016-02 and intends to implement the standard as required in fiscal 2020.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. During the three months ended July 1, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company is currently evaluating the impact that the adoption of these standards will have on our consolidated financial statements.
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
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $463.2 million and $413.2 million as of February 28, 2017 and August 31, 2016, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2017 and August 31, 2016 (in millions):

	February 28, 2017		August 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$—	$—	$8.0	$14.4
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$348.9	$384.8	$348.7	$388.8
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.2	3.2	2.5	2.6
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
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2017 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $7.8 million and $6.0 million during the three months ended February 28, 2017 and February 29, 2016, respectively, and $13.7 million and $11.0 million during the six months ended February 28, 2017 and February 29, 2016, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $26.1 million in fiscal 2017, $25.1 million in fiscal 2018, $25.1 million in fiscal 2019, $24.7 million in fiscal 2020, and $24.6 million in fiscal 2021.
During the current quarter, the Company finalized the purchase accounting allocation for Juno Lighting. As a result, the Company recorded $1.9 million of additional amortization expense to reflect the amortization that would have been recognized in previous periods if the adjustment to intangibles was recognized as of the acquisition date. Additionally, amortization expense recorded by the Company, as well as expected amortization expense, include a preliminary estimate related to intangibles acquired with DGLogik. This amount is deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

intangible assets acquired. Refer to the Acquisitions & Investments footnote for additional information regarding the preliminary purchase price allocations for these acquisitions.
The change in the carrying amount of goodwill during the six months ended February 28, 2017 is summarized below (in millions):

Balance at August 31, 2016	$947.8
Adjustments to provisional amounts	(50.5)
Foreign currency translation adjustments	(4.0)
Balance at February 28, 2017	$893.3
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	February 28, 2017	August 31, 2016
Raw materials, supplies, and work in process (1)	$194.6	$170.3
Finished goods	185.2	145.3
Inventories excluding reserves	379.8	315.6
Less: reserves	(26.1)	(20.4)
Total inventories	$353.7	$295.2
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
The impact of participating securities was not material for the three and six months ended February 28, 2017. Therefore, basic earnings per share for these periods is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2017 and February 29, 2016 (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$67.3	$65.5	$149.0	$133.9
Basic weighted average shares outstanding	43.8	43.5	43.8	43.4
Common stock equivalents	0.2	0.3	0.2	0.3
Diluted weighted average shares outstanding	44.0	43.8	44.0	43.7
Basic earnings per share	$1.54	$1.50	$3.40	$3.08
Diluted earnings per share	$1.53	$1.49	$3.39	$3.06
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and six months ended February 28, 2017 and February 29, 2016 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Stock options	128,867	71,115	105,047	49,624
Restricted stock awards	103,752	2,965	78,188	63,305
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
The following table presents the changes in each component of accumulated other comprehensive income (loss) during the six months ended February 28, 2017 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2016	$(47.7)	$(91.7)	$(139.4)
Other comprehensive loss before reclassifications	(8.6)	—	(8.6)
Amounts reclassified from accumulated other comprehensive income	—	4.1	4.1
Net current period other comprehensive (loss) income	(8.6)	4.1	(4.5)
Balance at February 28, 2017	$(56.3)	$(87.6)	$(143.9)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and six months ended February 28, 2017 and February 29, 2016 (in millions):

	Three Months Ended
	February 28, 2017				February 29, 2016
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$3.3		$—	$3.3	$(9.2)		$—	$(9.2)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.8	(1)	(0.2)	0.6	0.8	(1)	(0.3)	0.5
Actuarial losses	2.2	(1)	(0.7)	1.5	1.2	(1)	(0.4)	0.8
Total defined benefit pension plans, net	3.0		(0.9)	2.1	2.0		(0.7)	1.3
Other comprehensive income (loss)	$6.3		$(0.9)	$5.4	$(7.2)		$(0.7)	$(7.9)

	Six Months Ended
	February 28, 2017				February 29, 2016
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(8.6)		$—	$(8.6)	$(13.4)		$—	$(13.4)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.6	(1)	(0.5)	1.1	1.6	(1)	(0.5)	1.1
Actuarial losses	4.4	(1)	(1.4)	3.0	2.5	(1)	(0.9)	1.6
Total defined benefit pension plans, net	6.0		(1.9)	4.1	4.1		(1.4)	2.7
Other comprehensive loss	$(2.6)		$(1.9)	$(4.5)	$(9.3)		$(1.4)	$(10.7)
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
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, taxes, depreciation, and amortization expense (“EBITDA”), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Minimum Interest Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of February 28, 2017, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At February 28, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 million issued under the Revolving Credit Facility. As of February 28, 2017, the Company had outstanding letters of credit totaling $11.0 million, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and for providing credit support for the Company’s industrial revenue bond, including $6.1 million issued under the Revolving Credit Facility.
Generally, amounts outstanding under the Revolving Credit Facility bear interest at a Eurocurrency Rate. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Long-term Debt
At February 28, 2017, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.2 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three and six months ended February 28, 2017 and February 29, 2016 (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest expense	$8.5	$8.3	$17.1	$16.6
Interest income	(0.5)	(0.1)	(0.9)	(0.5)
Interest expense, net	$8.0	$8.2	$16.2	$16.1

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2017, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company's Form 10-K.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Additionally, through a review of shipment activity at other subsidiaries, the Company discovered that it may have misclassified certain shipments of component parts to its manufacturing facilities under applicable import/export regulations. Although no claim has been asserted against the Company, the Company is reviewing these shipments to determine the extent of any liabilities and the extent of available remedial measures. The Company is unable at this time to determine the likelihood or amount of any loss associated with the misclassification of these shipments.
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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the six months ended February 28, 2017 and February 29, 2016 are summarized as follows (in millions):

	Six Months Ended
	February 28, 2017	February 29, 2016
Beginning balance	$15.5	$9.6
Warranty and recall costs	17.2	9.5
Payments and other deductions	(14.3)	(8.2)
Acquired warranty and recall liabilities	—	0.3
Ending balance	$18.4	$11.2

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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three and six months ended February 28, 2017 and February 29, 2016 (in millions, except shares):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Share-based payment expense	$8.1	$6.6	$16.0	$13.0
Shares issued from option exercises	—	—	12,030	117,289
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2017 and February 29, 2016 included the following components before tax (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Service cost	$0.9	$0.9	$1.8	$1.8
Interest cost	2.0	2.4	4.0	4.8
Expected return on plan assets	(2.8)	(2.8)	(5.6)	(5.6)
Amortization of prior service cost	0.8	0.8	1.6	1.6
Recognized actuarial loss	2.2	1.2	4.4	2.5
Net periodic pension cost	$3.1	$2.5	$6.2	$5.1
Further details regarding the Company's pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.	Special Charge
During fiscal 2017 and 2016, the Company recorded pre-tax special charges for actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various selling, distribution, and administrative departments. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
The details of the special charge during the three and six months ended February 28, 2017 and February 29, 2016 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Severance and employee-related costs	$—	$0.1	$(0.2)	$0.5
Lease termination costs	—	—	1.1	—
Production transfer costs	—	—	0.3	—
Special charge	$—	$0.1	$1.2	$0.5
As of February 28, 2017, remaining restructuring reserves were $3.3 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the six months ended February 28, 2017 are summarized as follows (in millions):

	Severance and Employee-Related Costs	Lease Termination Costs	Total Restructuring Reserves
Balance at August 31, 2016	$6.4	$0.2	$6.6
Costs incurred	(0.2)	1.1	0.9
Payments made during the period	(3.7)	(0.5)	(4.2)
Balance at February 28, 2017	$2.5	$0.8	$3.3

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$399.9	$—	$—	$63.3	$—	$463.2
Accounts receivable, net	—	437.7	—	63.2	—	500.9
Inventories	—	328.8	—	24.9	—	353.7
Other current assets	13.3	13.8	—	19.0	—	46.1
Total current assets	413.2	780.3	—	170.4	—	1,363.9
Property, plant, and equipment, net	0.3	226.4	—	51.1	—	277.8
Goodwill	—	685.4	2.7	205.2	—	893.3
Intangible assets, net	—	241.8	111.6	93.0	—	446.4
Deferred income taxes	19.4	—	—	6.6	(21.3)	4.7
Other long-term assets	0.1	11.5	—	1.4	—	13.0
Investments in and amounts due from affiliates	1,478.6	347.8	219.0	—	(2,045.4)	—
Total assets	$1,911.6	$2,293.2	$333.3	$527.7	$(2,066.7)	$2,999.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.8	$337.6	$—	$27.1	$—	$365.5
Current maturities of long-term debt	—	—	—	0.3	—	0.3
Other accrued liabilities	7.6	141.4	—	32.0	—	181.0
Total current liabilities	8.4	479.0	—	59.4	—	546.8
Long-term debt	—	352.9	—	2.9	—	355.8
Deferred income taxes	—	95.8	—	28.0	(21.3)	102.5
Other long-term liabilities	98.4	64.4	—	26.4	—	189.2
Amounts due to affiliates	—	—	—	108.9	(108.9)	—
Total stockholders’ equity	1,804.8	1,301.1	333.3	302.1	(1,936.5)	1,804.8
Total liabilities and stockholders’ equity	$1,911.6	$2,293.2	$333.3	$527.7	$(2,066.7)	$2,999.1

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$712.7	$—	$92.0	$—	$804.7
Intercompany sales	—	—	11.7	37.0	(48.7)	—
Total sales	—	712.7	11.7	129.0	(48.7)	804.7
Cost of products sold	—	406.8	—	97.7	(35.6)	468.9
Gross profit	—	305.9	11.7	31.3	(13.1)	335.8
Selling, distribution, and administrative expenses	12.6	196.3	0.9	31.0	(13.0)	227.8
Intercompany charges	(0.8)	0.2	—	0.6	—	—
Operating (loss) profit	(11.8)	109.4	10.8	(0.3)	(0.1)	108.0
Interest expense, net	2.7	4.0	—	1.3	—	8.0
Equity earnings in subsidiaries	(76.7)	1.2	—	—	75.5	—
Miscellaneous expense (income), net	—	0.8	—	(0.2)	—	0.6
Income (loss) before provision for income taxes	62.2	103.4	10.8	(1.4)	(75.6)	99.4
(Benefit) provision for income taxes	(5.1)	32.4	3.8	1.0	—	32.1
Net income (loss)	67.3	71.0	7.0	(2.4)	(75.6)	67.3

Other comprehensive income (loss) items:
Foreign currency translation adjustments	3.3	3.3	—	—	(3.3)	3.3
Defined benefit pension plans, net	2.1	0.7	—	0.7	(1.4)	2.1
Other comprehensive income items, net of tax	5.4	4.0	—	0.7	(4.7)	5.4
Comprehensive income (loss)	$72.7	$75.0	$7.0	$(1.7)	$(80.3)	$72.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$693.1	$—	$84.7	$—	$777.8
Intercompany sales	—	—	11.4	29.5	(40.9)	—
Total sales	—	693.1	11.4	114.2	(40.9)	777.8
Cost of products sold	—	380.5	—	88.8	(28.4)	440.9
Gross profit	—	312.6	11.4	25.4	(12.5)	336.9
Selling, distribution, and administrative expenses	11.1	202.3	1.0	28.2	(12.5)	230.1
Intercompany charges	(0.8)	0.3	—	0.5	—	—
Special charge	—	0.1	—	—	—	0.1
Operating (loss) profit	(10.3)	109.9	10.4	(3.3)	—	106.7
Interest expense, net	2.7	4.1	—	1.4	—	8.2
Equity earnings in subsidiaries	(73.8)	1.1	—	0.1	72.6	—
Miscellaneous income, net	—	(0.8)	—	(0.3)	—	(1.1)
Income (loss) before provision for income taxes	60.8	105.5	10.4	(4.5)	(72.6)	99.6
(Benefit) provision for income taxes	(4.7)	35.9	4.2	(1.3)	—	34.1
Net income (loss)	65.5	69.6	6.2	(3.2)	(72.6)	65.5

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(9.2)	(9.2)	—	—	9.2	(9.2)
Defined benefit pension plans, net	1.3	0.4	—	0.3	(0.7)	1.3
Other comprehensive (loss) income items, net of tax	(7.9)	(8.8)	—	0.3	8.5	(7.9)
Comprehensive income (loss)	$57.6	$60.8	$6.2	$(2.9)	$(64.1)	$57.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,459.0	$—	$196.9	$—	$1,655.9
Intercompany sales	—	—	23.2	88.6	(111.8)	—
Total sales	—	1,459.0	23.2	285.5	(111.8)	1,655.9
Cost of products sold	—	833.7	—	212.6	(85.8)	960.5
Gross profit	—	625.3	23.2	72.9	(26.0)	695.4
Selling, distribution, and administrative expenses	24.4	396.2	1.8	63.1	(25.9)	459.6
Intercompany charges	(2.0)	0.4	—	1.6	—	—
Special charge	—	1.2	—	—	—	1.2
Operating (loss) profit	(22.4)	227.5	21.4	8.2	(0.1)	234.6
Interest expense, net	5.5	8.0	—	2.7	—	16.2
Equity earnings in subsidiaries	(167.1)	(7.9)	—	0.2	174.8	—
Miscellaneous income, net	—	(6.5)	—	(0.8)	—	(7.3)
Income before provision for income taxes	139.2	233.9	21.4	6.1	(174.9)	225.7
(Benefit) provision for income taxes	(9.8)	80.2	4.7	1.6	—	76.7
Net income	149.0	153.7	16.7	4.5	(174.9)	149.0

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.6)	(8.6)	—	—	8.6	(8.6)
Defined benefit pension plans, net	4.1	1.4	—	1.4	(2.8)	4.1
Other comprehensive (loss) income items, net of tax	(4.5)	(7.2)	—	1.4	5.8	(4.5)
Comprehensive income	$144.5	$146.5	$16.7	$5.9	$(169.1)	$144.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,344.5	$—	$169.9	$—	$1,514.4
Intercompany sales	—	—	22.2	61.5	(83.7)	—
Total sales	—	1,344.5	22.2	231.4	(83.7)	1,514.4
Cost of products sold	—	746.5	—	171.0	(59.4)	858.1
Gross profit	—	598.0	22.2	60.4	(24.3)	656.3
Selling, distribution, and administrative expenses	22.1	382.7	2.0	54.2	(24.3)	436.7
Intercompany charges	(1.6)	0.6	—	1.0	—	—
Special charge	—	0.5	—	—	—	0.5
Operating (loss) profit	(20.5)	214.2	20.2	5.2	—	219.1
Interest expense, net	5.3	8.1	—	2.7	—	16.1
Equity earnings in subsidiaries	(150.5)	(6.0)	—	0.2	156.3	—
Miscellaneous income, net	—	(0.7)	—	(1.1)	—	(1.8)
Income before provision for income taxes	124.7	212.8	20.2	3.4	(156.3)	204.8
(Benefit) provision for income taxes	(9.2)	71.3	8.2	0.6	—	70.9
Net income	133.9	141.5	12.0	2.8	(156.3)	133.9

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(13.4)	(13.4)	—	—	13.4	(13.4)
Defined benefit pension plans, net	2.7	0.8	—	0.6	(1.4)	2.7
Other comprehensive (loss) income items, net of tax	(10.7)	(12.6)	—	0.6	12.0	(10.7)
Comprehensive income	$123.2	$128.9	$12.0	$3.4	$(144.3)	$123.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$35.1	$15.8	$—	$20.7	$—	$71.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(29.8)	—	(6.0)	—	(35.8)
Proceeds from sale of property, plant, and equipment	—	—	—	5.4	—	5.4
Proceeds from the sale of investment	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(16.8)	—	(0.6)	—	(17.4)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	0.9	—	0.9
Proceeds from stock option exercises and other	2.3	—	—	—	—	2.3
Repurchases of common stock	(0.4)	—	—	—	—	(0.4)
Excess tax benefits from share-based payments	6.2	—	—	—	—	6.2
Dividends paid	(11.5)	—	—	—	—	(11.5)
Net cash (used for) provided by financing activities	(3.4)	—	—	0.9	—	(2.5)
Effect of exchange rates changes on cash	—	1.0	—	(2.7)	—	(1.7)
Net change in cash and cash equivalents	31.7	—	—	18.3	—	50.0
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$399.9	$—	$—	$63.3	$—	$463.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 29, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$77.3	$46.0	$—	$(3.8)	$—	$119.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(38.3)	—	(5.5)	—	(43.8)
Proceeds from sale of property, plant, and equipment	—	0.1	—	2.1	—	2.2
Investments in subsidiaries	(380.3)	380.3	—	—	—	—
Acquisitions of business, net of cash acquired	—	(384.4)	—	(229.3)	—	(613.7)
Net cash used for investing activities	(380.3)	(42.3)	—	(232.7)	—	(655.3)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	1.1	—	1.1
Proceeds from stock option exercises and other	6.2	—	—	—	—	6.2
Excess tax benefits from share-based payments	14.3	—	—	—	—	14.3
Dividends paid	(11.4)	—	—	—	—	(11.4)
Net cash provided by financing activities	9.1	—	—	1.1	—	10.2
Effect of exchange rate changes on cash	—	(3.7)	—	(3.2)	—	(6.9)
Net change in cash and cash equivalents	(293.9)	—	—	(238.6)	—	(532.5)
Cash and cash equivalents at beginning of period	479.9	—	—	276.9	—	756.8
Cash and cash equivalents at end of period	$186.0	$—	$—	$38.3	$—	$224.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of February 28, 2017 and for the three and six months ended February 28, 2017 and February 29, 2016. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (“Form 10-K”). The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included within this report.
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”) and supports the advancement of smart buildings, smart cities, and the smart grid. As of February 28, 2017, the Company operates nineteen manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base.
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
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. The Company's short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the “Board”). Approximately two million shares of the Company’s common stock are currently authorized and available for repurchase under an existing repurchase program. The Company expects to repurchase these shares on an opportunistic basis. The Company currently expects capital spending to be between approximately two and two and a half percent of sales during fiscal 2017, of which $35.8 million had been invested as of February 28, 2017, primarily for equipment, tooling, and facility enhancements, as well as for new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends. The Company’s cash position at February 28, 2017 was $463.2 million, an increase of $50.0 million from August 31, 2016. During the six months ended February 28, 2017, the Company generated net cash flows from operations of $71.6 million and received proceeds from the sale of an investment in an unconsolidated affiliate of $13.2 million. Cash generated from operating activities, as well as cash on-hand, was used during the current period primarily to fund capital expenditures of $35.8 million and to pay dividends to stockholders of $11.5 million.
The Company generated $71.6 million of cash flow from operating activities during the six months ended February 28, 2017 compared with $119.5 million in the prior-year period, a decrease of $47.9 million, due primarily to higher operating working capital requirements and variable incentive compensation payments in excess of the related accrual, partially offset by higher net income. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased approximately $22.0 million during the first six months of fiscal 2017 compared to a $1.4 million increase during the first six months of fiscal 2016. Higher operating working capital at February 28, 2017 reflected an increase in inventory to support expected higher sales volumes and to improve service to customers.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $35.8 million and $43.8 million in the first six months of fiscal 2017 and 2016, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest between approximately two and two and a half percent of sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2017.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of February 28, 2017, total debt outstanding was $356.1 million, compared with $355.2 million at August 31, 2016, and consisted primarily of fixed-rate obligations. During fiscal 2017, the Company borrowed $0.9 million under recently-executed fixed-rate long-term bank loans.
On August 27, 2014, the Company executed a Revolving Credit Facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2017. At February 28, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.1 million issued under the Revolving Credit Facility. As of February 28, 2017, the Company had outstanding letters of credit totaling $11.0 million, primarily for securing collateral requirements under the casualty insurance programs for Acuity Brands and providing credit support for the Company’s industrial revenue bond, including $6.1 million issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements for more information.

During the first six months of fiscal 2017, the Company’s consolidated stockholders’ equity increased $145.0 million to $1.80 billion at February 28, 2017, from $1.66 billion at August 31, 2016. The increase was due primarily to net income earned in the period, stock issuances resulting primarily from the exercise of stock options and the related excess tax benefits, and amortization of pension plan prior service costs and actuarial losses partially offset by dividend payments and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 16.5% and 17.6% at February 28, 2017 and August 31, 2016, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (6.3)% at February 28, 2017 and (3.6)% at August 31, 2016.
Dividends
Acuity Brands paid dividends on its common stock of $11.5 million and $11.4 million ($0.26 per share) during the six months ended February 28, 2017 and February 29, 2016, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Second Quarter of Fiscal 2017 Compared with Second Quarter of Fiscal 2016
The following table sets forth information comparing the components of net income for the three months ended February 28, 2017 and February 29, 2016 (in millions except per share data):

	Three Months Ended
	February 28, 2017	February 29, 2016	Increase (Decrease)		Percent Change
Net sales	$804.7	$777.8	$26.9		3.5%
Cost of products sold	468.9	440.9	28.0		6.4%
Gross profit	335.8	336.9	(1.1)		(0.3)%
Percent of net sales	41.7%	43.3%	(160)	bps
Selling, distribution, and administrative expenses	227.8	230.1	(2.3)		(1.0)%
Special charge	—	0.1	(0.1)		NM
Operating profit	108.0	106.7	1.3		1.2%
Percent of net sales	13.4%	13.7%	(30)	bps
Other expense (income):
Interest expense, net	8.0	8.2	(0.2)		(2.4)%
Miscellaneous expense (income), net	0.6	(1.1)	1.7		NM
Total other expense	8.6	7.1	1.5		21.1%
Income before provision for income taxes	99.4	99.6	(0.2)		(0.2)%
Percent of net sales	12.4%	12.8%	(40)	bps
Provision for income taxes	32.1	34.1	(2.0)		(5.9)%
Effective tax rate	32.3%	34.2%
Net income	$67.3	$65.5	$1.8		2.7%
Diluted earnings per share	$1.53	$1.49	$0.04		2.7%
NM - not meaningful

Net sales were $804.7 million for the three months ended February 28, 2017 compared with $777.8 million reported for the three months ended February 29, 2016, an increase of $26.9 million, or 3.5%. For the three months ended February 28, 2017, the Company reported net income of $67.3 million, an increase of $1.8 million, or 2.7%, compared with $65.5 million for the three months ended February 29, 2016. For the second quarter of fiscal 2017, diluted earnings per share increased 2.7% to $1.53 compared with $1.49 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-

based payment expense, and special charges associated primarily with continued efforts to streamline the organization. Although special charges, amortization of acquired intangible assets, and share-based payment expense have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. Amounts in the following table are shown in millions except per share data.

	Three Months Ended
	February 28, 2017	February 29, 2016	Increase (Decrease)	Percent Change
Gross profit	$335.8	$336.9
Add-back: Acquisition-related items (1)	—	1.4
Adjusted gross profit	$335.8	$338.3	$(2.5)	(0.7)%
Percent of net sales	41.7%	43.5%	(180)	bps

Selling, distribution, and administrative expenses	$227.8	$230.1
Less: Amortization of acquired intangible assets	(7.8)	(6.0)
Less: Share-based payment expense	(8.1)	(6.6)
Less: Acquisition-related items (1)	—	(6.6)
Adjusted selling, distribution, and administrative expenses	$211.9	$210.9	$1.0	0.5%
Percent of net sales	26.3%	27.1%	(80)	bps

Operating profit	$108.0	$106.7
Add-back: Amortization of acquired intangible assets	7.8	6.0
Add-back: Share-based payment expense	8.1	6.6
Add-back: Acquisition-related items (1)	—	8.0
Add-back: Special charge	—	0.1
Adjusted operating profit	$123.9	$127.4	$(3.5)	(2.7)%
Percent of net sales	15.4%	16.4%	(100)	bps

Net Income	$67.3	$65.5
Add-back: Amortization of acquired intangible assets	7.8	6.0
Add-back: Share-based payment expense	8.1	6.6
Add-back: Acquisition-related items (1)	—	8.0
Add-back: Special charge	—	0.1
Total pre-tax adjustments to net income	15.9	20.7
Income tax effects	(5.5)	(7.1)
Adjusted net income	$77.7	$79.1	$(1.4)	(1.8)%

Diluted earnings per share	$1.53	$1.49
Adjusted diluted earnings per share	$1.77	$1.80	$(0.03)	(1.7)%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.

Net Sales
Net sales for the three months ended February 28, 2017 increased 3.5% compared with the prior-year period due primarily to an approximately 4% increase in sales volume and an approximately 1% favorable impact of acquired revenues from acquisitions, partially offset by the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 1% as well as a modest unfavorable impact from foreign exchange rate changes. Overall sales volume was higher across key product categories and sales channels; however, volumes declined in Europe and Mexico. Sales of LED-based products during the second quarter of fiscal 2017 accounted for approximately two-thirds of total net sales. The change in price/mix was due primarily to lower pricing on luminaires, largely as a result of lower LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the second quarter of fiscal 2017 decreased $1.1 million, or 0.3%, to $335.8 million compared with $336.9 million in the prior-year period. Gross profit margin decreased 160 basis points to 41.7% for the three months ended February 28, 2017 compared with 43.3% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to increased manufacturing expenses driven largely by higher wages and inbound freight charges, as well as higher quality costs, partially offset by the additional contribution on higher net sales. Additionally, unfavorable price/mix was partially offset by lower material and component costs. Adjusted gross profit for the three months ended February 28, 2017 was $335.8 million (41.7% of net sales) compared with $338.3 million (43.5% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the three months ended February 28, 2017 were $227.8 million compared with $230.1 million in the prior-year period, a decrease of $2.3 million, or 1.0%. The decrease in SD&A expenses was due primarily to lower incentive compensation expense, partially offset by higher costs for freight, commissions, and investments in additional headcount, as well as increased amortization expense of acquired intangible assets, which includes $1.9 million of additional expense due to cumulative adjustments to the provisional amounts of the value of intangibles assets related to the Juno Lighting acquisition. SD&A expenses for the second quarter of fiscal 2017 were 28.3% of net sales compared with 29.6% for the prior-year period. Adjusted SD&A expenses for the three months ended February 28, 2017 were $211.9 million (26.3% of net sales) compared with $210.9 million (27.1% of net sales) in the prior-year period.
Operating profit for the second quarter of fiscal 2017 was $108.0 million (13.4% of net sales) compared with $106.7 million (13.7% of net sales) for the prior-year period, an increase of $1.3 million, or 1.2%. The increase in operating profit was due primarily to an increase in sales volume, lower material and component costs, and lower incentive compensation expense, partially offset by higher manufacturing expenses, freight, commissions, investments in additional headcount, and increased amortization expense of acquired intangible assets.
Adjusted operating profit decreased by $3.5 million, or 2.7%, to $123.9 million for the second quarter of fiscal 2017 compared with $127.4 million for the second quarter of fiscal 2016. Adjusted operating profit margin decreased 100 basis points to 15.4% for the second quarter of fiscal 2017 compared with 16.4% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.0 million and $8.2 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The Company reported net miscellaneous expense of $0.6 million and net miscellaneous income of $1.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 32.3% and 34.2% for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease in the effective income rate was due primarily to the tax impact of a discrete, nonrecurring item related to the issuance of new Internal Revenue Service regulations during the current quarter related to taxation of foreign currency translation gains and losses on intercompany accounts. The Company estimates that the effective tax rate for fiscal 2017 will be approximately 35.0% before any additional discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2017 increased $1.8 million to $67.3 million from $65.5 million reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and a lower provision for income taxes, partially offset by greater miscellaneous expense. Diluted earnings per share for the three months ended February 28, 2017 increased $0.04 to $1.53 compared with diluted earnings per share of $1.49 for the prior-year period.
Adjusted net income for the second quarter of fiscal 2017 was $77.7 million compared with $79.1 million in the prior-year period, which represented an increase of $1.4 million, or 1.8%. Adjusted diluted earnings per share for the three months ended February 28, 2017 decreased $0.03, or 1.7%, to $1.77 compared with $1.80 for the prior-year period.
First Six Months of Fiscal 2017 Compared with First Six Months of Fiscal 2016
The following table sets forth information comparing the components of net income for the six months ended February 28, 2017 and February 29, 2016:

	Six Months Ended
	February 28, 2017	February 29, 2016	Increase (Decrease)		Percent Change
Net sales	$1,655.9	$1,514.4	$141.5		9.3%
Cost of products sold	960.5	858.1	102.4		11.9%
Gross profit	695.4	656.3	39.1		6.0%
Percent of net sales	42.0%	43.3%	(130)	bps
Selling, distribution, and administrative expenses	459.6	436.7	22.9		5.2%
Special charge	1.2	0.5	0.7		NM
Operating profit	234.6	219.1	15.5		7.1%
Percent of net sales	14.2%	14.5%	(30)	bps
Other expense (income)
Interest expense, net	16.2	16.1	0.1		0.6%
Miscellaneous income, net	(7.3)	(1.8)	(5.5)		NM
Total other expense	8.9	14.3	(5.4)		(37.8)%
Income before provision for income taxes	225.7	204.8	20.9		10.2%
Percent of net sales	13.6%	13.5%	10	bps
Provision for taxes	76.7	70.9	5.8		8.2%
Effective tax rate	34.0%	34.6%
Net income	$149.0	$133.9	$15.1		11.3%
Diluted earnings per share	$3.39	$3.06	$0.33		10.8%
NM - not meaningful

Net sales were $1.7 billion for the six months ended February 28, 2017 compared with $1.5 billion reported for the six months ended February 29, 2016, an increase of $141.5 million, or 9.3%. For the six months ended February 28, 2017, the Company reported net income of $149.0 million, an increase of $15.1 million, or 11.3%, compared with $133.9 million for the six months ended February 29, 2016. For the first six months of fiscal 2017, diluted earnings per share increased 10.8% to $3.39 compared with $3.06 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, and the sale of an investment in an unconsolidated affiliate. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted SD&A expenses, adjusted operating profit and margin, adjusted other expense (income), adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the

Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. Amounts in the following table are shown in millions except per share data.

	Six Months Ended
	February 28, 2017	February 29, 2016	Increase (Decrease)	Percent Change
Gross profit	$695.4	$656.3
Add-back: Acquisition-related items (1)	—	2.0
Add-back: Manufacturing inefficiencies (2)	1.6	—
Adjusted gross profit	$697.0	$658.3	$38.7	5.9%
Percent of net sales	42.1%	43.5%	(140)	bps

Selling, distribution, and administrative expenses	$459.6	$436.7
Less: Amortization of acquired intangible assets	(13.7)	(11.0)
Less: Share-based payment expense	(16.0)	(13.0)
Less: Acquisition-related items (1)	—	(7.7)
Adjusted selling, distribution, and administrative expenses	$429.9	$405.0	$24.9	6.1%
Percent of net sales	26.0%	26.7%	(70)	bps

Operating profit	$234.6	$219.1
Add-back: Amortization of acquired intangible assets	13.7	11.0
Add-back: Share-based payment expense	16.0	13.0
Add-back: Acquisition-related items (1)	—	9.7
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.2	0.5
Adjusted operating profit	$267.1	$253.3	$13.8	5.4%
Percent of net sales	16.1%	16.7%	(60)	bps

Other expense (income)	$8.9	$14.3
Add-back: Gain on sale of investment in unconsolidated affiliate	7.2	—
Adjusted other expense (income)	$16.1	$14.3	$1.8	12.6%

Net income	$149.0	$133.9
Add-back: Amortization of acquired intangible assets	13.7	11.0
Add-back: Share-based payment expense	16.0	13.0
Add-back: Acquisition-related items (1)	—	9.7
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.2	0.5
Less: Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Total pre-tax adjustments to net income	25.3	34.2
Income tax effect	(8.8)	(11.5)
Adjusted net income	$165.5	$156.6	$8.9	5.7%

Diluted earnings per share	$3.39	$3.06
Adjusted diluted earnings per share	$3.76	$3.58	$0.18	5.0%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.

Net Sales
Net sales for the six months ended February 28, 2017 increased $141.5 million, or 9.3%, compared with the prior-year period due primarily to an increase in sales volume of approximately 7% and an approximately 5% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in price/mix of approximately 2% and an unfavorable change in foreign currency rates of approximately 1%. Overall sales volume was higher across key product categories and sales channels; however, volumes declined in Europe and Mexico. Sales of LED-based luminaires during the first six months of fiscal 2017 accounted for approximately two-thirds of total net sales. The change in price/mix was due primarily to changes in the mix of products sold and lower pricing on luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first six months of fiscal 2017 increased $39.1 million, or 6.0%, to $695.4 million compared with $656.3 million in the prior-year period. Gross profit margin decreased to 42.0% for the six months ended February 28, 2017 compared with 43.3% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to increased manufacturing expenses driven largely by higher wages and freight charges, as well as higher quality costs, partially offset by the additional contribution on higher net sales. Additionally, unfavorable price/mix was partially offset by lower material and component costs. Adjusted gross profit for the six months ended February 28, 2017 was $697.0 million (42.1% of net sales) compared with $658.3 million (43.5% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 28, 2017 were $459.6 million compared with $436.7 million in the prior-year period, an increase of $22.9 million, or 5.2%. The increase in SD&A expenses was due primarily to higher freight charges, commissions, investments in additional headcount, and the additional costs associated with acquired businesses, partially offset by lower incentive compensation expense. SD&A expenses for the first six months of fiscal 2017 were 27.8% of net sales compared with 28.8% for the prior-year period. Adjusted SD&A expenses for the six months ended February 28, 2017 were $429.9 million (26.0% of net sales) compared with $405.0 million (26.7% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $1.2 million during the first six months of fiscal 2017, compared with a pre-tax special charge of $0.5 million during the first six months of fiscal 2016. These charges related primarily to actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various SD&A departments. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2017 was $234.6 million compared with $219.1 million for the prior-year period, an increase of $15.5 million, or 7.1%. The increase in operating profit was due primarily to an increase in sales volume, lower material and component costs, and lower incentive compensation expense, partially offset by higher manufacturing expenses, higher freight and commissions charges, investments in additional headcount, increased amortization expense of acquired intangible assets, which includes $1.9 million of additional expense due to cumulative adjustments to the provisional amounts of the value of intangibles assets related to the Juno Lighting acquisition, and higher special charges.
Adjusted operating profit increased by $13.8 million, or 5.4%, to $267.1 million for the first six months of fiscal 2017 compared with $253.3 million for the first six months of fiscal 2016. Adjusted operating profit margin for the first six months of fiscal 2017 decreased 60 basis points to 16.1% compared with 16.7% in the year-ago period.

Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $16.2 million for the six months ended February 28, 2017 compared with $16.1 million for the six months ended February 29, 2016. The Company reported net miscellaneous income of $7.3 million in the first six months of fiscal 2017 compared with $1.8 million in the prior-year period. Net miscellaneous income for the six months ended February 28, 2017 included a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.
Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.0% and 34.6% for the six months ended February 28, 2017 and February 29, 2016, respectively.
Net income for the first six months of fiscal 2017 increased $15.1 million to $149.0 million from $133.9 million reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and higher miscellaneous income, partially offset by a higher provision for income taxes. Diluted earnings per share for the six months ended February 28, 2017 increased $0.33 to $3.39 compared with diluted earnings per share of $3.06 for the prior-year period.
Adjusted net income for the first six months of fiscal 2017 was $165.5 million compared with $156.6 million in the prior-year period, which represented an increase of $8.9 million, or 5.7%. Adjusted diluted earnings per share for the six months ended February 28, 2017 increased $0.18, or 5.0%, to $3.76 compared with $3.58 for the prior-year period.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio combined with its extensive market presence and financial strength.
While the growth rate of lighting solutions in the North American market in the first half of fiscal 2017 was lower than anticipated by most economic and industry forecasts, management believes significant long-term growth opportunities continue to exist. Current quoting activity remains favorable, and both short and long-term fundamental drivers of the markets that the Company serves remain positive. Further, third-party forecasts suggest that the softness in market demand that began in the third calendar quarter of 2016 and continued through the Company's second quarter may persist through the remainder of fiscal 2017. These forecasts indicate that the North American lighting market could remain essentially flat for the second half of the Company's fiscal 2017 and should return to growth in fiscal 2018. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
Recent changes in the U.S. political landscape have produced a great amount of rhetoric and debate regarding a wide range of policy options with respect to monetary, regulatory, tax, and trade, amongst others, that may be pursued by the new administration. Any policy changes implemented may have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
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

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; accounts receivable; inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; income taxes; retirement benefits; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board.
There have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance (including, but not limited to, targeted variable contribution margin), liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting and building automation solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2017 tax rate; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; and (h) the Company's expectations about the resolution of the trade compliance matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2017. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2017. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2017, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of the Company’s Form 10-K.

Item 5.        Other Information
Declaration of Dividend
On March 30, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2017 to stockholders of record on April 17, 2017.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 4, 2017	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 4, 2017	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, filed on April 4, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.