Form 10-Q
period 2017-05-31
ACUITY BRANDS INC
filed 2017-06-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017.
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Smaller Reporting Company ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock — $0.01 par value — 42,093,298 shares as of June 26, 2017.

ACUITY BRANDS, INC.

		Page No.
Part I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS -- MAY 31, 2017 (Unaudited) AND AUGUST 31, 2016	1
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) -- THREE AND NINE MONTHS ENDED MAY 31, 2017 AND 2016	2
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- NINE MONTHS ENDED MAY 31, 2017 AND 2016	3
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	35

Part II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1a.	RISK FACTORS	36
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	36

SIGNATURES		37
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101.INSTANCE DOCUMENT
EX-101.SCHEMA DOCUMENT
EX-101.CALCULATION LINKBASE DOCUMENT
EX-101.LABELS LINKBASE DOCUMENT
EX-101.PRESENTATION LINKBASE DOCUMENT
EX-101.DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2017	August 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189.7	$413.2
Accounts receivable, less reserve for doubtful accounts of $1.8 and $1.7, respectively	521.1	572.8
Inventories	342.2	295.2
Prepayments and other current assets	41.1	41.7
Total current assets	1,094.1	1,322.9
Property, plant, and equipment, at cost:
Land	22.2	23.1
Buildings and leasehold improvements	182.8	174.4
Machinery and equipment	470.6	448.2
Total property, plant, and equipment	675.6	645.7
Less: accumulated depreciation and amortization	(391.2)	(377.9)
Property, plant, and equipment, net	284.4	267.8
Goodwill	887.5	947.8
Intangible assets, net	448.3	381.4
Deferred income taxes	4.6	5.1
Other long-term assets	11.6	23.0
Total assets	$2,730.5	$2,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359.8	$401.0
Current maturities of long-term debt	0.4	0.2
Accrued compensation	26.1	95.2
Other accrued liabilities	158.0	176.1
Total current liabilities	544.3	672.5
Long-term debt	356.3	355.0
Accrued pension liabilities	116.3	119.9
Deferred income taxes	106.8	74.6
Self-insurance reserves	8.0	7.2
Other long-term liabilities	63.6	59.0
Total liabilities	1,195.3	1,288.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,525,242 and 53,415,687 issued, respectively	0.5	0.5
Paid-in capital	875.4	856.4
Retained earnings	1,574.9	1,360.9
Accumulated other comprehensive loss	(139.5)	(139.4)
Treasury stock, at cost — 11,678,002 and 9,679,457 shares, respectively	(776.1)	(418.6)
Total stockholders’ equity	1,535.2	1,659.8
Total liabilities and stockholders’ equity	$2,730.5	$2,948.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net sales	$891.6	$851.5	$2,547.5	$2,365.9
Cost of products sold	512.7	473.6	1,473.2	1,331.7
Gross profit	378.9	377.9	1,074.3	1,034.2
Selling, distribution, and administrative expenses	246.9	247.2	706.5	683.9
Special charge	0.5	9.7	1.7	10.2
Operating profit	131.5	121.0	366.1	340.1
Other expense (income):
Interest expense, net	8.1	8.1	24.3	24.2
Miscellaneous (income) expense, net	(1.2)	0.3	(8.5)	(1.5)
Total other expense	6.9	8.4	15.8	22.7
Income before provision for income taxes	124.6	112.6	350.3	317.4
Provision for income taxes	42.4	38.6	119.1	109.5
Net income	$82.2	$74.0	$231.2	$207.9

Earnings per share:
Basic earnings per share	$1.91	$1.70	$5.31	$4.78
Basic weighted average number of shares outstanding	43.1	43.5	43.5	43.4
Diluted earnings per share	$1.90	$1.69	$5.29	$4.75
Diluted weighted average number of shares outstanding	43.3	43.8	43.7	43.7
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$82.2	$74.0	$231.2	$207.9
Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.4	10.0	(6.2)	(3.4)
Defined benefit pension plans, net of tax	2.0	1.3	6.1	4.0
Other comprehensive income (loss), net of tax	4.4	11.3	(0.1)	0.6
Comprehensive income	$86.6	$85.3	$231.1	$208.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net income	$231.2	$207.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56.5	49.0
Share-based payment expense	24.1	19.9
Excess tax benefits from share-based payments	(5.5)	(19.7)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.3	(1.1)
Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Deferred income taxes	(2.8)	—
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	50.4	(15.9)
Inventories	(47.1)	(14.2)
Prepayments and other current assets	(3.5)	(9.0)
Accounts payable	(37.7)	18.9
Other current liabilities	(81.4)	12.4
Other	2.0	(4.3)
Net cash provided by operating activities	179.3	243.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(55.2)	(61.8)
Proceeds from sale of property, plant, and equipment	5.5	2.3
Acquisition of businesses, net of cash acquired	—	(613.7)
Proceeds from sale of investment in unconsolidated affiliate	13.2	—
Other investing activities	(0.2)	—
Net cash used for investing activities	(36.7)	(673.2)
Cash flows from financing activities:
Issuance of long-term debt	1.1	1.7
Repurchases of common stock	(357.9)	—
Proceeds from stock option exercises and other	2.7	10.0
Excess tax benefits from share-based payments	5.5	19.7
Dividends paid	(17.2)	(17.1)
Net cash (used for) provided by financing activities	(365.8)	14.3
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(4.8)
Net change in cash and cash equivalents	(223.5)	(419.8)
Cash and cash equivalents at beginning of period	413.2	756.8
Cash and cash equivalents at end of period	$189.7	$337.0
Supplemental cash flow information:
Income taxes paid during the period	$127.4	$88.7
Interest paid during the period	$22.9	$22.2
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2017, the consolidated comprehensive income for the three and nine months ended May 31, 2017 and 2016, and the consolidated cash flows for the nine months ended May 31, 2017 and 2016. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2017.

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

3.     Acquisitions and Investments
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities for growth through acquisitions and investments. In recent years, the Company has acquired or made investments in a number of businesses that participate in the lighting, building management, and related markets, including the businesses described below. The acquisitions and investments were made with the intent to further expand and complement the Company's lighting and building management solutions portfolio. The purchased companies were fully integrated into the Company's operations at their respective acquisition dates.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company finalized the acquisition accounting for DGLogik during fiscal 2017, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
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
Provisional amounts recognized at the acquisition date related to the Juno Lighting acquisition were prospectively adjusted in the second quarter of fiscal 2017 to reflect the finalization of the valuation of customer relationships and certain accrued liabilities. These adjustments resulted in an increase to intangible assets, net of $81.1 million, a decrease to goodwill of $50.5 million, an increase to deferred income tax liabilities of $29.6 million, and a decrease to net operating working capital of $1.0 million in the second quarter. The fair values of assets acquired and liabilities assumed were finalized and reflected on the Consolidated Balance Sheets prospectively as of February 28, 2017.
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
Accounting Standards Adopted in Fiscal 2017
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Adoption of the provisions in ASU 2017-04 is required for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective beginning in the current period. The provisions of ASU 2017-04 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recorded in connection with a business combination and is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company adopted ASU 2017-04 this fiscal year and presented all adjustments to provisional amounts recorded in connection within a business combination in fiscal 2017 prospectively.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance. ASU 2016-15 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company intends to implement the standard as required in fiscal 2019, and the provisions of ASU 2016-15 are not expected to have a material impact on the Company's financial statement disclosures.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The standard requires that all excess tax benefits and deficiencies currently recorded as additional paid-in capital be prospectively recorded in income tax expense. As such, implementation of this standard could create volatility in the Company's effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company will implement the standard as required in fiscal 2018. Excess tax benefits will be recorded within income tax expense on a prospective basis as required by the standard; however, the Company plans to elect to present changes to the statement of cash flows on a retrospective basis as allowed by the update in order to maintain comparability between fiscal years.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 permits two transition methods: the full retrospective method and the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented with the cumulative effect of applying the standard recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. During the three months ended July 1, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard.
The Company has an implementation team tasked with identifying potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers. The implementation team reports the findings and progress of the project to management on a frequent basis and the Audit Committee of the Board of Directors on a quarterly basis. The implementation team is completing contract reviews and continues to evaluate the results of those reviews with respect to potential changes from adopting the new standard on the Company's consolidated financial statements. Additionally, the implementation team is in the process of identifying appropriate changes to the Company's business processes, systems, and controls to support recognition and disclosure under the new standard. The Company will adopt the requirements of the new standard effective September 1, 2018.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $189.7 million and $413.2 million as of May 31, 2017 and August 31, 2016, respectively.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2017 and August 31, 2016 (in millions):

	May 31, 2017		August 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$—	$—	$8.0	$14.4
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.0	$382.5	$348.7	$388.8
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.7	3.7	2.5	2.6
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
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2017 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $8.2 million and $7.5 million during the three months ended May 31, 2017 and 2016, respectively, and $21.9 million and $18.5 million during the nine months ended May 31, 2017 and 2016, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $28.3 million in fiscal 2017, $28.4 million in fiscal 2018, $28.4 million in fiscal 2019, $28.0 million in fiscal 2020, and $27.7 million in fiscal 2021.
During the current fiscal year, the Company finalized the purchase accounting allocation for Juno Lighting and DGLogik. Refer to the Acquisitions & Investments footnote for additional information regarding the purchase price allocations for these acquisitions.
The change in the carrying amount of goodwill during the nine months ended May 31, 2017 is summarized below (in millions):

Balance at August 31, 2016	$947.8
Adjustments to provisional amounts	(56.5)
Foreign currency translation adjustments	(3.8)
Balance at May 31, 2017	$887.5
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	May 31, 2017	August 31, 2016
Raw materials, supplies, and work in process (1)	$183.5	$170.3
Finished goods	184.8	145.3
Inventories excluding reserves	368.3	315.6
Less: reserves	(26.1)	(20.4)
Total inventories	$342.2	$295.2
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The impact of participating securities was not material for the three and nine months ended May 31, 2017. Therefore, basic earnings per share for these periods is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.
The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2017 and 2016 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income	$82.2	$74.0	$231.2	$207.9
Basic weighted average shares outstanding	43.1	43.5	43.5	43.4
Common stock equivalents	0.2	0.3	0.2	0.3
Diluted weighted average shares outstanding	43.3	43.8	43.7	43.7
Basic earnings per share	$1.91	$1.70	$5.31	$4.78
Diluted earnings per share	$1.90	$1.69	$5.29	$4.75
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and nine months ended May 31, 2017 and 2016 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Stock options	149,000	47,406	113,074	56,840
Restricted stock awards	176,249	—	87,219	12,529
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
The following table presents the changes in each component of accumulated other comprehensive income (loss) during the nine months ended May 31, 2017 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2016	$(47.7)	$(91.7)	$(139.4)
Other comprehensive loss before reclassifications	(6.2)	—	(6.2)
Amounts reclassified from accumulated other comprehensive income	—	6.1	6.1
Net current period other comprehensive (loss) income	(6.2)	6.1	(0.1)
Balance at May 31, 2017	$(53.9)	$(85.6)	$(139.5)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and nine months ended May 31, 2017 and 2016 (in millions):

	Three Months Ended
	May 31, 2017				May 31, 2016
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$2.4		$—	$2.4	$10.0		$—	$10.0
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.8	(1)	(0.2)	0.6	0.8	(1)	(0.3)	0.5
Actuarial losses	2.2	(1)	(0.8)	1.4	1.2	(1)	(0.4)	0.8
Total defined benefit pension plans, net	3.0		(1.0)	2.0	2.0		(0.7)	1.3
Other comprehensive income (loss)	$5.4		$(1.0)	$4.4	$12.0		$(0.7)	$11.3

	Nine Months Ended
	May 31, 2017				May 31, 2016
	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(6.2)		$—	$(6.2)	$(3.4)		$—	$(3.4)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	2.4	(1)	(0.7)	1.7	2.3	(1)	(0.8)	1.5
Actuarial losses	6.6	(1)	(2.2)	4.4	3.7	(1)	(1.2)	2.5
Total defined benefit pension plans, net	9.0		(2.9)	6.1	6.0		(2.0)	4.0
Other comprehensive income (loss)	$2.8		$(2.9)	$(0.1)	$2.6		$(2.0)	$0.6
_______________________________________

(1)
These accumulated other comprehensive income (loss) components are included in net periodic pension cost. See Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.

10.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable, on August 27, 2019. The Company had no borrowings outstanding under the Revolving Credit Facility as of May 31, 2017.
The Revolving Credit Facility contains financial covenants, including a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, taxes, depreciation, and amortization expense (“EBITDA”), as such terms are defined in the Revolving Credit Facility agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Minimum Interest Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. As of May 31, 2017, the Company was in compliance with all financial covenants under the Revolving Credit Facility. At May 31, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of May 31, 2017, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility.

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
Long-term Debt
At May 31, 2017, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.7 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three and nine months ended May 31, 2017 and 2016 (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Interest expense	$8.5	$8.3	$25.6	$24.9
Interest income	(0.4)	(0.2)	(1.3)	(0.7)
Interest expense, net	$8.1	$8.1	$24.3	$24.2

11.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2017, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company's Form 10-K.
Trade Compliance Matters
Prior to the close of the acquisition, Distech Controls discovered shipments by it and its subsidiaries of standard commercial building control products directly or indirectly to customers in a country that may constitute violations of U.S. and Canadian sanctions or export regulations, including those administered by the U.S. Office of Foreign Asset Control (“OFAC”) and the Export Controls Division of the Canadian Department of Foreign Affairs, Trade and Development (“DFATD”). Distech Controls estimates that it received total revenue of approximately $0.3 million from these shipments. Distech Controls voluntarily self-reported the potential violations to OFAC and DFATD and retained outside counsel that conducted an investigation of the matter and filed a full voluntary disclosure with these agencies. The Company has assessed the matter and implemented related ongoing compliance and remediation efforts.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company intends to fully cooperate with respect to any investigations by governmental agencies of the potential violations. The former shareholders of Distech Controls have jointly agreed to indemnify the Company for damages, as a result of, in respect of, connected with or arising out of the potential violations or any inaccuracy or breach of the representations made by Distech Controls to the Company related thereto, up to a specified aggregate amount, which is not material to the Company's consolidated financial statements. These indemnity obligations are supported by an escrow account containing proceeds from the transaction equal to the specified aggregate amount. The Company currently believes that this indemnity will be sufficient to cover any damages related to the potential violations and the costs and expenses related to the investigation thereof and any related remedial actions. The Company therefore does not expect this matter to have a material adverse effect on the business, financial condition, cash flow, or results of operations of the Company. There can be no assurance, however, that actual damages, costs and expenses will not be in excess of the indemnity or that the Company and its affiliates will not be subject to other damages, including but not limited to damage to the Company's reputation or monetary or non-monetary penalties as permitted under applicable trade laws, that may not be fully covered by the indemnity. Estimated liabilities for legal fees as well as potential fines or penalties related to this matter are included in Other accrued liabilities within the Consolidated Balance Sheets.
Additionally, in the course of routine reviews of import and export activity of its other subsidiaries, the Company determined that it misclassified and inaccurately valued certain international shipments of products. The Company is conducting a detailed review of this activity to determine the extent of any liabilities and the appropriate remedial measures. At this time, the Company is unable to determine the likelihood or amount of any loss associated with these shipments.
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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the nine months ended May 31, 2017 and 2016 are summarized as follows (in millions):

	Nine Months Ended
	May 31, 2017	May 31, 2016
Beginning balance	$15.5	$9.6
Warranty and recall costs	25.9	18.8
Payments and other deductions	(22.4)	(14.5)
Acquired warranty and recall liabilities	—	0.3
Ending balance	$19.0	$14.2
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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three and nine months ended May 31, 2017 and 2016 (in millions, except shares):

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Share-based payment expense	$8.1	$6.9	$24.1	$19.9
Shares issued from option exercises	2,524	68,159	14,554	185,448
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2017 and 2016 included the following components before tax (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Service cost	$0.9	$0.9	$2.7	$2.7
Interest cost	2.0	2.4	6.0	7.2
Expected return on plan assets	(2.8)	(2.8)	(8.4)	(8.4)
Amortization of prior service cost	0.8	0.8	2.4	2.3
Recognized actuarial loss	2.2	1.2	6.6	3.7
Net periodic pension cost	$3.1	$2.5	$9.3	$7.5
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
The details of the special charge during the three and nine months ended May 31, 2017 and 2016 are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Severance and employee-related costs	$0.3	$9.7	$0.1	$10.2
Lease termination costs	—	—	1.1	—
Production transfer and other costs	0.2	—	0.5	—
Special charge	$0.5	$9.7	$1.7	$10.2
As of May 31, 2017, remaining restructuring reserves were $2.7 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the nine months ended May 31, 2017 are summarized as follows (in millions):

	Severance and Employee-Related Costs	Lease Termination Costs	Total Restructuring Reserves
Balance at August 31, 2016	$6.4	$0.2	$6.6
Costs incurred	0.1	1.1	1.2
Payments made during the period	(4.4)	(0.7)	(5.1)
Balance at May 31, 2017	$2.1	$0.6	$2.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the 100% owned and principal operating subsidiary of Acuity Brands, refinanced the then current outstanding debt through the issuance of the Notes. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K for further information.
In accordance with the registration rights agreement by and between ABL and the guarantors to the Notes and the initial purchasers of the Notes, ABL and the guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X since the Notes are fully and unconditionally guaranteed by Acuity Brands and ABL IP Holding. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Consolidating adjustments were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$140.3	$—	$—	$49.4	$—	$189.7
Accounts receivable, net	—	451.1	—	70.0	—	521.1
Inventories	—	319.4	—	22.8	—	342.2
Other current assets	6.2	16.3	—	18.6	—	41.1
Total current assets	146.5	786.8	—	160.8	—	1,094.1
Property, plant, and equipment, net	0.2	228.7	—	55.5	—	284.4
Goodwill	—	676.2	2.7	208.6	—	887.5
Intangible assets, net	—	238.5	110.7	99.1	—	448.3
Deferred income taxes	18.6	—	—	6.6	(20.6)	4.6
Other long-term assets	0.1	10.6	—	0.9	—	11.6
Investments in and amounts due from affiliates	1,483.4	297.0	224.8	—	(2,005.2)	—
Total assets	$1,648.8	$2,237.8	$338.2	$531.5	$(2,025.8)	$2,730.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.7	$337.0	$—	$22.1	$—	$359.8
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	16.6	134.4	—	33.1	—	184.1
Total current liabilities	17.3	471.4	—	55.6	—	544.3
Long-term debt	—	353.0	—	3.3	—	356.3
Deferred income taxes	—	95.8	—	31.6	(20.6)	106.8
Other long-term liabilities	96.3	65.0	—	26.6	—	187.9
Amounts due to affiliates	—	—	—	112.2	(112.2)	—
Total stockholders’ equity	1,535.2	1,252.6	338.2	302.2	(1,893.0)	1,535.2
Total liabilities and stockholders’ equity	$1,648.8	$2,237.8	$338.2	$531.5	$(2,025.8)	$2,730.5

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$795.0	$—	$96.6	$—	$891.6
Intercompany sales	—	—	12.8	39.7	(52.5)	—
Total sales	—	795.0	12.8	136.3	(52.5)	891.6
Cost of products sold	—	446.6	—	104.3	(38.2)	512.7
Gross profit	—	348.4	12.8	32.0	(14.3)	378.9
Selling, distribution, and administrative expenses	11.4	213.4	0.9	35.5	(14.3)	246.9
Intercompany charges	(1.3)	0.1	—	1.2	—	—
Special charge	—	0.5	—	—	—	0.5
Operating (loss) profit	(10.1)	134.4	11.9	(4.7)	—	131.5
Interest expense, net	2.7	4.1	—	1.3	—	8.1
Equity earnings in subsidiaries	(90.5)	2.7	—	—	87.8	—
Miscellaneous (income) expense, net	—	(2.0)	—	0.8	—	(1.2)
Income (loss) before provision for income taxes	77.7	129.6	11.9	(6.8)	(87.8)	124.6
(Benefit) provision for income taxes	(4.5)	44.2	4.2	(1.5)	—	42.4
Net income (loss)	82.2	85.4	7.7	(5.3)	(87.8)	82.2

Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.4	2.4	—	—	(2.4)	2.4
Defined benefit pension plans, net	2.0	0.7	—	0.7	(1.4)	2.0
Other comprehensive income (loss) items, net of tax	4.4	3.1	—	0.7	(3.8)	4.4
Comprehensive income (loss)	$86.6	$88.5	$7.7	$(4.6)	$(91.6)	$86.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended May 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$753.8	$—	$97.7	$—	$851.5
Intercompany sales	—	—	12.2	29.9	(42.1)	—
Total sales	—	753.8	12.2	127.6	(42.1)	851.5
Cost of products sold	—	405.1	—	97.1	(28.6)	473.6
Gross profit	—	348.7	12.2	30.5	(13.5)	377.9
Selling, distribution, and administrative expenses	12.2	218.5	0.9	29.2	(13.6)	247.2
Intercompany charges	(0.8)	0.3	—	0.4	0.1	—
Special charge	—	9.7	—	—	—	9.7
Operating (loss) profit	(11.4)	120.2	11.3	0.9	—	121.0
Interest expense, net	2.6	4.0	—	1.5	—	8.1
Equity earnings in subsidiaries	(83.0)	0.3	—	—	82.7	—
Miscellaneous expense, net	—	0.1	—	0.2	—	0.3
Income (loss) before provision for income taxes	69.0	115.8	11.3	(0.8)	(82.7)	112.6
(Benefit) provision for income taxes	(5.0)	38.3	4.6	0.7	—	38.6
Net income (loss)	74.0	77.5	6.7	(1.5)	(82.7)	74.0

Other comprehensive income (loss) items:
Foreign currency translation adjustments	10.0	10.0	—	—	(10.0)	10.0
Defined benefit pension plans, net	1.3	0.4	—	0.4	(0.8)	1.3
Other comprehensive income (loss) items, net of tax	11.3	10.4	—	0.4	(10.8)	11.3
Comprehensive income (loss)	$85.3	$87.9	$6.7	$(1.1)	$(93.5)	$85.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Nine Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,254.0	$—	$293.5	$—	$2,547.5
Intercompany sales	—	—	36.0	128.3	(164.3)	—
Total sales	—	2,254.0	36.0	421.8	(164.3)	2,547.5
Cost of products sold	—	1,280.3	—	316.9	(124.0)	1,473.2
Gross profit	—	973.7	36.0	104.9	(40.3)	1,074.3
Selling, distribution, and administrative expenses	35.8	609.6	2.7	98.6	(40.2)	706.5
Intercompany charges	(3.3)	0.5	—	2.8	—	—
Special charge	—	1.7	—	—	—	1.7
Operating (loss) profit	(32.5)	361.9	33.3	3.5	(0.1)	366.1
Interest expense, net	8.2	12.1	—	4.0	—	24.3
Equity earnings in subsidiaries	(257.6)	(6.3)	—	0.2	263.7	—
Miscellaneous income, net	—	(8.5)	—	—	—	(8.5)
Income before provision for income taxes	216.9	364.6	33.3	(0.7)	(263.8)	350.3
(Benefit) provision for income taxes	(14.3)	122.9	11.8	(1.3)	—	119.1
Net income	231.2	241.7	21.5	0.6	(263.8)	231.2

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(6.2)	(6.2)	—	—	6.2	(6.2)
Defined benefit pension plans, net	6.1	2.1	—	2.1	(4.2)	6.1
Other comprehensive income (loss) items, net of tax	(0.1)	(4.1)	—	2.1	2.0	(0.1)
Comprehensive income	$231.1	$237.6	$21.5	$2.7	$(261.8)	$231.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Nine Months Ended May 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,098.3	$—	$267.6	$—	$2,365.9
Intercompany sales	—	—	34.4	91.4	(125.8)	—
Total sales	—	2,098.3	34.4	359.0	(125.8)	2,365.9
Cost of products sold	—	1,151.6	—	268.1	(88.0)	1,331.7
Gross profit	—	946.7	34.4	90.9	(37.8)	1,034.2
Selling, distribution, and administrative expenses	34.3	601.2	2.9	83.4	(37.9)	683.9
Intercompany charges	(2.4)	0.9	—	1.4	0.1	—
Special charge	—	10.2	—	—	—	10.2
Operating (loss) profit	(31.9)	334.4	31.5	6.1	—	340.1
Interest expense, net	7.9	12.1	—	4.2	—	24.2
Equity earnings in subsidiaries	(233.5)	(5.7)	—	0.2	239.0	—
Miscellaneous income, net	—	(0.6)	—	(0.9)	—	(1.5)
Income before provision for income taxes	193.7	328.6	31.5	2.6	(239.0)	317.4
(Benefit) provision for income taxes	(14.2)	109.6	12.8	1.3	—	109.5
Net income	207.9	219.0	18.7	1.3	(239.0)	207.9

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(3.4)	(3.4)	—	—	3.4	(3.4)
Defined benefit pension plans, net	4.0	1.2	—	1.0	(2.2)	4.0
Other comprehensive income (loss) items, net of tax	0.6	(2.2)	—	1.0	1.2	0.6
Comprehensive income	$208.5	$216.8	$18.7	$2.3	$(237.8)	$208.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$139.0	$31.7	$—	$8.6	$—	$179.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(44.3)	—	(10.9)	—	(55.2)
Proceeds from sale of property, plant, and equipment	—	0.1	—	5.4	—	5.5
Proceeds from the sale of investment	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(31.2)	—	(5.5)	—	(36.7)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	1.1	—	1.1
Proceeds from stock option exercises and other	2.7	—	—	—	—	2.7
Repurchases of common stock	(357.9)	—	—	—	—	(357.9)
Excess tax benefits from share-based payments	5.5	—	—	—	—	5.5
Dividends paid	(17.2)	—	—	—	—	(17.2)
Net cash (used for) provided by financing activities	(366.9)	—	—	1.1	—	(365.8)
Effect of exchange rates changes on cash	—	(0.5)	—	0.2	—	(0.3)
Net change in cash and cash equivalents	(227.9)	—	—	4.4	—	(223.5)
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$140.3	$—	$—	$49.4	$—	$189.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended May 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$192.7	$49.6	$—	$1.6	$—	$243.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(51.1)	—	(10.7)	—	(61.8)
Proceeds from sale of property, plant, and equipment	—	0.1	—	2.2	—	2.3
Investments in subsidiaries	(385.6)	385.6	—	—	—	—
Acquisitions of business, net of cash acquired	—	(384.4)	—	(229.3)	—	(613.7)
Net cash used for investing activities	(385.6)	(49.8)	—	(237.8)	—	(673.2)
Cash flows from financing activities:
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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of May 31, 2017 and for the three and nine months ended May 31, 2017 and 2016. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”) and supports the advancement of smart buildings, smart cities, and the smart grid. As of May 31, 2017, the Company operates nineteen manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base.
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
Please refer to the Description of Business and Basis of Presentation and Acquisitions & Investments footnotes of the Notes to Consolidated Financial Statements for more information.
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

Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. The Company's short-term needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding potential acquisitions, and repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the “Board”).
During the current year, the Company purchased two million shares of the Company’s common stock, which completed the share repurchases previously authorized by the Board. In June 2017, the Board authorized the repurchase of an additional two million shares of the Company's outstanding common stock in the future. The Company currently expects capital spending to be approximately two percent of sales during fiscal 2017, of which $55.2 million had been invested as of May 31, 2017, primarily for equipment, tooling, and facility enhancements, as well as for new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations and capital expenditures, repurchase common stock of the Company, fund acquisitions, and pay dividends. The Company’s cash position at May 31, 2017 was $189.7 million, a decrease of $223.5 million from August 31, 2016. During the nine months ended May 31, 2017, the Company generated net cash flows from operations of $179.3 million and received proceeds from the sale of an investment in an unconsolidated affiliate of $13.2 million. Cash generated from operating activities, as well as cash on-hand, was used during the current period primarily to repurchase shares of the Company's outstanding common stock of $357.9 million, to fund capital expenditures of $55.2 million, and to pay dividends to stockholders of $17.2 million.
The Company generated $179.3 million of cash flow from operating activities during the nine months ended May 31, 2017 compared with $243.9 million in the prior-year period, a decrease of $64.6 million, due primarily to higher operating working capital requirements and variable incentive compensation payments for prior year performance, partially offset by higher net income. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased approximately $34.4 million during the first nine months of fiscal 2017 compared to an $11.2 million increase during the first nine months of fiscal 2016. Higher operating working capital at May 31, 2017 reflected an increase in inventory to support expected higher sales volumes and to improve service to customers.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $55.2 million and $61.8 million in the first nine months of fiscal 2017 and 2016, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two percent of sales primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities during fiscal 2017.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. As of May 31, 2017, total debt outstanding was $356.7 million, compared with $355.2 million at August 31, 2016, and consisted primarily of fixed-rate obligations. During fiscal 2017, the Company borrowed $1.1 million under recently-executed fixed-rate long-term bank loans.
On August 27, 2014, the Company executed a Revolving Credit Facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of May 31, 2017. At May 31, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of May 31, 2017, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements for more information.

During the first nine months of fiscal 2017, the Company’s consolidated stockholders’ equity decreased $124.6 million to $1.54 billion at May 31, 2017, from $1.66 billion at August 31, 2016. The decrease was due primarily to share repurchases, the payment of dividends, and foreign currency translation adjustments, partially offset by net income earned in the period, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 18.9% and 17.6% at May 31, 2017 and August 31, 2016, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 9.8% at May 31, 2017 and (3.6)% at August 31, 2016.
Dividends
Acuity Brands paid dividends on its common stock of $17.2 million and $17.1 million ($0.39 per share) during the nine months ended May 31, 2017 and 2016, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Third Quarter of Fiscal 2017 Compared with Third Quarter of Fiscal 2016
The following table sets forth information comparing the components of net income for the three months ended May 31, 2017 and 2016 (in millions except per share data):

	Three Months Ended
	May 31, 2017	May 31, 2016	Increase (Decrease)		Percent Change
Net sales	$891.6	$851.5	$40.1		4.7%
Cost of products sold	512.7	473.6	39.1		8.3%
Gross profit	378.9	377.9	1.0		0.3%
Percent of net sales	42.5%	44.4%	(190)	bps
Selling, distribution, and administrative expenses	246.9	247.2	(0.3)		(0.1)%
Special charge	0.5	9.7	(9.2)		NM
Operating profit	131.5	121.0	10.5		8.7%
Percent of net sales	14.7%	14.2%	50	bps
Other (income) expense:
Interest expense, net	8.1	8.1	—		—%
Miscellaneous (income) expense, net	(1.2)	0.3	(1.5)		NM
Total other expense	6.9	8.4	(1.5)		(17.9)%
Income before provision for income taxes	124.6	112.6	12.0		10.7%
Percent of net sales	14.0%	13.2%	80	bps
Provision for income taxes	42.4	38.6	3.8		9.8%
Effective tax rate	34.0%	34.3%
Net income	$82.2	$74.0	$8.2		11.1%
Diluted earnings per share	$1.90	$1.69	$0.21		12.4%
NM - not meaningful

Net sales were $891.6 million for the three months ended May 31, 2017 compared with $851.5 million reported for the three months ended May 31, 2016, an increase of $40.1 million, or 4.7%. For the three months ended May 31, 2017, the Company reported net income of $82.2 million, an increase of $8.2 million, or 11.1%, compared with $74.0 million for the three months ended May 31, 2016. For the third quarter of fiscal 2017, diluted earnings per share increased 12.4% to $1.90 compared with $1.69 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-

based payment expense, and special charges associated primarily with continued efforts to streamline the organization. Although the impact of acquisition-related items, special charges, amortization of acquired intangible assets, and share-based payment expense have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. Amounts in the following table are shown in millions except per share data.

	Three Months Ended
	May 31, 2017	May 31, 2016	Increase (Decrease)	Percent Change
Gross profit	$378.9	$377.9
Add-back: Acquisition-related items (1)	—	0.9
Adjusted gross profit	$378.9	$378.8	$0.1	—%
Percent of net sales	42.5%	44.5%	(200)	bps

Selling, distribution, and administrative expenses	$246.9	$247.2
Less: Amortization of acquired intangible assets	(8.2)	(7.5)
Less: Share-based payment expense	(8.1)	(6.9)
Less: Acquisition-related items (1)	—	(0.1)
Adjusted selling, distribution, and administrative expenses	$230.6	$232.7	$(2.1)	(0.9)%
Percent of net sales	25.9%	27.3%	(140)	bps

Operating profit	$131.5	$121.0
Add-back: Amortization of acquired intangible assets	8.2	7.5
Add-back: Share-based payment expense	8.1	6.9
Add-back: Acquisition-related items (1)	—	1.0
Add-back: Special charge	0.5	9.7
Adjusted operating profit	$148.3	$146.1	$2.2	1.5%
Percent of net sales	16.6%	17.2%	(60)	bps

Net income	$82.2	$74.0
Add-back: Amortization of acquired intangible assets	8.2	7.5
Add-back: Share-based payment expense	8.1	6.9
Add-back: Acquisition-related items (1)	—	1.0
Add-back: Special charge	0.5	9.7
Total pre-tax adjustments to net income	16.8	25.1
Income tax effects	(5.9)	(8.7)
Adjusted net income	$93.1	$90.4	$2.7	3.0%

Diluted earnings per share	$1.90	$1.69
Adjusted diluted earnings per share	$2.15	$2.06	$0.09	4.4%
______________________________
(1) Acquisition-related items include acquired profit in inventory and professional fees.

Net Sales
Net sales for the three months ended May 31, 2017 increased 4.7% compared with the prior-year period due primarily to an approximately 6% increase in sales volume partially offset by the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 1% as well as a modest unfavorable impact from foreign exchange rate changes. Overall, sales volume was higher across most key product categories and sales channels. Sales of LED-based products during the third quarter of fiscal 2017 accounted for approximately two-thirds of total net sales. The change in price/mix was due primarily to lower pricing on luminaires, partially as a result of lower LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the third quarter of fiscal 2017 increased $1.0 million, or 0.3%, to $378.9 million compared with $377.9 million in the prior-year period. Gross profit margin decreased 190 basis points to 42.5% for the three months ended May 31, 2017 compared with 44.4% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to increased manufacturing expenses driven largely by higher quality costs and inbound freight charges as well as higher wages and to a lesser extent, unfavorable price/mix, partially offset by the additional contribution on higher net sales and lower material and component costs. Adjusted gross profit for the three months ended May 31, 2017 was $378.9 million (42.5% of net sales) compared with $378.8 million (44.5% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the three months ended May 31, 2017 were $246.9 million compared with $247.2 million in the prior-year period, a decrease of $0.3 million, or 0.1%. The decrease in SD&A expenses was due primarily to lower incentive compensation expense, almost entirely offset by higher costs for freight, commissions, and investments in additional headcount, as well as increased amortization expense of acquired intangible assets. SD&A expenses for the third quarter of fiscal 2017 were 27.7% of net sales compared with 29.0% for the prior-year period. Adjusted SD&A expenses for the three months ended May 31, 2017 were $230.6 million (25.9% of net sales) compared with $232.7 million (27.3% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $0.5 million during the third quarter of fiscal 2017, compared with a pre-tax special charge of $9.7 million during the third quarter of fiscal 2016. These charges related primarily to actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various SD&A departments. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2017 was $131.5 million (14.7% of net sales) compared with $121.0 million (14.2% of net sales) for the prior-year period, an increase of $10.5 million, or 8.7%. The increase in operating profit was due primarily to an increase in sales volume, lower special charge, and lower incentive compensation expense, partially offset by higher manufacturing expenses, freight, and commissions, as well as investments in additional headcount and increased amortization expense of acquired intangible assets.
Adjusted operating profit increased by $2.2 million, or 1.5%, to $148.3 million for the third quarter of fiscal 2017 compared with $146.1 million for the third quarter of fiscal 2016. Adjusted operating profit margin decreased 60 basis points to 16.6% for the third quarter of fiscal 2017 compared with 17.2% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.1 million for both the three months ended May 31, 2017 and 2016. The Company reported net miscellaneous income of $1.2 million and net miscellaneous expense of $0.3 million for the three months ended May 31, 2017 and 2016, respectively.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.0% and 34.3% for the three months ended May 31, 2017 and 2016, respectively. The Company estimates that the effective tax rate for fiscal 2017 will be approximately 34.5% before any additional discrete items and if the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2017 increased $8.2 million to $82.2 million from $74.0 million reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and higher miscellaneous income, partially offset by a greater provision for income taxes. Diluted earnings per share for the three months ended May 31, 2017 increased $0.21 to $1.90 compared with diluted earnings per share of $1.69 for the prior-year period.
Adjusted net income for the third quarter of fiscal 2017 was $93.1 million compared with $90.4 million in the prior-year period, which represented an increase of $2.7 million, or 3.0%. Adjusted diluted earnings per share for the three months ended May 31, 2017 increased $0.09, or 4.4%, to $2.15 compared with $2.06 for the prior-year period.
First Nine Months of Fiscal 2017 Compared with First Nine Months of Fiscal 2016
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2017 and 2016 (in millions except per share data):

	Nine Months Ended
	May 31, 2017	May 31, 2016	Increase (Decrease)		Percent Change
Net sales	$2,547.5	$2,365.9	$181.6		7.7%
Cost of products sold	1,473.2	1,331.7	141.5		10.6%
Gross profit	1,074.3	1,034.2	40.1		3.9%
Percent of net sales	42.2%	43.7%	(150)	bps
Selling, distribution, and administrative expenses	706.5	683.9	22.6		3.3%
Special charge	1.7	10.2	(8.5)		NM
Operating profit	366.1	340.1	26.0		7.6%
Percent of net sales	14.4%	14.4%	—	bps
Other expense (income)
Interest expense, net	24.3	24.2	0.1		0.4%
Miscellaneous income, net	(8.5)	(1.5)	(7.0)		NM
Total other expense	15.8	22.7	(6.9)		(30.4)%
Income before provision for income taxes	350.3	317.4	32.9		10.4%
Percent of net sales	13.8%	13.4%	40	bps
Provision for income taxes	119.1	109.5	9.6		8.8%
Effective tax rate	34.0%	34.5%
Net income	$231.2	$207.9	$23.3		11.2%
Diluted earnings per share	$5.29	$4.75	$0.54		11.4%
NM - not meaningful

Net sales were $2.55 billion for the nine months ended May 31, 2017 compared with $2.37 billion reported for the nine months ended May 31, 2016, an increase of $181.6 million, or 7.7%. For the nine months ended May 31, 2017, the Company reported net income of $231.2 million, an increase of $23.3 million, or 11.2%, compared with $207.9 million for the nine months ended May 31, 2016. For the first nine months of fiscal 2017, diluted earnings per share increased 11.4% to $5.29 compared with $4.75 reported in the year-ago period.
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

	Nine Months Ended
	May 31, 2017	May 31, 2016	Increase (Decrease)	Percent Change
Gross profit	$1,074.3	$1,034.2
Add-back: Acquisition-related items (1)	—	2.7
Add-back: Manufacturing inefficiencies (2)	1.6	—
Adjusted gross profit	$1,075.9	$1,036.9	$39.0	3.8%
Percent of net sales	42.2%	43.8%	(160)	bps

Selling, distribution, and administrative expenses	$706.5	$683.9
Less: Amortization of acquired intangible assets	(21.9)	(18.5)
Less: Share-based payment expense	(24.1)	(19.9)
Less: Acquisition-related items (1)	—	(7.7)
Adjusted selling, distribution, and administrative expenses	$660.5	$637.8	$22.7	3.6%
Percent of net sales	25.9%	27.0%	(110)	bps

Operating profit	$366.1	$340.1
Add-back: Amortization of acquired intangible assets	21.9	18.5
Add-back: Share-based payment expense	24.1	19.9
Add-back: Acquisition-related items (1)	—	10.4
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.7	10.2
Adjusted operating profit	$415.4	$399.1	$16.3	4.1%
Percent of net sales	16.3%	16.9%	(60)	bps

Other expense (income)	$15.8	$22.7
Add-back: Gain on sale of investment in unconsolidated affiliate	7.2	—
Adjusted other expense (income)	$23.0	$22.7	$0.3	1.3%

Net income	$231.2	$207.9
Add-back: Amortization of acquired intangible assets	21.9	18.5
Add-back: Share-based payment expense	24.1	19.9
Add-back: Acquisition-related items (1)	—	10.4
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	1.7	10.2
Less: Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Total pre-tax adjustments to net income	42.1	59.0
Income tax effect	(14.7)	(20.4)
Adjusted net income	$258.6	$246.5	$12.1	4.9%

Diluted earnings per share	$5.29	$4.75
Adjusted diluted earnings per share	$5.92	$5.63	$0.29	5.2%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.

Net Sales
Net sales for the nine months ended May 31, 2017 increased $181.6 million, or 7.7%, compared with the prior-year period due primarily to an increase in sales volume of approximately 6% and an approximately 3% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in price/mix of approximately 1% as well as a modest unfavorable impact from foreign exchange rate changes. Overall sales volume was higher across most key product categories and sales channels. Sales of LED-based luminaires during the first nine months of fiscal 2017 accounted for approximately two-thirds of total net sales. The change in price/mix was due primarily to changes in the mix of products sold and lower pricing on luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify volume or differentiate the individual components of price/mix.
Gross Profit
Gross profit for the first nine months of fiscal 2017 increased $40.1 million, or 3.9%, to $1.07 billion compared with $1.03 billion in the prior-year period. Gross profit margin decreased to 42.2% for the nine months ended May 31, 2017 compared with 43.7% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to increased manufacturing expenses driven largely by higher wages and freight costs, as well as higher quality costs, partially offset by the additional contribution on higher net sales. Additionally, favorable materials and component costs were partially offset by unfavorable price/mix. Adjusted gross profit for the nine months ended May 31, 2017 was $1.08 billion (42.2% of net sales) compared with $1.04 billion (43.8% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2017 were $706.5 million compared with $683.9 million in the prior-year period, an increase of $22.6 million, or 3.3%. The increase in SD&A expenses was due primarily to higher costs related to freight, commissions, and investments in additional headcount, as well as additional costs associated with acquired businesses, partially offset by lower incentive compensation expense. SD&A expenses for the first nine months of fiscal 2017 were 27.7% of net sales compared with 28.9% for the prior-year period. Adjusted SD&A expenses for the nine months ended May 31, 2017 were $660.5 million (25.9% of net sales) compared with $637.8 million (27.0% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $1.7 million during the first nine months of fiscal 2017, compared with a pre-tax special charge of $10.2 million during the first nine months of fiscal 2016. These charges related primarily to actions initiated to streamline the organization, including the integration of recent acquisitions. These streamlining activities include the consolidation of selected production activities and realignment of certain responsibilities, primarily within various SD&A departments. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first nine months of fiscal 2017 was $366.1 million compared with $340.1 million for the prior-year period, an increase of $26.0 million, or 7.6%. The increase in operating profit was due primarily to an increase in sales volume, lower material and component costs, and lower incentive compensation expense, partially offset by higher manufacturing expenses, higher freight and commissions costs, investments in additional headcount, and increased amortization expense of acquired intangible assets.
Adjusted operating profit increased by $16.3 million, or 4.1%, to $415.4 million for the first nine months of fiscal 2017 compared with $399.1 million for the first nine months of fiscal 2016. Adjusted operating profit margin for the first nine months of fiscal 2017 decreased 60 basis points to 16.3% compared with 16.9% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $24.3 million for the nine months ended May 31, 2017 compared with $24.2 million for the nine months ended May 31, 2016. The Company reported net miscellaneous income of $8.5 million in the first nine months of fiscal 2017 compared with $1.5 million in the prior-year period. Net miscellaneous income for the nine months ended May 31, 2017 included a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 34.0% and 34.5% for the nine months ended May 31, 2017 and 2016, respectively.
Net income for the first nine months of fiscal 2017 increased $23.3 million to $231.2 million from $207.9 million reported for the prior-year period. The increase in net income resulted primarily from higher operating profit and higher miscellaneous income, partially offset by a higher provision for income taxes. Diluted earnings per share for the nine months ended May 31, 2017 increased $0.54 to $5.29 compared with diluted earnings per share of $4.75 for the prior-year period.
Adjusted net income for the first nine months of fiscal 2017 was $258.6 million compared with $246.5 million in the prior-year period, which represented an increase of $12.1 million, or 4.9%. Adjusted diluted earnings per share for the nine months ended May 31, 2017 increased $0.29, or 5.2%, to $5.92 compared with $5.63 for the prior-year period.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio combined with its extensive market presence and financial strength.
Third-party forecasts suggest that softness in demand in the North American lighting market that began in the third calendar quarter of 2016 will continue through the remainder of the calendar year, followed by improvement in growth rates in calendar year 2018. Current quoting activity remains favorable, and both short and long-term fundamental drivers of the markets that the Company serves remain positive. Management is aggressively addressing recent supply chain issues and accelerating programs to reduce product costs to maintain the Company’s competitiveness and drive improved profitability. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2017 tax rate; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes; and (i) the Company's expectations about the resolution of trade compliance matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of the Company’s Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to market risks that may impact its Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to the Company’s exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of the Company’s Form 10-K.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2017. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2017. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2017, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1a. Risk Factors of the Company’s Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects activity related to equity securities purchased by the Company during the quarter ended May 31, 2017:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2017 through 3/31/2017	—	$—	—	1,998,250
4/1/2017 through 4/30/2017	1,150,000	$175.66	1,150,000	848,250
5/1/2017 through 5/31/2017	848,250	$183.27	848,250	—
Total	1,998,250	$178.88	1,998,250	—

In June 2017, the Board authorized the repurchase of an additional two million shares of the Company's outstanding common stock.

Item 5.        Other Information
Declaration of Dividend
On June 27, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.13 per share. The dividend is payable on August 1, 2017 to stockholders of record on July 18, 2017.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	June 29, 2017	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	June 29, 2017	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, filed on June 29, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.