Form 10-K
period 2017-08-31
ACUITY BRANDS INC
filed 2017-10-26
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	(Do not check if a smaller reporting company)
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $211.30 as quoted on the New York Stock Exchange on February 28, 2017, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,261,770,061.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 42,080,827 shares as of October 24, 2017.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2017 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”), and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations.
As a results-driven, customer-centric company, management continues to align the unique capabilities and resources of the organization to drive profitable growth by providing comprehensive, differentiated, and integrated lighting and building management solutions and services for customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
Lighting and building management solutions vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given application. The Company’s lighting and building management solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Juno®, Indy™, Aculux™, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Carandini®, Antique Street Lamps™, Sunoptics®, RELOC® Wiring Solutions, eldoLED®, Distech Controls®, Acuity Controls™, and Atrius™. As of August 31, 2017, the Company manufactures products in 16 facilities in North America and three facilities in Europe and employs approximately 12,500 associates.
Principal customers include electrical distributors, system integrators, retail home improvement centers, electric utilities, lighting showrooms, national accounts, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting and building management solutions are sold primarily by independent sales agents, electrical distributors, system integrators, and internal sales representatives who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2017, sales originated in North America accounted for greater than 97% of net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one reportable segment serving the North American and select international lighting and building management markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2017 the size of the North American lighting and building management solutions market served by the Company (also referred to herein as “addressable market”) was approximately $19 billion and similar to the prior year as the addressable market was estimated to be flat to up low-single digits compared with fiscal 2016. The addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures; daylighting; lighting controls; heating, ventilation, and air conditioning (“HVAC”) controls; and building management controllers, software, and systems. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts and most lamps. A source of demand for the lighting and building management industry is attributed to the renovation and retrofit of less efficient lighting and building management systems. While the precise size of the North American market is not known, the Company estimates the potential size of the installed base of lighting and building management solutions to be well in excess of $500 billion.
The Company operates in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as gross domestic product growth, employment levels, credit availability, energy costs, and commodity costs. The Company’s market is based on residential and non-residential construction, both new as well as renovation and retrofit activity, which is sensitive to the volatility of these general economic factors. The Company is not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovation and retrofit activity; however, recent trends developed from industry sources and Company estimates suggest that renovation and retrofit activity represents a growing proportion of the total non-residential lighting market. Construction spending on infrastructure projects such as highways, streets, and urban developments has a material impact on the demand for the Company’s infrastructure-focused lighting and building management solutions. Demand for the Company’s lighting and building management solutions sold through certain retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
The residential and non-residential market is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, form factors, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building management solutions; and design technologies addressing sustainability and facilitating smarter buildings and cities. The Company is a leading provider of integrated lighting and building management solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building management systems provide the opportunity for lighting and building management systems to be integrated in a manner resulting in the optimal platform for enabling the IoT that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics and other features. The industry’s addressable market is likely to meaningfully expand due to the benefits and value creation provided by intelligent networked lighting, building management systems, and the IoT. New entrants, including both well-established as well as new software and technology companies, therefore continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
Products and Solutions
The Company offers a broad portfolio of indoor and outdoor lighting and building management solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of lighting solutions includes lighting products utilizing fluorescent, light emitting diode (“LED”), organic LED (“OLED”), high intensity discharge, metal halide, and incandescent light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems. Building management solutions include products and solutions for controlling HVAC, lighting, shades, and access control that deliver end to end optimization of those building systems. The Company's lighting and building management solutions are designed to enhance the occupant experience, improve the quality of the visual environment, and provide seamless operational energy efficiency and cost reductions, as well as increased digital functionality due to a unique capability to collect vast amounts of data that can better enable the IoT for building owners. The solutions portfolio of the Company also includes modular wiring, LED drivers, sensors, glass, and inverters sold primarily to original equipment manufacturers (“OEMs”).
In addition, the Company provides services across applications that primarily relate to monitoring and controlling lighting and building management systems through network technologies and the commissioning of control systems. During fiscal 2017, the Company launched the Atrius™ IoT platform, which delivers connectivity and intelligence to a space via an expansive network of smart LED lighting and controls and a software platform that gathers, unlocks and transforms raw data to enable a broad range of software solutions addressing critical business challenges. The Company's total solution offerings now include recurring services that deliver an array of capabilities, including indoor positioning, asset tracking, space utilization, spatial analytics, and energy management.
Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales for the Company in fiscal 2017, 2016, and 2015.
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
Marketing.  The Company markets its portfolio and service capabilities to end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. The Company operates training and education facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Customers of the Company include electrical distributors, system integrators, retail home improvement centers, electric utilities, utility distributors, national accounts, value-added resellers, government entities and municipalities, lighting showrooms, developers, OEMs, and energy service companies. In addition, there are a variety of other professionals who can represent a significant influence in the product and solutions specification process for any given project. These generally include building owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.
No single customer accounted for more than 10% of net sales in fiscal 2017 or fiscal 2016. A single customer of the Company accounted for approximately 11% of net sales in fiscal 2015. These sales included products for resale as well as for lighting the customer's facilities.
Manufacturing and Distribution
The Company operates 19 manufacturing facilities, including eight facilities in the United States, six facilities in Mexico, three facilities in Europe, and two in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as lamps, LEDs, certain LED light engines, sockets, and ballasts are purchased primarily from third-party vendors. The Company’s investment in its production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. Of total finished goods manufactured and purchased in fiscal 2017, the Company’s U.S. operations produced approximately 22%, its Mexican operations produced approximately 56%, and its European operations produced approximately 2%, and finished product manufactured by others accounted for approximately 20%.
Approximately 72% of the products manufactured by the Company are produced outside the United States, of which approximately 70% are produced at six facilities in Mexico. These facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Lighting and building management solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2017, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. The Company invests in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. The Company also develops software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2017, 2016, and 2015, research and development expense totaled $52.0 million, $47.1 million, and $41.1 million, respectively.
Competition
The Company experiences competition based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. The market for lighting and building management solutions and services is competitive and continues to evolve. Certain global and more diversified electrical manufacturers may provide a broader product offering utilizing electrical, lighting, and building management products as well as pricing benefits from the bundling of various offerings. In addition, there have been a growing number of new competitors, from small startup companies to global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
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
Raw Materials
Products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2017, the Company purchased approximately 109,000 tons of steel and aluminum. The Company estimates that approximately 7% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately five million gallons of diesel fuel were consumed in fiscal 2017 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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

Intellectual Property
The Company owns or has licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to its products, processes, and businesses. These intellectual property rights are important factors for its businesses. The Company relies on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of the Company. As of August 31, 2017, the Company had approximately 1,275 active United States and foreign patents. While patents and patent applications in the aggregate are important to the competitive position of the Company, no single patent or patent application is individually material to the Company.
Seasonality and Cyclicality
The Company’s business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors, the Company has experienced, and generally expects to experience, its highest sales in the last two quarters of each fiscal year.
The Company's lighting and building management solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions. Sales volume has a major impact on the profitability of the Company. Economic downturns and the potential decline in key construction markets may have a material adverse effect on the net sales and operating income of the Company.
Employees
As of August 31, 2017, the Company employed approximately 12,500 associates, of which approximately 4,000 were employed in the United States, approximately 8,000 in Mexico, and approximately 500 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 9,500 persons (including approximately 2,000 in the United States). Union recognition and collective bargaining arrangements covering approximately 7,000 persons will expire within the next fiscal year, primarily due to annual negotiations with unions in Mexico. The remaining expiring arrangements relate to approximately 500 persons employed within the United States. The Company believes that it has a good relationship with both its unionized and non-unionized employees.
Information Concerning Acuity Brands
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company’s reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
Additionally, the Company has adopted a written Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers, and employees, including its principal executive officer and senior financial officers. The Code of Ethics and Business Conduct and the Company’s Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on the Company’s website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for the Company's principal executive officer and senior financial officers will be disclosed on the Company's website promptly following the date of such amendment or waiver. Additionally, the Statement of Responsibilities of Committees of the Board and the Statement of Rules and Procedures of Committees of the Board, which contain the charters for the Company’s Audit Committee, Compensation Committee, and Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on the Company’s website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, the Statement of Responsibilities of Committees of the Board, and the Statement of Rules and Procedures of Committees of the Board is available in print to any stockholder of the Company that requests such document by contacting the Company’s Investor Relations department.

Item 1a.	Risk Factors
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact the Company's financial position, results of operations, and cash flows and could cause the market price of the Company's common stock to decrease. Such risks include, without limitation:
Risks Related to the Company's Strategy
General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for the Company’s products and services.
The Company competes based on such factors as name recognition and reputation, quality, service, product features, innovation, and price. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting and building management solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax policy, may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings.
The Company’s results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth materials, LEDs, LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. The Company also sources certain finished goods externally. Future increases in the costs of these items could adversely affect profitability, as there can be no assurance that future price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations. Disruptions in the supply of those items could negatively impact the Company’s performance. Suppliers for certain of those items are competitors of the Company that may, for various strategic reasons, choose to cease selling to the Company. In addition, the Company's ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, the Company is dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
The Company’s results may be adversely affected by its inability to maintain pricing.
Aggressive pricing actions by competitors, including those within the technology and services sectors, may affect the Company’s ability to achieve desired revenue growth and profitability levels under its current pricing strategies. The Company may also decide to lower prices to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels.
The Company’s inability to effectively introduce new products and solutions could adversely affect its ability to compete.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to the Company’s competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, the Company’s ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, the effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot fully predict the ultimate effect of new product introductions and transitions on the Company’s business. Additionally, new products and solutions may not achieve the same profit margins as expected and as compared to the Company's historic products and solutions.
The Company may pursue future growth through strategic acquisitions, alliances, or investments, which may not yield anticipated benefits.
The Company has strengthened its business through strategic acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be in start-up or development stage entities. The Company will benefit from such activity only to the extent that it can effectively leverage and integrate the assets or capabilities of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect the Company’s ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. In addition, such investment transactions may limit the Company's ability to invest in other activities, which could be more profitable or advantageous.
The inability to effectively execute its business strategies could adversely affect the Company’s financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategies, including but not limited to, the development, marketing and selling of new products and solutions, new product development, the development, marketing, and selling of lighting, building management, and software-based solutions, effective integration of acquisitions, and the development of production capacity related to components such as LED drivers. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in the emerging opportunities of the Internet of Things (“IoT”) utilizing the Company's digital lighting and building management systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect the Company. With the addition of new products and solutions, the Company may encounter new and different competitors that may have more experience with respect to such products and solutions.
The Company may experience difficulties in streamlining activities which could impact shipments to customers, product quality, and the realization of expected savings from streamlining actions.
The Company expects to benefit from its ongoing programs to streamline operations, including the consolidation of certain manufacturing facilities and the reduction of overhead costs. Such benefits will only be realized to the extent that the Company can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
Risks Related to the Company's Operations
Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry and markets where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies and services. Securing key partnerships and alliances as well as employee talent, including having access to technologies, services, and solutions developed by others, and obtaining appropriate patents and the right to utilize patents of other parties all play a significant role in protecting the Company’s freedom to operate and development activities. Additionally, the continual development of new technologies by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume.
In addition, there have been a growing number of new competitors, from small startup companies to global electronics, technology, and software companies, which may vertically integrate and begin offering total solution packages that directly compete with the Company's offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage over the Company by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation systems, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
The Company may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by the Company’s ability to deliver quality products and services. Although no individual customer exceeded 10% of sales during the current fiscal year, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm the Company in a meaningful manner. The Company has relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While the Company maintains positive, and in many cases long-term, relationships with these channel partners, the loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect the Company.
The Company could be adversely affected by disruptions to its operations outside of its control.
The breakdown of equipment or other events, including labor disputes, strikes, workplace violence, pandemics, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could adversely affect the Company. Approximately 56% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest which could cause a disruption of the supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries as a result of these disruptions could pursue financial claims against the Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity.
Company operating systems, information systems, or portable devices may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact the Company’s operations as well as the effectiveness of internal controls over operations and financial reporting.
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
The Company employed approximately 12,500 people as of August 31, 2017, approximately 8,500 of whom are employed in international locations. As such, the Company has significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on the Company's operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 76% of the Company's workforce, primarily due to annual negotiations with unions in Mexico. Collective bargaining agreements representing approximately 56% of the Company's workforce will expire within one year. While the Company believes that it has good relationships with both its unionized and non-unionized employees, the Company may become vulnerable to a strike, work stoppage, or other labor action by these employees.
The Company relies upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. An inability to attract and retain such employees could adversely impact the Company’s ability to execute key operational functions.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of the Company’s subcontractors and suppliers. As the Company expands its service offerings, reliance on the technical infrastructure to provide services to customers will increase. If the Company fails to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in implementation of services. If the Company is unable to manage and mitigate these risks, the Company could incur liabilities and other losses.

The Company may be subject to risk in connection with third-party relationships necessary to operate the Company's business.
The Company utilizes strategic partners and third party relationships in order to operate and grow its business. For instance, the Company utilizes third parties to contract manufacture certain products, as well as perform certain selling, distribution, and administrative functions. The Company cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that the Company or its end-users will be satisfied. Any future actions of or any failure to act by any third party on which the Company’s business relies could cause the Company to incur losses or interruptions in its operations.
The Company is subject to risks related to operations and suppliers outside the United States.
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
The Company is also subject to certain other laws and regulations affecting its international operations, including laws and regulations such as the North American Free Trade Agreement which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Repeal or alteration of these laws and regulations could adversely impact the Company's business. The evolution of the Company’s products, complexity of its supply chain, and reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable the Company to fully and accurately comply with such requirements, could subject the Company to liabilities for past, present, or future periods. Such liabilities could adversely impact the Company’s business, financial condition, results of operations, and cash flows.
In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union commonly referred to as “Brexit.” As a result of the referendum, it the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding the Company's business and the business of existing and future customers and suppliers as well as have an impact on the Company's employees based in Europe, which could adversely impact its business. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange risk, violations of laws, and higher costs associated with changes in regulation, could adversely impact the Company’s business.

Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which the Company operates may result in exposure to substantial disruptions, costs and liabilities.
The laws and regulations impacting the Company impose increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, the remediation of environmental contamination, and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future industry standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, or similar concerns. These standards, laws, or regulations may impact the sourcing of raw materials and the manufacture and distribution of the Company’s products and place restrictions and other requirements or impediments on the products and solutions the Company can sell in certain geographical locations.
The Company may develop unexpected legal contingencies or matters that exceed insurance coverage.
The Company is subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of the Company's products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The Company is insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product or professional liability, and cyber liability, including network security and data privacy claims, and is fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage held by the Company and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable. The Company’s insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If the Company's products are improperly designed, manufactured, packaged, or labeled, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, and packaging of its products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, and could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.
The Company may fail to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Care Act.
In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance and regulations from federal agencies. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has experienced increased costs related to such legislation; however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results. Furthermore, any changes to or a repeal of previously enacted health care reform could cause the Company to incur additional expense to comply with or change its practices with respect any new or revised legislation.
The Company may not be able to adequately protect its intellectual property and could be the target of intellectual property claims.
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
Over the last several years, the Company and others in the industry have received an increased number of allegations of patent infringement from competitors and other non-practicing entity patent holders, often coupled with offers to license such patents for use by the Company. Such offers typically relate to various technologies including electronics, power systems, controls, and software, as well as the use of visible light to communicate data, the use of certain wireless networking methods, and the design of specific products. The Company believes that it does not need or will be able to invalidate or access such patents through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent the Company is required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact the Company.
Risks Related to Financial Matters
Tight credit conditions could impair the ability of the Company and other industry parties to effectively access capital markets, which could negatively impact demand for the Company’s products and services.
The impact of tight credit conditions could impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects may reduce the demand for the Company’s products and services.
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
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect the Company's results of operations and the amount of contributions the Company is required to make to the defined benefit plans in future periods. As the Company's defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect the Company.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties
The general corporate offices of the Company are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories as of August 31, 2017:

Nature of Facilities	Owned	Leased
Manufacturing facilities	13	6
Warehouses	—	1
Distribution centers*	1	6
Offices	4	16
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to the Company’s manufacturing facilities as of August 31, 2017:

	United States	Mexico	Europe	Canada	Total
Owned	6	4	2	1	13
Leased	2	2	1	1	6
Total	8	6	3	2	19

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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI.” At October 24, 2017, there were 2,195 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
Fiscal 2016
First quarter	$234.43	$168.33	$0.13
Second quarter	$241.90	$169.42	$0.13
Third quarter	$264.00	$209.06	$0.13
Fourth quarter	$280.89	$231.89	$0.13
Fiscal 2017
First quarter	$276.69	$216.89	$0.13
Second quarter	$255.45	$193.06	$0.13
Third quarter	$214.94	$157.33	$0.13
Fourth quarter	$208.83	$162.22	$0.13
The indicated annual dividend rate on the Company's common stock is $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the “Board”) and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
During the third quarter of fiscal 2017, the Company purchased two million shares of the Company's outstanding common stock, completing the share repurchases previously authorized by the Board in September 2011. In June 2017, the Board authorized the repurchase of an additional two million shares in the future. None of the Company’s outstanding common stock has been repurchased under the current plan; therefore, the maximum number of shares that may yet be purchased under the program equals two million.
Shares may be repurchased from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and the Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
Company Stock Performance
The following information in this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and it will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2017, with the cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P 500 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is also included in the following graph as the parent companies of several major lighting companies are included in the index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P 500 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2012 in stock or index, including reinvestment of dividends.

	Aug-12	Aug-13	Aug-14	Aug-15	Aug-16	Aug-17

Acuity Brands, Inc.	$100	$134	$195	$308	$436	$281
S&P 500	$100	$119	$149	$149	$168	$195
Dow Jones US Electrical Components & Equipment	$100	$125	$156	$141	$161	$201
Dow Jones US Building Materials & Fixtures	$100	$127	$159	$183	$228	$239

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of the Company, which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2017. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended August 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(In millions, except per-share data)
Net sales	$3,505.1	$3,291.3	$2,706.7	$2,393.5	$2,089.1
Net income	321.7	290.8	222.1	175.8	127.4
Basic earnings per share	7.46	6.67	5.13	4.07	2.97
Diluted earnings per share	7.43	6.63	5.09	4.05	2.95
Cash and cash equivalents	311.1	413.2	756.8	552.5	359.1
Total assets	2,899.6	2,948.0	2,407.0	2,145.4	1,888.5
Long-term debt	356.5	355.0	352.4	351.9	351.6
Total debt	356.9	355.2	352.4	351.9	351.6
Stockholders’ equity	1,665.6	1,659.8	1,360.0	1,163.5	993.5
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2017 include a) pre-tax special charges of $11.3 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $28.0 million c) pre-tax share-based payment expense of $32.0 million, d) gain on sale of investment in unconsolidated affiliate of $7.2 million, and e) manufacturing related inefficiencies directly related to the closure of a facility of $1.6 million, totaling $1.02 per share.

(2)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2016 include a) pre-tax special charges of $15.0 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $21.4 million, c) pre-tax share-based payment expense of $27.7 million, d) pre-tax acquisitions-related items of $10.8 million, and e) pre-tax impairment of intangible asset of $5.1 million, totaling $1.21 per share.

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2015 include a) pre-tax special charges of $12.4 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $11.0 million, c) pre-tax share-based payment expense of $18.2 million, d) non tax-deductible professional fees of $3.2 million related to acquisitions, and e) pre-tax net loss on financial instruments of $2.6 million, totaling $0.74 per share.

(4)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2014 include a) pre-tax amortization of acquired intangible assets of $11.2 million, b) pre-tax share-based payment expense of $17.7 million, c) pre-tax recoveries of $5.8 million associated with fraud at the Company's former freight payment and audit service provider, and d) pre-tax special charge reversal of $0.2 million related to initiatives to simplify and streamline the Company's operations, totaling $0.35 per share.

(5)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2013 include a) pre-tax amortization of acquired intangible assets of $10.9 million, b) pre-tax share-based payment expense of $16.5 million, c) pre-tax incremental costs of $8.4 million incurred due to manufacturing inefficiencies directly related to the Cochran, GA manufacturing facility closure; d) pre-tax costs of $8.1 million as a result of fraud at the Company's former freight payment and audit service provider, and e) a pre-tax special charge of $8.5 million related to initiatives to simplify and streamline the Company's operations, totaling $0.76 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the years ended August 31, 2017 and 2016. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of August 31, 2017, the Company operates 19 manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base and employs approximately 12,500 associates.
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
On September 1, 2015, using cash on hand, the Company acquired Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, heating, ventilation, and air conditioning (“HVAC”), access control, closed circuit television, and related systems.
On April 15, 2015, using cash on hand, the Company acquired for cash substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. Bytelight is headquartered in Boston, Massachusetts.
Please refer to the Acquisitions and Investments footnote of the Notes to Consolidated Financial Statements for more information.
Strategy
The Company's strategy is to extend its leadership position in the North American market and certain international markets by delivering superior lighting and building management solutions. The Company’s lighting and building management solutions vary from individual devices to intelligent network systems. Individual devices include luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Among other benefits, intelligent network systems can optimize energy efficiency and comfort as well as enhance the occupant experience for various indoor and outdoor applications, all the while reducing operating costs. The Company also expects to accelerate investment in its Atrius™ enabled solutions during fiscal 2018. As a results-oriented, customer-centric company, management will continue to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting and building management solutions for its customers, driving world-class cost efficiency, and leveraging a culture of continuous improvement.

Throughout fiscal 2017, the Company believes it made progress towards achieving its strategic objectives, including expanding its access to the market, expanding its addressable market, introducing new lighting and building management solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating profit margin in the mid-teens or higher;

•	Diluted earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing innovative solutions and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards various levels of year over year improvement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.
Liquidity and Capital Resources
The Company's principal sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations and capital expenditures, pay dividends, meet its obligations as they become due, and maintain compliance with covenants contained in its financing agreements.
Based on its cash on hand, availability under existing financing arrangements, and current projections of cash flow from operations, the Company believes that it will be able to meet its liquidity needs over the next 12 months. Short-term needs are expected to include funding its operations as currently planned, making anticipated capital investments, funding potential acquisitions, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions into its employee benefit plans, and potentially repurchasing shares of its outstanding common stock as authorized by the Board of Directors (the “Board”).
During the current year, the Company purchased two million shares of the Company's common stock, which completed the share repurchases previously authorized by the Board. In June 2017, the Board authorized the repurchase of an additional two million shares of the Company's outstanding common stock in the future. The Company expects to repurchase shares on an opportunistic basis. No shares have been purchased under this plan as of August 31, 2017. During fiscal 2018, the Company currently expects to invest approximately 2.0% of net sales in capital expenditures primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company's cash flow from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations, capital expenditures, and acquisitions, repurchase Company stock, and pay dividends.
The Company’s cash position at August 31, 2017 was $311.1 million, a decrease of $102.1 million from August 31, 2016. During the year ended August 31, 2017, the Company generated net cash from operating activities of $316.2 million and received proceeds from the sale of an investment in an unconsolidated affiliate of $13.2 million. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to repurchase shares of the Company's outstanding common stock of $357.9 million, to fund capital expenditures of $67.3 million, and to pay dividends to stockholders of $22.7 million. Foreign currency related items had a favorable effect on cash flows of $1.9 million during the current year.
During fiscal 2017, net cash generated from operating activities decreased $29.5 million to $316.2 million compared with $345.7 million in the prior-year period due primarily to higher variable incentive compensation payments for prior year performance, partially offset by higher net income. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $34.3 million during fiscal 2017 compared to an increase of $53.3 million during fiscal 2016. Operating working capital requirements increased primarily due to greater production and purchases necessary to support the higher level of net sales.
Management believes that investing in assets and programs that will over time increase the overall return on the Company’s invested capital is a key factor in driving stockholder value. The Company invested $67.3 million and $83.7 million in fiscal 2017 and 2016, respectively, primarily for new equipment, tooling, facility enhancements, and information technology.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2017 (in millions):

		Payments Due by Period(6)
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$357.8	$0.4	$350.9	$4.9	$1.6
Interest obligations(2)	141.8	32.3	55.3	18.3	35.9
Operating leases(3)	69.3	16.2	25.9	15.8	11.4
Purchase obligations(4)	238.7	238.7	—	—	—
Other liabilities(5)	45.1	4.2	11.9	5.0	24.0
Total	$852.7	$291.8	$444.0	$44.0	$72.9
___________________________

(1)
These amounts, which represent the principal amounts outstanding at August 31, 2017, are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2017 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total contractual obligations shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent other liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not the Company elects to make contributions to the pension plans in excess of those required under ERISA. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $6.0 million of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

(6)
Deferred income tax liabilities as of August 31, 2017 were approximately $218.9 million. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding, consisting primarily of fixed-rate obligations net of discounts and deferred costs, was $356.9 million at August 31, 2017 compared with $355.2 million at August 31, 2016. During fiscal 2017, the Company borrowed $1.0 million under recently-executed fixed rate long-term bank loans.
On December 8, 2009, ABL issued $350.0 million of senior unsecured notes due in fiscal 2020 (the “Unsecured Notes”) in a private placement transaction. The Unsecured Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of 10 years. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.

On August 27, 2014, the Company executed a revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of August 31, 2017. At August 31, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of August 31, 2017, the Company had outstanding letters of credit totaling $10.3 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2017, the Company’s consolidated stockholders’ equity increased $5.8 million to $1.67 billion at August 31, 2017 from $1.66 billion at August 31, 2016. The increase was due primarily to net income earned in the period, pension plan adjustments, foreign currency translation adjustments, and stock issuances resulting from the exercise of stock options and vesting of restricted stock grants, partially offset by share repurchases and the payment of dividends. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.6% at August 31, 2017 and 2016. The ratio of debt, net of cash, to total capitalization, net of cash, was 2.7% at August 31, 2017 and (3.6)% at August 31, 2016.
Dividends
Acuity Brands paid dividends on its common stock of $22.7 million ($0.52 per share) in fiscal 2017 and $22.9 million ($0.52 per share) in fiscal 2016, indicating a quarterly dividend rate of $0.13 per share. However, all decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Fiscal 2017 Compared with Fiscal 2016
The following table sets forth information comparing the components of net income for the year ended August 31, 2017 with the year ended August 31, 2016 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2017	2016	(Decrease)		Change
Net sales	$3,505.1	$3,291.3	$213.8		6.5%
Cost of products sold	2,023.9	1,855.1	168.8		9.1%
Gross profit	1,481.2	1,436.2	45.0		3.1%
Percent of net sales	42.3%	43.6%	(130)	bps
Selling, distribution, and administrative expenses	951.1	946.0	5.1		0.5%
Special charge	11.3	15.0	(3.7)		NM
Operating profit	518.8	475.2	43.6		9.2%
Percent of net sales	14.8%	14.4%	40	bps
Other expense (income):
Interest expense, net	32.5	32.2	0.3		0.9%
Miscellaneous income, net	(6.3)	(1.6)	(4.7)		NM
Total other expense	26.2	30.6	(4.4)		(14.4)%
Income before provision for income taxes	492.6	444.6	48.0		10.8%
Percent of net sales	14.1%	13.5%	60	bps
Provision for income taxes	170.9	153.8	17.1		11.1%
Effective tax rate	34.7%	34.6%
Net income	$321.7	$290.8	$30.9		10.6%
Diluted earnings per share	$7.43	$6.63	$0.80		12.1%
Net sales increased $213.8 million, or 6.5%, to $3.51 billion for the year ended August 31, 2017 compared with $3.29 billion reported for the year ended August 31, 2016. For the year ended August 31, 2017, the Company reported net income of $321.7 million compared with $290.8 million for the year ended August 31, 2016, an increase of $30.9 million, or 10.6%. For fiscal 2017, diluted earnings per share increased 12.1% to $7.43 from $6.63 for the prior-year period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, impairment of intangible asset, special charges associated primarily with continued efforts to streamline the organization, and a gain on the sale of an investment in an unconsolidated affiliate. Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the Company's results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2017	2016
Gross profit	$1,481.2	$1,436.2
Add-back: Acquisition-related items (1)	—	2.8
Add-back: Manufacturing inefficiencies (2)	1.6	—
Adjusted gross profit	$1,482.8	$1,439.0	$43.8	3.0%
Percent of net sales	42.3%	43.7%	(140)	bps

Selling, distribution, and administrative expenses	$951.1	$946.0
Less: Amortization of acquired intangible assets	(28.0)	(21.4)
Less: Share-based payment expense	(32.0)	(27.7)
Less: Acquisition-related items (1)	—	(8.0)
Less: Impairment of intangible asset	—	(5.1)
Adjusted selling, distribution, and administrative expenses	$891.1	$883.8	$7.3	0.8%
Percent of net sales	25.4%	26.9%	(150)	bps

Operating profit	$518.8	$475.2
Add-back: Amortization of acquired intangible assets	28.0	21.4
Add-back: Share-based payment expense	32.0	27.7
Add-back: Acquisition-related items (1)	—	10.8
Add-back: Impairment of intangible asset	—	5.1
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	11.3	15.0
Adjusted operating profit	$591.7	$555.2	$36.5	6.6%
Percent of net sales	16.9%	16.9%	—	bps

Other expense	$26.2	$30.6
Add-back: Gain on sale of investment in unconsolidated affiliate	7.2	—
Adjusted other expense	$33.4	$30.6	$2.8	9.2%

Net income	$321.7	$290.8
Add-back: Amortization of acquired intangible assets	28.0	21.4
Add-back: Share-based payment expense	32.0	27.7
Add-back: Acquisition-related items (1)	—	10.8
Add-back: Impairment of intangible asset	—	5.1
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	11.3	15.0
Less: Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Total pre-tax adjustments to net income	$65.7	$80.0
Income tax effect	(21.5)	(27.1)
Adjusted net income	$365.9	$343.7	$22.2	6.5%

Diluted earnings per share	$7.43	$6.63
Adjusted diluted earnings per share	$8.45	$7.84	$0.61	7.8%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.

Net Sales
Net sales for the year ended August 31, 2017 increased by 6.5% compared with the prior-year period due primarily to an increase in sales volumes of approximately 6% and an approximately 2% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”) of approximately 1%. Sales of LED-based luminaires during the year ended August 31, 2017 accounted for approximately two-thirds of total net sales. The change in price/mix was due primarily to changes in the mix of products sold and lower pricing on luminaires, reflecting the decline in certain LED component costs. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2017 increased $45.0 million, or 3.1%, to $1.48 billion compared with $1.44 billion for the prior year. Gross profit margin decreased to 42.3% for the year ended August 31, 2017 compared with 43.6% for the year ended August 31, 2016. This margin decline was primarily attributable to increased manufacturing expenses driven largely by higher wages and freight costs as well as higher quality costs, partially offset by the additional contribution on higher net sales. Materials and component costs were favorable as declining prices for certain LED components were only partially offset by rising costs for certain commodities, including steel. Gross profit margin was negatively impacted by unfavorable price/mix. Adjusted gross profit for fiscal 2017 increased $43.8 million, or 3.0%, to $1.48 billion compared with $1.44 billion for the prior year. Adjusted gross profit margin decreased 140 basis points to 42.3% compared to 43.7% in the prior year.
Operating Profit
SD&A expenses for the year ended August 31, 2017 increased $5.1 million, or 0.5%, to $951.1 million compared with $946.0 million in the prior year. The increase in SD&A expenses was due primarily to higher costs related to freight, commissions, and investments in additional headcount, which reflects the Company's investments in capabilities related to areas of future growth and enhanced customer service, as well as additional costs associated with acquired businesses, partially offset by lower incentive compensation expense. Compared with the prior-year period, SD&A expenses as a percent of sales decreased 160 basis points to 27.1% for fiscal 2017 from 28.7% in fiscal 2016. Adjusted SD&A expenses were $891.1 million, or 25.4% of net sales, in fiscal 2017 compared to $883.8 million, or 26.9% of net sales, in the year-ago period.
During the year ended August 31, 2017, the Company recognized pre-tax special charges of $11.3 million, which consisted primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company’s operating structure, including positions within various SD&A departments. During fiscal 2016, the Company recognized pre-tax special charges of $15.0 million. These charges related primarily to the Company's continued efforts to integrate recent acquisitions and to streamline the organization by realigning certain responsibilities primarily within various SD&A departments, as well as the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2017 was $518.8 million compared with $475.2 million reported for the prior-year period, an increase of $43.6 million, or 9.2%. Operating profit margin increased 40 basis points to 14.8% for fiscal 2017 compared with 14.4% for fiscal 2016 due primarily to an increase in sales volume, lower material and component costs, and lower incentive compensation expense, partially offset by higher manufacturing expenses, greater freight and commission costs, investments in additional headcount, and increased amortization of acquired intangible assets. Additionally, the Company recorded an impairment charge of $5.1 million during fiscal 2016; no such charges were recorded during fiscal 2017.
Adjusted operating profit increased $36.5 million, or 6.6%, to $591.7 million compared with $555.2 million for fiscal 2016. Adjusted operating profit margin was16.9% for both fiscal 2017 and 2016.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income), which includes gains and losses related to foreign exchange rate changes. Interest expense, net, was $32.5 million and $32.2 million for the years ended August 31, 2017 and 2016, respectively. The Company reported net miscellaneous income of $6.3 million in fiscal 2017 compared with net miscellaneous income of $1.6 million in fiscal 2016. Net miscellaneous income for the year ended August 31, 2017 included a gain of $7.2 million associated with the sale of an investment in an unconsolidated affiliate.

Provision for Income Taxes and Net Income
The effective income tax rate was 34.7% and 34.6% for the years ended August 31, 2017 and 2016, respectively. The Company estimates that its effective tax rate for fiscal 2018 will be approximately 35.5% before any discrete items, assuming the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2017 increased $30.9 million, or 10.6%, to $321.7 million from $290.8 million reported for the prior year. The increase in net income resulted primarily from higher operating profit and higher miscellaneous income, partially offset by a higher provision for income taxes. Adjusted net income for fiscal 2017 increased 6.5% to $365.9 million compared with $343.7 million in the year-ago period. Adjusted diluted earnings per share for fiscal 2017 was $8.45 compared with $7.84 for the prior-year period, which represented an increase of $0.61, or 7.8%.
Fiscal 2016 Compared with Fiscal 2015
The following table sets forth information comparing the components of net income for the year ended August 31, 2016 with the year ended August 31, 2015 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2016	2015	(Decrease)		Change
Net sales	$3,291.3	$2,706.7	$584.6		21.6%
Cost of products sold	1,855.1	1,561.1	294.0		18.8%
Gross profit	1,436.2	1,145.6	290.6		25.4%
Percent of net sales	43.6%	42.3%	130	bps
Selling, distribution, and administrative expenses	946.0	756.9	189.1		25.0%
Special charge	15.0	12.4	2.6		NM
Operating profit	475.2	376.3	98.9		26.3%
Percent of net sales	14.4%	13.9%	50	bps
Other expense (income):
Interest expense, net	32.2	31.5	0.7		2.2%
Miscellaneous (income) expense, net	(1.6)	1.2	(2.8)		NM
Total other expense	30.6	32.7	(2.1)		(6.4)%
Income before provision for income taxes	444.6	343.6	101.0		29.4%
Percent of net sales	13.5%	12.7%	80	bps
Provision for income taxes	153.8	121.5	32.3		26.6%
Effective tax rate	34.6%	35.4%
Net income	$290.8	$222.1	$68.7		30.9%
Diluted earnings per share	$6.63	$5.09	$1.54		30.3%
NM - not meaningful

Net sales increased $584.6 million, or 21.6%, to $3.29 billion for the year ended August 31, 2016 compared with $2.71 billion reported for the year ended August 31, 2015. For the year ended August 31, 2016, the Company reported net income of $290.8 million compared with $222.1 million for the year ended August 31, 2015, an increase of $68.7 million, or 30.9%. For fiscal 2016, diluted earnings per share increased 30.3% to $6.63 from $5.09 for the prior-year period.
The following table reconciles certain financial measures prepared in accordance with U.S. GAAP to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, impairment of intangible asset, special charges associated primarily with continued efforts to streamline the organization, and net losses associated with financial instruments.

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2016	2015
Gross profit	$1,436.2	$1,145.6
Add-back: Acquisition-related items (1)	2.8	—
Adjusted gross profit	$1,439.0	$1,145.6	$293.4	25.6%
Percent of net sales	43.7%	42.3%	140	bps

Selling, distribution, and administrative expenses	$946.0	$756.9
Less: Amortization of acquired intangible assets	(21.4)	(11.0)
Less: Share-based payment expense	(27.7)	(18.2)
Less: Acquisition-related items (1)	(8.0)	(3.2)
Less: Impairment of intangible asset	(5.1)	—
Adjusted selling, distribution, and administrative expenses	$883.8	$724.5	$159.3	22.0%
Percent of net sales	26.9%	26.8%	10	bps

Operating profit	$475.2	$376.3
Add-back: Amortization of acquired intangible assets	21.4	11.0
Add-back: Share-based payment expense	27.7	18.2
Add-back: Acquisition-related items (1)	10.8	3.2
Add-back: Impairment of intangible asset	5.1	—
Add-back: Special charge	15.0	12.4
Adjusted operating profit	$555.2	$421.1	$134.1	31.8%
Percent of net sales	16.9%	15.6%	130	bps

Other expense (income)	$30.6	$32.7
Less: Net loss on financial instruments	—	(2.6)
Adjusted other expense	$30.6	$30.1	$0.5	1.7%

Net income	$290.8	$222.1
Add-back: Amortization of acquired intangible assets	21.4	11.0
Add-back: Share-based payment expense	27.7	18.2
Add-back: Acquisition-related items (1)	10.8	3.2
Add-back: Impairment of intangible asset	5.1	—
Add-back: Special charge	15.0	12.4
Add-back: Net loss on financial instruments	—	2.6
Total pre-tax adjustments to net income	$80.0	$47.4
Income tax effect	(27.1)	(15.4)
Adjusted net income	$343.7	$254.1	$89.6	35.3%

Diluted earnings per share	$6.63	$5.09
Adjusted diluted earnings per share	$7.84	$5.83	$2.01	34.5%
______________________________
(1) Acquisition-related items include acquired profit in inventory, professional fees, and certain contract termination costs.

Net Sales
Net sales for the year ended August 31, 2016 increased by 21.6% compared with the prior-year period due primarily to an increase in sales volumes of approximately 15% and the favorable impact of acquired revenues from acquisitions of 9%, partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”) of approximately 2% and unfavorable foreign currency rate changes of less than 1%. Sales volume was higher across most product categories and key sales channels. Sales of LED-based luminaires during the year ended August 31, 2016 increased almost 50% compared to the year-ago period and represented approximately 60% of total net sales. The change in price/mix was due primarily to unfavorable pricing on LED luminaires, reflecting the decline in certain LED component costs, as well as a change in sales channel mix. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions as well as the proliferation of new products due to the adoption of solid-state lighting, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2016 increased $290.6 million, or 25.4%, to $1.44 billion compared with $1.15 billion for the prior year. The increase in gross profit was due primarily to additional contribution on higher net sales, lower material and component costs, and improved productivity. These items were partially offset by unfavorable price/mix, acquisition-related items, and specifically in the fourth quarter, certain disruptions in the supply chain. As a result of these factors, gross profit margin increased 130 basis points to 43.6% for the year ended August 31, 2016 compared with 42.3% for the year ended August 31, 2015. Adjusted gross profit for fiscal 2016 increased $293.4 million, or 25.6%, to $1.44 billion compared with $1.15 billion for the prior year. Adjusted gross profit margin increased 140 basis points to 43.7% compared to 42.3% in the prior year.
Operating Profit
SD&A expenses for the year ended August 31, 2016 increased $189.1 million, or 25.0%, to $946.0 million compared with $756.9 million in the prior year. The increase in SD&A expenses was due primarily to higher costs to support the greater sales volume, including freight and commissions, higher employee-related costs, higher amortization of acquired intangible assets related to recent acquisitions, certain other acquisition-related items, and the impairment of an intangible asset. The increase in employee costs reflects the Company's investments in capabilities related to areas of future growth as well as enhanced customer service. The increase in employee costs also includes increased variable compensation expense as well as share-based payment expense due primarily to restricted stock issued as part of certain recent acquisitions. These items were partially offset by savings from recent streamlining efforts. Compared with the prior-year period, SD&A expenses as a percent of sales increased 70 basis points to 28.7% for fiscal 2016 from 28.0% in fiscal 2015. Adjusted SD&A expenses were $883.8 million, or 26.9% of net sales, in fiscal 2016 compared to $724.5 million, or 26.8% of net sales, in the year-ago period.
The Company recognized pre-tax special charges of $15.0 million during fiscal 2016 compared with pre-tax special charges of $12.4 million during fiscal 2015. These charges related primarily to the Company's continued efforts to integrate recent acquisitions, streamline the organization by realigning certain responsibilities primarily within various selling, distribution, and administrative departments, and the consolidation of certain production activities. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2016 was $475.2 million compared with $376.3 million reported for the prior-year period, an increase of $98.9 million, or 26.3%. Operating profit margin increased 50 basis points to 14.4% for fiscal 2016 compared with 13.9% for fiscal 2015 due primarily to higher gross profit, partially offset by higher costs to support greater sales volume, special charges, employee-related costs, including variable incentive compensation, acquisition-related items, and the impairment of an intangible asset.
Adjusted operating profit increased $134.1 million, or 31.8%, to $555.2 million compared with $421.1 million for fiscal 2015. Adjusted operating profit margin increased 130 basis points to 16.9% compared with adjusted operating profit margin of 15.6% in the year-ago period.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income) which includes gains and losses related to foreign exchange rate changes. Interest expense, net, was $32.2 million and $31.5 million for the years ended August 31, 2016 and 2015, respectively. The Company reported net miscellaneous income of $1.6 million in fiscal 2016 compared with net miscellaneous expense of $1.2 million in fiscal 2015.

Provision for Income Taxes and Net Income
The effective income tax rate was 34.6% and 35.4% for the years ended August 31, 2016 and 2015, respectively. Net income for fiscal 2016 increased $68.7 million, or 30.9%, to $290.8 million from $222.1 million reported for the prior year. The increase in net income resulted primarily from higher operating profit partially offset by higher tax expense. Adjusted net income for fiscal 2016 increased 35.3% to $343.7 million compared with $254.1 million in the year-ago period. Adjusted diluted earnings per share for fiscal 2016 was $7.84 compared with $5.83 for the prior-year period, which represented an increase of $2.01, or 34.5%.

Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio combined with its extensive market presence and financial strength.
Overall, the economy in North America and certain markets the Company serves in Europe continue to move along at a measured, but sometimes inconsistent pace. While various leading indicators continue to generally reflect favorable conditions for the Company’s end markets, management remains cautious regarding a meaningful rebound in the end-markets over the next several quarters as a result of various factors, including labor shortages in the construction industry and uncertainty related to both infrastructure spending as well as federal tax and trade policies. Management expects to see some volatility in demand among certain sales channels and geographies, including possible short-term volatility due to the recent hurricanes that impacted Florida, Texas, and Puerto Rico. Management currently expects the growth rate for lighting and building management solutions in the North American market, which includes renovation and retrofit activity and comprises over 97 percent of the Company’s revenues, will be up low single-digits for fiscal 2018, reflecting an expected rebound in the second half of the fiscal year. Management expects the Company to continue to outperform the growth rates of the markets it serves by executing strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
During fiscal 2017, the Company recorded a pre-tax special charge of $11.3 million for actions initiated to streamline the organization. These streamlining activities consisted primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company’s operating structure, including positions within various SD&A departments. Management expects to realize annual savings that approximate the amount of the charge and intends to reinvest these savings primarily in additional headcount to support and drive its solution strategy.
Recent changes in the U.S. political landscape have produced a great amount of rhetoric and debate regarding a wide range of policy options with respect to monetary, regulatory, tax, and trade, amongst others, that may be pursued by the current administration. Any policy changes implemented may have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
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
Accounting Standards Adopted in Fiscal 2017 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; retirement benefits; and litigation. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of the Company.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis, if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill or indefinite-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill or an indefinite-lived intangible asset would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
Although management currently believes that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rate or theoretical royalty rate could cause these assets to be deemed impaired. If this were to occur, the Company would be required to record a non-cash charge to earnings for the write-down in value of such assets, which could have a material adverse effect on the Company’s results of operations and financial position but not its cash flows from operations.

Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $900.9 million as of August 31, 2017. During fiscal 2017, the Company utilized a quantitative assessment of the fair value of goodwill as of June 1, 2017. In determining the fair value of the Company’s reporting unit, the Company used a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth rates. The Company utilized an estimated discount rate of approximately 9% as of June 1, 2017, based on the Capital Asset Pricing Model, which considers the risk-free interest rate, beta, and market risk premium to determine an appropriate discount rate. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in the Company's addressable market, and general economic factors such as credit availability and interest rates. The Company calculated the discounted cash flows attributable to its one reporting unit for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value was estimated at 3% and was primarily based on the Company’s understanding of projections for expected long-term growth in the Company’s addressable market, and historical long-term performance. The quantitative goodwill analysis did not result in an impairment charge. Any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the goodwill impairment analysis.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of seven trade names with an aggregate carrying value of approximately $136.7 million. Management utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in the Company's addressable market, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% and is based primarily on the Company’s understanding of projections for expected long-term growth the Company’s addressable market, and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 9% and 16% as of June 1, 2017, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2017, the Company performed an evaluation of the fair values of its indefinite-lived trade names. The Company’s expected revenues are based on the Company’s fiscal 2018 expectations and recent lighting, controls, and building management solutions market growth estimates for fiscal 2018 through 2022. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2017, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite-lived intangible asset analysis did not result in any impairment charges, as the fair values exceeded the carrying values for each of the trade names. Any reasonably likely change in the assumptions used in the analyses, including revenue growth rates, royalty rates, and discount rates, would not be material to the Company’s financial condition or results of operations.
Definite-Lived Intangible Assets
The Company evaluates the remaining useful lives of its definite-lived intangible assets on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would warrant a revision to the remaining period of amortization. The Company considers each reporting period whether an event occurred or circumstances changed that would more likely than not indicate that the fair value of the definite-lived asset is below its carrying value. The Company recorded no impairment charges for its definite-lived intangible assets during fiscal 2017 or 2016.

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
Retirement Benefits
The Company sponsors domestic and international defined benefit pension plans, defined contribution plans, and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, the rates of increase in employee compensation levels, and, for one international plan, retroactive inflationary adjustments. These assumptions are determined based on Company and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further information on the Company’s plans, including the potential impact of changes to certain of these assumptions.
Share-based Payment Expense
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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2018 tax rate; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes; (h) the Company's projected future capital expenditures and investments; and (j) the Company's expectations about the resolution of trade compliance matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
General.  The Company is exposed to worldwide market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks of the Company.
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2017, the variable-rate debt of the Company was solely comprised of the $4.0 million long-term industrial revenue bond. A 10% increase in market interest rates at August 31, 2017, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 million publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2017 would have decreased the estimated fair value of these debt obligations by approximately $1.8 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2017 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $14 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $17 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $14 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $17 million. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2017, the Company purchased approximately 109,000 tons of steel and aluminum. The Company estimates that approximately 7% of raw materials purchased are petroleum-based and that approximately five million gallons of diesel fuel were consumed in fiscal 2017. Failure to effectively manage future increases in the costs of these items could have an adverse impact on the Company's results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2017, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 26, 2017 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2017 and 2016, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended August 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acuity Brands, Inc. at August 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 26, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
October 26, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acuity Brands, Inc.
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Acuity Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acuity Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acuity Brands, Inc. as of August 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2017 of Acuity Brands, Inc., and our report dated October 26, 2017 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Atlanta, Georgia
October 26, 2017

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$311.1	$413.2
Accounts receivable, less reserve for doubtful accounts of $1.9 and $1.7, respectively	573.3	572.8
Inventories	328.6	295.2
Prepayments and other current assets	32.6	41.7
Total current assets	1,245.6	1,322.9
Property, plant, and equipment, at cost:
Land	22.5	23.1
Buildings and leasehold improvements	180.7	174.4
Machinery and equipment	484.6	448.2
Total property, plant, and equipment	687.8	645.7
Less — Accumulated depreciation and amortization	(400.1)	(377.9)
Property, plant, and equipment, net	287.7	267.8
Goodwill	900.9	947.8
Intangible assets	448.8	381.4
Deferred income taxes	3.4	5.1
Other long-term assets	13.2	23.0
Total assets	$2,899.6	$2,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395.1	$401.0
Current maturities of long-term debt	0.4	0.2
Accrued compensation	41.8	95.2
Other accrued liabilities	163.6	176.1
Total current liabilities	600.9	672.5
Long-term debt	356.5	355.0
Accrued pension liabilities	96.9	119.9
Deferred income taxes	108.2	74.6
Self-insurance reserves	7.9	7.2
Other long-term liabilities	63.6	59.0
Total liabilities	1,234.0	1,288.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,549,840 and 53,415,687 issued, respectively	0.5	0.5
Paid-in capital	881.0	856.4
Retained earnings	1,659.9	1,360.9
Accumulated other comprehensive loss	(99.7)	(139.4)
Treasury stock, at cost — 11,678,002 and 9,679,457 shares, respectively	(776.1)	(418.6)
Total stockholders’ equity	1,665.6	1,659.8
Total liabilities and stockholders’ equity	$2,899.6	$2,948.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2017	2016	2015
Net sales	$3,505.1	$3,291.3	$2,706.7
Cost of products sold	2,023.9	1,855.1	1,561.1
Gross profit	1,481.2	1,436.2	1,145.6
Selling, distribution, and administrative expenses	951.1	946.0	756.9
Special charge	11.3	15.0	12.4
Operating profit	518.8	475.2	376.3
Other expense (income):
Interest expense, net	32.5	32.2	31.5
Miscellaneous (income) expense, net	(6.3)	(1.6)	1.2
Total other expense	26.2	30.6	32.7
Income before provision for income taxes	492.6	444.6	343.6
Provision for income taxes	170.9	153.8	121.5
Net income	$321.7	$290.8	$222.1

Earnings per share:
Basic earnings per share	$7.46	$6.67	$5.13
Basic weighted average number of shares outstanding	43.1	43.5	43.1
Diluted earnings per share	$7.43	$6.63	$5.09
Diluted weighted average number of shares outstanding	43.3	43.8	43.4
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$321.7	$290.8	$222.1
Other comprehensive income (loss) items:
Foreign currency translation adjustments	19.0	(5.6)	(24.0)
Defined benefit plans, net	20.7	(23.4)	(14.5)
Other comprehensive income (loss) items, net of tax	39.7	(29.0)	(38.5)
Comprehensive income	$361.4	$261.8	$183.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended August 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$321.7	$290.8	$222.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	74.6	62.6	45.8
Share-based payment expense	32.0	27.7	18.2
Excess tax benefits from share-based payments	(5.2)	(25.6)	(17.6)
Loss (gain) on the sale or disposal of property, plant, and equipment	0.3	(0.9)	0.7
Asset impairments	—	5.1	—
Deferred income taxes	(7.7)	(8.2)	2.8
Gain on sale of investment in unconsolidated affiliate	(7.2)	—	—
Loss on financial instruments, net	—	—	2.6
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	2.7	(94.6)	(46.1)
Inventories	(32.4)	(24.0)	(15.1)
Prepayments and other current assets	6.0	(10.5)	0.7
Accounts payable	(4.6)	65.3	23.1
Other current liabilities	(63.5)	60.6	59.3
Other	(0.5)	(2.6)	(7.6)
Net cash provided by operating activities	316.2	345.7	288.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(67.3)	(83.7)	(56.5)
Proceeds from sale of property, plant, and equipment	5.5	2.2	1.3
Acquisitions of businesses and intangible assets, net of cash acquired	—	(623.2)	(14.6)
Proceeds from sale of investment in unconsolidated affiliate	13.2	—	—
Other investing activities	(0.2)	—	(2.6)
Net cash used for investing activities	(48.8)	(704.7)	(72.4)
Cash flows from financing activities:
Issuance of long-term debt	1.0	2.5	—
Repurchases of common stock	(357.9)	—	—
Proceeds from stock option exercises and other	3.0	14.2	11.6
Excess tax benefits from share-based payments	5.2	25.6	17.6
Dividends paid	(22.7)	(22.9)	(22.7)
Other financing activities	—	—	(10.4)
Net cash (used for) provided by financing activities	(371.4)	19.4	(3.9)
Effect of exchange rate changes on cash and cash equivalents	1.9	(4.0)	(8.3)
Net change in cash and cash equivalents	(102.1)	(343.6)	204.3
Cash and cash equivalents at beginning of year	413.2	756.8	552.5
Cash and cash equivalents at end of year	$311.1	$413.2	$756.8
Supplemental cash flow information:
Income taxes paid during the period	$173.6	$120.7	$106.3
Interest paid during the period	$33.6	$32.8	$32.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2014	$0.5	$761.5	$893.6	$(71.9)	$(420.2)	$1,163.5
Net income	—	—	222.1	—	—	222.1
Other comprehensive loss	—	—	—	(38.5)	—	(38.5)
Amortization, issuance, and cancellations of restricted stock grants	—	6.4	—	—	—	6.4
Employee stock purchase plan issuances	—	0.5	—	—	—	0.5
Cash dividends of $0.52 per share paid on common stock	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	11.1	—	—	—	11.1
Excess tax benefits from share-based payments	—	17.6	—	—	—	17.6
Balance, August 31, 2015	0.5	797.1	1,093.0	(110.4)	(420.2)	1,360.0
Net income	—	—	290.8	—	—	290.8
Other comprehensive loss	—	—	—	(29.0)	—	(29.0)
Common stock issued from treasury stock for acquisition of business	—	8.4	—	—	1.6	10.0
Amortization, issuance, and cancellations of restricted stock grants	—	11.1	—	—	—	11.1
Employee stock purchase plan issuances	—	0.7	—	—	—	0.7
Cash dividends of $0.52 per share paid on common stock	—	—	(22.9)	—	—	(22.9)
Stock options exercised	—	13.5	—	—	—	13.5
Excess tax benefits from share-based payments	—	25.6	—	—	—	25.6
Balance, August 31, 2016	0.5	856.4	1,360.9	(139.4)	(418.6)	1,659.8
Net income	—	—	321.7	—	—	321.7
Other comprehensive income	—	—	—	39.7	—	39.7
Amortization, issuance, and cancellations of restricted stock grants	—	16.4	—	—	0.4	16.8
Employee stock purchase plan issuances	—	0.9	—	—	—	0.9
Cash dividends of $0.52 per share paid on common stock	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	2.1	—	—	—	2.1
Repurchases of common stock	—	—	—	—	(357.9)	(357.9)
Excess tax benefits from share-based payments	—	5.2	—	—	—	5.2
Balance, August 31, 2017	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”) and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. The Company has one reportable segment serving the North American lighting market and select international markets.
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
Revenue Recognition
The Company records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is received at the customer’s designated site. Provisions for certain rebates, sales incentives, product returns, and discounts to customers are recorded in the same period the related revenue is recorded.
The Company also maintains one-time or ongoing marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Comprehensive Income in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), which in most instances requires such costs be recorded as a reduction of revenue. The liabilities associated with the programs totaled $38.1 million and $41.0 million as of August 31, 2017 and 2016, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
The Company's standard terms and conditions of sale allow returns of certain products within four months of the date of shipment. The Company also provides for limited product return rights to certain distributors and other customers, primarily for slow moving or damaged items subject to certain defined criteria. The limited product return rights generally allow customers to return resalable products purchased within a specified time period and subject to certain limitations, including, at times, when accompanied by a replacement order of equal or greater value. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns primarily based on historical experience, specific notification of pending returns, or contractual terms with the respective customers. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on the Company's operating results in future periods.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is earned on services and the sale of products. Revenue is recognized for the sale of products when the above criteria are met and for services rendered in the period of performance.
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion (less than 4%) of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, (iii) monitoring and lighting control services, and (iv) providing services related to data analytics. Certain agreements for integrated lighting solutions represent multiple-element arrangements that include tangible products as well as services that are essential to the functionality of the solution. These services primarily relate to installation, monitoring, and lighting controls services. All of these elements are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) management estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are recognized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met because the undelivered elements are essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
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
Accounts Receivable
The Company records accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting and building management solutions as well as their dispersion across many different geographic areas. Two customers each accounted for approximately 10% of receivables at August 31, 2017, and no single customer accounted for more than 10% of net sales in fiscal 2017. One customer accounted for approximately 10% of receivables at August 31, 2016, and no single customer accounted for more than 10% of net sales in fiscal 2016. A single customer accounted for approximately 11% of net sales in fiscal 2015.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2017.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	August 31,
	2017	2016
Raw materials, supplies, and work in process(1)	$176.5	$170.3
Finished goods	180.8	145.3
Inventories excluding reserves	357.3	315.6
Less: Reserves	(28.7)	(20.4)
Total inventories	$328.6	$295.2
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process is meaningful information.

Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and could have a material adverse impact on the Company’s operating results in the period the change occurs.
Assets Held for Sale
In accordance with applicable U.S. GAAP, the Company classifies assets as held for sale upon the development of a plan for disposal and ceases the depreciation and amortization of the assets at that date. The Company did not classify any assets as held for sale as of August 31, 2017. As of August 31, 2016, certain property with a carrying value of $5.4 million was classified as held for sale and included within Prepayments and other current assets on the Consolidated Balance Sheets. This property was subsequently sold during the year ended August 31, 2017.
Goodwill and Other Intangibles
Goodwill amounted to $900.9 million and $947.8 million as of August 31, 2017 and 2016, respectively. The change in the carrying amount of goodwill during fiscal 2017 is summarized as follows (in millions):

Balance as of August 31, 2016	$947.8
Adjustments to provisional amounts	(56.5)
Foreign currency translation adjustments	9.6
Balance as of August 31, 2017	$900.9
Summarized information for the Company’s acquired intangible assets is as follows (in millions):

	August 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$124.1	$(51.5)	$112.3	$(39.9)
Trademarks and trade names	27.2	(12.0)	27.2	(10.7)
Distribution network	61.8	(35.2)	61.8	(33.0)
Customer relationships	240.8	(43.1)	157.9	(29.3)
Other	4.6	(4.6)	4.9	(4.8)
Total definite-lived intangible assets	$458.5	$(146.4)	$364.1	$(117.7)
Indefinite-lived trade names	$136.7		$135.0

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The current year increase in the gross carrying amounts for the acquired intangible assets and the decrease in goodwill were due primarily to the finalization of the purchase accounting allocation during the current fiscal year for Juno Lighting LLC (“Juno Lighting”) and DGLogik, Inc. (“DGLogik”) as well as foreign currency translation adjustments. Refer to the Acquisitions and Investments footnote for additional information regarding the purchase price allocations for these acquisitions.
The Company recorded amortization expense of $28.0 million, $21.4 million, and $11.0 million related to intangible assets with finite lives during fiscal 2017, 2016, and 2015, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $26.4 million in fiscal 2018, $26.4 million in fiscal 2019, $26.0 million in fiscal 2020, $25.7 million in fiscal 2021, and $22.3 million in fiscal 2022.
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). Additionally, the Company early adopted Accounting Standards Update (“ASU”), Simplifying the Test for Goodwill Impairment (“ASU 2017-04,”). Refer to the New Accounting Pronouncements footnote for more information regarding the adoption of this standard. The preliminary goodwill impairment step allows for an optional qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test.
The quantitative analysis identifies impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference is recorded. In fiscal 2017, a quantitative fair value analysis, based on discounted future cash flows, was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. During fiscal 2016 and 2015, a qualitative analysis was used to determine the likelihood of impairment. The analysis for goodwill did not result in an impairment charge during fiscal 2017, 2016, or 2015.
The impairment test for indefinite-lived trade names consists of comparing the fair value of an asset with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. The Company estimates the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. The indefinite-lived trade name analysis did not result in an impairment charge for fiscal 2017 or 2015. However, during fiscal 2016, management began to rationalize the Company's portfolio of brands, resulting in the initiation of the phase out of one of the trade names. As a result, during fiscal 2016, the Company recognized an impairment charge of $5.1 million related to this trade name and concluded the trade name is definite-lived. The impairment charge is included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income for the year ended August 31, 2016. The indefinite-lived intangible asset analysis for fiscal 2016 did not result in any other impairment charges, as the fair values exceeded the carrying values for each of the other trade names.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	August 31,
	2017	2016
Deferred contract costs	$6.7	$8.3
Investment in noncontrolling affiliate(1)	—	8.0
Other(2)	6.5	6.7
Total other long-term assets	$13.2	$23.0
_______________________________________

(1)
The Company previously held an equity investment in an unconsolidated affiliate. This strategic investment was less than a 20% ownership interest in the privately-held affiliate, and the Company did not maintain power over or control of the entity. The Company accounted for this investment using the cost method. During fiscal 2017, this investment was sold, resulting in the recognition of a gain of $7.2 million.

(2)
Amounts primarily include deferred debt issuance costs related to the Company's revolving credit facility and company-owned life insurance investments. The Company maintains life insurance policies on 73 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2017.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	August 31,
	2017	2016
Deferred compensation and postretirement benefits other than pensions(1)	$39.7	$37.3
Long-term warranty obligations	10.7	4.9
Unrecognized tax position liabilities, including interest(2)	7.0	6.1
Other(3)	6.2	10.7
Total other long-term liabilities	$63.6	$59.0
_______________________________________

(1)
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

(3)
Amount primarily includes deferred revenue and deferred rent. The balance at August 31, 2016 includes a multi-employer pension plan withdrawal liability of $3.9 million, which was subsequently settled in full during fiscal 2017

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold in the Consolidated Statements of Comprehensive Income. Other shipping and handling costs are included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $138.3 million, $124.0 million, and $105.6 million in fiscal 2017, 2016, and 2015, respectively.
Share-based Payments
The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company accounts for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based payment expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan. The Company recorded $32.0 million, $27.7 million, and $18.2 million of share-based payment expense for the years ended August 31, 2017, 2016, and 2015, respectively. The total income tax benefit recognized for share-based payment arrangements was $11.1 million, $9.6 million, and $6.4 million for the years ended August 31, 2017, 2016, and 2015, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income.
Benefits of tax deductions in excess of recognized share-based payment cost are reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows and amounted to $5.2 million, $25.6 million, and $17.6 million for fiscal 2017, 2016, and 2015, respectively.
See the Share-based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $46.6 million, $41.2 million, and $34.8 million during fiscal 2017, 2016, and 2015, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs. R&D does not include all new product development costs and is included in Selling, distribution, and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. R&D expense amounted to $52.0 million, $47.1 million, and $41.1 million during fiscal 2017, 2016, and 2015, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $18.6 million, $18.4 million, and $12.0 million during fiscal 2017, 2016, and 2015, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.
The following table summarizes the components of interest expense, net (in millions):

	Year Ended August 31,
	2017	2016	2015
Interest expense	$34.1	$33.3	$32.6
Interest income	(1.6)	(1.1)	(1.1)
Interest expense, net	$32.5	$32.2	$31.5
Miscellaneous Expense (Income), Net
Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of income of $0.5 million in

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2017, expense of $0.8 million in fiscal 2016, and expense of $0.7 million in fiscal 2015. During fiscal 2017, the Company recognized a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate, which is reflected within Miscellaneous expense (income), net.
Income Taxes
The Company is taxed at statutory corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.
Foreign Currency Translation
The functional currency for the foreign operations of the Company is the local currency where the foreign operations are domiciled. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income and are excluded from net income.
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive income (loss) during the year ended August 31, 2017 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2016	$(47.7)	$(91.7)	$(139.4)
Other comprehensive income before reclassifications	19.0	12.6	31.6
Amounts reclassified from accumulated other comprehensive loss	—	8.1	8.1
Net current period other comprehensive income	19.0	20.7	39.7
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three years ended August 31, 2017 (in millions):

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended August 31,
	2017			2016			2015
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$19.0	$—	$19.0	$(5.6)	$—	$(5.6)	$(24.0)	$—	$(24.0)
Defined benefit pension plans:
Actuarial gains (losses)	18.3	(5.7)	12.6	(42.2)	13.5	(28.7)	(27.9)	10.7	(17.2)
Amortization of defined benefit pension items:
Prior service cost (1)	3.1	(0.7)	2.4	3.1	(1.1)	2.0	1.4	(0.6)	0.8
Actuarial losses (1)	8.9	(3.2)	5.7	4.9	(1.6)	3.3	4.1	(2.2)	1.9
Total defined benefit plans, net	30.3	(9.6)	20.7	(34.2)	10.8	(23.4)	(22.4)	7.9	(14.5)
Other comprehensive income (loss)	$49.3	$(9.6)	$39.7	$(39.8)	$10.8	$(29.0)	$(46.4)	$7.9	$(38.5)
_______________________________________

(1)	The before tax amount of these other comprehensive income (loss) components is included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

3.    New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2017
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04. This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Adoption of the provisions in ASU 2017-04 is required for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective beginning in the current period. The provisions of ASU 2017-04 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recorded in connection with a business combination and is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company adopted ASU 2015-16 this fiscal year and presented all adjustments to provisional amounts recorded in connection within a business combination in fiscal 2017 prospectively.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company adopted ASU 2015-05 during fiscal 2017. The provisions of ASU 2015-05 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The provisions of ASU 2017-07 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The standard requires that all excess tax benefits and deficiencies currently recorded as additional paid-in capital be prospectively recorded in income tax expense. As such, implementation of this standard could create volatility in the Company's effective income tax rate on a quarter by quarter basis. The volatility in the effective income tax rate is due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company will implement the standard as required in fiscal 2018. Excess tax benefits will be recorded within income tax expense on a prospective basis as required by the standard; however, the Company will elect to present changes to the statement of cash flows on a retrospective basis as allowed by the update in order to maintain comparability between fiscal years.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has an implementation team tasked with identifying potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers. The implementation team reports the findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors (the “Board”) on a quarterly basis. The implementation team has completed its initial phase of contract reviews and continues to evaluate the results of those reviews with respect to potential changes from adopting the new standard on the Company's consolidated financial statements. Management anticipates the most significant changes will relate to additional deferral of revenue recognition for certain services provided and the gross presentation of right of return assets and refund liabilities for sales with a right of return. Based on the current portfolio of the Company's revenue generating activities, these changes are not expected to have a material impact on the Company's consolidated financial condition, results of operations, or cash flows. Additionally, the implementation team is in the process of identifying appropriate changes to the Company's business processes, systems, and controls to support recognition and disclosure under the new standard. Based on the implementation team's current findings and the overall expected immaterial impact of adoption, the implementation team is currently evaluating which adoption method would provide the most meaningful information to the Company's stakeholders. The Company will adopt the requirements of the new standard no later than the effective date of September 1, 2018.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

4.    Acquisitions and Investments
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities for growth through acquisitions and investments. In recent years, the Company has acquired or made investments in a number of businesses that participate in the lighting, building management, and related markets, including the businesses discussed below. The acquisitions and investments were made with the intent to further expand and complement the Company’s lighting and building management solutions portfolio. The purchased companies were fully incorporated into the Company’s operations at their respective acquisition dates. There were no acquisitions during fiscal 2017.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2016 Acquisitions
DGLogik, Inc.
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, a provider of innovative software solutions that enable and visualize the IoT. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California. The operating results of DGLogik have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows.
The Company finalized the acquisition accounting for DGLogik during fiscal 2017, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Juno Lighting LLC
On December 10, 2015, using cash on hand, the Company acquired for approximately $380.0 million all of the equity interests of Juno Lighting, a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.The operating results of Juno Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
Provisional amounts recognized at the acquisition date related to the Juno Lighting acquisition were prospectively adjusted in the second quarter of fiscal 2017 to reflect the finalization of the valuation of customer relationships and certain accrued liabilities. These adjustments resulted in an increase to intangible assets, net of $81.1 million, a decrease to goodwill of $50.5 million, an increase to deferred income tax liabilities of $29.6 million, and a decrease to net operating working capital of $1.0 million in the second quarter. Additionally, the Company recorded $1.5 million of additional amortization expense during fiscal 2017 to reflect the amortization that would have been recognized in previous periods if the adjustment to intangibles was recognized as of the acquisition date. The fair values of assets acquired and liabilities assumed were finalized and reflected on the Consolidated Balance Sheets prospectively as of February 28, 2017.
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
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240.0 million all of the outstanding capital stock of Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, HVAC, access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. The Company finalized the acquisition accounting for Distech Controls during fiscal 2016, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Fiscal 2015 Acquisition
On April 15, 2015, using cash on hand, the Company acquired substantially all of the assets and assumed certain liabilities of ByteLight, Inc. (“ByteLight”), a provider of indoor location software for light-emitting diode (“LED”) lighting. The operating results of ByteLight have been included in the Company's consolidated financial statements since the date of acquisition. Management finalized the acquisition accounting for ByteLight during the fourth quarter of fiscal 2015, and the amounts are reflected in the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Fair Value Measurements
The Company determines fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $311.1 million and $413.2 million as of August 31, 2017 and 2016, respectively.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2017 and 2016 (in millions):

	August 31, 2017		August 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investment in noncontrolling affiliate	$—	$—	$8.0	$14.4
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.1	$379.7	$348.7	$388.8
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank Loans	3.8	3.8	2.5	2.6
Investment in noncontrolling affiliate represents a strategic investment accounted for using the cost method. The Company based the fair value of the investment as of August 31, 2016 on an offer by a third party to purchase the business (Level 3). The Company sold the investment during October 2016, resulting in the recognition of a gain of $7.2 million, which is reflected in Miscellaneous (income) expense, net in the Consolidated Statements of Comprehensive Income.
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2017 based on bonds of similar terms and maturity (Level 2).

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2017 and 2016 (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$223.0	$192.2	$57.3	$49.8
Service cost	3.5	3.6	0.2	0.1
Interest cost	6.9	8.0	1.1	1.7
Actuarial (gain) loss	(10.2)	27.5	(3.2)	17.9
Benefits paid	(7.7)	(8.3)	(1.0)	(3.6)
Other	—	—	(0.9)	(8.6)
Benefit obligation at end of year	215.5	223.0	53.5	57.3
Change in plan assets:
Fair value of plan assets at beginning of year	$128.8	$123.9	$30.3	$32.6
Actual return on plan assets	12.1	7.9	4.1	5.2
Employer contributions	3.6	5.3	1.0	1.1
Benefits paid	(7.7)	(8.3)	(1.0)	(3.6)
Other	—	—	(0.3)	(5.0)
Fair value of plan assets at end of year	136.8	128.8	34.1	30.3
Funded status at the end of year	$(78.7)	$(94.2)	$(19.4)	$(27.0)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(1.2)	$(1.3)	$—	$—
Non-current liabilities	(77.5)	(92.9)	(19.4)	(27.0)
Net amount recognized in Consolidated Balance Sheets	$(78.7)	$(94.2)	$(19.4)	$(27.0)
Accumulated benefit obligation	$215.3	$220.4	$53.5	$57.3
Pre-tax amounts in accumulated other comprehensive income:
Prior service cost	$(7.7)	$(10.8)	$—	$—
Net actuarial loss	(78.7)	(96.9)	(18.2)	(28.2)
Amounts in accumulated other comprehensive income	$(86.4)	$(107.7)	$(18.2)	$(28.2)
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$3.1	$3.1	$—	$—
Net actuarial loss	4.5	5.3	2.2	3.7

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic pension cost for the fiscal years ended August 31, 2017, 2016, and 2015 included the following (in millions):

	Domestic Plans			International Plans
	2017	2016	2015	2017	2016	2015
Service cost	$3.5	$3.6	$3.1	$0.2	$0.1	$0.1
Interest cost	6.9	8.0	6.8	1.1	1.7	1.8
Expected return on plan assets	(9.4)	(9.2)	(9.2)	(1.9)	(1.9)	(1.8)
Amortization of prior service cost	3.1	3.1	1.4	—	—	—
Recognized actuarial loss	5.3	3.0	2.2	3.6	1.9	1.9
Net periodic pension cost	$9.4	$8.5	$4.3	$3.0	$1.8	$2.0
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2017	2016	2017	2016
Discount rate	3.5%	3.2%	2.5%	2.1%
Rate of compensation increase	5.5%	5.5%	3.2%	2.8%
Weighted average assumptions used in computing net periodic benefit cost are as follows:

	Domestic Plans			International Plans
	2017	2016	2015	2017	2016	2015
Discount rate	3.2%	4.3%	4.0%	2.1%	2.1%	3.6%
Expected return on plan assets	7.5%	7.5%	7.5%	6.5%	6.5%	5.6%
Rate of compensation increase	5.5%	5.5%	5.5%	3.2%	2.8%	3.1%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would result in reduced net periodic pension cost of approximately $1.2 million each for the domestic plans and international plans. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.4 million and $0.3 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and adjusted by the Company, if necessary, annually.
The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2017, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2017, the international asset target allocation approximated 62% equity securities, 23% fixed income securities, 10% multi-strategy funds, and 5% real estate securities.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan asset allocation at August 31, 2017 and 2016 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2017	2016	2017	2016
Equity securities	58.1%	55.4%	63.9%	61.1%
Fixed income securities	37.2%	39.1%	23.2%	25.0%
Multi-strategy investments	—%	—%	8.2%	8.9%
Real estate	4.7%	5.5%	4.7%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
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
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2017 and 2016 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2017	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Domestic large cap equity fund	$43.4	$43.4	$—	$—
Foreign equity fund	21.5	21.5	—	—
Real estate fund	6.4	—	—	6.4
Short-term fixed income investments	4.7	4.7	—	—
Fixed-income investments	46.2	—	46.2	—
Collective trust: domestic small cap equities	14.6	—	14.6	—
	$136.8

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2016	(Level 1)	(Level 2)	(Level 3)
Mutual funds:
Domestic large cap equity fund	$46.5	$46.5	$—	$—
Foreign equity fund	12.3	12.3	—	—
Real estate fund	7.1	—	—	7.1
Short-term fixed income investments	6.2	6.2	—	—
Fixed-income investments	44.2	—	44.2	—
Collective trust: Domestic small cap equities	12.5	—	12.5	—
	$128.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2017 and 2016 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2017	(Level 1)	(Level 2)	(Level 3)
Equity securities	$21.8	$—	$21.8	$—
Short-term investments	0.2	0.2	—	—
Real estate fund	1.6	—	—	1.6
Multi-strategy investments	2.8	—	2.8	—
Fixed-income investments	7.7	—	7.7	—
	$34.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2016	(Level 1)	(Level 2)	(Level 3)
Equity securities	$18.5	$—	$18.5	$—
Short-term investments	0.5	0.5	—	—
Real estate fund	1.5	—	—	1.5
Multi-strategy investments	2.7	—	2.7	—
Fixed-income investments	7.1	—	7.1	—
	$30.3
Publicly-traded securities are valued at the last reported sales price on the last business day of the period. Investments traded in the over-the-counter market and listed securities for which no sale was reported on the last day of the period are valued at the last reported bid price.
Investments in real estate are stated at estimated fair values based on the fund management’s valuations and upon appraisal reports prepared periodically by independent real estate appraisers. These investments are classified as Level 3 assets within the fair value hierarchy. The purpose of the appraisal is to estimate the fair value of the real estate as of a specific date based on the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite to a fair sale. Estimated fair value is based on (i) discounted cash flows using certain market assumptions, including holding period, discount rates, capitalization rates, rent and expense growth rates, future capital expenditures, and the ultimate sale of the property at the end of the holding period; (ii) the direct capitalization method; or (iii) the comparable sales method.
The tables below present a rollforward of the domestic and international pension plans’ Level 3 assets for the years ended August 31, 2017 and 2016 (in millions):

	Domestic Real Estate Fund
	Year Ended August 31,
	2017	2016
Balance, beginning of year	$7.1	$6.3
Net unrealized gain relating to instruments still held at the reporting date	0.2	0.5
Shares sold	(1.3)	—
Shares purchased, including from dividend reinvestment	0.4	0.3
Balance, end of year	$6.4	$7.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	International Real Estate Fund
	Year Ended August 31,
	2017	2016
Balance, beginning of year	$1.5	$1.6
Net unrealized loss relating to instruments still held at the reporting date	0.1	(0.1)
Balance, end of year	$1.6	$1.5
The Company expects to contribute approximately $4.0 million and $1.1 million during fiscal 2018 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2018 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31 (in millions):

	Domestic Plans	International Plans
2018	$8.3	$1.0
2019	8.4	1.0
2020	8.6	1.0
2021	12.3	1.1
2022	11.6	1.1
2023-2027	71.1	6.1
Multi-employer Pension Plans
The Company contributes to two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

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

The Company’s contributions to these plans were $0.5 million, $0.7 million, and $0.5 million for the years ended August 31, 2017, 2016, and 2015, respectively. During fiscal 2016, as a result of closing a facility, the Company withdrew from one of these multi-employer pension plans and incurred a withdrawal liability of $3.9 million. During fiscal 2017, the Company early settled this withdrawal liability.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $8.0 million, $6.9 million, and $5.6 million for the years ended August 31, 2017, 2016, and 2015, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2017, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $12.2 million, which represented approximately 3.6% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2017 and 2016 consisted of the following (in millions):

	August 31,
	2017	2016
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	(0.9)	(1.3)
Industrial revenue bond due June 2021	4.0	4.0
Bank loans	3.8	2.5
Total debt outstanding, net of unamortized discount and deferred costs	$356.9	$355.2
Future principal payments of long-term debt are $0.4 million, $0.4 million, $350.5 million, $4.5 million, $0.4 million, and $1.6 million in fiscal 2018, 2019, 2020, 2021, 2022, and after 2022, respectively.
On December 1, 2009, the Company announced a private offering by ABL, Acuity Brands’ wholly-owned principal operating subsidiary, of $350.0 million aggregate principal amount of senior unsecured notes due in fiscal 2020 (the “Unsecured Notes”). The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding,” and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Unsecured Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value for a term of 10 years. Interest on the Unsecured Notes is payable semi-annually on June 15 and December 15. Additionally, the Company capitalized $3.1 million of deferred issuance costs related to the Unsecured Notes that are being amortized over the 10-year term of the Unsecured Notes.
In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Unsecured Notes, ABL and the Guarantors filed a registration statement with the SEC for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Unsecured Notes were exchanged.
The $4.0 million industrial revenue bond matures in June 2021. The interest rate on the $4.0 million bond was approximately 0.9% at August 31, 2017 and 0.7% at August 31, 2016.
The Company also had $3.8 million outstanding under fixed-rate bank loans. These loans have interest rates between 0.8% and 2.0% and mature over 7 to 12 years, subject to monthly or quarterly repayment schedules.
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable on August 27, 2019. The Company had no borrowings outstanding under the Revolving Credit Facility as of August 31, 2017 or August 31, 2016.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company was compliant with all financial covenants under the Revolving Credit Facility as of August 31, 2017. As of August 31, 2017, the Company had outstanding letters of credit totaling $10.3 million, primarily for securing collateral requirements under the Company's casualty insurance programs and providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

8.    Common Stock and Related Matters
Common Stock
Changes in common stock for the years ended August 31, 2017, 2016, and 2015 were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2014	52.6		$0.5
Issuance of restricted stock grants, net of cancellations	0.2		—
Stock options exercised	0.2		—
Balance at August 31, 2015	53.0		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	0.3		—
Balance at August 31, 2016	53.4		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2017	53.5		$0.5
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2017 and 2016, the Company had 11.7 million and 9.7 million repurchased shares recorded as treasury stock at an original repurchase cost of $776.1 million and $418.6 million, respectively.
During the current year, the Company purchased two million shares of the Company’s common stock, which completed the share repurchases previously authorized by the Board. In June 2017, the Board authorized the

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase of an additional two million shares of the Company's outstanding common stock in the future. No shares have been repurchased under the new authorization.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2017 or 2016, and no shares of preferred stock are outstanding.
Earnings per Share
Prior to fiscal 2017, basic earnings per share was computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which was modified to include the effects of all participating securities during the period, as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”). Participating securities included unvested share-based payment awards with a right to receive nonforfeitable dividends. The equity plan approved by stockholders in January 2013 changed the dividend provisions, causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 were not participating securities as prescribed by the two-class method under ASC 260 and were accounted for in the diluted earnings per share calculation described below. Income attributable to participating securities was $0.4 million and $1.0 million for the years ended August 31, 2016 and 2015, respectively.
The impact of participating securities was not material for the year ended August 31, 2017. Therefore, basic earnings per share for this period is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.
The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2017, 2016, and 2015 (in millions, except per share data):

	Year Ended August 31,
	2017	2016	2015
Net income	$321.7	$290.8	$222.1
Basic weighted average shares outstanding	43.1	43.5	43.1
Common stock equivalents	0.2	0.3	0.3
Diluted weighted average shares outstanding	43.3	43.8	43.4
Basic earnings per share	$7.46	$6.67	$5.13
Diluted earnings per share	$7.43	$6.63	$5.09
Stock options of approximately 117,000, 40,000, and 44,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2017, 2016, and 2015, respectively, as the effect of inclusion would have been antidilutive. Restricted stock shares of approximately 99,000, 4,000, and 26,000, were excluded from the diluted earnings per share calculation for the years ended August 31, 2017, 2016, and 2015, respectively, as the effect of inclusion would have been antidilutive.

9.    Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2013, the Company’s stockholders approved the Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (“2012 Plan”). The approval authorized an aggregate of 2.3 million shares for future award grants and allowed 1.7 million shares related to outstanding awards granted under a previous plan to become issuable under the 2012 Plan to the extent that such awards are forfeited, terminated, canceled, or otherwise expire.
Shares available for grant under the 2012 Plan were approximately 1.4 million, 1.6 million, and 1.8 million at August 31, 2017, 2016, and 2015, respectively. Forfeited shares are returned to the pool of shares available for grant.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards
As of August 31, 2017, the Company had approximately 384,000 shares outstanding of restricted stock to officers, directors, and other key employees under the 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $27.2 million, $23.7 million, and $14.8 million in fiscal 2017, 2016, and 2015, respectively.
Activity related to restricted stock awards during the fiscal year ended August 31, 2017 was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2016	0.4	$159.50
Granted	0.1	$239.59
Vested	(0.1)	$138.50
Outstanding at August 31, 2017	0.4	$197.41
As of August 31, 2017, there was $54.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years. The total weighted average fair value of shares vested during the years ended August 31, 2017, 2016, and 2015, was approximately $24.8 million, $18.8 million, and $14.3 million, respectively.
Stock Options
As of August 31, 2017, the Company had approximately 322,000 options outstanding to officers and other key employees under the 2012 Plan. Options issued under the 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $3.6 million, $2.9 million, and $2.4 million in fiscal 2017, 2016, and 2015, respectively.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2017	2016	2015
Dividend yield	0.2%	0.3%	0.4%
Expected volatility	28.5%	30.7%	33.9%
Risk-free interest rate	1.3%	1.4%	1.5%
Expected life of options	4 years	4 years	4 years
Weighted-average fair value of options	$57.40	$52.83	$37.43

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the years ended August 31, 2017, 2016, and 2015 was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2014	0.7		$50.58	0.5		$41.05
Granted	0.1		$135.63
Exercised	(0.3)		$39.35
Outstanding at August 31, 2015	0.5		$71.95	0.3		$51.05
Granted	0.1		$207.80
Exercised	(0.3)		$51.34
Outstanding at August 31, 2016	0.3		$129.85	0.1		$83.89
Granted	—	*	239.76
Exercised	—	*	139.69
Outstanding at August 31, 2017	0.3		156.43	0.2		106.54
Range of option exercise prices:
$40.01 - $100.00 (average life - 5 years)	0.1		$61.59	0.1		$61.59
$100.01 - $160.00 (average life - 6.7 years)	0.1		$121.77	0.1		$117.73
$160.01 - $210.00 (average life - 8.2 years)	0.1		$207.80	—	*	$207.80
$210.01 - $239.76 (average life - 9.1 years)	—	*	$239.76	—		—
___________________________
* Represents shares of less than 0.1 million.

The total intrinsic value of options exercised during the years ended August 31, 2017, 2016, and 2015 was $1.3 million, $50.0 million, and $33.3 million, respectively. As of August 31, 2017, the total intrinsic value of options outstanding was $13.6 million, the total intrinsic value of options expected to vest was $13.6 million, and the total intrinsic value of options exercisable was $12.6 million. As of August 31, 2017, there was $4.8 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2017, approximately 9,000 fully vested share units remain deferred, but undistributed, under the 2012 Plan. There was no compensation expense related to these share units during fiscal years 2017, 2016, and 2015.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan (“2006 Plan”). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan (“2011 Plan”), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Total shares available for issuance under both plans were approximately 390,000 at August 31, 2017, and 400,000 at August 31, 2016 and 2015. As of August 31, 2017, approximately 132,000 share units were deferred, but undistributed, under the

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006 Plan and the 2011 Plan. Compensation expense recognized related to the share units under these plans was $1.2 million, $1.1 million, and $1.0 million in fiscal 2017, 2016, and 2015, respectively.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2017. Employees may participate at their discretion.

10.    Commitments and Contingencies
Self-Insurance
It is the policy of the Company to self-insure, up to certain limits, traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow.
The Company is also self-insured for the majority of its medical benefit plans up to certain limits. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $16.2 million, $14.0 million, $11.9 million, $9.6 million, $6.2 million, and $11.4 million for fiscal 2018, 2019, 2020, 2021, 2022, and after 2022, respectively.
Total rent expense was $20.0 million, $17.6 million, and $16.0 million in fiscal 2017, 2016, and 2015, respectively.
Purchase Obligations
The Company incurs purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2017 include $238.7 million in fiscal 2018. As of August 31, 2017, the Company had no purchase obligations extending beyond August 31, 2018.
Collective Bargaining Agreements
Approximately 76% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 56% of the Company’s work force will expire within one year, primarily due to annual negotiations with unions in Mexico.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Product Warranty and Recall Costs
The Company's products generally have a standard warranty term of five years. The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on historical experience of identified warranty and recall claims. In certain limited cases, the Company has warranty arrangements for terms that exceed the standard term. Given that these longer-term warranties are not included in the Company’s historical experience, the Company utilizes estimated failure rates from industry sources to determine the potential future warranty cost. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products, which may include extended warranties, may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s results of operations and cash flow.
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the fiscal years ended August 31, 2017, 2016, and 2015 are summarized as follows (in millions):

	Year Ended August 31,
	2017	2016	2015
Beginning balance	$15.5	$9.6	$8.5
Warranty and recall costs	41.1	25.7	16.1
Payments and other deductions	(33.3)	(20.8)	(15.0)
Acquired warranty and recall liabilities	—	1.0	—
Ending balance	$23.3	$15.5	$9.6
Trade Compliance Matters
In the course of routine reviews of import and export activity, the Company determined that it misclassified and/or inaccurately valued certain international shipments of products. The Company is conducting a detailed review of this activity to determine the extent of any liabilities and the appropriate remedial measures. At this time, the Company is unable to determine the likelihood or amount of any loss associated with these shipments.

11.    Special Charge
During the year ended August 31, 2017, the Company recognized pre-tax special charges of $11.3 million, which consisted primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company’s operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments. During fiscal 2016, the Company recognized pre-tax special charges of $15.0 million. These charges related primarily to the Company's continued efforts to integrate recent acquisitions and to streamline the organization by realigning certain responsibilities primarily within various SD&A departments, as well as the consolidation of certain production activities. The Company expects that these actions to streamline its business activities, in addition to those taken in previous fiscal years, will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
The details of the special charges during the years ended August 31, 2017 and 2016 are summarized as follows (in millions):

	Year Ended August 31,
	2017	2016
Severance and employee-related costs	$11.2	$9.9
Lease termination and other costs	0.1	5.1
Total special charges	$11.3	$15.0
As of August 31, 2017, remaining reserves were $12.6 million and are included in Accrued compensation and Other long-term liabilities in the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2017 are summarized as follows (in millions):

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2017 Actions	Fiscal 2016 Actions	Fiscal 2015 Actions	Total
Balance as of August 31, 2016	$—	$6.4	$0.2	$6.6
Severance costs	12.2	(1.0)	—	$11.2
Lease termination costs	—	1.1	—	$1.1
Payments made during the period	(1.0)	(5.1)	(0.2)	$(6.3)
Balance as of August 31, 2017	$11.2	$1.4	$—	$12.6

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
The provision for income taxes consists of the following components (in millions):

	Year Ended August 31,
	2017	2016	2015
Provision for current federal taxes	$151.2	$139.6	$101.5
Provision for current state taxes	20.4	17.6	13.1
Provision for current foreign taxes	7.0	5.1	4.3
(Benefit) provision for deferred taxes	(7.7)	(8.5)	2.6
Total provision for income taxes	$170.9	$153.8	$121.5
A reconciliation of the provision at the federal statutory rate to the total provision for income taxes is as follows (in millions):

	Year Ended August 31,
	2017	2016	2015
Federal income tax computed at statutory rate	$172.4	$155.6	$120.3
State income tax, net of federal income tax benefit	12.2	11.0	8.6
Foreign permanent differences and rate differential	(1.6)	(2.0)	(1.4)
Other, net	(12.1)	(10.8)	(6.0)
Total provision for income taxes	$170.9	$153.8	$121.5
Components of the net deferred income tax liabilities at August 31, 2017 and 2016 include (in millions):

	August 31,
	2017	2016
Deferred income tax liabilities:
Depreciation	$(20.0)	$(22.5)
Goodwill and intangibles	(194.9)	(161.6)
Other liabilities	(4.0)	(3.7)
Total deferred income tax liabilities	(218.9)	(187.8)
Deferred income tax assets:
Self-insurance	4.1	4.0
Pension	33.7	41.7
Deferred compensation	32.9	28.9
Net operating losses	13.7	14.3
Other accruals not yet deductible	33.3	33.5
Other assets	10.6	12.3
Total deferred income tax assets	128.3	134.7
Valuation allowance	(14.2)	(16.4)
Net deferred income tax liabilities	$(104.8)	$(69.5)
The Company currently intends to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries unless it is determined future repatriation would give rise to little or no net tax costs. Undistributed earnings amounted to $96.7 million at August 31, 2017; however, this amount could fluctuate due to changes in business, economic, or other conditions. Undistributed earnings is the most significant component of the basis difference, which is indefinitely reinvested. If these undistributed earnings were distributed to the U.S. in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liabilities related to these earnings or investments is not practicable.
At August 31, 2017, the Company had state tax credit carryforwards of approximately $0.9 million, which will expire beginning in 2018. At August 31, 2017, the Company had federal net operating loss carryforwards of $23.3 million that expire beginning in 2030, state net operating loss carryforwards of $9.9 million that begin expiring in 2018, and foreign net operating loss carryforwards of $21.2 million that begin expiring in 2018.
The gross amount of unrecognized tax benefits as of August 31, 2017 and 2016 totaled $6.0 million and $5.2 million, respectively, which includes $4.4 million and $3.9 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2013 or for foreign income tax examinations before 2011. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2017 and 2016 is as follows (in millions):

	Year Ended August 31,
	2017	2016
Unrecognized tax benefits balance at beginning of year	$5.2	$4.5
Additions based on tax positions related to the current year	1.2	1.0
Additions for tax positions of prior years	0.4	0.5
Reductions due to lapse of statute of limitations	(0.8)	(0.8)
Unrecognized tax benefits balance at end of year	$6.0	$5.2

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total accrued interest was $1.0 million and $0.9 million as of August 31, 2017 and 2016, respectively. There were no accruals related to income tax penalties during fiscal 2017. Interest, net of tax benefits, and penalties are included in income tax expense. The classification of interest and penalties did not change during the current fiscal year.

13.    Supplemental Disaggregated Information
The Company has one reportable segment. Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2017, 2016, and 2015. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31 (in millions):

	Year Ended August 31,
	2017	2016	2015
Net sales(1):
Domestic(2)	$3,123.1	$2,928.3	$2,450.1
International	382.0	363.0	256.6
Total	$3,505.1	$3,291.3	$2,706.7
Operating profit:
Domestic(2)	$497.5	$457.6	$364.0
International	21.3	17.6	12.3
Total	$518.8	$475.2	$376.3
Income before provision for income taxes:
Domestic(2)	$478.5	$430.8	$329.4
International	14.1	13.8	14.2
Total	$492.6	$444.6	$343.6
Long-lived assets(3):
Domestic(2)	$252.8	$254.5	$179.6
International	51.5	41.4	25.6
Total	$304.3	$295.9	$205.2
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include amounts for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	At August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$237.7	$—	$—	$73.4	$—	$311.1
Accounts receivable, net	—	494.6	—	78.7	—	573.3
Inventories	—	305.5	—	23.1	—	328.6
Other current assets	1.6	15.8	—	15.2	—	32.6
Total current assets	239.3	815.9	—	190.4	—	1,245.6
Property, plant, and equipment, net	0.2	228.3	—	59.2	—	287.7
Goodwill	—	677.7	2.7	220.5	—	900.9
Intangible assets, net	—	235.5	109.8	103.5	—	448.8
Deferred income taxes	51.6	—	—	8.0	(56.2)	3.4
Other long-term assets	1.5	10.9	—	0.8	—	13.2
Investments in and amounts due from affiliates	1,500.3	330.4	234.2	—	(2,064.9)	—
Total assets	$1,792.9	$2,298.7	$346.7	$582.4	$(2,121.1)	$2,899.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.9	$366.4	$—	$27.8	$—	$395.1
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Accrued liabilities	27.6	138.9	—	38.9	—	205.4
Total current liabilities	28.5	505.3	—	67.1	—	600.9
Long-term debt	—	353.1	—	3.4	—	356.5
Deferred income taxes	—	134.6	—	29.8	(56.2)	108.2
Other long-term liabilities	98.7	49.3	—	20.4	—	168.4
Amounts due to affiliates	—	—	—	128.8	(128.8)	—
Total stockholders’ equity	1,665.7	1,256.4	346.7	332.9	(1,936.1)	1,665.6
Total liabilities and stockholders’ equity	$1,792.9	$2,298.7	$346.7	$582.4	$(2,121.1)	$2,899.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,105.2	$—	$399.9	$—	$3,505.1
Intercompany sales	—	—	49.4	179.2	(228.6)	—
Total sales	—	3,105.2	49.4	579.1	(228.6)	3,505.1
Cost of products sold	—	1,764.5	—	432.8	(173.4)	2,023.9
Gross profit	—	1,340.7	49.4	146.3	(55.2)	1,481.2
Selling, distribution, and administrative expenses	45.0	824.8	3.6	132.8	(55.1)	951.1
Intercompany charges	(56.9)	47.7	—	9.2	—	—
Special charge	—	11.3	—	—	—	11.3
Operating profit	11.9	456.9	45.8	4.3	(0.1)	518.8
Interest expense, net	11.0	16.1	—	5.4	—	32.5
Equity earnings in subsidiaries	(320.9)	(7.7)	—	0.2	328.4	—
Miscellaneous (income) expense, net	—	(8.0)	—	1.7	—	(6.3)
Income (loss) before provision for income taxes	321.8	456.5	45.8	(3.0)	(328.5)	492.6
Provision (benefit) for income taxes	0.1	158.0	15.7	(2.9)	—	170.9
Net income (loss)	321.7	298.5	30.1	(0.1)	(328.5)	321.7

Other comprehensive income (loss) items:
Foreign currency translation adjustments	19.0	19.0	—	—	(19.0)	19.0
Defined benefit pension plans, net	20.7	11.8	—	7.5	(19.3)	20.7
Other comprehensive income items after provision for income taxes	39.7	30.8	—	7.5	(38.3)	39.7
Comprehensive income	$361.4	$329.3	$30.1	$7.4	$(366.8)	$361.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,919.7	$—	$371.6	$—	$3,291.3
Intercompany sales	—	—	47.4	131.2	(178.6)	—
Total sales	—	2,919.7	47.4	502.8	(178.6)	3,291.3
Cost of products sold	—	1,602.2	—	379.3	(126.4)	1,855.1
Gross profit	—	1,317.5	47.4	123.5	(52.2)	1,436.2
Selling, distribution, and administrative expenses	47.2	834.6	3.8	112.6	(52.2)	946.0
Intercompany charges	(59.5)	50.4	—	9.1	—	—
Special charge	—	15.0	—	—	—	15.0
Operating profit	12.3	417.5	43.6	1.8	—	475.2
Interest expense, net	10.5	16.1	—	5.6	—	32.2
Equity earnings in subsidiaries	(289.2)	(3.2)	—	0.2	292.2	—
Miscellaneous income, net	—	—	—	(1.6)	—	(1.6)
Income (loss) before provision for income taxes	291.0	404.6	43.6	(2.4)	(292.2)	444.6
Provision for income taxes	0.2	137.7	15.6	0.3	—	153.8
Net income (loss)	290.8	266.9	28.0	(2.7)	(292.2)	290.8

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(5.6)	(5.6)	—	—	5.6	(5.6)
Defined benefit pension plans, net	(23.4)	(11.4)	—	(9.5)	20.9	(23.4)
Other comprehensive loss items after provision for income taxes	(29.0)	(17.0)	—	(9.5)	26.5	(29.0)
Comprehensive income (loss)	$261.8	$249.9	$28.0	$(12.2)	$(265.7)	$261.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,446.9	$—	$259.8	$—	$2,706.7
Intercompany sales	—	—	41.2	105.5	(146.7)	—
Total sales	—	2,446.9	41.2	365.3	(146.7)	2,706.7
Cost of products sold	—	1,388.0	—	276.5	(103.4)	1,561.1
Gross profit	—	1,058.9	41.2	88.8	(43.3)	1,145.6
Selling, distribution, and administrative expenses	34.0	684.4	4.0	77.8	(43.3)	756.9
Intercompany charges	(45.4)	39.7	—	5.7	—	—
Special charge	—	12.4	—	—	—	12.4
Operating profit	11.4	322.4	37.2	5.3	—	376.3
Interest expense (income), net	9.9	21.8	—	(0.2)	—	31.5
Equity earnings in subsidiaries	(221.2)	(5.2)	—	—	226.4	—
Miscellaneous income, net	—	2.8	—	(1.6)	—	1.2
Income before provision for income taxes	222.7	303.0	37.2	7.1	(226.4)	343.6
Provision for income taxes	0.6	103.5	14.9	2.5	—	121.5
Net income	222.1	199.5	22.3	4.6	(226.4)	222.1

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(24.0)	(24.0)	—	—	24.0	(24.0)
Defined benefit pension plans, net	(14.5)	6.3	—	0.5	(6.8)	(14.5)
Other comprehensive (loss) income items after provision for income taxes	(38.5)	(17.7)	—	0.5	17.2	(38.5)
Comprehensive income	$183.6	$181.8	$22.3	$5.1	$(209.2)	$183.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$241.9	$41.4	$—	$32.9	$—	$316.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(53.1)	—	(14.2)	—	(67.3)
Proceeds from sale of property, plant, and equipment	—	0.2	—	5.3	—	5.5
Proceeds from sale of investment in unconsolidated affiliate	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(39.9)	—	(8.9)	—	(48.8)
Cash flow from financing activities:
Issuance of long-term debt	—	—	—	1.0	—	1.0
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
Repurchases of common stock	(357.9)	—	—	—	—	(357.9)
Excess tax benefits from share-based payments	5.2	—	—	—	—	5.2
Dividends paid	(22.7)	—	—	—	—	(22.7)
Net cash (used for) provided by financing activities	(372.4)	—	—	1.0	—	(371.4)
Effect of exchange rate changes on cash	—	(1.5)	—	3.4	—	1.9
Net change in cash and cash equivalents	(130.5)	—	—	28.4	—	(102.1)
Cash and cash equivalents at beginning of year	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of year	$237.7	$—	$—	$73.4	$—	$311.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$277.0	$54.8	$—	$13.9	$—	$345.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(67.1)	—	(16.6)	—	(83.7)
Proceeds from sale of property, plant, and equipment	—	0.2	—	2.0	—	2.2
Investments in subsidiaries	(405.6)	—	—	—	405.6	—
Acquisitions of businesses and intangible assets	—	(393.9)	—	(229.3)	—	(623.2)
Net cash used for investing activities	(405.6)	(460.8)	—	(243.9)	405.6	(704.7)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	2.5	—	2.5
Proceeds from stock option exercises and other	14.2	—	—	—	—	14.2
Excess tax benefits from share-based payments	25.6	—	—	—	—	25.6
Intercompany capital	—	405.6	—	—	(405.6)	—
Dividends paid	(22.9)	—	—	—	—	(22.9)
Net cash provided by financing activities	16.9	405.6	—	2.5	(405.6)	19.4
Effect of exchange rate changes on cash	—	0.4	—	(4.4)	—	(4.0)
Net change in cash and cash equivalents	(111.7)	—	—	(231.9)	—	(343.6)
Cash and cash equivalents at beginning of year	479.9	—	—	276.9	—	756.8
Cash and cash equivalents at end of year	$368.2	$—	$—	$45.0	$—	$413.2

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2015
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$212.1	$55.2	$—	$21.6	$—	$288.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(41.9)	—	(14.6)	—	(56.5)
Proceeds from sale of property, plant, and equipment	—	1.3	—	—	—	1.3
Investments in subsidiaries	(254.7)	(245.2)	—	—	499.9	—
Acquisitions of businesses and intangible assets	—	(14.6)	—	—	—	(14.6)
Other investing activities	—	(2.6)	—	—	—	(2.6)
Net cash used for investing activities	(254.7)	(303.0)	—	(14.6)	499.9	(72.4)
Cash flows from financing activities:
Proceeds from stock option exercises and other	11.6	—	—	—	—	11.6
Excess tax benefits from share-based payments	17.6	—	—	—	—	17.6
Intercompany capital	—	245.2	—	254.7	(499.9)	—
Dividends paid	(22.7)	—	—	—	—	(22.7)
Other financing activities	—	—	—	(10.4)	—	(10.4)
Net cash provided by (used for) financing activities	6.5	245.2	—	244.3	(499.9)	(3.9)
Effect of exchange rate changes on cash	—	(0.5)	—	(7.8)	—	(8.3)
Net change in cash and cash equivalents	(36.1)	(3.1)	—	243.5	—	204.3
Cash and cash equivalents at beginning of year	516.0	3.1	—	33.4	—	552.5
Cash and cash equivalents at end of year	$479.9	$—	$—	$276.9	$—	$756.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2017
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$851.2	$804.7	$891.6	$957.6
Gross profit	$359.6	$335.8	$378.9	$406.9
Net income	$81.7	$67.3	$82.2	$90.5
Basic earnings per share	$1.87	$1.54	$1.91	$2.16
Diluted earnings per share	$1.86	$1.53	$1.90	$2.15

	Fiscal Year 2016
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$736.6	$777.8	$851.5	$925.5
Gross profit	$319.4	$336.9	$377.9	$402.1
Net income	$68.4	$65.5	$74.0	$82.9
Basic earnings per share	$1.58	$1.50	$1.70	$1.90
Diluted earnings per share	$1.57	$1.49	$1.69	$1.89
Certain amounts in the tables above have been rounded. Accordingly, the sum of the quarters may not be an exact match to the full year amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2017. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2017. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2017 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information
On October 24, 2017, Mark A. Black, Executive Vice President of Acuity Brands, Inc. and President of Acuity Brands Lighting, Inc., notified the Company of his planned retirement in June 2018. Effective December 31, 2017, Mr. Black will step down from his current positions but remain an employee of the Company with a reduced set of responsibilities through the date of his retirement.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2017 Summary Compensation Table, Fiscal 2017 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2017 Year-End, Option Exercises and Stock Vested in Fiscal 2017, Pension Benefits in Fiscal 2017, Fiscal 2017 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 5, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	35
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of August 31, 2017 and 2016	38
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2017, 2016, and 2015	39
	Consolidated Statements of Cash Flows for the years ended August 31, 2017, 2016, and 2015	40
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2017, 2016, and 2015	41
	Notes to Consolidated Financial Statements	42
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	90
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of September 30, 2016.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 5, 2016, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Tax Disaffiliation Agreement, dated as of October 7, 2005, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10 (i)A(17) of the registrant’s Form 10-K as filed with the Commission on November 1, 2005, which is incorporated by reference.
	(2)	Tax Disaffiliation Agreement between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on November 6, 2007, which is incorporated herein by reference.
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
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 28, 2014, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Acuity Brands, Inc. Executives' Deferred Compensation Plan.	Reference is made to Exhibit 10.15 of registrant's Form 8-K as filed with the Commission on December 14, 2001, which is incorporated here in by reference.
	(14)	Amendment No. 1 to Acuity Brands, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(15)	Acuity Brands, Inc. 2002 Executives’ Deferred Compensation Plan as Amended on December 30, 2002 and as Amended and Restated January 1, 2005.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on November 2, 2006, which is incorporated by reference.
(16)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(17)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(26)	Form of Amended and restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(27)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(28)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(29)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(30)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(31)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(33)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(34)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(35)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(36)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(37)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(38)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(40)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(41)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(42)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(43)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(44)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.

(45)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
(46)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(47)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(49)	Acuity Brands, Inc. 2007 Management Compensation and Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(50)	Acuity Brands, Inc. Management Compensation and Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.2 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(51)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(52)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(53)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(54)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(55)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(56)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(57)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(58)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(59)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(57) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.

	(60)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(59) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(61)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
	(62)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
	(63)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
	(64)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(65)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
	(66)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
	(67)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
	(68)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
	(69)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
	(70)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
	(71)	Form of Restricted Stock Award Agreement for U.S. Grantees	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(72)	Form of Restricted Stock Award Agreement for Non-U.S. Grantees	Filed with the Commission as part of this Form 10-K.
	(73)	Form of Nonqualified Stock Option Award Agreement	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(74)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by Vernon J. Nagel.	Filed with the Commission as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Richard K. Reece.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2017, filed on October 26, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2017, 2016, and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2017, 2016, and 2015, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2017, 2016, and 2015 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 26, 2017	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 26, 2017
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 26, 2017
Richard K. Reece

	*	Director	October 26, 2017
W. Patrick Battle

	*	Director	October 26, 2017
Peter C. Browning

	*	Director	October 26, 2017
G. Douglas Dillard, Jr.

	*	Director	October 26, 2017
James H. Hance, Jr.

	*	Director	October 26, 2017
Gordon D. Harnett

	*	Director	October 26, 2017
Robert F. McCullough

	*	Director	October 26, 2017
Julia B. North

	*	Director	October 26, 2017
Dominic J. Pileggi

	*	Director	October 26, 2017
Ray M. Robinson

	*	Director	October 26, 2017
Norman H. Wesley

	*	Director	October 26, 2017
Mary A. Winston

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 26, 2017
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2017, 2016, and 2015
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2017
Reserve for doubtful accounts	$1.7	0.3	0.1	0.2	$1.9
Reserve for estimated product returns, net	$10.9	84.7	—	82.0	$13.6
Reserve for estimated cash discounts	$4.7	29.0	—	29.6	$4.1
Reserve for estimated other deductions	$1.7	20.5	—	18.6	$3.6
Deferred tax asset valuation allowance	$16.4	1.5	(0.6)	3.1	$14.2
Year Ended August 31, 2016
Reserve for doubtful accounts	$1.3	0.3	0.4	0.3	$1.7
Reserve for estimated product returns, net	$6.2	62.6	0.9	58.8	$10.9
Reserve for estimated cash discounts	$3.0	32.0	0.9	31.2	$4.7
Reserve for estimated other deductions	$1.3	11.9	—	11.5	$1.7
Deferred tax asset valuation allowance	$15.0	(0.2)	1.6	—	$16.4
Year Ended August 31, 2015
Reserve for doubtful accounts	$1.9	0.1	—	0.7	$1.3
Reserve for estimated product returns, net	$4.3	44.7	—	42.8	$6.2
Reserve for estimated cash discounts	$2.7	21.7	—	21.4	$3.0
Reserve for estimated other deductions	$1.3	9.1	—	9.1	$1.3
Deferred tax asset valuation allowance	$13.6	(0.4)	1.8	—	$15.0