Form 10-Q
period 2017-11-30
ACUITY BRANDS INC
filed 2018-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017.
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
Common stock — $0.01 par value — 42,158,288 shares as of January 4, 2018.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2017	August 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$428.6	$311.1
Accounts receivable, less reserve for doubtful accounts of $2.0 and $1.9, respectively	514.3	573.3
Inventories	339.6	328.6
Prepayments and other current assets	41.3	32.6
Total current assets	1,323.8	1,245.6
Property, plant, and equipment, at cost:
Land	22.3	22.5
Buildings and leasehold improvements	181.4	180.7
Machinery and equipment	492.9	484.6
Total property, plant, and equipment	696.6	687.8
Less — Accumulated depreciation and amortization	(410.5)	(400.1)
Property, plant, and equipment, net	286.1	287.7
Goodwill	896.5	900.9
Intangible assets, net	439.9	448.8
Deferred income taxes	3.3	3.4
Other long-term assets	11.8	13.2
Total assets	$2,961.4	$2,899.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$364.6	$395.1
Current maturities of long-term debt	0.4	0.4
Accrued compensation	31.2	41.8
Other accrued liabilities	198.7	163.6
Total current liabilities	594.9	600.9
Long-term debt	356.5	356.5
Accrued pension liabilities	95.9	96.9
Deferred income taxes	108.3	108.2
Self-insurance reserves	8.6	7.9
Other long-term liabilities	71.1	63.6
Total liabilities	1,235.3	1,234.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,621,355 and 53,549,840 issued, respectively	0.5	0.5
Paid-in capital	884.3	881.0
Retained earnings	1,725.9	1,659.9
Accumulated other comprehensive loss	(108.6)	(99.7)
Treasury stock, at cost — 11,676,689 and 11,678,002 shares, respectively	(776.0)	(776.1)
Total stockholders’ equity	1,726.1	1,665.6
Total liabilities and stockholders’ equity	$2,961.4	$2,899.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2017	November 30, 2016
Net sales	$842.8	$851.2
Cost of products sold	492.6	491.6
Gross profit	350.2	359.6
Selling, distribution, and administrative expenses	231.4	231.8
Special charge	0.2	1.2
Operating profit	118.6	126.6
Other expense (income):
Interest expense, net	8.1	8.2
Miscellaneous income, net	(0.4)	(7.9)
Total other expense	7.7	0.3
Income before provision for income taxes	110.9	126.3
Provision for income taxes	39.4	44.6
Net income	$71.5	$81.7

Earnings per share:
Basic earnings per share	$1.71	$1.87
Basic weighted average number of shares outstanding	41.9	43.8
Diluted earnings per share	$1.70	$1.86
Diluted weighted average number of shares outstanding	42.1	44.0
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$71.5	$81.7
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(10.5)	(11.9)
Defined benefit pension plans, net of tax	1.6	2.0
Other comprehensive loss, net of tax	(8.9)	(9.9)
Comprehensive income	$62.6	$71.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2017	November 30, 2016
Cash flows from operating activities:
Net income	$71.5	$81.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19.0	17.2
Share-based payment expense	8.5	7.9
Loss on sale or disposal of property, plant, and equipment	0.1	0.1
Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Deferred income taxes	(0.1)	—
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	57.6	47.6
Inventories	(11.1)	(40.3)
Prepayments and other current assets	(9.3)	(10.7)
Accounts payable	(32.5)	(7.2)
Other current liabilities	25.5	(45.7)
Other	10.6	12.4
Net cash provided by operating activities	139.8	55.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10.3)	(19.5)
Proceeds from sale of property, plant, and equipment	—	5.4
Proceeds from sale of investment in unconsolidated affiliate	—	13.0
Net cash used for investing activities	(10.3)	(1.1)
Cash flows from financing activities:
Issuances of long-term debt	—	0.9
Repayments of long-term debt	(0.1)	—
Repurchases of common stock	—	(0.4)
Proceeds from stock option exercises and other	0.8	2.1
Payments for employee taxes on net settlement of equity awards	(6.0)	(11.3)
Dividends paid	(5.5)	(5.8)
Net cash used for financing activities	(10.8)	(14.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(2.2)
Net change in cash and cash equivalents	117.5	38.0
Cash and cash equivalents at beginning of period	311.1	413.2
Cash and cash equivalents at end of period	$428.6	$451.2
Supplemental cash flow information:
Income taxes paid during the period	$2.7	$29.0
Interest paid during the period	$12.7	$12.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”) and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. The Company has one reportable segment serving the North American lighting market and select international markets.
The Consolidated Financial Statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of November 30, 2017, the consolidated comprehensive income for the three months ended November 30, 2017 and 2016, and the consolidated cash flows for the three months ended November 30, 2017 and 2016. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2018.

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
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period. Refer to the New Accounting Pronouncements footnote for additional information regarding retrospective reclassifications related to accounting standards adopted in the current year.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2018
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense, which could create volatility in the Company's effective income tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company adopted ASU 2016-09 effective as of September 1, 2017. Excess tax benefits and deficiencies are recorded within Provision for income taxes within the Consolidated Statements of Comprehensive Income on a prospective basis as required by the standard; however, the Company elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, cash flows from operations for three months ended November 30, 2016 increased $17.1 million, with a corresponding decrease to cash flows from financing activities, compared to amounts previously reported.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company has an implementation team tasked with identifying potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers. The implementation team reports the findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. The implementation team has completed its initial phase of contract reviews and continues to evaluate the results of those reviews with respect to potential changes from adopting the new standard on the Company's consolidated financial statements. Management anticipates the most significant changes will relate to additional deferral of revenue recognition for certain services provided and the gross presentation of right of return assets and refund liabilities for sales with a right of return. Based on the current portfolio of the Company's revenue generating activities, these changes are not expected to have a material impact on the Company's consolidated financial condition, results of operations, or cash flows. Additionally, the implementation team is in the process of identifying appropriate changes to the Company's business processes, systems, and controls to support recognition and disclosure under the new standard. Based on the implementation team's current findings and the overall expected immaterial impact of adoption, the implementation team is currently evaluating which adoption method would provide the most meaningful information to the Company's stakeholders. The Company will adopt the requirements of the new standard no later than the effective date of September 1, 2018.
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
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $428.6 million and $311.1 million as of November 30, 2017 and August 31, 2017, respectively.
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
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at November 30, 2017 and August 31, 2017 (in millions):

	November 30, 2017		August 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.2	$374.1	$349.1	$379.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.7	3.7	3.8	3.8
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of November 30, 2017 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $6.6 million and $5.9 million during the three months ended November 30, 2017 and 2016, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $26.2 million in fiscal 2018, $26.1 million in fiscal 2019, $25.8 million in fiscal 2020, $23.0 million in fiscal 2021, and $21.2 million in fiscal 2022.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The change in the carrying amount of goodwill during the three months ended November 30, 2017 is summarized below (in millions):

Balance at August 31, 2017	$900.9
Foreign currency translation adjustments	(4.4)
Balance at November 30, 2017	$896.5
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	November 30, 2017	August 31, 2017
Raw materials, supplies, and work in process (1)	$176.4	$176.5
Finished goods	193.1	180.8
Inventories excluding reserves	369.5	357.3
Less: Reserves	(29.9)	(28.7)
Total inventories	$339.6	$328.6
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process is meaningful information.

7.	Earnings Per Share
Basic earnings per share for the periods presented is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2017 and 2016 (in millions, except per share data):

	Three Months Ended
	November 30, 2017	November 30, 2016
Net income	$71.5	$81.7
Basic weighted average shares outstanding	41.9	43.8
Common stock equivalents	0.2	0.2
Diluted weighted average shares outstanding	42.1	44.0
Basic earnings per share	$1.71	$1.87
Diluted earnings per share	$1.70	$1.86
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three months ended November 30, 2017 and 2016 as the effect of inclusion would have been antidilutive:

	Three Months Ended
	November 30, 2017	November 30, 2016
Stock options	163,812	81,487
Restricted stock awards	211,576	25,994

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table presents the changes in each component of accumulated other comprehensive income (loss) during the three months ended November 30, 2017 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive loss before reclassifications	(10.5)	—	(10.5)
Amounts reclassified from accumulated other comprehensive income	—	1.6	1.6
Net current period other comprehensive (loss) income	(10.5)	1.6	(8.9)
Balance at November 30, 2017	$(39.2)	$(69.4)	$(108.6)
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three months ended November 30, 2017 and 2016 (in millions):

	Three Months Ended
	November 30, 2017			November 30, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(10.5)	$—	$(10.5)	$(11.9)	$—	$(11.9)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost (1)	0.8	(0.3)	0.5	0.8	(0.3)	0.5
Actuarial losses (1)	1.7	(0.6)	1.1	2.2	(0.7)	1.5
Total defined benefit pension plans, net	2.5	(0.9)	1.6	3.0	(1.0)	2.0
Other comprehensive loss	$(8.0)	$(0.9)	$(8.9)	$(8.9)	$(1.0)	$(9.9)
_______________________________________

(1)
The before tax amount of these other comprehensive income (loss) components is included in net periodic pension cost. See Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable, on August 27, 2019. Generally, amounts outstanding under the Revolving Credit Facility bear interest at a Eurocurrency Rate. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by the Company's leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%. The Company had no borrowings outstanding under the Revolving Credit Facility as of November 30, 2017. Additionally, the Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 million commitment of the lenders under the Revolving Credit Facility.
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
As of November 30, 2017, the Company was in compliance with all financial covenants under the Revolving Credit Facility. As of November 30, 2017, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At November 30, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility.
Long-term Debt
At November 30, 2017, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Unsecured Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.7 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three months ended November 30, 2017 and 2016 (in millions):

	Three Months Ended
	November 30, 2017	November 30, 2016
Interest expense	$8.7	$8.6
Interest income	(0.6)	(0.4)
Interest expense, net	$8.1	$8.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2017, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company's Form 10-K.
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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the three months ended November 30, 2017 and 2016 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2017	November 30, 2016
Beginning balance	$22.0	$15.5
Warranty and recall costs	8.6	9.2
Payments and other deductions	(6.7)	(7.2)
Ending balance	$23.9	$17.5
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. The complaint alleges that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matter described above.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Litigation
The Company is subject to various other legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three months ended November 30, 2017 and 2016 (in millions, except shares):

	Three Months Ended
	November 30, 2017	November 30, 2016
Share-based payment expense	$8.5	$7.9
Shares issued from option exercises	6,156	12,030
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three months ended November 30, 2017 and 2016 included the following components before tax (in millions):

	Three Months Ended
	November 30, 2017	November 30, 2016
Service cost	$0.7	$0.9
Interest cost	2.2	2.0
Expected return on plan assets	(3.1)	(2.8)
Amortization of prior service cost	0.8	0.8
Recognized actuarial loss	1.7	2.2
Net periodic pension cost	$2.3	$3.1
Further details regarding the Company's pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.	Special Charge
During fiscal 2017, the Company recognized pre-tax special charges consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company's operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments. During fiscal 2016, the Company recognized pre-tax special charges primarily related to the Company's continued efforts to integrate recent acquisitions and to streamline the organization by realigning certain responsibilities primarily within various SD&A departments, as well as the consolidation of certain production activities. The Company expects that actions to streamline its business activities taken in previous fiscal years will allow it to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The Company did not initiate any such actions during the first quarter of fiscal 2018.
The details of the special charge during the three months ended November 30, 2017 and 2016 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2017	November 30, 2016
Severance and employee-related costs	$0.2	$(0.2)
Lease termination and other costs	—	1.4
Total special charges	$0.2	$1.2
As of November 30, 2017, remaining restructuring reserves were $10.2 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the three months ended November 30, 2017 are summarized as follows (in millions):

	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Balance at August 31, 2017	$11.2	$1.4	$12.6
Severance costs	0.2	—	0.2
Payments made during the period	(2.1)	(0.5)	(2.6)
Balance at November 30, 2017	$9.3	$0.9	$10.2

14.	Subsequent Events
On December 22, 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”), which is expected to have a materially favorable impact to the Company's net income, cash flows, and diluted earnings per share in future periods. The Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, the Company will be required to evaluate the Act's impact on certain discrete items, including the remeasurement of the Company's net deferred tax liabilities and the taxation of the Company's accumulated unremitted foreign earnings. The Company is currently reviewing the components of the Act and evaluating its impact on its financial position, operations, and future cash flows.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	November 30, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$364.8	$—	$—	$63.8	$—	$428.6
Accounts receivable, net	—	443.5	—	70.8	—	514.3
Inventories	—	314.5	—	25.1	—	339.6
Other current assets	11.0	14.8	—	15.5	—	41.3
Total current assets	375.8	772.8	—	175.2	—	1,323.8
Property, plant, and equipment, net	0.3	227.0	—	58.8	—	286.1
Goodwill	—	677.5	2.7	216.3	—	896.5
Intangible assets, net	—	232.5	108.9	98.5	—	439.9
Deferred income taxes	51.5	—	—	7.9	(56.1)	3.3
Other long-term assets	0.2	9.3	—	2.3	—	11.8
Investments in and amounts due from affiliates	1,469.7	459.4	244.0	—	(2,173.1)	—
Total assets	$1,897.5	$2,378.5	$355.6	$559.0	$(2,229.2)	$2,961.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.3	$340.5	$—	$23.8	$—	$364.6
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	65.5	126.1	—	38.3	—	229.9
Total current liabilities	65.8	466.6	—	62.5	—	594.9
Long-term debt	—	353.2	—	3.3	—	356.5
Deferred income taxes	—	134.6	—	29.8	(56.1)	108.3
Other long-term liabilities	105.6	49.7	—	20.3	—	175.6
Amounts due to affiliates	—	—	—	117.4	(117.4)	—
Total stockholders’ equity	1,726.1	1,374.4	355.6	325.7	(2,055.7)	1,726.1
Total liabilities and stockholders’ equity	$1,897.5	$2,378.5	$355.6	$559.0	$(2,229.2)	$2,961.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$237.7	$—	$—	$73.4	$—	$311.1
Accounts receivable, net	—	494.6	—	78.7	—	573.3
Inventories	—	305.5	—	23.1	—	328.6
Other current assets	1.6	15.8	—	15.2	—	32.6
Total current assets	239.3	815.9	—	190.4	—	1,245.6
Property, plant, and equipment, net	0.2	228.3	—	59.2	—	287.7
Goodwill	—	677.7	2.7	220.5	—	900.9
Intangible assets, net	—	235.5	109.8	103.5	—	448.8
Deferred income taxes	51.6	—	—	8.0	(56.2)	3.4
Other long-term assets	1.5	10.9	—	0.8	—	13.2
Investments in and amounts due from affiliates	1,500.3	330.4	234.2	—	(2,064.9)	—
Total assets	$1,792.9	$2,298.7	$346.7	$582.4	$(2,121.1)	$2,899.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.9	$366.4	$—	$27.8	$—	$395.1
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	27.6	138.9	—	38.9	—	205.4
Total current liabilities	28.5	505.3	—	67.1	—	600.9
Long-term debt	—	353.1	—	3.4	—	356.5
Deferred income taxes	—	134.6	—	29.8	(56.2)	108.2
Other long-term liabilities	98.7	49.3	—	20.4	—	168.4
Amounts due to affiliates	—	—	—	128.8	(128.8)	—
Total stockholders’ equity	1,665.7	1,256.4	346.7	332.9	(1,936.1)	1,665.6
Total liabilities and stockholders’ equity	$1,792.9	$2,298.7	$346.7	$582.4	$(2,121.1)	$2,899.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$744.2	$—	$98.6	$—	$842.8
Intercompany sales	—	—	12.0	43.5	(55.5)	—
Total sales	—	744.2	12.0	142.1	(55.5)	842.8
Cost of products sold	—	429.8	—	104.9	(42.1)	492.6
Gross profit	—	314.4	12.0	37.2	(13.4)	350.2
Selling, distribution, and administrative expenses	12.7	194.7	0.8	36.6	(13.4)	231.4
Intercompany charges	(1.0)	(0.5)	—	1.5	—	—
Special charge	—	0.2	—	—	—	0.2
Operating (loss) profit	(11.7)	120.0	11.2	(0.9)	—	118.6
Interest expense, net	2.7	4.0	—	1.4	—	8.1
Equity earnings in subsidiaries	(80.9)	(1.1)	—	—	82.0	—
Miscellaneous expense (income), net	—	0.8	—	(1.2)	—	(0.4)
Income (loss) before provision for income taxes	66.5	116.3	11.2	(1.1)	(82.0)	110.9
(Benefit) provision for income taxes	(5.0)	42.2	2.2	—	—	39.4
Net income (loss)	71.5	74.1	9.0	(1.1)	(82.0)	71.5

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(10.5)	(10.5)	—	—	10.5	(10.5)
Defined benefit pension plans, net	1.6	1.2	—	0.4	(1.6)	1.6
Other comprehensive (loss) income items, net of tax	(8.9)	(9.3)	—	0.4	8.9	(8.9)
Comprehensive income (loss)	$62.6	$64.8	$9.0	$(0.7)	$(73.1)	$62.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$746.3	$—	$104.9	$—	$851.2
Intercompany sales	—	—	11.5	51.6	(63.1)	—
Total sales	—	746.3	11.5	156.5	(63.1)	851.2
Cost of products sold	—	426.9	—	114.9	(50.2)	491.6
Gross profit	—	319.4	11.5	41.6	(12.9)	359.6
Selling, distribution, and administrative expenses	11.8	199.9	0.9	32.1	(12.9)	231.8
Intercompany charges	(1.2)	0.2	—	1.0	—	—
Special charge	—	1.2	—	—	—	1.2
Operating (loss) profit	(10.6)	118.1	10.6	8.5	—	126.6
Interest expense, net	2.8	4.0	—	1.4	—	8.2
Equity earnings in subsidiaries	(90.4)	(9.1)	—	0.2	99.3	—
Miscellaneous income, net	—	(7.3)	—	(0.6)	—	(7.9)
Income before provision for income taxes	77.0	130.5	10.6	7.5	(99.3)	126.3
(Benefit) provision for income taxes	(4.7)	47.8	0.9	0.6	—	44.6
Net income	81.7	82.7	9.7	6.9	(99.3)	81.7

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.9)	(11.9)	—	—	11.9	(11.9)
Defined benefit pension plans, net	2.0	0.7	—	0.7	(1.4)	2.0
Other comprehensive (loss) income items, net of tax	(9.9)	(11.2)	—	0.7	10.5	(9.9)
Comprehensive income	$71.8	$71.5	$9.7	$7.6	$(88.8)	$71.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$137.8	$5.8	$—	$(3.8)	$—	$139.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(7.2)	—	(3.1)	—	(10.3)
Net cash used for investing activities	—	(7.2)	—	(3.1)	—	(10.3)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.1)	—	(0.1)
Proceeds from stock option exercises and other	0.8	—	—	—	—	0.8
Employee taxes on net settlement of equity awards	(6.0)	—	—	—	—	(6.0)
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net cash used for financing activities	(10.7)	—	—	(0.1)	—	(10.8)
Effect of exchange rates changes on cash	—	1.4	—	(2.6)	—	(1.2)
Net change in cash and cash equivalents	127.1	—	—	(9.6)	—	117.5
Cash and cash equivalents at beginning of period	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of period	$364.8	$—	$—	$63.8	$—	$428.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$36.5	$2.2	$—	$17.1	$—	$55.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(16.5)	—	(3.0)	—	(19.5)
Proceeds from sale of property, plant, and equipment	—	—	—	5.4	—	5.4
Proceeds from sale of investment	—	13.0	—	—	—	13.0
Net cash (used for) provided by investing activities	—	(3.5)	—	2.4	—	(1.1)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	0.9	—	0.9
Proceeds from stock option exercises and other	2.1	—	—	—	—	2.1
Repurchases of common stock	(0.4)	—	—	—	—	(0.4)
Employee taxes on net settlement of equity awards	(11.3)	—	—	—	—	(11.3)
Dividends paid	(5.8)	—	—	—	—	(5.8)
Net cash (used for) provided by financing activities	(15.4)	—	—	0.9	—	(14.5)
Effect of exchange rate changes on cash	—	1.3	—	(3.5)	—	(2.2)
Net change in cash and cash equivalents	21.1	—	—	16.9	—	38.0
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$389.3	$—	$—	$61.9	$—	$451.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of November 30, 2017 and for the three months ended November 30, 2017 and 2016. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. As of November 30, 2017, the Company operates 19 manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base.
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities to expand and enhance its portfolio of solutions. No acquisitions were completed during the first quarter of fiscal 2018 or fiscal 2017.
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
In June 2017, the Board authorized the repurchase of two million shares of the Company's outstanding common stock in the future. The Company expects to repurchase shares on an opportunistic basis. No shares have been purchased under this plan as of November 30, 2017. During fiscal 2018, the Company currently expects to invest approximately two percent of net sales, of which $10.3 million had been invested as of November 30, 2017, in capital expenditures primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, borrowing capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations, capital expenditures, and acquisitions, repurchase Company stock, and pay dividends.

The Company’s cash position at November 30, 2017 was $428.6 million, an increase of $117.5 million from August 31, 2017. During the three months ended November 30, 2017, the Company generated net cash flows from operations of $139.8 million. Cash generated from operating activities, as well as cash on-hand, was used during the current period primarily to fund capital expenditures of $10.3 million, to pay employee taxes on net settlement of equity awards of $6.0 million, and to pay dividends to stockholders of $5.5 million.
The Company generated $139.8 million of cash flow from operating activities during the three months ended November 30, 2017 compared with $55.8 million in the prior-year period, an increase of $84.0 million, due primarily to lower operating working capital requirements, the timing of payments for income taxes, and lower variable incentive compensation payments for prior year performance. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased approximately $14.0 million during the first three months of fiscal 2018 compared to a $0.1 million increase during the first three months of fiscal 2017.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $10.3 million and $19.5 million in the first three months of fiscal 2018 and 2017, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. As noted above, the Company expects to invest approximately two percent of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2018.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding was $356.9 million at November 30, 2017 and August 31, 2017, and consisted primarily of fixed-rate obligations.
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
On August 27, 2014, the Company executed a revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company had no borrowings outstanding under the Revolving Credit Facility as of November 30, 2017. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of November 30, 2017. At November 30, 2017, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of November 30, 2017, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements for more information.
During the first three months of fiscal 2018, the Company’s consolidated stockholders’ equity increased $60.5 million to $1.73 billion at November 30, 2017, from $1.67 billion at August 31, 2017. The increase was due primarily to net income earned in the period, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses, partially offset by the payment of dividends, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.1% and 17.6% at November 30, 2017 and August 31, 2017, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (4.3)% at November 30, 2017 and 2.7% at August 31, 2017.
Dividends
Acuity Brands paid dividends on its common stock of $5.5 million and $5.8 million ($0.13 per share) during the three months ended November 30, 2017 and 2016, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
First Quarter of Fiscal 2018 Compared with First Quarter of Fiscal 2017
The following table sets forth information comparing the components of net income for the three months ended November 30, 2017 and 2016 (in millions except per share data):

	Three Months Ended
	November 30, 2017	November 30, 2016	Increase (Decrease)		Percent Change
Net sales	$842.8	$851.2	$(8.4)		(1.0)%
Cost of products sold	492.6	491.6	1.0		0.2%
Gross profit	350.2	359.6	(9.4)		(2.6)%
Percent of net sales	41.6%	42.2%	(60)	bps
Selling, distribution, and administrative expenses	231.4	231.8	(0.4)		(0.2)%
Special charge	0.2	1.2	(1.0)		NM
Operating profit	118.6	126.6	(8.0)		(6.3)%
Percent of net sales	14.1%	14.9%	(80)	bps
Other (income) expense:
Interest expense, net	8.1	8.2	(0.1)		(1.2)%
Miscellaneous income, net	(0.4)	(7.9)	7.5		NM
Total other expense	7.7	0.3	7.4		NM
Income before provision for income taxes	110.9	126.3	(15.4)		(12.2)%
Percent of net sales	13.2%	14.8%	(160)	bps
Provision for income taxes	39.4	44.6	(5.2)		(11.7)%
Effective tax rate	35.5%	35.3%
Net income	$71.5	$81.7	$(10.2)		(12.5)%
Diluted earnings per share	$1.70	$1.86	$(0.16)		(8.6)%
NM - not meaningful

Net sales were $842.8 million for the three months ended November 30, 2017 compared with $851.2 million reported for the three months ended November 30, 2016, a decrease of $8.4 million, or 1.0%. For the three months ended November 30, 2017, the Company reported net income of $71.5 million, a decrease of $10.2 million, or 12.5%, compared with $81.7 million for the three months ended November 30, 2016. For the first quarter of fiscal 2018, diluted earnings per share decreased 8.6% to $1.70 compared with $1.86 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, and a gain on the sale of an investment in an unconsolidated affiliate. Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the Company's results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	November 30, 2017	November 30, 2016	Increase (Decrease)	Percent Change
Gross profit	$350.2	$359.6
Add-back: Manufacturing inefficiencies (1)	—	1.6
Adjusted gross profit	$350.2	$361.2	$(11.0)	(3.0)%
Percent of net sales	41.6%	42.4%	(80)	bps

Selling, distribution, and administrative expenses	$231.4	$231.8
Less: Amortization of acquired intangible assets	(6.6)	(5.9)
Less: Share-based payment expense	(8.5)	(7.9)
Adjusted selling, distribution, and administrative expenses	$216.3	$218.0	$(1.7)	(0.8)%
Percent of net sales	25.7%	25.6%	10	bps

Operating profit	$118.6	$126.6
Add-back: Amortization of acquired intangible assets	6.6	5.9
Add-back: Share-based payment expense	8.5	7.9
Add-back: Manufacturing inefficiencies (1)	—	1.6
Add-back: Special charges	0.2	1.2
Adjusted operating profit	$133.9	$143.2	$(9.3)	(6.5)%
Percent of net sales	15.9%	16.8%	(90)	bps

Other expense	$7.7	$0.3
Add-back: Gain on sale of investment in unconsolidated affiliate	—	7.2
Adjusted other expense	$7.7	$7.5	$0.2	2.7%

Net income	$71.5	$81.7
Add-back: Amortization of acquired intangible assets	6.6	5.9
Add-back: Share-based payment expense	8.5	7.9
Add-back: Manufacturing inefficiencies (1)	—	1.6
Add-back: Special charges	0.2	1.2
Less: Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Total pre-tax adjustments to net income	15.3	9.4
Income tax effects	(5.3)	(3.3)
Adjusted net income	$81.5	$87.8	$(6.3)	(7.2)%

Diluted earnings per share	$1.70	$1.86
Adjusted diluted earnings per share	$1.94	$2.00	$(0.06)	(3.0)%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.

Net Sales
Net sales for the three months ended November 30, 2017 decreased 1.0% compared with the prior-year period due primarily to an approximately 1% decrease in sales volume and the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 1%, partially offset by the favorable impact from foreign exchange rate changes of approximately 1%. Sales of LED-based products during the first quarter of fiscal 2018 and 2017 accounted for approximately two-thirds of total net sales. Overall sales decreased compared to the prior year due primarily to the expected tepid conditions within the North American non-residential lighting market, as well as declines in the home center/showroom channel and certain international channels. The change in price/mix was due primarily to lower pricing on luminaires, reflecting the decline in certain LED component costs as well as increased competition in more basic, lesser-featured products. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first quarter of fiscal 2018 decreased $9.4 million, or 2.6%, to $350.2 million compared with $359.6 million in the prior-year period. Gross profit margin decreased 60 basis points to 41.6% for the three months ended November 30, 2017 compared with 42.2% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to lower net sales, unfavorable price/mix, and higher input costs for certain commodity-related items, such as steel. These declines were partially offset by lower costs for certain LED components and productivity improvements. Adjusted gross profit for the three months ended November 30, 2017 was $350.2 million (41.6% of net sales) compared with $361.2 million (42.4% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the three months ended November 30, 2017 were $231.4 million compared with $231.8 million in the prior-year period, a decrease of $0.4 million, or 0.2%. The decrease in SD&A expenses was due primarily to lower sales commissions, largely offset by higher salaried employee costs including share-based payment expense and higher amortization of intangible assets. SD&A expenses for the first quarter of fiscal 2018 were 27.5% of net sales compared with 27.2% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2017 were $216.3 million (25.7% of net sales) compared with $218.0 million (25.6% of net sales) in the prior-year period.
The Company recognized pre-tax special charges related to prior fiscal year actions of $0.2 million during the first quarter of fiscal 2018, compared with pre-tax special charges of $1.2 million during the first quarter of fiscal 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2018 was $118.6 million (14.1% of net sales) compared with $126.6 million (14.9% of net sales) for the prior-year period, a decrease of $8.0 million, or 6.3%. The decrease in operating profit was due primarily to a decrease in gross profit, partially offset by lower SD&A expenses and special charges.
Adjusted operating profit decreased by $9.3 million, or 6.5%, to $133.9 million for the first quarter of fiscal 2018 compared with $143.2 million for the first quarter of fiscal 2017. Adjusted operating profit margin decreased 90 basis points to 15.9% for the first quarter of fiscal 2018 compared with 16.8% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.1 million and $8.2 million for the three months ended November 30, 2017 and 2016, respectively. The Company reported net miscellaneous income of $0.4 million and $7.9 million for the three months ended November 30, 2017 and 2016, respectively. Net miscellaneous income for the three months ended November 30, 2016 included a gain of $7.2 million associated with the sale of an investment in an unconsolidated affiliate.

Provision for Income Taxes and Net Income
The Company’s effective income tax rate was 35.5% and 35.3% for the three months ended November 30, 2017 and 2016, respectively.
Net income for the first quarter of fiscal 2018 decreased $10.2 million to $71.5 million from $81.7 million reported for the prior-year period. The decrease in net income resulted primarily from lower operating profit and lower miscellaneous income, partially offset by a smaller provision for income taxes. Diluted earnings per share for the three months ended November 30, 2017 decreased $0.16 to $1.70 compared with diluted earnings per share of $1.86 for the prior-year period.
Adjusted net income for the first quarter of fiscal 2018 was $81.5 million compared with $87.8 million in the prior-year period, which represented an decrease of $6.3 million, or 7.2%. Adjusted diluted earnings per share for the three months ended November 30, 2017 decreased $0.06, or 3.0%, to $1.94 compared with $2.00 for the prior-year period.
Outlook
Management believes that the execution of the Company's strategy will provide opportunities for continued profitable growth. The Company's strategy is to capitalize on market growth opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio combined with its extensive market presence and financial strength.
Management continues to expect the North American lighting market, the Company’s primary market, to experience low-single digit growth for the fiscal 2018 full year, reflecting an expected rebound in the second half of the year. Management does not foresee a meaningful rebound in demand in the near term in certain international markets that the Company serves. In addition, management expects certain headwinds in the home center/showroom channel to continue in the near term, giving way to growth in the second half of calendar 2018 as the Company brings new solutions to key customers and expands its access to market in this important sales channel. Third-party forecasts suggest that softness in demand in the North American lighting market that began in the third calendar quarter of 2016 will continue through the early part of calendar year 2018, followed by improvement in growth rates later in the year. While current quoting activity remains tepid, both short and long-term fundamental drivers of the markets that the Company serves remain positive. Management expects the pricing environment to continue to be challenging in certain portions of the market, particularly for more basic, lesser-featured products sold through certain sales channels. Management continues to accelerate programs to reduce product costs to maintain the Company’s competitiveness and drive improved profitability. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
Management expects the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017, to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. Additionally, positive business sentiment and other favorable aspects of the new tax law could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand in the end-markets that the Company serves. Management currently estimates that the Company’s blended consolidated effective income tax rate (“tax rate”) for full-year fiscal 2018 will approximate 26 to 28% before discrete items, compared with nearly 35% for the prior year. Management also anticipates that the tax rate for the second quarter of fiscal 2018 will be significantly lower than the estimated full-year blended tax rate to cumulatively adjust for the 35.5% tax rate recorded for the first quarter of fiscal 2018. Additionally, management currently estimates the second quarter tax expense to be reduced by approximately $30 million for discrete items, primarily due to a non-cash income tax benefit from the remeasurement of the Company’s net U.S. deferred tax liabilities, partially offset by an unfavorable impact related to the taxation of the Company's accumulated unremitted foreign earnings. Management currently estimates that the fiscal 2019 tax rate will approximate 23 to 25% before discrete items. The aforementioned tax-related estimates may differ from actual results, possibly materially, due to changes in interpretations of the Act and assumptions made by the Company, as well as guidance that may be issued and actions the Company may take as a result of the Act.
Notwithstanding the U.S. Tax Cuts and Jobs Act, a great amount of rhetoric and debate remains regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that may be pursued by the current U.S. Administration. Any additional policy changes that may be implemented could have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
From a longer term perspective, management expects that the Company’s addressable markets have the potential to experience solid growth over the next decade, particularly as energy and environmental concerns come to the forefront along with emerging opportunities for digital lighting to play a key role in the IoT through the use of intelligent networked lighting and building automation systems that can collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. Management remains positive about the future prospects of the Company and its ability to outperform the markets it serves.
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

Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2018 and 2019 tax rates, as well as the impact of the U.S. Tax Cuts and Jobs Act on the Company's financial position, results of operations, and cash flows; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes; (i) the Company's projected future capital expenditures and investments; and (j) the Company's expectations about the resolution of trade compliance matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2017. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2017. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. The complaint alleges that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matter described above.
The Company is subject to various other legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. The Company is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company in future periods. The Company establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2017, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1a. Risk Factors of the Company’s Form 10-K.

Item 5.	Other Information
Results of Annual Stockholders Meeting
At the Company's annual meeting of stockholders held on January 5, 2018, in Atlanta, Georgia, the stockholders considered and voted on the following proposals.
PROPOSAL 1 - Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Peter C. Browning	35,596,102	1,004,180	13,951	2,193,025
G. Douglas Dillard, Jr.	36,215,079	386,875	12,279	2,193,025
Ray M. Robinson	35,832,630	769,306	12,297	2,193,025
Norman H. Wesley	36,342,508	259,586	12,139	2,193,025
Mary A. Winston	36,375,404	226,939	11,890	2,193,025
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: W. Patrick Battle, James H. Hance, Jr. Robert F. McCullough, Julia B. North, Dominic J. Pileggi, and Vernon J. Nagel.
PROPOSAL 2 - Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
38,348,219	443,773	15,266
PROPOSAL 3 - The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
34,382,495	2,050,995	180,743	2,193,025
PROPOSAL 4 - The results of the advisory vote on the frequency of future advisory votes on the compensation of the named executives of the Company were as follows:

1 Year	2 Years	3 Years	Votes Abstained	Broker Non-Votes
34,179,035	113,187	2,230,943	91,068	2,193,025
PROPOSAL 5 - The results of the vote regarding the approval of the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
33,804,368	2,778,791	31,074	2,193,025

PROPOSAL 6 - The results of the vote regarding the approval of the Acuity Brands, Inc. 2017 Management Cash Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
35,752,598	829,739	31,896	2,193,025
PROPOSAL 7 - The results of the shareholder proposal regarding the annual reporting of the Company's environmental, social, and governance policies (“ESG”), performance, and improvement targets were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
17,888,914	18,037,538	687,781	2,193,025
Pursuant to the foregoing votes, the Company's stockholders: (i) elected five directors nominated by the Board of Directors and listed above for a one-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; (iii) approved, on an advisory basis, the Company's named executive officer compensation; (iv) approved an annual frequency, on an advisory basis, for future advisory votes on named executive officer compensation; (v) approved the amended and restated stock incentive plan; (vi) approved the management cash incentive plan, and (vii) did not approve the shareholder proposal regarding annual reporting for ESG policies, performance, and improvement targets.
Additionally, the Board determined that the Company will hold future non-binding, advisory votes of stockholders to approve the compensation of the named executive officers every year, consistent with the results of the vote at the annual meeting of stockholders held on January 5, 2018. This advisory vote will occur annually until the Board otherwise elects a different frequency for such non-binding, advisory votes or until another non-binding, advisory stockholder vote on the frequency of stockholder votes on executive compensation occurs.
The Company expects to publish a policy on sustainability, which it anticipates will be available on the Company’s website in the near future. The policy will describe and formalize the Company's ESG policies, including key performance indicators related to ESG matters that are material to the business.
Declaration of Dividend
On January 5, 2018, the Board declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2018 to stockholders of record on January 22, 2018.
Other Board Matters
On January 5, 2018, the Board reduced the size of the Board from 12 members to 11 members following the retirement of Gordon D. Harnett from the Board effective January 5, 2018. Mr. Harnett advised the Company that his decision to retire did not involve any disagreement with the Company.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Annex A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
	(2)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21,2017, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, filed on January 9, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2018	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2018	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)