Form 10-Q
period 2018-02-28
ACUITY BRANDS INC
filed 2018-04-04
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018.
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
Common stock — $0.01 par value — 40,999,421 shares as of March 29, 2018.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2018	August 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229.8	$311.1
Accounts receivable, less reserve for doubtful accounts of $2.1 and $1.9, respectively	500.2	573.3
Inventories	322.1	328.6
Prepayments and other current assets	41.3	32.6
Total current assets	1,093.4	1,245.6
Property, plant, and equipment, at cost:
Land	22.3	22.5
Buildings and leasehold improvements	183.1	180.7
Machinery and equipment	500.4	484.6
Total property, plant, and equipment	705.8	687.8
Less — Accumulated depreciation and amortization	(423.0)	(400.1)
Property, plant, and equipment, net	282.8	287.7
Goodwill	911.9	900.9
Intangible assets, net	447.5	448.8
Deferred income taxes	3.2	3.4
Other long-term assets	11.7	13.2
Total assets	$2,750.5	$2,899.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341.9	$395.1
Current maturities of long-term debt	0.4	0.4
Accrued compensation	38.2	41.8
Other accrued liabilities	129.1	163.6
Total current liabilities	509.6	600.9
Long-term debt	356.5	356.5
Accrued pension liabilities	94.3	96.9
Deferred income taxes	76.1	108.2
Self-insurance reserves	9.0	7.9
Other long-term liabilities	69.2	63.6
Total liabilities	1,114.7	1,234.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,634,418 and 53,549,840 issued, respectively	0.5	0.5
Paid-in capital	892.5	881.0
Retained earnings	1,828.5	1,659.9
Accumulated other comprehensive loss	(115.4)	(99.7)
Treasury stock, at cost — 12,876,689 and 11,678,002 shares, respectively	(970.3)	(776.1)
Total stockholders’ equity	1,635.8	1,665.6
Total liabilities and stockholders’ equity	$2,750.5	$2,899.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net sales	$832.1	$804.7	$1,674.9	$1,655.9
Cost of products sold	497.2	468.9	989.8	960.5
Gross profit	334.9	335.8	685.1	695.4
Selling, distribution, and administrative expenses	246.3	227.8	477.7	459.6
Special charge	0.6	—	0.8	1.2
Operating profit	88.0	108.0	206.6	234.6
Other expense (income):
Interest expense, net	8.0	8.0	16.1	16.2
Miscellaneous expense (income), net	1.3	0.6	0.9	(7.3)
Total other expense	9.3	8.6	17.0	8.9
Income before income taxes	78.7	99.4	189.6	225.7
Income tax (benefit) expense	(18.2)	32.1	21.2	76.7
Net income	$96.9	$67.3	$168.4	$149.0

Earnings per share:
Basic earnings per share	$2.34	$1.54	$4.05	$3.40
Basic weighted average number of shares outstanding	41.4	43.8	41.6	43.8
Diluted earnings per share	$2.33	$1.53	$4.04	$3.39
Diluted weighted average number of shares outstanding	41.5	44.0	41.7	44.0
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$96.9	$67.3	$168.4	$149.0
Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.5	3.3	(8.0)	(8.6)
Defined benefit pension plans, net of tax	1.8	2.1	3.4	4.1
Other comprehensive income (loss), net of tax	4.3	5.4	(4.6)	(4.5)
Comprehensive income	$101.2	$72.7	$163.8	$144.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$168.4	$149.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38.3	36.5
Share-based payment expense	16.8	16.0
Loss on sale or disposal of property, plant, and equipment	0.1	0.1
Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Deferred income taxes	(32.0)	(2.7)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	73.2	69.7
Inventories	6.8	(59.5)
Prepayments and other current assets	(9.2)	(8.9)
Accounts payable	(54.0)	(32.2)
Other current liabilities	(39.8)	(83.6)
Other	9.7	12.8
Net cash provided by operating activities	178.3	90.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(20.9)	(35.8)
Proceeds from sale of property, plant, and equipment	—	5.4
Acquisition of businesses, net of cash acquired	(26.4)	—
Proceeds from sale of investment in unconsolidated affiliate	—	13.2
Other investing activities	—	(0.2)
Net cash used for investing activities	(47.3)	(17.4)
Cash flows from financing activities:
Issuances of long-term debt	—	0.9
Repayments of long-term debt	(0.2)	—
Repurchases of common stock	(194.3)	(0.4)
Proceeds from stock option exercises and other	1.4	2.3
Payments for employee taxes on net settlement of equity awards	(6.7)	(12.2)
Dividends paid	(10.9)	(11.5)
Net cash used for financing activities	(210.7)	(20.9)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(1.7)
Net change in cash and cash equivalents	(81.3)	50.0
Cash and cash equivalents at beginning of period	311.1	413.2
Cash and cash equivalents at end of period	$229.8	$463.2
Supplemental cash flow information:
Income taxes paid during the period	$80.3	$97.8
Interest paid during the period	$23.4	$22.8
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of February 28, 2018, the consolidated comprehensive income for the three and six months ended February 28, 2018 and 2017, and the consolidated cash flows for the six months ended February 28, 2018 and 2017. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2018.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Acquisitions and Investments
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities for growth through acquisitions and investments. Acquisitions and investments are made with the intent to further expand and complement the Company's portfolio of solutions. There was one acquisition during the six months ended February 28, 2018. No acquisitions occurred during fiscal 2017.
Lucid Design Group, Inc.
On February 12, 2018, using cash on hand, the Company acquired Lucid Design Group, Inc. (“Lucid”). Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings. The operating results of Lucid have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition accounting are reflected in the Consolidated Balance Sheets as of February 28, 2018. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.

4.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2018
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense, which could create volatility in the Company's effective income tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company adopted ASU 2016-09 effective as of September 1, 2017. Excess tax benefits and deficiencies are recorded within Income tax (benefit) expense within the Consolidated Statements of Comprehensive Income on a prospective basis as required by the standard; however, the Company elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, cash flows from operations for the six months ended February 28, 2017 increased $18.4 million, with a corresponding decrease to cash flows from financing activities, compared to amounts previously reported.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “TCJA”) signed into law in December 2017. The Company adopted ASU 2018-02 effective as of the beginning of the current reporting period and recorded a reclassification for the stranded tax effects resulting from the TCJA from Accumulated other comprehensive loss to Retained earnings in the amount of $11.1 million on the Consolidated Balance Sheets during the second quarter of fiscal 2018. Refer to the Income Taxes footnote for further details.
Accounting Standards Yet to Be Adopted
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The provisions of ASU 2017-07 are not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. ASU 2017-01 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of ASU 2017-01 and intends to implement the standard as required in fiscal 2019.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which establishes an optional transition practical expedient when applying the guidance in ASU 2016-02 and has the same effective date as the original standard. The Company is currently evaluating the impact of the provisions of ASU 2016-02 and intends to implement the standard as required in fiscal 2020.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP. Since the issuance of ASU 2014-09, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the effective date. These standards have been collectively codified within Accounting Standards Codification (“ASC") 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASC 606 permits two transition methods: the full retrospective method and the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented with the cumulative effect of applying the standard recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. ASC 606 is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt the requirements of the new standard on September 1, 2018.
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
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $229.8 million and $311.1 million as of February 28, 2018 and August 31, 2017, respectively.
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
Disclosures of fair value information about financial instruments (whether or not recognized in the balance sheet), for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at February 28, 2018 and August 31, 2017 (in millions):

	February 28, 2018		August 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.3	$369.3	$349.1	$379.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.6	3.6	3.8	3.8
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of February 28, 2018 based on bonds of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $6.7 million and $7.8 million during the three months ended February 28, 2018 and 2017, respectively, and $13.3 million and $13.7 million during the six months ended February 28, 2018 and 2017, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $26.3 million in fiscal 2018, $26.0 million in fiscal 2019, $26.0 million in fiscal 2020, $23.1 million in fiscal 2021, and $21.4 million in fiscal 2022.
These projections exclude the impact to amortization expense related to potential intangible assets associated with the Lucid transaction, which is not expected to be material to the Company's operations. The acquisition accounting and the related useful lives and amortization for the Lucid acquisition are preliminary as the Company continues to gather information related to the identification and valuation of intangible assets acquired.
The change in the carrying amount of goodwill during the six months ended February 28, 2018 is summarized below (in millions):

Balance at August 31, 2017	$900.9
Additions from acquired businesses	13.4
Foreign currency translation adjustments	(2.4)
Balance at February 28, 2018	$911.9
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	February 28, 2018	August 31, 2017
Raw materials, supplies, and work in process (1)	$167.5	$176.5
Finished goods	187.2	180.8
Inventories excluding reserves	354.7	357.3
Less: Reserves	(32.6)	(28.7)
Total inventories	$322.1	$328.6
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, the Company does not believe the segregation of raw materials and work in process is meaningful information.

8.	Earnings Per Share
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
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2018 and 2017 (in millions, except per share data):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net income	$96.9	$67.3	$168.4	$149.0
Basic weighted average shares outstanding	41.4	43.8	41.6	43.8
Common stock equivalents	0.1	0.2	0.1	0.2
Diluted weighted average shares outstanding	41.5	44.0	41.7	44.0
Basic earnings per share	$2.34	$1.54	$4.05	$3.40
Diluted earnings per share	$2.33	$1.53	$4.04	$3.39
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and six months ended February 28, 2018 and 2017 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Stock options	189,428	128,867	176,549	105,047
Restricted stock awards	198,186	103,752	216,746	78,188
Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

9.	Changes in Equity
The following table summarizes changes in the components of stockholders' equity for the six months ended February 28, 2018 (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2017	41.9	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6
Net income	—	—	—	168.4	—	—	168.4
Other comprehensive loss	—	—	—	—	(4.6)	—	(4.6)
Reclassification of stranded tax effects of the TCJA (1)	—	—	—	11.1	(11.1)	—	—
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	10.1	—	—	0.1	10.2
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.26 per share paid on common stock	—	—	—	(10.9)	—	—	(10.9)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(1.2)	—	—	—	—	(194.3)	(194.3)
Balance, February 28, 2018	40.8	$0.5	$892.5	$1,828.5	$(115.4)	$(970.3)	$1,635.8
_______________________________________

(1)	See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss during the six months ended February 28, 2018 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive loss before reclassifications	(8.0)	—	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	3.4	3.4
Net current period other comprehensive (loss) income	(8.0)	3.4	(4.6)
Reclassification of stranded tax effects of TCJA (1)	—	(11.1)	(11.1)
Balance at February 28, 2018	$(36.7)	$(78.7)	$(115.4)
_______________________________________

(1)	See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and six months ended February 28, 2018 and 2017 (in millions):

	Three Months Ended
	February 28, 2018			February 28, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$2.5	$—	$2.5	$3.3	$—	$3.3
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost (1)	0.8	(0.2)	0.6	0.8	(0.2)	0.6
Actuarial losses (1)	1.7	(0.5)	1.2	2.2	(0.7)	1.5
Total defined benefit pension plans, net	2.5	(0.7)	1.8	3.0	(0.9)	2.1
Other comprehensive income	$5.0	$(0.7)	$4.3	$6.3	$(0.9)	$5.4

	Six Months Ended
	February 28, 2018			February 28, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(8.0)	$—	$(8.0)	$(8.6)	$—	$(8.6)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost (1)	1.6	(0.6)	1.0	1.6	(0.5)	1.1
Actuarial losses (1)	3.4	(1.0)	2.4	4.4	(1.4)	3.0
Total defined benefit pension plans, net	5.0	(1.6)	3.4	6.0	(1.9)	4.1
Other comprehensive loss	$(3.0)	$(1.6)	$(4.6)	$(2.6)	$(1.9)	$(4.5)
_______________________________________

(1)
The before tax amount of these other comprehensive income (loss) components is included in net periodic pension cost. See Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable, on August 27, 2019. Generally, amounts outstanding under the Revolving Credit Facility bear interest at a Eurocurrency Rate. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by the Company's leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%. The Company had no borrowings outstanding under the Revolving Credit Facility as of February 28, 2018. Additionally, the Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 million commitment of the lenders under the Revolving Credit Facility.
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
As of February 28, 2018, the Company was in compliance with all financial covenants under the Revolving Credit Facility. As of February 28, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At February 28, 2018, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility.
Long-term Debt
At February 28, 2018, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Unsecured Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.6 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three and six months ended February 28, 2018 and 2017 (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Interest expense	$8.7	$8.5	$17.4	$17.1
Interest income	(0.7)	(0.5)	(1.3)	(0.9)
Interest expense, net	$8.0	$8.0	$16.1	$16.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2018, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company's Form 10-K.
Trade Compliance Matters
In the course of routine reviews of import and export activity, the Company previously determined that it misclassified and/or inaccurately valued certain international shipments of products. The Company is conducting a detailed review of this activity to determine the extent of any liabilities and the appropriate remedial measures. At this time, the Company is unable to determine the likelihood or amount of any loss associated with these shipments.
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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the six months ended February 28, 2018 and 2017 are summarized as follows (in millions):

	Six Months Ended
	February 28, 2018	February 28, 2017
Beginning balance	$22.0	$15.5
Warranty and recall costs	15.1	15.4
Payments and other deductions	(13.1)	(12.5)
Ending balance	$24.0	$18.4
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. A motion to consolidate the cases has been filed and is presently pending, unopposed. The complaints allege that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult,

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.
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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three and six months ended February 28, 2018 and 2017 (in millions, except shares):

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Share-based payment expense	$8.3	$8.1	$16.8	$16.0
Shares issued from option exercises	3,208	—	9,364	12,030
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and six months ended February 28, 2018 and 2017 included the following components before tax (in millions):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Service cost	$0.7	$0.9	$1.4	$1.8
Interest cost	2.2	2.0	4.4	4.0
Expected return on plan assets	(3.1)	(2.8)	(6.2)	(5.6)
Amortization of prior service cost	0.8	0.8	1.6	1.6
Recognized actuarial loss	1.7	2.2	3.4	4.4
Net periodic pension cost	$2.3	$3.1	$4.6	$6.2
Further details regarding the Company's pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

15.	Special Charge
During fiscal 2017, the Company recognized pre-tax special charges consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company's operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments. During fiscal 2016, the Company recognized pre-tax special charges primarily related to the Company's continued efforts to integrate recent acquisitions and to streamline the organization by realigning certain responsibilities primarily within various SD&A departments, as well as the consolidation of certain production activities. The Company did not initiate any such actions during fiscal 2018.
Costs reflected within Special charge on the Consolidated Statements of Income for the three and six months ended February 28, 2018 primarily include severance and employee-related costs for the 2017 initiative. Special charges for the six months ended February 28, 2017 primarily reflect lease termination costs associated with fiscal 2016 actions. No special charges were recorded during the three months ended February 28, 2017.
As of February 28, 2018, remaining restructuring reserves were $9.0 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the six months ended February 28, 2018 are summarized as follows (in millions):

	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Balance at August 31, 2017	$11.2	$1.4	$12.6
Severance costs	0.9	(0.1)	0.8
Payments made during the period	(3.4)	(1.0)	(4.4)
Balance at February 28, 2018	$8.7	$0.3	$9.0

16.	Income Taxes
On December 22, 2017, the President of the United States signed into law the TCJA, which reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 and requires a one-time transition tax on accumulated unremitted foreign earnings. Following the enactment of the TCJA, the Company recognized a provisional tax benefit estimate of $31.2 million within Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income. This provisional amount includes a benefit of $32.3 million to decrease the Company's deferred income taxes to a revised statutory federal rate as well as a current estimate for the provision for unremitted foreign earnings of approximately $1.1 million.
Amounts reflected in the current period are not finalized as the Company continues to evaluate the impact of the TCJA on these components of the Company's ultimate tax liability. Although the Company is able to make a reasonable estimate of the impact of the corporate rate change to its deferred taxes, further evaluation of the TCJA may change the measurement of, or identify new, deferred tax amounts. Additionally, the Company has not completed its analysis of the total post-1986 earnings and profits not previously subject to income taxes, including the determination of amounts

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

held in cash and other certain assets specified by the TCJA. Upon finalization of this calculation, the provisional amount recorded for unremitted foreign earnings may change.
The TCJA also includes a provision for a global intangible low-taxed income (“GILTI”) tax. Companies can either account for taxes on GILTI in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company has not yet made a policy election with respect to its treatment of these taxes.
Additionally, the Company reclassified $11.1 million from Accumulated other comprehensive loss to Retained earnings in relation to the revaluation of deferred tax assets related to the Company's defined benefit plans during the current period.

17.	Supplemental Guarantor Condensed Consolidating Financial Statements
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$142.6	$—	$—	$87.2	$—	$229.8
Accounts receivable, net	—	435.5	—	64.7	—	500.2
Inventories	—	295.6	—	26.5	—	322.1
Other current assets	15.9	13.6	—	11.8	—	41.3
Total current assets	158.5	744.7	—	190.2	—	1,093.4
Property, plant, and equipment, net	0.2	223.4	—	59.2	—	282.8
Goodwill	—	677.9	2.7	231.3	—	911.9
Intangible assets, net	—	229.4	108.1	110.0	—	447.5
Deferred income taxes	35.4	—	—	(0.1)	(32.1)	3.2
Other long-term assets	0.2	9.4	—	2.1	—	11.7
Investments in and amounts due from affiliates	1,553.9	468.9	255.6	—	(2,278.4)	—
Total assets	$1,748.2	$2,353.7	$366.4	$592.7	$(2,310.5)	$2,750.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$317.0	$—	$24.4	$—	$341.9
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	8.9	123.8	—	34.6	—	167.3
Total current liabilities	9.4	440.8	—	59.4	—	509.6
Long-term debt	—	353.3	—	3.2	—	356.5
Deferred income taxes	—	81.3	—	26.9	(32.1)	76.1
Other long-term liabilities	103.0	49.4	—	20.1	—	172.5
Amounts due to affiliates	—	—	—	155.3	(155.3)	—
Total stockholders’ equity	1,635.8	1,428.9	366.4	327.8	(2,123.1)	1,635.8
Total liabilities and stockholders’ equity	$1,748.2	$2,353.7	$366.4	$592.7	$(2,310.5)	$2,750.5

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$740.4	$—	$91.7	$—	$832.1
Intercompany sales	—	—	12.5	41.2	(53.7)	—
Total sales	—	740.4	12.5	132.9	(53.7)	832.1
Cost of products sold	—	440.6	—	95.3	(38.7)	497.2
Gross profit	—	299.8	12.5	37.6	(15.0)	334.9
Selling, distribution, and administrative expenses	11.1	211.7	0.8	37.7	(15.0)	246.3
Intercompany charges	(0.9)	(0.3)	—	1.2	—	—
Special charge	—	0.6	—	—	—	0.6
Operating (loss) profit	(10.2)	87.8	11.7	(1.3)	—	88.0
Interest expense, net	2.6	4.0	—	1.4	—	8.0
Equity earnings in subsidiaries	(106.2)	(1.0)	—	0.1	107.1	—
Miscellaneous expense, net	—	1.2	—	0.1	—	1.3
Income (loss) before income taxes	93.4	83.6	11.7	(2.9)	(107.1)	78.7
Income tax (benefit) expense	(3.5)	(15.0)	0.9	(0.6)	—	(18.2)
Net income (loss)	96.9	98.6	10.8	(2.3)	(107.1)	96.9

Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.5	2.5	—	—	(2.5)	2.5
Defined benefit pension plans, net	1.8	1.3	—	0.5	(1.8)	1.8
Other comprehensive income items, net of tax	4.3	3.8	—	0.5	(4.3)	4.3
Comprehensive income (loss)	$101.2	$102.4	$10.8	$(1.8)	$(111.4)	$101.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$712.7	$—	$92.0	$—	$804.7
Intercompany sales	—	—	11.7	37.0	(48.7)	—
Total sales	—	712.7	11.7	129.0	(48.7)	804.7
Cost of products sold	—	406.8	—	97.7	(35.6)	468.9
Gross profit	—	305.9	11.7	31.3	(13.1)	335.8
Selling, distribution, and administrative expenses	12.6	196.3	0.9	31.0	(13.0)	227.8
Intercompany charges	(0.8)	0.2	—	0.6	—	—
Operating (loss) profit	(11.8)	109.4	10.8	(0.3)	(0.1)	108.0
Interest expense, net	2.7	4.0	—	1.3	—	8.0
Equity earnings in subsidiaries	(76.7)	1.2	—	—	75.5	—
Miscellaneous expense (income), net	—	0.8	—	(0.2)	—	0.6
Income (loss) before income taxes	62.2	103.4	10.8	(1.4)	(75.6)	99.4
Income tax (benefit) expense	(5.1)	32.4	3.8	1.0	—	32.1
Net income (loss)	67.3	71.0	7.0	(2.4)	(75.6)	67.3

Other comprehensive income (loss) items:
Foreign currency translation adjustments	3.3	3.3	—	—	(3.3)	3.3
Defined benefit pension plans, net	2.1	0.7	—	0.7	(1.4)	2.1
Other comprehensive income items, net of tax	5.4	4.0	—	0.7	(4.7)	5.4
Comprehensive income (loss)	$72.7	$75.0	$7.0	$(1.7)	$(80.3)	$72.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,484.6	$—	$190.3	$—	$1,674.9
Intercompany sales	—	—	24.5	84.7	(109.2)	—
Total sales	—	1,484.6	24.5	275.0	(109.2)	1,674.9
Cost of products sold	—	870.4	—	200.2	(80.8)	989.8
Gross profit	—	614.2	24.5	74.8	(28.4)	685.1
Selling, distribution, and administrative expenses	23.8	406.4	1.6	74.3	(28.4)	477.7
Intercompany charges	(1.9)	(0.8)	—	2.7	—	—
Special charge	—	0.8	—	—	—	0.8
Operating (loss) profit	(21.9)	207.8	22.9	(2.2)	—	206.6
Interest expense, net	5.3	8.0	—	2.8	—	16.1
Equity earnings in subsidiaries	(187.1)	(2.1)	—	0.1	189.1	—
Miscellaneous expense (income), net	—	2.0	—	(1.1)	—	0.9
Income (loss) before income taxes	159.9	199.9	22.9	(4.0)	(189.1)	189.6
Income tax (benefit) expense	(8.5)	27.2	3.1	(0.6)	—	21.2
Net income (loss)	168.4	172.7	19.8	(3.4)	(189.1)	168.4

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.0)	(8.0)	—	—	8.0	(8.0)
Defined benefit pension plans, net	3.4	2.5	—	0.9	(3.4)	3.4
Other comprehensive (loss) income items, net of tax	(4.6)	(5.5)	—	0.9	4.6	(4.6)
Comprehensive income (loss)	$163.8	$167.2	$19.8	$(2.5)	$(184.5)	$163.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,459.0	$—	$196.9	$—	$1,655.9
Intercompany sales	—	—	23.2	88.6	(111.8)	—
Total sales	—	1,459.0	23.2	285.5	(111.8)	1,655.9
Cost of products sold	—	833.7	—	212.6	(85.8)	960.5
Gross profit	—	625.3	23.2	72.9	(26.0)	695.4
Selling, distribution, and administrative expenses	24.4	396.2	1.8	63.1	(25.9)	459.6
Intercompany charges	(2.0)	0.4	—	1.6	—	—
Special charge	—	1.2	—	—	—	1.2
Operating (loss) profit	(22.4)	227.5	21.4	8.2	(0.1)	234.6
Interest expense, net	5.5	8.0	—	2.7	—	16.2
Equity earnings in subsidiaries	(167.1)	(7.9)	—	0.2	174.8	—
Miscellaneous income, net	—	(6.5)	—	(0.8)	—	(7.3)
Income before income taxes	139.2	233.9	21.4	6.1	(174.9)	225.7
Income tax (benefit) expense	(9.8)	80.2	4.7	1.6	—	76.7
Net income	149.0	153.7	16.7	4.5	(174.9)	149.0

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.6)	(8.6)	—	—	8.6	(8.6)
Defined benefit pension plans, net	4.1	1.4	—	1.4	(2.8)	4.1
Other comprehensive (loss) income items, net of tax	(4.5)	(7.2)	—	1.4	5.8	(4.5)
Comprehensive income	$144.5	$146.5	$16.7	$5.9	$(169.1)	$144.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$141.8	$14.4	$—	$22.1	$—	$178.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(15.2)	—	(5.7)	—	(20.9)
Investments in subsidiaries	(26.4)	—	—	—	26.4	—
Acquisition of businesses, net of cash acquired	—	—	—	(26.4)	—	(26.4)
Net cash used for investing activities	(26.4)	(15.2)	—	(32.1)	26.4	(47.3)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.2)	—	(0.2)
Proceeds from stock option exercises and other	1.4	—	—	—	—	1.4
Repurchases of common stock	(194.3)	—	—	—	—	(194.3)
Employee taxes on net settlement of equity awards	(6.7)	—	—	—	—	(6.7)
Intercompany capital	—	—	—	26.4	(26.4)	—
Dividends paid	(10.9)	—	—	—	—	(10.9)
Net cash (used for) provided by financing activities	(210.5)	—	—	26.2	(26.4)	(210.7)
Effect of exchange rates changes on cash	—	0.8	—	(2.4)	—	(1.6)
Net change in cash and cash equivalents	(95.1)	—	—	13.8	—	(81.3)
Cash and cash equivalents at beginning of period	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of period	$142.6	$—	$—	$87.2	$—	$229.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 28, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$53.5	$15.8	$—	$20.7	$—	$90.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(29.8)	—	(6.0)	—	(35.8)
Proceeds from sale of property, plant, and equipment	—	—	—	5.4	—	5.4
Proceeds from sale of investment	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(16.8)	—	(0.6)	—	(17.4)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	0.9	—	0.9
Proceeds from stock option exercises and other	2.3	—	—	—	—	2.3
Repurchases of common stock	(0.4)	—	—	—	—	(0.4)
Employee taxes on net settlement of equity awards	(12.2)	—	—	—	—	(12.2)
Dividends paid	(11.5)	—	—	—	—	(11.5)
Net cash (used for) provided by financing activities	(21.8)	—	—	0.9	—	(20.9)
Effect of exchange rate changes on cash	—	1.0	—	(2.7)	—	(1.7)
Net change in cash and cash equivalents	31.7	—	—	18.3	—	50.0
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$399.9	$—	$—	$63.3	$—	$463.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of February 28, 2018 and for the three and six months ended February 28, 2018 and 2017. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. As of February 28, 2018, the Company operates 19 manufacturing facilities and seven distribution facilities along with one warehouse to serve its extensive customer base.
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities to expand and enhance its portfolio of solutions, including the acquisition of Lucid Design Group, Inc. (“Lucid”) on February 12, 2018, using cash on hand. Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings. No acquisitions were completed during fiscal 2017.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations and capital expenditures, pay dividends, repurchase shares, meet its obligations as they become due, and maintain compliance with covenants contained in its financing agreements.
The Company currently expects to invest approximately two percent of net sales in capital expenditures during fiscal 2018. For the first half of fiscal 2018, $20.9 million had been invested, primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities.
In June 2017, the Board of Directors (the “Board”) authorized the repurchase of two million shares of the Company's outstanding common stock in the future. As of February 28, 2018, 1.2 million shares had been purchased under this authorization. In March 2018, the Board authorized the repurchase of six million shares, which includes the remaining 0.8 million shares available for repurchase under the June 2017 authorization. The Company expects to repurchase the shares on an opportunistic basis.
The Company's short-term cash needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding possible acquisitions, and potentially repurchasing up to six million shares of its outstanding common stock as authorized by the Board. Management believes that the Company will be able to meet its liquidity needs over the next 12 months based on its cash on hand, current projections of cash flow from operations, and borrowing availability under existing financing arrangements, as well as potential additional borrowings for stock repurchases. The type of debt instruments, amount, terms, and timing of additional borrowings will be dependent on the extent of share repurchase activity. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support the long-term liquidity needs of the Company.
Cash Flow
The Company uses available cash and cash flow from operations, as well as proceeds from the exercise of stock options, to fund operations, capital expenditures, and acquisitions, repurchase Company stock, and pay dividends.
The Company’s cash position at February 28, 2018 was $229.8 million, a decrease of $81.3 million from August 31, 2017. During the six months ended February 28, 2018, the Company generated net cash flows from operations of $178.3 million. Cash generated from operating activities, as well as cash on-hand, was used during the current period primarily to repurchase 1.2 million shares of the Company's outstanding common stock for $194.3 million, to fund acquisitions of $26.4 million, to fund capital expenditures of $20.9 million, to pay dividends to stockholders of $10.9 million, and to pay employee taxes on the net settlement of equity awards of $6.7 million.
The Company generated $178.3 million of cash flow from operating activities during the six months ended February 28, 2018 compared with $90.0 million in the prior-year period, an increase of $88.3 million, due primarily to lower operating working capital requirements and lower variable incentive payments for prior year performance. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased approximately $26.0 million during the first six months of fiscal 2018 compared to a $22.0 million increase during the first six months of fiscal 2017. Operating working capital during the six months ended February 28, 2018 was favorably impacted by a reduction in inventory, driven primarily by reduced on-hand raw materials and work in process.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $20.9 million and $35.8 million in the first six months of fiscal 2018 and 2017, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. The Company expects to invest approximately two percent of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2018.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding was $356.9 million at February 28, 2018 and August 31, 2017, and consisted primarily of fixed-rate obligations.
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
On August 27, 2014, the Company executed a revolving credit facility (“Revolving Credit Facility”) with a borrowing capacity of $250.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on August 27, 2019. The Company had no borrowings outstanding under the Revolving Credit Facility as of February 28, 2018. The Company was in compliance with all financial covenants under the Revolving Credit Facility as of February 28, 2018. At February 28, 2018, the Company had additional borrowing capacity under the Revolving Credit Facility of $244.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of February 28, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt footnote of the Notes to Consolidated Financial Statements for more information.

During the first six months of fiscal 2018, the Company’s consolidated stockholders’ equity decreased $29.8 million to $1.64 billion at February 28, 2018, from $1.67 billion at August 31, 2017. The decrease was due primarily to share repurchases, the payment of dividends, shares withheld for employee taxes on vested restricted stock grants, and foreign currency translation adjustments, partially offset by net income earned in the period, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.9% and 17.6% at February 28, 2018 and August 31, 2017, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 7.2% at February 28, 2018 and 2.7% at August 31, 2017.
Dividends
Acuity Brands paid dividends on its common stock of $10.9 million and $11.5 million ($0.26 per share) during the six months ended February 28, 2018 and 2017, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Second Quarter of Fiscal 2018 Compared with Second Quarter of Fiscal 2017
The following table sets forth information comparing the components of net income for the three months ended February 28, 2018 and 2017 (in millions except per share data):

	Three Months Ended
	February 28, 2018	February 28, 2017	Increase (Decrease)		Percent Change
Net sales	$832.1	$804.7	$27.4		3.4%
Cost of products sold	497.2	468.9	28.3		6.0%
Gross profit	334.9	335.8	(0.9)		(0.3)%
Percent of net sales	40.2%	41.7%	(150)	bps
Selling, distribution, and administrative expenses	246.3	227.8	18.5		8.1%
Special charge	0.6	—	0.6		NM
Operating profit	88.0	108.0	(20.0)		(18.5)%
Percent of net sales	10.6%	13.4%	(280)	bps
Other expense (income):
Interest expense, net	8.0	8.0	—		—%
Miscellaneous expense, net	1.3	0.6	0.7		NM
Total other expense	9.3	8.6	0.7		NM
Income before income taxes	78.7	99.4	(20.7)		(20.8)%
Percent of net sales	9.5%	12.4%	(290)	bps
Income tax (benefit) expense	(18.2)	32.1	(50.3)		NM
Effective tax rate	(23.1)%	32.3%
Net income	$96.9	$67.3	$29.6		44.0%
Diluted earnings per share	$2.33	$1.53	$0.80		52.3%
NM - not meaningful

Net sales were $832.1 million for the three months ended February 28, 2018 compared with $804.7 million reported for the three months ended February 28, 2017, an increase of $27.4 million, or 3.4%. For the three months ended February 28, 2018, the Company reported net income of $96.9 million, an increase of $29.6 million, or 44.0%, compared with $67.3 million for the three months ended February 28, 2017. For the second quarter of fiscal 2018, diluted earnings per share increased 52.3% to $2.33 compared with $1.53 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition related items, amortization of acquired intangible assets, share-

based payment expense, special charges associated primarily with continued efforts to streamline the organization, and certain discrete income tax benefits of the U.S. Tax Cuts and Jobs Act (the “TCJA”). Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. Primarily due to the impact of the four acquisitions completed during fiscal 2016, the Company experienced noticeable increases in amortization of acquired intangibles, share-based payments used to improve retention and align the interest of key leaders of acquired businesses, and special charges due to activities to streamline and integrate those acquisitions. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the Company's results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	February 28, 2018	February 28, 2017	Increase (Decrease)	Percent Change
Selling, distribution, and administrative expenses	$246.3	$227.8
Less: Amortization of acquired intangible assets	(6.7)	(7.8)
Less: Share-based payment expense	(8.3)	(8.1)
Less: Acquisition-related items (1)	(0.2)	—
Adjusted selling, distribution, and administrative expenses	$231.1	$211.9	$19.2	9.1%
Percent of net sales	27.8%	26.3%	150	bps

Operating profit	$88.0	$108.0
Add-back: Amortization of acquired intangible assets	6.7	7.8
Add-back: Share-based payment expense	8.3	8.1
Add-back: Acquisition-related items (1)	0.2	—
Add-back: Special charge	0.6	—
Adjusted operating profit	$103.8	$123.9	$(20.1)	(16.2)%
Percent of net sales	12.5%	15.4%	(290)	bps

Net income	$96.9	$67.3
Add-back: Amortization of acquired intangible assets	6.7	7.8
Add-back: Share-based payment expense	8.3	8.1
Add-back: Acquisition-related items (1)	0.2	—
Add-back: Special charge	0.6	—
Total pre-tax adjustments to net income	15.8	15.9
Income tax effects	(3.0)	(5.5)
Less: Discrete income tax benefits of the TCJA (2)	(31.2)	—
Adjusted net income	$78.5	$77.7	$0.8	1.0%

Diluted earnings per share	$2.33	$1.53
Adjusted diluted earnings per share	$1.89	$1.77	$0.12	6.8%
______________________________
(1) Acquisition-related items include professional fees.
(2) Discrete income tax benefits of the TCJA include provisional estimates recognized within Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income. See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

Net Sales
Net sales for the three months ended February 28, 2018 increased 3.4% compared with the prior-year period due primarily to an increase of over 6% in sales volume and the favorable impact from foreign exchange rate changes of approximately 1%, partially offset by the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 3.5%. The increase in net sales was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications, partially offset by lower shipments through the home center/showroom sales channel as well as for larger commercial projects due to continued tepid conditions within the North American non-residential lighting market. Unfavorable price/mix reflected changes in both product mix, which included substitutions to certain products with lower price points, and sales channel mix, which included declines in generally higher priced solutions, primarily for larger commercial projects. Price/mix was also impacted by lower pricing on certain luminaires, reflecting the decline in certain LED component costs as well as increased competition in more basic, lesser-featured products. Sales of LED-based products accounted for over two-thirds of total net sales during the second quarter of fiscal 2018 and approximately two-thirds of total net sales during the second quarter of fiscal 2017. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the second quarter of fiscal 2018 decreased $0.9 million, or 0.3%, to $334.9 million compared with $335.8 million in the prior-year period. Gross profit margin decreased 150 basis points to 40.2% for the three months ended February 28, 2018 compared with 41.7% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to unfavorable price/mix, partially offset by higher sales volumes and productivity improvements.
Operating Profit
SD&A expenses for the three months ended February 28, 2018 were $246.3 million compared with $227.8 million in the prior-year period, an increase of $18.5 million, or 8.1%. The increase in SD&A expenses was due primarily to higher employee related costs, including compensation, increased freight charges to support the greater sales volume, and to a lesser degree, certain other operating expenses. SD&A expenses for the second quarter of fiscal 2018 were 29.6% of net sales compared with 28.3% for the prior-year period. Adjusted SD&A expenses for the three months ended February 28, 2018 were $231.1 million (27.8% of net sales) compared with $211.9 million (26.3% of net sales) in the prior-year period.
The Company recognized pre-tax special charges related to prior fiscal year actions of $0.6 million during the second quarter of fiscal 2018. No special charges were recorded during the second quarter of fiscal 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the second quarter of fiscal 2018 was $88.0 million (10.6% of net sales) compared with $108.0 million (13.4% of net sales) for the prior-year period, a decrease of $20.0 million, or 18.5%. The decrease in operating profit was primarily due to the impact of price/mix on gross profit and higher SD&A expenses.
Adjusted operating profit decreased by $20.1 million, or 16.2%, to $103.8 million for the second quarter of fiscal 2018 compared with $123.9 million for the second quarter of fiscal 2017. Adjusted operating profit margin decreased 290 basis points to 12.5% for the second quarter of fiscal 2018 compared with 15.4% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income/expense, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.0 million for both the three months ended February 28, 2018 and 2017. The Company reported net miscellaneous expense of $1.3 million and $0.6 million for the three months ended February 28, 2018 and 2017, respectively.

Income Taxes and Net Income
The Company’s effective income tax rate was (23.1)% and 32.3% for the three months ended February 28, 2018 and 2017, respectively. The effective income rate for the three months ended February 28, 2018 was significantly impacted by the provisional tax benefit estimate of $31.2 million recognized within Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income as a result of the TCJA, which was enacted during the quarter. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. The Company currently estimates that the Company’s blended consolidated effective income tax rate, before any discrete items, will approximate 26% to 28% for the remainder of fiscal 2018 and 23% to 25% for fiscal 2019.
Net income for the second quarter of fiscal 2018 increased $29.6 million to $96.9 million from $67.3 million reported for the prior-year period. The increase in net income resulted primarily from the benefit from income taxes recognized during the quarter related to the TCJA, partially offset by a decrease in operating profit. Diluted earnings per share for the three months ended February 28, 2018 increased $0.80 to $2.33 compared with diluted earnings per share of $1.53 for the prior-year period.
Adjusted net income for the second quarter of fiscal 2018 was $78.5 million compared with $77.7 million in the prior-year period, which represented an increase of $0.8 million, or 1.0%. Adjusted diluted earnings per share for the three months ended February 28, 2018 increased $0.12, or 6.8%, to $1.89 compared with $1.77 for the prior-year period.

First Six Months of Fiscal 2018 Compared with First Six Months of Fiscal 2017
The following table sets forth information comparing the components of net income for the six months ended February 28, 2018 and 2017 (in millions except per share data):

	Six Months Ended
	February 28, 2018	February 28, 2017	Increase (Decrease)		Percent Change
Net sales	$1,674.9	$1,655.9	$19.0		1.1%
Cost of products sold	989.8	960.5	29.3		3.1%
Gross profit	685.1	695.4	(10.3)		(1.5)%
Percent of net sales	40.9%	42.0%	(110)	bps
Selling, distribution, and administrative expenses	477.7	459.6	18.1		3.9%
Special charge	0.8	1.2	(0.4)		NM
Operating profit	206.6	234.6	(28.0)		(11.9)%
Percent of net sales	12.3%	14.2%	(190)	bps
Other expense (income)
Interest expense, net	16.1	16.2	(0.1)		(0.6)%
Miscellaneous expense (income), net	0.9	(7.3)	8.2		NM
Total other expense	17.0	8.9	8.1		NM
Income before income taxes	189.6	225.7	(36.1)		(16.0)%
Percent of net sales	11.3%	13.6%	(230)	bps
Income tax expense	21.2	76.7	(55.5)		NM
Effective tax rate	11.2%	34.0%
Net income	$168.4	$149.0	$19.4		13.0%
Diluted earnings per share	$4.04	$3.39	$0.65		19.2%
NM - not meaningful

Net sales were $1.67 billion for the six months ended February 28, 2018 compared with $1.66 billion reported for the six months ended February 28, 2017, an increase of $19.0 million, or 1.1%. For the six months ended February 28, 2018, the Company reported net income of $168.4 million, an increase of $19.4 million, or 13.0%, compared with $149.0 million for the six months ended February 28, 2017. For the first six months of fiscal 2018, diluted earnings per share increased 19.2% to $4.04 compared with $3.39 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, certain discrete income tax benefits of the TCJA, and the sale of an investment in an unconsolidated affiliate. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted SD&A expenses, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. Amounts in the following table are shown in millions except per share data.

	Six Months Ended
	February 28, 2018	February 28, 2017	Increase (Decrease)	Percent Change
Gross profit	$685.1	$695.4
Add-back: Manufacturing inefficiencies (2)	—	1.6
Adjusted gross profit	$685.1	$697.0	$(11.9)	(1.7)%
Percent of net sales	40.9%	42.1%	(120)	bps

Selling, distribution, and administrative expenses	$477.7	$459.6
Less: Amortization of acquired intangible assets	(13.3)	(13.7)
Less: Share-based payment expense	(16.8)	(16.0)
Less: Acquisition-related items (1)	(0.2)	—
Adjusted selling, distribution, and administrative expenses	$447.4	$429.9	$17.5	4.1%
Percent of net sales	26.7%	26.0%	70	bps

Operating profit	$206.6	$234.6
Add-back: Amortization of acquired intangible assets	13.3	13.7
Add-back: Share-based payment expense	16.8	16.0
Add-back: Acquisition-related items (1)	0.2	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Special charge	0.8	1.2
Adjusted operating profit	$237.7	$267.1	$(29.4)	(11.0)%
Percent of net sales	14.2%	16.1%	(190)	bps

Other expense	$17.0	$8.9
Add-back: Gain on sale of investment in unconsolidated affiliate	—	7.2
Adjusted other expense	$17.0	$16.1	$0.9	5.6%

Net income	$168.4	$149.0
Add-back: Amortization of acquired intangible assets	13.3	13.7
Add-back: Share-based payment expense	16.8	16.0
Add-back: Acquisition-related items (1)	0.2	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Special charge	0.8	1.2
Less: Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Total pre-tax adjustments to net income	31.1	25.3
Income tax effect	(8.3)	(8.8)
Less: Discrete income tax benefits of the TCJA (3)	(31.2)	—
Adjusted net income	$160.0	$165.5	$(5.5)	(3.3)%

Diluted earnings per share	$4.04	$3.39
Adjusted diluted earnings per share	$3.84	$3.76	$0.08	2.1%
______________________________
(1) Acquisition-related items include professional fees.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(3) Discrete income tax benefits of the TCJA include provisional estimates recognized within Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income. See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

Net Sales
Net sales for the six months ended February 28, 2018 increased $19.0 million, or 1.1%, compared with the prior-year period due primarily to an increase in sales volume of approximately 2% and the favorable impact from foreign exchange rate changes of approximately 1%, partially offset by the unfavorable impact of changes in price/mix of approximately 2%. The increase in net sales was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications, partially offset by lower shipments through the home center/showroom sales channel and certain international channels as well as for larger commercial projects due to continued tepid conditions within the North American non-residential lighting market. Unfavorable price/mix reflected changes in both product mix, which included substitutions to certain products with lower price points, and sales channel mix, which included declines in generally higher priced solutions, primarily for commercial projects. Price/mix was also impacted by lower pricing on certain luminaires, reflecting the decline in certain LED component costs as well as increased competition in more basic, lesser-featured products. Sales of LED-based luminaires during the first six months of fiscal 2018 and fiscal 2017 accounted for approximately two-thirds of total net sales. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first six months of fiscal 2018 decreased $10.3 million, or 1.5%, to $685.1 million compared with $695.4 million in the prior-year period. Gross profit margin decreased to 40.9% for the six months ended February 28, 2018 compared with 42.0% in the prior-year period. Gross profit margin was lower than the prior-year period primarily due to unfavorable price/mix and higher input costs for certain materials and commodity-related items, such as steel. These declines were partially offset by higher sales volumes, lower component costs for certain LED fixtures, and productivity improvements. Adjusted gross profit for the six months ended February 28, 2018 was $685.1 million (40.9% of net sales) compared with $697.0 million (42.1% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 28, 2018 were $477.7 million compared with $459.6 million in the prior-year period, an increase of $18.1 million, or 3.9%. The increase in SD&A expenses was primarily due to higher employee related costs, including compensation, increased freight charges to support the greater sales volume, and to a lesser degree, certain other operating expenses. SD&A expenses for the first six months of fiscal 2018 were 28.5% of net sales compared with 27.8% for the prior-year period. Adjusted SD&A expenses for the six months ended February 28, 2018 were $447.4 million (26.7% of net sales) compared with $429.9 million (26.0% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $0.8 million during the first six months of fiscal 2018, compared with a pre-tax special charge of $1.2 million during the first six months of fiscal 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2018 was $206.6 million compared with $234.6 million for the prior-year period, a decrease of $28.0 million, or 11.9%. The decrease in operating profit was due primarily to an increase in SD&A expenses and lower gross profit, partially offset by a lower special charge.
Adjusted operating profit decreased by $29.4 million, or 11.0%, to $237.7 million for the first six months of fiscal 2018 compared with $267.1 million for the first six months of fiscal 2017. Adjusted operating profit margin for the first six months of fiscal 2018 decreased 190 basis points to 14.2% compared with 16.1% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $16.1 million for the six months ended February 28, 2018 compared with $16.2 million for the six months ended February 28, 2017. The Company reported net miscellaneous expense of $0.9 million in the first six months of fiscal 2018 compared with net miscellaneous income of $7.3 million in the prior-year period. Net miscellaneous income for the six months ended February 28, 2017 included a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.

Income Taxes and Net Income
The Company’s effective income tax rate was 11.2% and 34.0% for the six months ended February 28, 2018 and 2017, respectively. The effective income rate for the six months ended February 28, 2018 was significantly impacted by the TCJA, which was enacted during the second quarter. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for the first six months of fiscal 2018 increased $19.4 million to $168.4 million from $149.0 million reported for the prior-year period. The increase in net income resulted primarily from the benefit from income taxes recognized related to the TCJA, partially offset by a decrease in operating profit and lower miscellaneous income. Diluted earnings per share for the six months ended February 28, 2018 increased $0.65 to $4.04 compared with diluted earnings per share of $3.39 for the prior-year period.
Adjusted net income for the first six months of fiscal 2018 was $160.0 million compared with $165.5 million in the prior-year period, which represented a decrease of $5.5 million, or 3.3%. Adjusted diluted earnings per share for the six months ended February 28, 2018 increased $0.08, or 2.1%, to $3.84 compared with $3.76 for the prior-year period.

Outlook
Management continues to believe the execution of the Company's strategy will provide attractive opportunities for profitable growth over the long-term. The Company's strategy is to capitalize on market growth and share gain opportunities by continuing to expand and leverage its industry-leading lighting and building management solutions portfolio, coupled with its extensive market presence and financial strength, to produce attractive financial performance over the long-term. These opportunities include serving its traditional new construction and renovation markets as well as leveraging its unique, technology driven solutions portfolio to capture market share in the nascent, but rapidly growing, market for data capture, analytics, and other services, transforming buildings and campuses from cost centers to strategic assets.
The current weakness in the lighting industry has created a challenging environment for managing for financial performance in the short term while continuing to invest in attractive longer-term opportunities. Third-party forecasts and leading indicators suggest that demand in the North American lighting market, the Company’s primary market, will improve later in calendar 2018; however, management believes existing weak market conditions may persist for the foreseeable near future based on soft order activity in certain sales channels. In addition, management expects headwinds in the home center/showroom channel to continue in the near term, giving way to growth in the second half of calendar 2018 as the Company brings new solutions to key customers and expands its access to market in this important sales channel. While current quoting activity for lighting equipment in portions of the non-residential market remains tepid, particularly for larger projects, both short and long-term fundamental drivers of the markets that the Company serves remain positive. Additionally, the Company continues to see growing demand for its Atrius-based lighting solutions in certain key vertical markets. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
Management expects the pricing environment to continue to be challenging in portions of the market, particularly for more basic, lesser-featured products sold through certain sales channels as well as shifts in product mix, both of which are expected to continue to negatively impact net sales and margins. Management expects to introduce products and solutions to more effectively compete in these portions of the market and to accelerate programs to reduce product and other overhead costs in order to maintain the Company’s competitiveness and drive improved profitability.
Management expects the TCJA that was passed on December 22, 2017, to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. Additionally, positive business sentiment and other favorable aspects of the new tax law could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand in the end-markets that the Company serves. Management currently estimates that the Company’s blended consolidated effective income tax rate (“tax rate”) for full-year fiscal 2018 will approximate 26% to 28% before discrete items, compared with nearly 35% for the prior year. Management currently estimates that the fiscal 2019 tax rate will approximate 23% to 25% before discrete items. The aforementioned tax related estimates may differ from actual results, possibly materially, due to changes in interpretations of the TCJA and assumptions made by the Company, as well as guidance that may be issued and actions the Company may take as a result of the TCJA.

Notwithstanding the TCJA, a great amount of rhetoric and debate remains regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that may be pursued by the U.S. federal government. Any additional policy changes that may be implemented could have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
In light of the current weakness in the lighting industry, balanced against the Company's long-term optimism in its prospects, the Board recently increased the authorization to repurchase up to six million shares, or approximately 15%, of the Company’s outstanding common stock. The Board believes this represents an effective use of the Company's cash flow to generate shareholder value, especially during periods of high stock price volatility. Additionally, the Board believes that repurchases of the Company’s stock support the objective to maximize long-term stockholder value, while continuing to fund investments to better serve its customers, grow its businesses, and improve its operating and financial performance. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. Management believes that repurchasing the full authorization under the program within a twelve-month period would require additional resources beyond the Company’s current available cash and borrowing capacity. Therefore, the Company may increase its leverage to accommodate repurchases at attractive price levels. Under the current authorization, the Company may acquire shares through open market transactions, subject to market conditions and other factors. The Company may also enter into Rule 10b5-1 plans to facilitate open market repurchases. A Rule 10b5-1 plan would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under certain securities laws provided the plan is adopted when the Company is not in possession of material non-public information. Shares repurchased under the authorization may be retired or used for general corporate purposes, which may include transactions related to the Company’s share-based compensation and employee benefit plans.
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

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; impacts of the TCJA; inventory valuation; amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; retirement benefits; and litigation. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board.
There have been no material changes in the Company’s critical accounting estimates during the current period. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Company’s Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, and dividends; (b) expectations about the impact of softness in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2018 and 2019 tax rates, as well as the impact of the TCJA on the Company's financial position, results of operations, and cash flows; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes; (i) the Company's projected future capital expenditures, investments, and share repurchases; and (j) the Company's expectations about the resolution of trade compliance, securities class action, and/or other legal matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.

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
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2018. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2018. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. A motion to consolidate the cases has been filed and is presently pending, unopposed. The complaints allege that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2018, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1a. Risk Factors of the Company’s Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects activity related to equity securities purchased by the Company during the quarter ended February 28, 2018:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2017 through 12/31/2017	—	$—	—	2,000,000
1/1/2018 through 1/31/2018	1,000,000	$164.51	1,000,000	1,000,000
2/1/2018 through 2/28/2018	200,000	$148.72	200,000	800,000
Total	1,200,000	$161.88	1,200,000	800,000
In March 2018, the Board of Directors authorized the repurchase of six million shares, which includes the remaining 0.8 million shares available for repurchase under the June 2017 authorization.

Item 5.	Other Information
Declaration of Dividend
On March 29, 2018, the Board declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2018 to stockholders of record on April 17, 2018.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10(iii)A	(1)	Form of Restricted Stock Award Agreement for U.S. Employees.	Filed with the Commission as part of this Form 10-Q.
	(2)	Form of Restricted Stock Unit Notification and Award Agreement for Non-U.S. Grantees.	Filed with the Commission as part of this Form 10-Q.
	(3)	Form of Restricted Stock Award Agreement for Directors.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, filed on April 4, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 4, 2018	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 4, 2018	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)