Form 10-Q
period 2018-05-31
ACUITY BRANDS INC
filed 2018-07-03
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018.
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
Common stock — $0.01 par value — 40,181,023 shares as of June 29, 2018.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2018	August 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94.3	$311.1
Accounts receivable, less reserve for doubtful accounts of $2.0 and $1.9, respectively	572.6	573.3
Inventories	406.5	328.6
Prepayments and other current assets	32.4	32.6
Total current assets	1,105.8	1,245.6
Property, plant, and equipment, at cost:
Land	22.8	22.5
Buildings and leasehold improvements	187.3	180.7
Machinery and equipment	511.1	484.6
Total property, plant, and equipment	721.2	687.8
Less — Accumulated depreciation and amortization	(433.2)	(400.1)
Property, plant, and equipment, net	288.0	287.7
Goodwill	970.5	900.9
Intangible assets, net	504.6	448.8
Deferred income taxes	3.1	3.4
Other long-term assets	10.4	13.2
Total assets	$2,882.4	$2,899.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464.5	$395.1
Current maturities of long-term debt	1.6	0.4
Accrued compensation	58.4	41.8
Other accrued liabilities	147.6	163.6
Total current liabilities	672.1	600.9
Long-term debt	356.4	356.5
Accrued pension liabilities	86.7	96.9
Deferred income taxes	87.9	108.2
Self-insurance reserves	9.3	7.9
Other long-term liabilities	69.6	63.6
Total liabilities	1,282.0	1,234.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,644,873 and 53,549,840 issued, respectively	0.5	0.5
Paid-in capital	899.2	881.0
Retained earnings	1,896.2	1,659.9
Accumulated other comprehensive loss	(121.1)	(99.7)
Treasury stock, at cost — 13,676,689 and 11,678,002 shares, respectively	(1,074.4)	(776.1)
Total stockholders’ equity	1,600.4	1,665.6
Total liabilities and stockholders’ equity	$2,882.4	$2,899.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net sales	$944.0	$891.6	$2,618.9	$2,547.5
Cost of products sold	554.6	512.7	1,544.4	1,473.2
Gross profit	389.4	378.9	1,074.5	1,074.3
Selling, distribution, and administrative expenses	273.6	246.9	751.3	706.5
Special charge	9.9	0.5	10.7	1.7
Operating profit	105.9	131.5	312.5	366.1
Other expense (income):
Interest expense, net	8.4	8.1	24.5	24.3
Miscellaneous income, net	(1.7)	(1.2)	(0.8)	(8.5)
Total other expense	6.7	6.9	23.7	15.8
Income before income taxes	99.2	124.6	288.8	350.3
Income tax expense	26.2	42.4	47.4	119.1
Net income	$73.0	$82.2	$241.4	$231.2

Earnings per share:
Basic earnings per share	$1.81	$1.91	$5.86	$5.31
Basic weighted average number of shares outstanding	40.4	43.1	41.2	43.5
Diluted earnings per share	$1.80	$1.90	$5.85	$5.29
Diluted weighted average number of shares outstanding	40.5	43.3	41.3	43.7
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$73.0	$82.2	$241.4	$231.2
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(7.6)	2.4	(15.6)	(6.2)
Defined benefit pension plans, net of tax	1.9	2.0	5.3	6.1
Other comprehensive (loss) income, net of tax	(5.7)	4.4	(10.3)	(0.1)
Comprehensive income	$67.3	$86.6	$231.1	$231.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net income	$241.4	$231.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	58.5	56.5
Share-based payment expense	24.4	24.1
Loss on sale or disposal of property, plant, and equipment	0.1	0.3
Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Deferred income taxes	(32.0)	(2.8)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	6.5	50.4
Inventories	(66.4)	(47.1)
Prepayments and other current assets	0.6	(3.5)
Accounts payable	62.9	(37.7)
Other current liabilities	(2.6)	(81.4)
Other	7.3	15.2
Net cash provided by operating activities	300.7	198.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(32.2)	(55.2)
Proceeds from sale of property, plant, and equipment	—	5.5
Acquisition of businesses, net of cash acquired	(163.5)	—
Proceeds from sale of investment in unconsolidated affiliate	—	13.2
Other investing activities	—	(0.2)
Net cash used for investing activities	(195.7)	(36.7)
Cash flows from financing activities:
Borrowings on credit facility	237.3	—
Repayments of borrowings on credit facility	(236.1)	—
(Repayments) issuances of long-term debt	(0.3)	1.1
Repurchases of common stock	(298.4)	(357.9)
Proceeds from stock option exercises and other	1.6	2.7
Payments for employee taxes on net settlement of equity awards	(7.2)	(13.2)
Dividends paid	(16.2)	(17.2)
Net cash used for financing activities	(319.3)	(384.5)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.3)
Net change in cash and cash equivalents	(216.8)	(223.5)
Cash and cash equivalents at beginning of period	311.1	413.2
Cash and cash equivalents at end of period	$94.3	$189.7
Supplemental cash flow information:
Income taxes paid during the period	$101.5	$127.4
Interest paid during the period	$23.7	$22.9
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of May 31, 2018, the consolidated comprehensive income for the three and nine months ended May 31, 2018 and 2017, and the consolidated cash flows for the nine months ended May 31, 2018 and 2017. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in the net sales and net income of the Company generally being higher in the second half of its fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact the key end markets of the Company for the remainder of fiscal 2018.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Acquisitions and Investments
IOTA Engineering, LLC
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, the Company acquired all of the equity interests of IOTA Engineering, LLC (“IOTA”). IOTA is headquartered in Tucson, Arizona and manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and internationally. The operating results of IOTA have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition accounting are reflected in the Consolidated Balance Sheets as of May 31, 2018. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Lucid Design Group, Inc.
On February 12, 2018, using cash on hand, the Company acquired all of the equity interests of Lucid Design Group, Inc (“Lucid”). Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings. The operating results of Lucid have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. Preliminary amounts related to the acquisition accounting are reflected in the Consolidated Balance Sheets. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities.
Accounting for Fiscal 2018 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for these acquisitions are reflected in the Consolidated Balance Sheets as of May 31, 2018. The aggregate preliminary purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $75.7 million and $79.1 million, respectively. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 22 years. These amounts are deemed to be provisional until disclosed otherwise, as the Company continues to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as the Company finalizes the allocation.

4.	New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2018
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense, which could create volatility in the Company's effective income tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company adopted ASU 2016-09 effective as of September 1, 2017. Excess tax benefits and deficiencies are recorded within Income tax expense within the Consolidated Statements of Comprehensive Income on a prospective basis as required by the standard; however, the Company elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, cash flows from operations for the nine months ended May 31, 2017 increased $18.7 million, with a corresponding decrease to cash flows from financing activities, compared to amounts previously reported.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $94.3 million and $311.1 million as of May 31, 2018 and August 31, 2017, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at May 31, 2018 and August 31, 2017 (in millions):

	May 31, 2018		August 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.4	$364.9	$349.1	$379.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.4	3.4	3.8	3.8
Revolving credit facility borrowings	1.2	1.2	—	—
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of May 31, 2018 based on bonds of similar terms and maturity (Level 2).
The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The borrowings on the Company's revolving credit facility are carried at the outstanding balance as of the end of the reporting period. The borrowings are variable-rate instruments that reset on a short-term basis; therefore, the Company estimates that the face amount of the notes approximate fair values as of May 31, 2018 based on borrowings of similar terms and maturity (Level 2).
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
The Company recorded amortization expense of $7.2 million and $8.2 million during the three months ended May 31, 2018 and 2017, respectively, and $20.5 million and $21.9 million during the nine months ended May 31, 2018 and 2017, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $28.0 million in fiscal 2018, $29.8 million in fiscal 2019, $29.8 million in fiscal 2020, $26.9 million in fiscal 2021, and $25.2 million in fiscal 2022. These estimated amounts include $1.7 million for fiscal 2018 and $3.8 million for fiscal 2019, 2020, 2021, and 2022 related to the intangible assets acquired associated with the IOTA and Lucid transactions. The acquisition accounting and the related useful lives and amortization for the IOTA and Lucid acquisitions are preliminary as the Company continues to gather information related to the identification and valuation of intangible assets acquired.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The change in the carrying amount of goodwill during the nine months ended May 31, 2018 is summarized below (in millions):

Balance at August 31, 2017	$900.9
Additions from acquired businesses	75.7
Foreign currency translation adjustments	(6.1)
Balance at May 31, 2018	$970.5
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
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	May 31, 2018	August 31, 2017
Raw materials, supplies, and work in process (1)	$196.2	$176.5
Finished goods	251.4	180.8
Inventories excluding reserves	447.6	357.3
Less: Reserves	(41.1)	(28.7)
Total inventories	$406.5	$328.6
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
The following table calculates basic earnings per common share and diluted earnings per common share for the three and nine months ended May 31, 2018 and 2017 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income	$73.0	$82.2	$241.4	$231.2
Basic weighted average shares outstanding	40.4	43.1	41.2	43.5
Common stock equivalents	0.1	0.2	0.1	0.2
Diluted weighted average shares outstanding	40.5	43.3	41.3	43.7
Basic earnings per share	$1.81	$1.91	$5.86	$5.31
Diluted earnings per share	$1.80	$1.90	$5.85	$5.29
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and nine months ended May 31, 2018 and 2017 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Stock options	239,230	149,000	179,385	113,074
Restricted stock awards	240,783	176,249	257,617	87,219

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Further discussion of the Company’s stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

9.	Changes in Equity
The following table summarizes changes in the components of stockholders' equity for the nine months ended May 31, 2018 (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2017	41.9	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6
Net income	—	—	—	241.4	—	—	241.4
Other comprehensive loss	—	—	—	—	(10.3)	—	(10.3)
Reclassification of stranded tax effects of the TCJA (1)	—	—	—	11.1	(11.1)	—	—
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	16.6	—	—	0.1	16.7
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.39 per share paid on common stock	—	—	—	(16.2)	—	—	(16.2)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(2.0)	—	—	—	—	(298.4)	(298.4)
Balance, May 31, 2018	40.0	$0.5	$899.2	$1,896.2	$(121.1)	$(1,074.4)	$1,600.4
_______________________________________

(1)	See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

10.	Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss during the nine months ended May 31, 2018 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive loss before reclassifications	(15.6)	—	(15.6)
Amounts reclassified from accumulated other comprehensive income	—	5.3	5.3
Net current period other comprehensive (loss) income	(15.6)	5.3	(10.3)
Reclassification of stranded tax effects of TCJA (1)	—	(11.1)	(11.1)
Balance at May 31, 2018	$(44.3)	$(76.8)	$(121.1)
_______________________________________

(1)	See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and nine months ended May 31, 2018 and 2017 (in millions):

	Three Months Ended
	May 31, 2018			May 31, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(7.6)	$—	$(7.6)	$2.4	$—	$2.4
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost (1)	0.8	(0.1)	0.7	0.8	(0.2)	0.6
Actuarial losses (1)	1.7	(0.5)	1.2	2.2	(0.8)	1.4
Total defined benefit pension plans, net	2.5	(0.6)	1.9	3.0	(1.0)	2.0
Other comprehensive (loss) income	$(5.1)	$(0.6)	$(5.7)	$5.4	$(1.0)	$4.4

	Nine Months Ended
	May 31, 2018			May 31, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(15.6)	$—	$(15.6)	$(6.2)	$—	$(6.2)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost (1)	2.4	(0.7)	1.7	2.4	(0.7)	1.7
Actuarial losses (1)	5.1	(1.5)	3.6	6.6	(2.2)	4.4
Total defined benefit pension plans, net	7.5	(2.2)	5.3	9.0	(2.9)	6.1
Other comprehensive (loss) income	$(8.1)	$(2.2)	$(10.3)	$2.8	$(2.9)	$(0.1)
_______________________________________

(1)
The before tax amount of these other comprehensive income (loss) components is included in net periodic pension cost. See Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.

11.	Debt
Lines of Credit
On August 27, 2014, the Company executed a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility will mature, and all amounts outstanding will be due and payable, on August 27, 2019. Generally, amounts outstanding under the Revolving Credit Facility bear interest at a Eurocurrency Rate. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) for the applicable currency plus a margin as determined by the Company's leverage ratio (“Applicable Margin”). The Applicable Margin is based on the Company’s leverage ratio, as defined in the Revolving Credit Facility, with such margin ranging from 1.000% to 1.575%. The Company had $1.2 million in borrowings outstanding under the Revolving Credit Facility as of May 31, 2018. Additionally, the Company is required to pay certain fees in connection with the Revolving Credit Facility, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.300% of the aggregate $250.0 million commitment of the lenders under the Revolving Credit Facility.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of May 31, 2018, the Company was in compliance with all financial covenants under the Revolving Credit Facility. As of May 31, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At May 31, 2018, the Company had additional borrowing capacity under the Revolving Credit Facility of $243.5 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility and $1.2 million in borrowings on the Revolving Credit Facility. During June 2018, the Company entered into a new revolving credit facility and term loan facility. Refer to the Subsequent Events footnote in the Notes to Consolidated Financial Statements for further information.
Long-term Debt
At May 31, 2018, the Company had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Unsecured Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. The Company also had $3.4 million outstanding under fixed-rate bank loans. Further discussion of the Company's long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three and nine months ended May 31, 2018 and 2017 (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Interest expense	$8.9	$8.5	$26.3	$25.6
Interest income	(0.5)	(0.4)	(1.8)	(1.3)
Interest expense, net	$8.4	$8.1	$24.5	$24.3

12.	Commitments and Contingencies
In the normal course of business, the Company is subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. The Company establishes reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2018, no material changes have occurred in the Company's reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within the Company's Form 10-K.
Trade Compliance Matters
In the course of routine reviews of import and export activity, the Company previously determined that it misclassified and/or inaccurately valued certain international shipments of products. The Company is conducting a detailed review of this activity to determine the extent of any liabilities and implementing the appropriate remedial measures. At this time, the Company is unable to determine the likelihood or amount of loss, if any, associated with these shipments.

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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the nine months ended May 31, 2018 and 2017 are summarized as follows (in millions):

	Nine Months Ended
	May 31, 2018	May 31, 2017
Beginning balance	$22.0	$15.5
Warranty and recall costs	21.4	23.4
Payments and other deductions	(19.5)	(19.9)
Acquired warranty and recall liabilities	0.6	—
Ending balance	$24.5	$19.0
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. A motion to consolidate the cases has been filed and is presently pending, unopposed. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia. The complaints allege that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.

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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three and nine months ended May 31, 2018 and 2017 (in millions, except shares):

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Share-based payment expense	$7.6	$8.1	$24.4	$24.1
Shares issued from option exercises	—	2,524	9,364	14,554
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
Net periodic pension cost for the Company’s defined benefit pension plans during the three and nine months ended May 31, 2018 and 2017 included the following components before tax (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Service cost	$0.7	$0.9	$2.1	$2.7
Interest cost	2.2	2.0	6.6	6.0
Expected return on plan assets	(3.1)	(2.8)	(9.3)	(8.4)
Amortization of prior service cost	0.8	0.8	2.4	2.4
Recognized actuarial loss	1.7	2.2	5.1	6.6
Net periodic pension cost	$2.3	$3.1	$6.9	$9.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the current period, the Company contributed an additional $5.0 million to its domestic defined benefit plans, resulting in total contributions of $8.0 million to these plans for fiscal 2018. No additional contributions are expected to be made to the domestic defined benefit plans for the remainder of the year.
Further details regarding the Company's pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K.

15.	Special Charge
During fiscal 2018, the Company recognized special charges primarily related to the planned consolidation of certain facilities and associated reduction in employee headcount. During fiscal 2017, the Company recognized special charges consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company's operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments.
Costs reflected within Special charge on the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2018 are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Severance and employee-related costs	$9.9	$0.3	$10.5	$0.1
Lease termination and other restructuring costs	—	0.2	0.2	1.6
Special Charge	$9.9	$0.5	$10.7	$1.7
As of May 31, 2018, remaining restructuring reserves were $17.3 million and are included in Accrued compensation and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the nine months ended May 31, 2018 are summarized as follows (in millions):

	Fiscal 2018 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Balance at August 31, 2017	$—	$11.2	$1.4	$12.6
Severance costs	10.6	—	(0.1)	10.5
Payments made during the period	—	(4.8)	(1.0)	(5.8)
Balance at May 31, 2018	$10.6	$6.4	$0.3	$17.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16.	Income Taxes
On December 22, 2017, the President of the United States signed into law the TCJA, which reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 and requires a one-time transition tax on accumulated unremitted foreign earnings. During the second quarter of fiscal 2018, the Company recognized a provisional tax benefit estimate of $31.2 million within Income tax expense on the Consolidated Statements of Comprehensive Income following the enactment of the TCJA. This provisional amount included a benefit of $32.3 million to decrease the Company's deferred income taxes to a revised statutory federal rate as well as a current estimate for the provision for unremitted foreign earnings of approximately $1.1 million.
Amounts reflected in the current fiscal year are not finalized as the Company continues to evaluate the impact of the TCJA on these components of the Company's ultimate tax liability. Although the Company is able to make a reasonable estimate of the impact of the corporate rate change to its deferred taxes, further evaluation of the TCJA may change the measurement of, or identify new, deferred tax amounts. Additionally, the Company has not completed its analysis of the total post-1986 earnings and profits not previously subject to income taxes, including the determination of amounts held in cash and other certain assets specified by the TCJA. Upon finalization of this calculation, the provisional amount recorded for unremitted foreign earnings may change.
The TCJA also includes a provision for a global intangible low-taxed income (“GILTI”) tax. Companies can either account for taxes on GILTI in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company has not yet made a policy election with respect to its treatment of these taxes.
Additionally, the Company reclassified $11.1 million from Accumulated other comprehensive loss to Retained earnings in relation to the revaluation of deferred tax assets related to the Company's defined benefit plans during the second quarter of fiscal 2018.

17.	Subsequent Events
On June 29, 2018, the Company entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides the Company with a $400.0 million five-year unsecured revolving credit facility (“New Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). On June 29, 2018, the Company had $90.4 million borrowings outstanding under the New Revolving Credit Facility and no borrowings under the Term Loan Facility. At June 29, 2018, the Company had additional borrowing capacity under the Credit Agreement of $704.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the New Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued and $90.4 million in borrowings on the New Revolving Credit Facility. Available borrowings under the Credit Agreement may be used for general corporate purposes, working capital, refinancing indebtedness under the prior Revolving Credit Facility, share repurchases, and non-hostile acquisitions.
The New Revolving Credit Facility replaced the Company's $250.0 million Revolving Credit Facility, which was scheduled to mature on August 27, 2019. Generally, amounts outstanding under the New Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at the Company's option. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.375%.
The Term Loan Facility allows for borrowings to be drawn over a one-year period ending June 29, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at the Company’s option. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
The Company is required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Credit Agreement. The facility fee ranges from 0.125% to 0.250% of the aggregate $800.0 million commitment of the lenders under the Credit Agreement.
The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“New Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“New Maximum Leverage Ratio”) of total indebtedness to EBITDA, as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a New Minimum Interest Expense Coverage Ratio of 2.50 and a New Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement.

18.	Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the 100% owned and principal operating subsidiary of Acuity Brands, refinanced the then current outstanding debt through the issuance of the Unsecured Notes. See Debt and Lines of Credit footnote for further information.
In accordance with the registration rights agreement by and between ABL and the guarantors to the Unsecured Notes and the initial purchasers of the Unsecured Notes, ABL and the guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X since the Unsecured Notes are fully and unconditionally guaranteed by Acuity Brands and ABL IP Holding. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Consolidating adjustments were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	May 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7.6	$—	$—	$86.7	$—	$94.3
Accounts receivable, net	—	504.0	—	68.6	—	572.6
Inventories	—	381.9	—	24.6	—	406.5
Other current assets	7.2	13.0	—	12.2	—	32.4
Total current assets	14.8	898.9	—	192.1	—	1,105.8
Property, plant, and equipment, net	0.2	228.6	—	59.2	—	288.0
Goodwill	—	745.5	2.7	222.3	—	970.5
Intangible assets, net	—	283.7	107.3	113.6	—	504.6
Deferred income taxes	35.4	—	—	—	(32.3)	3.1
Other long-term assets	0.2	8.1	—	2.1	—	10.4
Investments in and amounts due from affiliates	1,659.3	430.9	267.8	—	(2,358.0)	—
Total assets	$1,709.9	$2,595.7	$377.8	$589.3	$(2,390.3)	$2,882.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.2	$435.7	$—	$28.6	$—	$464.5
Current maturities of long-term debt	—	1.2	—	0.4	—	1.6
Other accrued liabilities	8.2	161.6	—	36.2	—	206.0
Total current liabilities	8.4	598.5	—	65.2	—	672.1
Long-term debt	—	353.4	—	3.0	—	356.4
Deferred income taxes	—	93.3	—	26.9	(32.3)	87.9
Other long-term liabilities	101.1	46.1	—	18.4	—	165.6
Amounts due to affiliates	—	—	—	159.5	(159.5)	—
Total stockholders’ equity	1,600.4	1,504.4	377.8	316.3	(2,198.5)	1,600.4
Total liabilities and stockholders’ equity	$1,709.9	$2,595.7	$377.8	$589.3	$(2,390.3)	$2,882.4

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended May 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$843.7	$—	$100.3	$—	$944.0
Intercompany sales	—	—	13.7	44.6	(58.3)	—
Total sales	—	843.7	13.7	144.9	(58.3)	944.0
Cost of products sold	—	476.6	—	118.6	(40.6)	554.6
Gross profit	—	367.1	13.7	26.3	(17.7)	389.4
Selling, distribution, and administrative expenses	11.2	240.7	0.8	38.6	(17.7)	273.6
Intercompany charges	(0.8)	0.7	—	0.1	—	—
Special charge	—	9.9	—	—	—	9.9
Operating (loss) profit	(10.4)	115.8	12.9	(12.4)	—	105.9
Interest expense, net	2.9	4.2	—	1.3	—	8.4
Equity earnings in subsidiaries	(82.8)	4.7	—	—	78.1	—
Miscellaneous income, net	—	(0.7)	—	(1.0)	—	(1.7)
Income (loss) before income taxes	69.5	107.6	12.9	(12.7)	(78.1)	99.2
Income tax (benefit) expense	(3.5)	31.3	1.6	(3.2)	—	26.2
Net income (loss)	73.0	76.3	11.3	(9.5)	(78.1)	73.0

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(7.6)	(7.6)	—	—	7.6	(7.6)
Defined benefit pension plans, net	1.9	1.4	—	0.5	(1.9)	1.9
Other comprehensive income items, net of tax	(5.7)	(6.2)	—	0.5	5.7	(5.7)
Comprehensive income (loss)	$67.3	$70.1	$11.3	$(9.0)	$(72.4)	$67.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$795.0	$—	$96.6	$—	$891.6
Intercompany sales	—	—	12.8	39.7	(52.5)	—
Total sales	—	795.0	12.8	136.3	(52.5)	891.6
Cost of products sold	—	446.6	—	104.3	(38.2)	512.7
Gross profit	—	348.4	12.8	32.0	(14.3)	378.9
Selling, distribution, and administrative expenses	11.4	213.4	0.9	35.5	(14.3)	246.9
Intercompany charges	(1.3)	0.1	—	1.2	—	—
Special charge	—	0.5	—	—	—	0.5
Operating (loss) profit	(10.1)	134.4	11.9	(4.7)	—	131.5
Interest expense, net	2.7	4.1	—	1.3	—	8.1
Equity earnings in subsidiaries	(90.5)	2.7	—	—	87.8	—
Miscellaneous (income) expense, net	—	(2.0)	—	0.8	—	(1.2)
Income (loss) before income taxes	77.7	129.6	11.9	(6.8)	(87.8)	124.6
Income tax (benefit) expense	(4.5)	44.2	4.2	(1.5)	—	42.4
Net income (loss)	82.2	85.4	7.7	(5.3)	(87.8)	82.2

Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.4	2.4	—	—	(2.4)	2.4
Defined benefit pension plans, net	2.0	0.7	—	0.7	(1.4)	2.0
Other comprehensive income items, net of tax	4.4	3.1	—	0.7	(3.8)	4.4
Comprehensive income (loss)	$86.6	$88.5	$7.7	$(4.6)	$(91.6)	$86.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Nine Months Ended May 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,328.3	$—	$290.6	$—	$2,618.9
Intercompany sales	—	—	38.2	129.3	(167.5)	—
Total sales	—	2,328.3	38.2	419.9	(167.5)	2,618.9
Cost of products sold	—	1,347.0	—	318.8	(121.4)	1,544.4
Gross profit	—	981.3	38.2	101.1	(46.1)	1,074.5
Selling, distribution, and administrative expenses	35.0	647.1	2.4	112.9	(46.1)	751.3
Intercompany charges	(2.7)	(0.1)	—	2.8	—	—
Special charge	—	10.7	—	—	—	10.7
Operating (loss) profit	(32.3)	323.6	35.8	(14.6)	—	312.5
Interest expense, net	8.2	12.2	—	4.1	—	24.5
Equity earnings in subsidiaries	(269.9)	2.6	—	0.1	267.2	—
Miscellaneous expense (income), net	—	1.3	—	(2.1)	—	(0.8)
Income (loss) before income taxes	229.4	307.5	35.8	(16.7)	(267.2)	288.8
Income tax (benefit) expense	(12.0)	58.5	4.7	(3.8)	—	47.4
Net income (loss)	241.4	249.0	31.1	(12.9)	(267.2)	241.4

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(15.6)	(15.6)	—	—	15.6	(15.6)
Defined benefit pension plans, net	5.3	3.9	—	1.4	(5.3)	5.3
Other comprehensive (loss) income items, net of tax	(10.3)	(11.7)	—	1.4	10.3	(10.3)
Comprehensive income (loss)	$231.1	$237.3	$31.1	$(11.5)	$(256.9)	$231.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Nine Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,254.0	$—	$293.5	$—	$2,547.5
Intercompany sales	—	—	36.0	128.3	(164.3)	—
Total sales	—	2,254.0	36.0	421.8	(164.3)	2,547.5
Cost of products sold	—	1,280.3	—	316.9	(124.0)	1,473.2
Gross profit	—	973.7	36.0	104.9	(40.3)	1,074.3
Selling, distribution, and administrative expenses	35.8	609.6	2.7	98.6	(40.2)	706.5
Intercompany charges	(3.3)	0.5	—	2.8	—	—
Special charge	—	1.7	—	—	—	1.7
Operating (loss) profit	(32.5)	361.9	33.3	3.5	(0.1)	366.1
Interest expense, net	8.2	12.1	—	4.0	—	24.3
Equity earnings in subsidiaries	(257.6)	(6.3)	—	0.2	263.7	—
Miscellaneous income, net	—	(8.5)	—	—	—	(8.5)
Income before income taxes	216.9	364.6	33.3	(0.7)	(263.8)	350.3
Income tax (benefit) expense	(14.3)	122.9	11.8	(1.3)	—	119.1
Net income	231.2	241.7	21.5	0.6	(263.8)	231.2

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(6.2)	(6.2)	—	—	6.2	(6.2)
Defined benefit pension plans, net	6.1	2.1	—	2.1	(4.2)	6.1
Other comprehensive (loss) income items, net of tax	(0.1)	(4.1)	—	2.1	2.0	(0.1)
Comprehensive income	$231.1	$237.6	$21.5	$2.7	$(261.8)	$231.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended May 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$253.6	$19.1	$—	$28.0	$—	$300.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(21.9)	—	(10.3)	—	(32.2)
Investments in subsidiaries	(163.5)	—	—	—	163.5	—
Acquisition of businesses, net of cash acquired	—	(136.6)	—	(26.9)	—	(163.5)
Net cash used for investing activities	(163.5)	(158.5)	—	(37.2)	163.5	(195.7)
Cash flows from financing activities:
Borrowings on credit facility	—	237.3	—	—	—	237.3
Repayments of borrowings on credit facility	—	(236.1)	—	—	—	(236.1)
Repayments of long-term debt	—	—	—	(0.3)	—	(0.3)
Proceeds from stock option exercises and other	1.6	—	—	—	—	1.6
Repurchases of common stock	(298.4)	—	—	—	—	(298.4)
Employee taxes on net settlement of equity awards	(7.2)	—	—	—	—	(7.2)
Intercompany capital	—	136.6	—	26.9	(163.5)	—
Dividends paid	(16.2)	—	—	—	—	(16.2)
Net cash (used for) provided by financing activities	(320.2)	137.8	—	26.6	(163.5)	(319.3)
Effect of exchange rates changes on cash	—	1.6	—	(4.1)	—	(2.5)
Net change in cash and cash equivalents	(230.1)	—	—	13.3	—	(216.8)
Cash and cash equivalents at beginning of period	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of period	$7.6	$—	$—	$86.7	$—	$94.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended May 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$157.7	$31.7	$—	$8.6	$—	$198.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(44.3)	—	(10.9)	—	(55.2)
Proceeds from sale of property, plant, and equipment	—	0.1	—	5.4	—	5.5
Proceeds from sale of investment	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(31.2)	—	(5.5)	—	(36.7)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	1.1	—	1.1
Proceeds from stock option exercises and other	2.7	—	—	—	—	2.7
Repurchases of common stock	(357.9)	—	—	—	—	(357.9)
Employee taxes on net settlement of equity awards	(13.2)	—	—	—	—	(13.2)
Dividends paid	(17.2)	—	—	—	—	(17.2)
Net cash (used for) provided by financing activities	(385.6)	—	—	1.1	—	(384.5)
Effect of exchange rate changes on cash	—	(0.5)	—	0.2	—	(0.3)
Net change in cash and cash equivalents	(227.9)	—	—	4.4	—	(223.5)
Cash and cash equivalents at beginning of period	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of period	$140.3	$—	$—	$49.4	$—	$189.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of May 31, 2018 and for the three and nine months ended May 31, 2018 and 2017. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2017 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. As of May 31, 2018, the Company operates 20 manufacturing facilities and seven distribution facilities along with three warehouses to serve its extensive customer base.
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities to expand and enhance its portfolio of solutions, including the following transactions:
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, the Company acquired IOTA Engineering, LLC (“IOTA”). IOTA is headquartered in Tucson, Arizona and manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and internationally.
On February 12, 2018, using cash on hand, the Company acquired Lucid Design Group, Inc (“Lucid”). Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings.
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
The Company currently expects to invest approximately 1.5% of net sales in capital expenditures during fiscal 2018. For the first nine months of fiscal 2018, $32.2 million had been invested, primarily for equipment, tooling, facility enhancements, and new and enhanced information technology capabilities.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of May 31, 2018, 0.8 million shares had been purchased under this authorization. The Company expects to repurchase the remaining shares available for repurchase on an opportunistic basis. The Company has repurchased a total of 2.0 million shares in fiscal 2018.
The Company's short-term cash needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding possible acquisitions, and potentially repurchasing up to 5.2 million shares of its outstanding common stock as authorized by the Board. Management believes that the Company will be able to meet its liquidity needs over the next 12 months based on its cash on hand, current projections of cash flow from operations, and borrowing availability under recently executed financing arrangements. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support the long-term liquidity needs of the Company.
During June 2018, the Company entered into a new revolving credit facility and term loan facility. Refer to the Subsequent Events footnote in the Notes to Consolidated Financial Statements for further information.
Cash Flow
The Company uses available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions, to repurchase Company stock, and to pay dividends.
The Company’s cash position at May 31, 2018 was $94.3 million, a decrease of $216.8 million from August 31, 2017. During the nine months ended May 31, 2018, the Company generated net cash flows from operations of $300.7 million. Cash generated from operating activities, as well as cash on-hand, was used during the nine months ended May 31, 2018 primarily to repurchase two million shares of the Company's outstanding common stock for $298.4 million, to fund acquisitions of $163.5 million, to fund capital expenditures of $32.2 million, to pay dividends to stockholders of $16.2 million, and to pay employee taxes on the net settlement of equity awards of $7.2 million.
The Company generated $300.7 million of cash flow from operating activities during the nine months ended May 31, 2018 compared with $198.0 million in the prior-year period, an increase of $102.7 million, due primarily to lower operating working capital requirements, reduced variable incentive payments for prior year performance, and decreased payments for income taxes. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased approximately $3.0 million during the first nine months of fiscal 2018 compared to a $34.4 million increase during the first nine months of fiscal 2017. The increase in inventory during the nine months ended May 31, 2018 was due primarily to customer expansion in the home center/showroom channel, new product launches, and a buildup of finished goods to support committed projects in the corporate accounts channel. This increase in inventory was mostly offset by a corresponding increase in accounts payable during the same period.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $32.2 million and $55.2 million in the first nine months of fiscal 2018 and 2017, respectively, primarily related to investments in new equipment, tooling, facility enhancements, and information technology. The Company expects to invest approximately 1.5% of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2018.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding was $358.0 million and $356.9 million at May 31, 2018 and August 31, 2017, respectively, and consisted primarily of fixed-rate obligations.
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
On June 29, 2018, the Company entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides the Company with a $400.0 million five-year unsecured revolving credit facility (“New Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). On June 29, 2018, the Company had $90.4 million borrowings outstanding under the New Revolving Credit Facility and no borrowings under the Term Loan Facility. The Company was in compliance with all financial covenants under the Credit Agreement as of June 29, 2018. At June 29, 2018, the Company had additional borrowing capacity under the Credit Agreement of $704.3 million under the most restrictive covenant in effect at the time, which represents the full amount of the New Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued and $90.4 million in borrowings on the New Revolving Credit Facility. As of June 29, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the New Revolving Credit Facility. See the Debt and Subsequent Events footnotes of the Notes to Consolidated Financial Statements for more information.
During the first nine months of fiscal 2018, the Company’s consolidated stockholders’ equity decreased $65.2 million to $1.60 billion at May 31, 2018, from $1.67 billion at August 31, 2017. The decrease was due primarily to share repurchases, the payment of dividends, shares withheld for employee taxes on vested restricted stock grants, and foreign currency translation adjustments, partially offset by net income earned in the period, stock issuances resulting primarily from the exercise of stock options, and amortization of pension plan prior service costs and actuarial losses. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 18.3% and 17.6% at May 31, 2018 and August 31, 2017, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 14.1% at May 31, 2018 and 2.7% at August 31, 2017.
Dividends
Acuity Brands paid dividends on its common stock of $16.2 million and $17.2 million ($0.39 per share) during the nine months ended May 31, 2018 and 2017, respectively. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
Third Quarter of Fiscal 2018 Compared with Third Quarter of Fiscal 2017
The following table sets forth information comparing the components of net income for the three months ended May 31, 2018 and 2017 (in millions except per share data):

	Three Months Ended
	May 31, 2018	May 31, 2017	Increase (Decrease)		Percent Change
Net sales	$944.0	$891.6	$52.4		5.9%
Cost of products sold	554.6	512.7	41.9		8.2%
Gross profit	389.4	378.9	10.5		2.8%
Percent of net sales	41.3%	42.5%	(120)	bps
Selling, distribution, and administrative expenses	273.6	246.9	26.7		10.8%
Special charge	9.9	0.5	9.4		NM
Operating profit	105.9	131.5	(25.6)		(19.5)%
Percent of net sales	11.2%	14.7%	(350)	bps
Other expense (income):
Interest expense, net	8.4	8.1	0.3		3.7%
Miscellaneous income, net	(1.7)	(1.2)	(0.5)		NM
Total other expense	6.7	6.9	(0.2)		NM
Income before income taxes	99.2	124.6	(25.4)		(20.4)%
Percent of net sales	10.5%	14.0%	(350)	bps
Income tax expense	26.2	42.4	(16.2)		(38.2)%
Effective tax rate	26.4%	34.0%
Net income	$73.0	$82.2	$(9.2)		(11.2)%
Diluted earnings per share	$1.80	$1.90	$(0.10)		(5.3)%
NM - not meaningful

Net sales were $944.0 million for the three months ended May 31, 2018 compared with $891.6 million reported for the three months ended May 31, 2017, an increase of $52.4 million, or 5.9%. For the three months ended May 31, 2018, the Company reported net income of $73.0 million, a decrease of $9.2 million, or 11.2%, compared with $82.2 million for the three months ended May 31, 2017. For the third quarter of fiscal 2018, diluted earnings per share decreased 5.3% to $1.80 compared with $1.90 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition related items, excess inventory adjustments, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, management typically excludes these charges during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the Company's results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	May 31, 2018	May 31, 2017	Increase (Decrease)	Percent Change
Gross profit	$389.4	$378.9
Add-back: Acquisition-related items (1)	0.5	—
Add-back: Excess inventory (2)	3.1	—
Adjusted gross profit	$393.0	$378.9	$14.1	3.7%
Percent of net sales	41.6%	42.5%	(90)	bps

Selling, distribution, and administrative expenses	$273.6	$246.9
Less: Amortization of acquired intangible assets	(7.2)	(8.2)
Less: Share-based payment expense	(7.6)	(8.1)
Less: Acquisition-related items (1)	(1.6)	—
Adjusted selling, distribution, and administrative expenses	$257.2	$230.6	$26.6	11.5%
Percent of net sales	27.2%	25.9%	130	bps

Operating profit	$105.9	$131.5
Add-back: Amortization of acquired intangible assets	7.2	8.2
Add-back: Share-based payment expense	7.6	8.1
Add-back: Acquisition-related items (1)	2.1	—
Add-back: Excess inventory (2)	3.1	—
Add-back: Special charge	9.9	0.5
Adjusted operating profit	$135.8	$148.3	$(12.5)	(8.4)%
Percent of net sales	14.4%	16.6%	(220)	bps

Net income	$73.0	$82.2
Add-back: Amortization of acquired intangible assets	7.2	8.2
Add-back: Share-based payment expense	7.6	8.1
Add-back: Acquisition-related items (1)	2.1	—
Add-back: Excess inventory (2)	3.1	—
Add-back: Special charge	9.9	0.5
Total pre-tax adjustments to net income	29.9	16.8
Income tax effects	(7.0)	(5.9)
Adjusted net income	$95.9	$93.1	$2.8	3.0%

Diluted earnings per share	$1.80	$1.90
Adjusted diluted earnings per share	$2.37	$2.15	$0.22	10.2%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.
(2) Excess inventory related to the closure of a facility.
Net Sales
Net sales for the three months ended May 31, 2018 increased 5.9% compared with the prior-year period due primarily to an increase of approximately 10% in sales volume and a combined 1% favorable impact of acquired revenues from acquisitions and foreign exchange rate changes, partially offset by the unfavorable impact of changes in product prices and the mix of products sold (“price/mix”) of approximately 5%. The increase in net sales was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications and increased sales in the infrastructure/utility channel, partially offset by lower shipments for larger commercial projects due to continued tepid conditions within the North American non-residential lighting market. Unfavorable price/mix reflected changes in both product mix, which included substitutions to certain products with lower price points, and sales channel mix, which included declines in generally higher priced solutions, primarily for larger commercial projects. Price/mix was also impacted by lower pricing on certain luminaires, reflecting increased competition in more basic, lesser-featured products. Sales of LED-based products accounted for over two-thirds of total net sales during the third quarter of fiscal 2018 and approximately two-thirds of total net sales during the third quarter of fiscal 2017. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the third quarter of fiscal 2018 increased $10.5 million, or 2.8%, to $389.4 million compared with $378.9 million in the prior-year period. Gross profit margin decreased 120 basis points to 41.3% for the three months ended May 31, 2018 compared with 42.5% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to unfavorable price/mix, increased wages, and additional reserves for excess inventory related to the closure of a facility, partially offset by higher sales volumes, productivity improvements, and lower quality costs. Adjusted gross profit margin for the three months ended May 31, 2018 declined 90 basis points to 41.6% compared with 42.5% in the prior year period.
Operating Profit
SD&A expenses for the three months ended May 31, 2018 were $273.6 million compared with $246.9 million in the prior-year period, an increase of $26.7 million, or 10.8%. The increase in SD&A expenses was due primarily to higher employee related costs, including additional headcount from acquisitions, increased freight charges and commissions to support greater sales volume, and higher professional fees related to recent acquisitions. SD&A expenses for the third quarter of fiscal 2018 were 29.0% of net sales compared with 27.7% for the prior-year period. Adjusted SD&A expenses for the three months ended May 31, 2018 were $257.2 million (27.2% of net sales) compared with $230.6 million (25.9% of net sales) in the prior-year period.
The Company recognized pre-tax special charges of $9.9 million during the third quarter of fiscal 2018 compared with pre-tax special charges of $0.5 million recorded during the third quarter of fiscal 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2018 was $105.9 million (11.2% of net sales) compared with $131.5 million (14.7% of net sales) for the prior-year period, a decrease of $25.6 million, or 19.5%. The decrease in operating profit was primarily due to the impact of price/mix on gross profit, higher SD&A expenses, and increased special charges, partially offset by higher sales volumes.
Adjusted operating profit decreased by $12.5 million, or 8.4%, to $135.8 million for the third quarter of fiscal 2018 compared with $148.3 million for the third quarter of fiscal 2017. Adjusted operating profit margin decreased 220 basis points to 14.4% for the third quarter of fiscal 2018 compared with 16.6% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions and non-operating gains and losses. Interest expense, net, was $8.4 million and $8.1 million for the three months ended May 31, 2018 and 2017, respectively. The Company reported net miscellaneous income of $1.7 million and $1.2 million for the three months ended May 31, 2018 and 2017, respectively.
Income Taxes and Net Income
The Company’s effective income tax rate was 26.4% and 34.0% for the three months ended May 31, 2018 and 2017, respectively. The effective income rate for the three months ended May 31, 2018 was significantly impacted by the provisions of the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. The Company currently estimates that the Company’s blended consolidated effective income tax rate, before any discrete items, will approximate 26% to 28% for the remainder of fiscal 2018 and 23% to 25% for fiscal 2019.
Net income for the third quarter of fiscal 2018 decreased $9.2 million to $73.0 million from $82.2 million reported for the prior-year period. The decrease in net income resulted primarily from increased SD&A expenses and special charges incurred during the quarter, partially offset by a smaller provision for income taxes. Diluted earnings per share for the three months ended May 31, 2018 decreased $0.10 to $1.80 compared with diluted earnings per share of $1.90 for the prior-year period.

Adjusted net income for the third quarter of fiscal 2018 was $95.9 million compared with $93.1 million in the prior-year period, which represented an increase of $2.8 million, or 3.0%. Adjusted diluted earnings per share for the three months ended May 31, 2018 increased $0.22, or 10.2%, to $2.37 compared with $2.15 for the prior-year period.
First Nine Months of Fiscal 2018 Compared with First Nine Months of Fiscal 2017
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2018 and 2017 (in millions except per share data):

	Nine Months Ended
	May 31, 2018	May 31, 2017	Increase (Decrease)		Percent Change
Net sales	$2,618.9	$2,547.5	$71.4		2.8%
Cost of products sold	1,544.4	1,473.2	71.2		4.8%
Gross profit	1,074.5	1,074.3	0.2		—%
Percent of net sales	41.0%	42.2%	(120)	bps
Selling, distribution, and administrative expenses	751.3	706.5	44.8		6.3%
Special charge	10.7	1.7	9.0		NM
Operating profit	312.5	366.1	(53.6)		(14.6)%
Percent of net sales	11.9%	14.4%	(250)	bps
Other expense (income)
Interest expense, net	24.5	24.3	0.2		0.8%
Miscellaneous income, net	(0.8)	(8.5)	7.7		NM
Total other expense	23.7	15.8	7.9		NM
Income before income taxes	288.8	350.3	(61.5)		(17.6)%
Percent of net sales	11.0%	13.8%	(280)	bps
Income tax expense	47.4	119.1	(71.7)		NM
Effective tax rate	16.4%	34.0%
Net income	$241.4	$231.2	$10.2		4.4%
Diluted earnings per share	$5.85	$5.29	$0.56		10.6%
NM - not meaningful

Net sales were $2.62 billion for the nine months ended May 31, 2018 compared with $2.55 billion reported for the nine months ended May 31, 2017, an increase of $71.4 million, or 2.8%. For the nine months ended May 31, 2018, the Company reported net income of $241.4 million, an increase of $10.2 million, or 4.4%, compared with $231.2 million for the nine months ended May 31, 2017. For the first nine months of fiscal 2018, diluted earnings per share increased 10.6% to $5.85 compared with $5.29 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, excess inventory adjustments, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, certain discrete income tax benefits of the TCJA, and the sale of an investment in an unconsolidated affiliate. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted SD&A expenses, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Nine Months Ended
	May 31, 2018	May 31, 2017	Increase (Decrease)	Percent Change
Gross profit	$1,074.5	$1,074.3
Add-back: Acquisition-related items (1)	0.5	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Adjusted gross profit	$1,078.1	$1,075.9	$2.2	0.2%
Percent of net sales	41.2%	42.2%	(100)	bps

Selling, distribution, and administrative expenses	$751.3	$706.5
Less: Amortization of acquired intangible assets	(20.5)	(21.9)
Less: Share-based payment expense	(24.4)	(24.1)
Less: Acquisition-related items (1)	(1.8)	—
Adjusted selling, distribution, and administrative expenses	$704.6	$660.5	$44.1	6.7%
Percent of net sales	26.9%	25.9%	100	bps

Operating profit	$312.5	$366.1
Add-back: Amortization of acquired intangible assets	20.5	21.9
Add-back: Share-based payment expense	24.4	24.1
Add-back: Acquisition-related items (1)	2.3	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charge	10.7	1.7
Adjusted operating profit	$373.5	$415.4	$(41.9)	(10.1)%
Percent of net sales	14.3%	16.3%	(200)	bps

Other expense	$23.7	$15.8
Add-back: Gain on sale of investment in unconsolidated affiliate	—	7.2
Adjusted other expense	$23.7	$23.0	$0.7	3.0%

Net income	$241.4	$231.2
Add-back: Amortization of acquired intangible assets	20.5	21.9
Add-back: Share-based payment expense	24.4	24.1
Add-back: Acquisition-related items (1)	2.3	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charge	10.7	1.7
Less: Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Total pre-tax adjustments to net income	61.0	42.1
Income tax effect	(15.7)	(14.7)
Less: Discrete income tax benefits of the TCJA (4)	(31.2)	—
Adjusted net income	$255.5	$258.6	$(3.1)	(1.2)%

Diluted earnings per share	$5.85	$5.29
Adjusted diluted earnings per share	$6.19	$5.92	$0.27	4.6%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.
(2) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(3) Excess inventory related to the closure of a facility.
(4) Discrete income tax benefits of the TCJA include provisional estimates recognized within Income tax expense on the Consolidated Statements of Comprehensive Income. See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

Net Sales
Net sales for the nine months ended May 31, 2018 increased $71.4 million, or 2.8%, compared with the prior-year period due primarily to an increase in sales volume of approximately 5% and the favorable impact from foreign exchange rate changes of approximately 1%, partially offset by the unfavorable impact of changes in price/mix of approximately 3%. The increase in net sales was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications and increased sales in the infrastructure/utility channel, partially offset by lower shipments through the home center/showroom sales channel and certain international channels as well as for larger commercial projects due to continued tepid conditions within the North American non-residential lighting market. Unfavorable price/mix reflected changes in both product mix, which included substitutions to certain products with lower price points, and sales channel mix, which included declines in generally higher priced solutions, primarily for commercial projects. Price/mix was also impacted by lower pricing on certain luminaires, reflecting increased competition in more basic, lesser-featured products. Sales of LED-based luminaires during the first nine months of both fiscal 2018 and fiscal 2017 accounted for approximately two-thirds of total net sales. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first nine months of fiscal 2018 increased $0.2 million compared to the prior-year period. Gross profit margin decreased to 41.0% for the nine months ended May 31, 2018 compared with 42.2% in the prior-year period. Gross profit margin was lower than the prior-year period primarily due to unfavorable price/mix, increased wages, and additional reserves for excess inventory related to the closure of a facility. These declines were partially offset by higher sales volumes, productivity improvements, and lower quality costs. Adjusted gross profit for the nine months ended May 31, 2018 was $1.078 billion (41.2% of net sales) compared with $1.076 billion (42.2% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2018 were $751.3 million compared with $706.5 million in the prior-year period, an increase of $44.8 million, or 6.3%. The increase in SD&A expenses was primarily due to higher employee related costs, including additional headcount from acquisitions, increased freight charges and commissions to support greater sales volume, higher professional fees related to recent acquisitions, and to a lesser degree, certain other operating expenses. SD&A expenses for the first nine months of fiscal 2018 were 28.7% of net sales compared with 27.7% for the prior-year period. Adjusted SD&A expenses for the nine months ended May 31, 2018 were $704.6 million (26.9% of net sales) compared with $660.5 million (25.9% of net sales) in the prior-year period.
The Company recognized a pre-tax special charge of $10.7 million during the first nine months of fiscal 2018, compared with a pre-tax special charge of $1.7 million during the first nine months of fiscal 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first nine months of fiscal 2018 was $312.5 million compared with $366.1 million for the prior-year period, a decrease of $53.6 million, or 14.6%. The decrease in operating profit was due primarily to an increase in SD&A expenses and a higher special charge.
Adjusted operating profit decreased by $41.9 million, or 10.1%, to $373.5 million for the first nine months of fiscal 2018 compared with $415.4 million for the first nine months of fiscal 2017. Adjusted operating profit margin for the first nine months of fiscal 2018 decreased 200 basis points to 14.3% compared with 16.3% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous income, which includes gains and losses associated with foreign currency-related transactions. Interest expense, net, was $24.5 million for the nine months ended May 31, 2018 compared with $24.3 million for the nine months ended May 31, 2017. The Company reported net miscellaneous income of $0.8 million in the first nine months of fiscal 2018 compared with net miscellaneous income of $8.5 million in the prior-year period. Net miscellaneous income for the nine months ended May 31, 2017 included a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.

Income Taxes and Net Income
The Company’s effective income tax rate was 16.4% and 34.0% for the nine months ended May 31, 2018 and 2017, respectively. The effective income rate for the nine months ended May 31, 2018 was significantly impacted by the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for the first nine months of fiscal 2018 increased $10.2 million to $241.4 million from $231.2 million reported for the prior-year period. The increase in net income resulted primarily from the benefit from income taxes recognized related to the TCJA, partially offset by a decrease in operating profit and lower miscellaneous income. Diluted earnings per share for the nine months ended May 31, 2018 increased $0.56 to $5.85 compared with diluted earnings per share of $5.29 for the prior-year period.
Adjusted net income for the first nine months of fiscal 2018 was $255.5 million compared with $258.6 million in the prior-year period, which represented a decrease of $3.1 million, or 1.2%. Adjusted diluted earnings per share for the nine months ended May 31, 2018 increased $0.27, or 4.6%, to $6.19 compared with $5.92 for the prior-year period.

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
Third-party forecasts and leading indicators suggest that demand in the North American lighting market, the Company’s primary market, will improve modestly in second half of calendar 2018 following several quarters of weak demand. Recent softness in the lighting industry has created a challenging environment for management to deliver financial performance in the short term while, at the same time, continuing to invest in attractive longer-term opportunities. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy.
Management expects the pricing environment to continue to be challenging in portions of the market, particularly for more basic, lesser-featured products sold through certain sales channels as well as shifts in product mix, both of which are expected to continue to negatively impact net sales and margins. Management expects to continue to introduce products and solutions to more effectively compete in these portions of the market and to accelerate programs to reduce product costs in order to maintain the Company’s competitiveness and drive improved profitability.
During the third quarter of fiscal 2018, the Company recognized a pre-tax special charge of $9.9 million, primarily related to the planned consolidation of certain facilities and associated reduction in employee workforce. The special charge consisted primarily of severance and employee-related benefit costs. The Company also recorded a $3.1 million charge during the third quarter of fiscal 2018 to reserve for raw material inventory located at one of the facilities where production activities will cease because it would not be cost effective to relocate that inventory. Management expects to incur additional costs in future periods associated with the closing of facilities, primarily attributable to early lease termination costs and relocation costs. Annual savings realized from the streamlining activities, once fully completed, are expected to exceed the amount of the special charge and will be reinvested in activities to support higher-growth opportunities as well as drive improved profitability.
On June 29, 2018, the Company entered into a new credit agreement with a syndicate of banks that increased the Company’s borrowing capacity under such agreement from $250 million to $800 million. The increase in borrowing capacity provides the Company with the resources to accommodate the current stock repurchase program of which 5.2 million shares remain available for repurchase. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. The Company may increase its leverage to accommodate the stock repurchase program.

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
Notwithstanding the TCJA, a great amount of rhetoric and debate remains regarding a wide range of policy options with respect to monetary, regulatory, and trade, amongst others, that the U.S. federal government has and may pursue, including the recent imposition of tariffs on certain imports and continuing discussions on amending or terminating North American Free Trade Agreement (“NAFTA”). Certain of the components used in the Company’s products are impacted by the recently imposed tariffs on China imports but the Company does not currently believe it will have a material adverse financial effect. Any future policy changes that may be implemented could have a positive or negative consequence on the Company’s financial performance depending on how the changes would influence many factors, including business and consumer sentiment. While management is proactively identifying and evaluating potential contingency options under various policy scenarios, it is too early to comment or speculate at this time on the potential ramification of these endless scenarios.
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

Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2018 and 2019 tax rates, as well as the impact of the TCJA on the Company's financial position, results of operations, and cash flows; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; and (i) the Company's expectations about the resolution of trade compliance, securities class action, and/or other legal matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of the Company's Form 10-K, and are specifically incorporated herein by reference.

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
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2018. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2018. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the nine months ended May 31, 2018, the Company completed its acquisitions of IOTA Engineering, LLC (“IOTA”) and Lucid Design Group, Inc (“Lucid”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed IOTA's or Lucid's internal control over financial reporting as of May 31, 2018. Excluding the acquisitions, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.The Company began integrating IOTA and Lucid into its existing control procedures from their respective dates of acquisition. The Company does not anticipate the integration of the acquired companies to result in changes that would materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. A motion to consolidate the cases has been filed and is presently pending, unopposed. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia. The complaints allege that the defendants violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2018, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1a. Risk Factors of the Company’s Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Board authorized the repurchase of up to six million shares of the Company's common stock. The Company has repurchased a total of 2.0 million shares in fiscal 2018. The following table reflects activity related to equity securities purchased by the Company during the quarter ended May 31, 2018:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2018 through 3/31/2018	—	$—	—	6,000,000
4/1/2018 through 4/30/2018	800,000	$130.12	800,000	5,200,000
5/1/2018 through 5/31/2018	—	$—	—	5,200,000
Total	800,000	$130.12	800,000	5,200,000

Item 5.	Other Information
Creation of a Direct Financial Obligation
On June 29, 2018, the Company entered into a credit agreement (“Credit Agreement”) with a syndicate of banks, consisting of JP Morgan as the administrative agent and other lenders as parties thereto, that provides the Company with a $400.0 million five-year unsecured revolving credit facility (“New Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). Available borrowings under the Credit Agreement may be used for general corporate purposes, working capital, refinancing indebtedness under the prior Revolving Credit Facility, share repurchases, and non-hostile acquisitions.
The New Revolving Credit Facility replaced the Company's $250.0 million Revolving Credit Facility with a syndicate of banks,consisting of JP Morgan as the administrative agent and other lenders as parties thereto, which was scheduled to mature on August 27, 2019. Generally, amounts outstanding under the New Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at the Company's option. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.375%.
The Term Loan Facility allows for borrowings to be drawn over a one-year period ending June 29, 2019, utilizing up to four separate installments, and are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at the Company’s option. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
The Company is required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Credit Agreement. The facility fee ranges from 0.125% to 0.250% of the aggregate $800.0 million commitment of the lenders under the Credit Agreement.

The Credit Agreement contains contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties.The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“New Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“New Maximum Leverage Ratio”) of total indebtedness to EBITDA, as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a New Minimum Interest Expense Coverage Ratio of 2.50 and a New Maximum Leverage Ratio of 3.50, subject to certain conditions defined in the financing agreement. The Credit Agreement includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.
Declaration of Dividend
On June 29, 2018, the Board declared a quarterly dividend of $0.13 per share. The dividend is payable on August 1, 2018 to stockholders of record on July 18, 2018.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10	(1)	Five-Year Credit Agreement dated June 29, 2019.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, filed on July 3, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	July 3, 2018	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	July 3, 2018	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)