Form 10-K
period 2018-08-31
ACUITY BRANDS INC
filed 2018-10-25
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018
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
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $142.58 as quoted on the New York Stock Exchange on February 28, 2018, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4.11 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 40,182,832 shares as of October 22, 2018.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2018 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
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
Lighting and building management solutions vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given application. The Company’s lighting and building management solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Juno®, Indy™, Aculux™, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Antique Street Lamps™, Sunoptics®, eldoLED®, Distech Controls®, nLight®, ROAM®, Sensor Switch®, Power Sentry®, IOTA®, and Atrius™. As of August 31, 2018, the Company manufactures products in 17 facilities in North America and two facilities in Europe and employs approximately 13,000 associates.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, national accounts, system integrators, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation, and maintenance and repair applications. In North America, the Company’s lighting and building management solutions are sold primarily by independent sales agents, electrical distributors, internal sales representatives, and system integrators who cover specific geographic areas and market channels. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2018, sales originated in North America and the United States accounted for approximately 97% and 89% of net sales, respectively. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning the domestic and international net sales of the Company. The Company has one reportable segment serving the North American and select international lighting and building management markets.
Industry Overview
Based on industry sources and government information, the Company estimates that in fiscal 2018 the size of the North American lighting and building management solutions market served by the Company (also referred to herein as “addressable market”) was over $20 billion and similar to the prior year as the addressable market was estimated to be flat to up low-single digits compared with fiscal 2017. The addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures; daylighting; lighting controls; heating, ventilation, and air conditioning (“HVAC”) controls; and building management controllers, software, and systems. This market estimate is based on a combination of external industry data and internal estimates, and excludes portable and vehicular lighting fixtures and certain related lighting components, such as lighting ballasts, electronic drivers, and most lamps. A source of demand for the lighting and building management industry is attributed to the renovation and retrofit of less efficient lighting and building management systems. While the precise size of the North American market is not known, the Company estimates the potential size of the installed base of lighting and building management solutions to be over $500 billion.

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
The residential and non-residential market is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, form factors, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building management solutions; and design technologies addressing sustainability and facilitating smarter buildings and cities. The Company is a leading provider of integrated lighting and building management solutions based on these technologies and utilizes internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building management systems provide the opportunity for lighting and building management systems to be integrated in a manner resulting in the optimal platform for enabling the IoT that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics and other features. The Company expects that the industry’s addressable market is likely to meaningfully expand due to the benefits and value creation provided by intelligent networked lighting, building management systems, and the IoT. New entrants, including both well-established as well as new software and technology companies, therefore continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
Products and Solutions
The Company offers a broad portfolio of indoor and outdoor lighting and building management solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of lighting solutions includes lighting products utilizing light emitting diode (“LED”), fluorescent, organic LED (“OLED”), high intensity discharge, metal halide, and incandescent light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems. Building management solutions include products and solutions for controlling HVAC, lighting, shades, and access control that deliver end to end optimization of those building systems. The Company's lighting and building management solutions are designed to enhance the occupant experience, improve the quality of the visual environment, and provide seamless operational energy efficiency and cost reductions, as well as increased digital functionality due to a unique capability to collect vast amounts of data that can better enable the IoT for building owners. The Company also sells products to original equipment manufacturers (“OEMs”) that include LED drivers, power supplies, modular wiring, sensors, glass, and inverters.
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
Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales for the Company in fiscal 2018, 2017, and 2016.
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
Customers
Customers of the Company include electrical distributors, retail home improvement centers, electric utilities, national accounts, system integrators, utility distributors, value-added resellers, digital retailers, government entities and municipalities, lighting showrooms, developers, OEMs, and energy service companies. In addition, there are a variety of other professionals who can represent a significant influence in the product and solutions specification process for any given project. These generally include building owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.
No single customer accounted for more than 10% of net sales in fiscal 2018, 2017, or 2016.
Manufacturing and Distribution
The Company operates 19 manufacturing facilities, including nine facilities in the United States, six facilities in Mexico, two facilities in Europe, and two in Canada. The Company utilizes a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as lamps, LEDs, certain LED light engines, sockets, and ballasts are purchased primarily from third-party vendors. The Company’s investment in its production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. The Company also utilizes contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2018 by significant geographic region.

	Manufactured	Purchased	Total
United States	19%	7%	26%
Mexico	57%	—%	57%
China	—%	15%	15%
Others	2%	—%	2%
Total	78%	22%	100%
The Company operates six facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows the Company to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Lighting and building management solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2018, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. The Company invests in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. The Company also develops software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2018, 2017, and 2016, research and development expense totaled $63.9 million, $52.0 million, and $47.1 million, respectively.
Competition
The Company experiences competition based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. The market for lighting and building management solutions and services is competitive and continues to evolve. Certain global and more diversified electrical manufacturers may provide a broader product offering utilizing electrical, lighting, and building management products as well as pricing benefits from the bundling of various offerings. In addition, there have been a growing number of new competitors, from small startup companies to global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. Asian imports have also increased competition within the lighting market.
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
Raw Materials
Products produced by the Company require certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2018, the Company purchased approximately 104,000 tons of steel and aluminum. The Company estimates that approximately 7% of purchased raw materials are petroleum-based. Additionally, the Company estimates that approximately six million gallons of diesel fuel were consumed in fiscal 2018 through the Company’s distribution activities. The Company purchases most raw materials and other components on the open market and relies on third parties for providing certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials and tariffs on certain raw materials, particularly imports from China, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
Intellectual Property
The Company owns or has licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to its products, processes, and businesses. These intellectual property rights are important factors for its businesses. The Company relies on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on the intellectual property of the Company. As of August 31, 2018, the Company had approximately 1,450 active United States and foreign patents. While patents and patent applications in the aggregate are important to the competitive position of the Company, no single patent or patent application is individually material to the Company.
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
Employees
As of August 31, 2018, the Company employed approximately 13,000 associates, of which approximately 4,200 were employed in the United States, approximately 8,300 in Mexico, and approximately 500 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 9,300 persons (including approximately 1,900 in the United States). Union recognition and collective bargaining arrangements covering approximately 8,200 persons will expire within the next fiscal year, primarily due to annual negotiations with unions in Mexico. The remaining arrangements will expire after the next fiscal year and relate to approximately 1,100 persons employed within the United States. The Company believes that it has a good relationship with both its unionized and non-unionized employees.
Information Concerning Acuity Brands
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by the Company’s officers, directors, and beneficial owners of 10% or more of the Company’s common stock, available free of charge through the “SEC Filings” link on the Company’s website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company’s reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
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
The Company competes based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. Asian imports have also increased competition within the lighting market. In addition, the Company operates in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting and building management solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy, may negatively impact new construction and renovation projects, which in turn may impact demand for the Company’s product and service offerings.
The Company’s results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
The Company utilizes a variety of raw materials and components in its production process including steel, aluminum, lamps, certain rare earth materials, LEDs, LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. The Company also sources certain finished goods externally. Future increases in the costs of these items, including import tariffs, could adversely affect profitability, as there can be no assurance that future price increases will be successfully passed through to customers. The Company generally sources these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations. Disruptions in the supply of those items could negatively impact the Company’s performance. Suppliers for certain of those items are competitors of the Company that may, for various strategic reasons, choose to cease selling to the Company. In addition, the Company's ongoing efforts to improve the cost effectiveness of its products and services may result in a reduction in the number of its suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause the Company to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, the Company is dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
The Company’s results may be adversely affected by its inability to maintain pricing.
Aggressive pricing actions by competitors, including Asian importers and those within the technology and services sectors, may affect the Company’s ability to achieve desired revenue growth and profitability levels under its current pricing strategies. The Company may also decide to lower prices to match the competition. Additionally, the Company may not be able to increase prices to cover rising costs of components and raw materials. Even if the Company were able to increase prices to cover costs, competitive pricing pressures may not allow the Company to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow the Company to hold prices at their current levels.

The Company’s inability to effectively introduce new products and solutions could adversely affect its ability to compete.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to the Company’s competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, the Company’s ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot fully predict the ultimate effect of new product introductions on the Company’s business. Additionally, new products and solutions may not achieve the same profit margins as expected and as compared to the Company's historic products and solutions.
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
Various uncertainties and risks are associated with the implementation of a number of aspects of the Company’s global business strategies, including but not limited to, the development, marketing and selling of new products and solutions, new product development, the development, marketing, and selling of lighting, building management, and software-based solutions, effective integration of acquisitions, and development of production capacity related to components such as LED drivers. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in the emerging opportunities of the IoT utilizing the Company's digital lighting and building management systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect the Company. With the addition of new products and solutions, the Company may encounter new and different competitors that may have more experience with respect to such products and solutions.
The Company may experience difficulties in streamlining activities which could impact shipments to customers, product quality, and the realization of expected savings from streamlining actions.
The Company expects to benefit from its programs to streamline operations, including the consolidation of certain facilities and the reduction of overhead costs. Such benefits will only be realized to the extent that the Company can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Risks Related to the Company's Operations
Technological developments and increased competition could affect the Company’s operating profit margins and sales volume.
The Company competes in an industry and markets where technology and innovation play major roles in the competitive landscape. The Company is highly engaged in the investigation, development, and implementation of new technologies and services. Securing employee talent, key partnerships, and alliances, including having access to technologies, services, and solutions developed by others, and obtaining appropriate patents and the right to utilize patents of other parties all play a significant role in protecting the Company’s freedom to operate and development activities. Additionally, the continual development of new technologies by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect the Company’s ability to sustain operating profit margins and desirable levels of sales volume.
In addition, there have been a growing number of new competitors, from small startup companies to global electronics, Asian, technology, and software companies, which may vertically integrate and begin offering total solution packages that directly compete with the Company's offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage over the Company by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation systems, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
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
The Company could be adversely affected by disruptions to its operations.
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, pandemics, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in the Company’s or one or more of its suppliers’ facilities could adversely affect the Company. Approximately 57% of the Company’s finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of the Company’s customers are to varying degrees dependent on planned deliveries from the Company’s facilities, those customers that have to reschedule their own production or delay opening a facility due to the Company’s missed deliveries as a result of these disruptions could pursue financial claims against the Company. The Company may incur costs to correct any of these problems in addition to facing claims from customers. Further, the Company’s reputation among actual and potential customers may be harmed and result in a loss of business. While the Company has developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, loss of customers, and substantial losses in operational capacity.
Company operating systems, information systems, or portable devices may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact the Company’s operations as well as the effectiveness of internal controls over operations and financial reporting.
The Company is highly dependent on various software and automated systems to record and process operational and financial transactions. The Company could experience a failure of one or more of these software and automated systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. The Company could also experience a compromise of its security due to many reasons, including technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of its systems by employees or unauthorized third parties, including viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, cyber attacks, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services, which may operate in a cloud environment. The Company is dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet.
The Company also provides and maintains technology to enable lighting controls systems, building management systems, and business intelligence systems, in many cases though the internet of things (IoT) in certain of its customer offerings. In addition to the risks noted above, there are other risks associated with these customer offerings. For example, a customer may depend on integral information from, or functionality of, Company’s technology to support that customer’s other systems, such that a failure of Company’s technology could impact those systems, including by loss or destruction of data. Likewise, a customer’s failure to properly configure its own network and integrations with Company’s technology are outside of the Company’s control and could result in a failure in functionality or security of Company’s technology.
The Company and certain of its third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, trade secrets, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of the Company's or its clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt the Company's or its clients' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to the Company's reputation, affect relationships with the Company's customers, employees, and other counterparties, lead to claims against the Company, which may result in the payment of fines, penalties, and costs, and ultimately harm the Company's business. In addition, the Company may be required to incur significant costs, or regulatory fines, penalties, or intervention, to protect against damage caused by these disruptions or security breaches in the future.
The Company is also subject to an increasing number of data privacy and security laws and regulations that impose requirements on the Company and its technology prior to certain use or transfer, storing, use, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The legal and regulatory data privacy framework is evolving and uncertain. For example, the European Court of Justice’s decision in October 2015 to invalidate the Safe Harbor data privacy program between the United States and the European Union, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 (f.k.a. SB-327) all could disrupt the Company's ability to use or transfer data or sell products and solutions because such activities may not be in compliance with applicable law in certain jurisdictions.
System failures, ineffective system implementation or disruptions, failure to comply with data privacy and security laws or regulations, or the compromise of security with respect to internal or external systems or portable electronic devices could damage the Company's systems or infrastructure, subject the Company to liability claims, or regulatory fines, penalties, or intervention, harm the Company’s reputation, interrupt the Company’s operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, financial condition, results of operations, or cash flows.
Changes in the Company's relationship with employees, changes in U.S. or international employment regulations, an inability to attract and retain talented employees, or a loss of key employees could adversely impact the effectiveness of the Company’s operations.
The Company employed approximately 13,000 people as of August 31, 2018, approximately 8,800 of whom are employed in international locations. As such, the Company has significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on the Company's operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 72% of the Company's workforce, primarily due to annual negotiations with unions in Mexico. Collective bargaining agreements representing approximately 63% of the Company's workforce will expire within one year. While the Company believes that it has good relationships with both its unionized and non-unionized employees, the Company may become vulnerable to a strike, work stoppage, or other labor action by these employees.

The Company relies upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. An inability to attract and retain such employees could adversely impact the Company’s ability to execute key operational functions.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of subcontractors and suppliers. As the Company expands its service offerings, reliance on the technical infrastructure to provide services to customers will increase. If the Company fails to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in implementation of services. If the Company is unable to manage and mitigate these risks, the Company could incur liabilities and other losses.
The Company may be subject to risk in connection with third-party relationships necessary to operate the Company's business.
The Company utilizes strategic partners and third-party relationships in order to operate and grow its business. For instance, the Company utilizes third parties to contract manufacture certain products, subcontract installation and commissioning, as well as perform certain selling, distribution, and administrative functions. The Company cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that the Company or its end-users will be satisfied. Any future actions of or any failure to act by any third party on which the Company’s business relies could cause the Company to incur losses or interruptions in its operations.
The Company is subject to risks related to operations and suppliers outside the United States.
The Company has substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. The Company’s operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both the Company’s domestic and international operations, the Company faces risks specifically related to its foreign operations and sourcing activities, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for the Company.
The Company sources certain components and approximately 15% of its finished goods from China, which are subject to the recently enacted import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. The Company is seeking to mitigate the impact of the tariffs on its profitability, including a variety of activities such as engaging alternative non-Chinese suppliers, insourcing the production of certain products, and raising selling prices. The Company could be adversely affected to the extent it is unable to mitigate the impacts of the tariffs. In addition, if the Company's Mexican facilities cease to qualify for Maquiladora status or if the Mexican government adopts additional adverse changes to the program, the Company's manufacturing costs in Mexico would increase.
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
Certain regulations related to the Maquiladora program became effective in January 2015. Failure to comply with these regulations could adversely affect the Company’s financial position, results of operations, and cash flows primarily because the Company would in such event be required to pay value-added tax on material imported into Mexico and then seek a refund of those amounts months later after the material is exported from Mexico.
The Company is also subject to certain other laws and regulations affecting its international operations, including laws and regulations such as the North American Free Trade Agreement (“NAFTA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of the Company's sales are subject to NAFTA. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including NAFTA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. The Company sources certain components, including steel and aluminum, and approximately 15% of its finished goods from China, which are subject to recently enacted tariffs. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA, or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for the Company's products, costs, customers, suppliers, and/or the US economy or certain sectors thereof and, thus, to adversely impact the Company's business.
The evolution of the Company’s products, complexity of its supply chain, and reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable the Company to fully and accurately comply with such requirements, could subject the Company to liabilities for past, present, or future periods. Such liabilities could adversely impact the Company’s business.
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“U.K.”) commonly referred to as “Brexit.” As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding the Company's business and the business of existing and future customers and suppliers as well as have an impact on the Company's employees based in Europe, which could adversely impact its business. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
The Company continues to monitor conditions affecting its international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange rates, violations of laws, and higher costs associated with changes in regulation, could adversely impact the Company’s business.
Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which the Company operates may result in exposure to substantial disruptions, costs and liabilities.
The laws and regulations impacting the Company impose increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, and working conditions for the Company’s employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. The Company may also be affected by future industry standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, or similar concerns. These standards, laws, or regulations may impact the sourcing of raw materials and the manufacture and distribution of the Company’s products and place restrictions and other requirements or impediments on the products and solutions the Company can sell in certain geographical locations.
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
If the Company's products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, the Company may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
The Company may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and the Company does not maintain insurance for such recall events. Many of the Company's products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. The Company has increasingly manufactured certain of those components and products in its own facilities. The Company has previously initiated product recalls as a result of potentially faulty components, assembly, installation, design, and packaging of its products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products developed by the Company that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. The Company may also be liable if the use of any of its products causes harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light, or any other personal injury or property damage, and the Company could suffer losses from a significant product liability judgment against the Company in excess of its insurance limits. The Company may not be able to obtain indemnity or reimbursement from its suppliers or other third parties for the warranty costs or liabilities associated with its products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to the Company’s reputation, and a loss of consumer confidence in its products.
The Company may fail to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Care Act and other healthcare considerations.
Previously enacted comprehensive federal healthcare reform legislation and proposed federal and state healthcare reform initiatives could create adverse effects for the Company. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for the Company to revise the ways in which healthcare and other benefits are provided to employees. To date, the Company has experienced increased costs related to such legislation; however, due to the phased-in nature of the implementation and the lack of interpretive guidance, the Company continues to monitor the potential impacts the health care reform legislation will have on the Company’s financial results. Furthermore, any changes to or a repeal of previously enacted health care reform could cause the Company to incur additional expense to comply with or change its practices with respect any new or revised legislation.
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
Over the last several years, the Company and others in the industry have received an increased number of allegations of patent infringement from competitors and from non-practicing entity patent holders, often coupled with offers to license such patents for use by the Company. Such offers typically relate to various technologies including electronics, power systems, controls, and software, as well as the use of visible light to communicate data, the use of certain wireless networking methods, and the design of specific products. The Company believes that it does not need or will be able to invalidate or access such patents through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent the Company is required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact the Company.

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
The market price of the Company’s common shares could fluctuate significantly for many reasons, including reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. Since management does not provide guidance, the Company's performance could be different than analyst expectations causing a decline in the Company's stock price. To the extent that other large companies within the Company’s industry experience declines in share price, the Company’s share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the Company or otherwise engage in activism, which could cause the Company to incur substantial costs and could divert the time and attention of the Company’s management and other resources.
Risks related to the Company's defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect the Company's results of operations and the amount of contributions the Company is required to make to the defined benefit plans in future periods. As the Company's defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles, the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect the Company.

Item 1b.	Unresolved Staff Comments
None.

Item 2.	Properties
The general corporate offices of the Company are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories as of August 31, 2018:

Nature of Facilities	Owned	Leased
Manufacturing facilities	14	5
Warehouses	1	2
Distribution centers*	1	7
Offices	5	19
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to the Company’s manufacturing facilities as of August 31, 2018:

	United States	Mexico	Europe	Canada	Total
Owned	7	4	2	1	14
Leased	2	2	—	1	5
Total	9	6	2	2	19
The Company believes that its properties are well maintained and in good operating condition and that its properties are suitable and adequate for its present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

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
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”) which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased the Company’s common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of its current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to move to dismiss the Consolidated Complaint and to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.
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
The common stock of Acuity Brands is listed on the New York Stock Exchange under the symbol “AYI.” At October 22, 2018, there were 2,107 stockholders of record. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for Acuity Brands’ common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	per Share
Fiscal 2017
First quarter	$276.69	$216.89	$0.13
Second quarter	$255.45	$193.06	$0.13
Third quarter	$214.94	$157.33	$0.13
Fourth quarter	$208.83	$162.22	$0.13
Fiscal 2018
First quarter	$182.64	$153.28	$0.13
Second quarter	$186.99	$141.77	$0.13
Third quarter	$154.52	$109.98	$0.13
Fourth quarter	$155.25	$113.91	$0.13
The indicated annual dividend rate on the Company's common stock is $0.52 per share. However, all decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors of the Company (the “Board”) and will be evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that the Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Issuer Purchases of Equity Securities
In March 2018, the Board authorized the repurchase of up to six million shares of the Company's common stock. As of August 31, 2018, 0.8 million shares had been purchased under this authorization. The maximum number of shares that may yet be purchased under the program equals 5.2 million. Additionally, the Company repurchased 1.2 million shares during the current year under previous authorizations from the Board, resulting in total repurchases during fiscal 2018 of two million shares.
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
Company Stock Performance
The following information in this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and it will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

The following graph compares the cumulative total return to shareholders on the Company’s outstanding stock during the five years ended August 31, 2018, with the cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. The Company is a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index. During fiscal 2018, the Company was removed from the S&P 500 Index and added to the S&P Midcap 400 Index. Therefore, the S&P 500 Index will be removed from the following cumulative total return chart in future periods.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P 500 Index, the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2013 in stock or index, including reinvestment of dividends.

	Aug-13	Aug-14	Aug-15	Aug-16	Aug-17	Aug-18

Acuity Brands, Inc.	$100	$146	$230	$325	$209	$182
S&P 500 Index	$100	$125	$126	$142	$165	$197
S&P Midcap 400 Index	$100	$123	$123	$138	$156	$187
Dow Jones US Electrical Components & Equipment Index	$100	$125	$113	$129	$160	$188
Dow Jones US Building Materials & Fixtures Index	$100	$125	$144	$179	$188	$199

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data of the Company, which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2018. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended August 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(In millions, except per-share data)
Net sales	$3,680.1	$3,505.1	$3,291.3	$2,706.7	$2,393.5
Net income	349.6	321.7	290.8	222.1	175.8
Basic earnings per share	8.54	7.46	6.67	5.13	4.07
Diluted earnings per share	8.52	7.43	6.63	5.09	4.05
Cash and cash equivalents	129.1	311.1	413.2	756.8	552.5
Total assets	2,988.8	2,899.6	2,948.0	2,407.0	2,145.4
Long-term debt	356.4	356.5	355.0	352.4	351.9
Total debt	356.8	356.9	355.2	352.4	351.9
Stockholders’ equity	1,716.8	1,665.6	1,659.8	1,360.0	1,163.5
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2018 include a) pre-tax special charges of $5.6 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $28.5 million c) pre-tax share-based payment expense of $32.3 million, d) pre-tax acquisition-related items of $3.8 million, f) excess inventory related to the closure of a facility of $3.1 million, g) gain on sale of a business of $5.4 million, and h) discrete income tax benefits of the U.S. Tax Cuts and Jobs Act of $34.6 million, totaling $0.32 per share.

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

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2016 include a) pre-tax special charges of $15.0 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $21.4 million, c) pre-tax share-based payment expense of $27.7 million, d) pre-tax acquisition-related items of $10.8 million, and e) pre-tax impairment of intangible asset of $5.1 million, totaling $1.21 per share.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the years ended August 31, 2018, 2017, and 2016. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”). The Company has its principal office in Atlanta, Georgia.
The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include individual devices and integrated systems designed to optimize energy efficiency and comfort, enhance the occupant experience, and reduce operating costs for various indoor and outdoor applications. Individual devices include luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, inverters, and drivers. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. As of August 31, 2018, the Company operates 19 manufacturing facilities and eight distribution facilities along with three warehouses to serve its extensive customer base and employs approximately 13,000 associates.
The Company does not consider acquisitions a critical element of its strategy but seeks opportunities to expand and enhance its portfolio of solutions, including the following transactions:
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, the Company acquired IOTA Engineering, LLC (“IOTA”), a provider of highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and internationally.
On February 12, 2018, using cash on hand, the Company acquired Lucid Design Group, Inc (“Lucid”) a provider of a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings.
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
On December 9, 2015, using cash on hand, the Company acquired Geometri, LLC (“Geometri”), a provider of a software and services platform for mapping, navigation, and analytics.
On September 1, 2015, using cash on hand, the Company acquired Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, heating, ventilation, and air conditioning (“HVAC”), access control, closed circuit television, and related systems.
No acquisitions were completed during fiscal 2017.
Please refer to the Acquisitions and Investments footnote of the Notes to Consolidated Financial Statements for more information.
Strategy
The Company's strategy is to extend its leadership position in the North American market and certain international markets by delivering superior lighting and building management solutions. Additionally, the Company plans to continue to expand its software solution offerings. As a results-oriented, customer-centric company, management plans to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting and building management solutions for its customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
Throughout fiscal 2018, the Company believes it made progress towards achieving its strategic objectives, including expanding its access to the market, expanding its addressable market, introducing new lighting and building management solutions, and enhancing its operations to create a stronger, more effective organization. The strategic objectives were developed to enable the Company to meet or exceed the following financial goals during an entire business cycle:

•	Operating profit margin in the mid-teens or higher;

•	Diluted earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum; and

•	Cash flow from operations, less capital expenditures, that is in excess of net income.
To increase the probability of the Company achieving these financial goals, management will continue to implement programs to enhance its capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing innovative solutions and services more rapidly and cost effectively. In addition, the Company has invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, the Company promotes a “pay-for-performance” culture that rewards various levels of year-over-year improvement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position the Company to deliver on its full potential, to provide a platform for future growth opportunities, and to allow the Company to achieve its long-term financial goals. See the Outlook section below for additional information.
Liquidity and Capital Resources
The Company's principal sources of liquidity are operating cash flows generated primarily from its business operations, cash on hand, and various sources of borrowings. The ability of the Company to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund its operations and capital expenditures, pay dividends, repurchase shares of common stock, meet its obligations as they become due, and maintain compliance with covenants contained in its financing agreements.
The Company invested $43.6 million in fiscal 2018 for capital expenditures, primarily for new equipment, tooling, facility enhancements, and information technology. The Company expects to invest approximately 1.5% of net sales in capital expenditures during fiscal 2019.
The Company's short-term cash needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to its employee benefit plans, funding possible acquisitions, and potentially repurchasing up to 5.2 million shares of its outstanding common stock as authorized by the the Board of Directors (the “Board”). Management believes that the Company will be able to meet its liquidity needs over the next 12 months based on its cash on hand, current projections of cash flow from operations, and borrowing availability under recently executed financing arrangements. Additionally, management believes that the Company’s cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support the long-term liquidity needs of the Company.
In March 2018, the Board authorized the repurchase of up to six million shares of the Company's common stock. As of August 31, 2018, 0.8 million shares had been purchased under this authorization. Additionally, the Company repurchased 1.2 million shares during the current year under previous authorizations from the Board, resulting in total repurchases during fiscal 2018 of two million shares. The extent and timing of future stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. The Company may increase its leverage to accommodate the stock repurchase program.
Cash Flow
The Company uses available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options, to fund operations, capital expenditures, and acquisitions; to repurchase Company stock; and to pay dividends.

The Company’s cash position at August 31, 2018 was $129.1 million, a decrease of $182.0 million from August 31, 2017. During the year ended August 31, 2018, the Company generated net cash flows from operating activities of $353.2 million. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to repurchase two million shares of the Company's outstanding common stock for $298.4 million, to fund acquisitions of $163.2 million, to fund capital expenditures of $43.6 million, to pay dividends to stockholders of $21.4 million, and to pay employee taxes of $8.2 million on the net settlement of equity awards. Additionally, the Company fully repaid all borrowings under its revolving credit facility during fiscal 2018.
During fiscal 2018, net cash generated from operating activities increased $16.6 million to $353.2 million compared with $336.6 million in the prior-year period due primarily to lower net working capital requirements, which reflect reduced variable incentive payments for prior year performance and payments for income taxes, partially offset by lower operating profit. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) increased by approximately $84.7 million during fiscal 2018 compared to an increase of $34.3 million during fiscal 2017. Operating working capital requirements increased primarily due to greater production and purchases necessary to support the higher level of net sales. The increase in inventory during the year was due primarily to customer expansion in the home center channel, new product launches, and a buildup of finished goods to support committed projects in the corporate accounts channel. This increase in inventory was mostly offset by a corresponding increase in accounts payable during the same period. Additionally, the increase in accounts receivable during the year was due primarily to the timing of cash collections from customers.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. The Company invested $43.6 million and $67.3 million in fiscal 2018 and 2017, respectively, primarily for new equipment, tooling, facility enhancements, and information technology. The Company expects to invest approximately 1.5% of net sales in capital expenditures during fiscal 2019.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at August 31, 2018 (in millions):

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$357.3	$0.4	$354.9	$0.7	$1.3
Interest obligations(2)	121.8	33.6	34.1	18.9	35.2
Operating leases(3)	76.0	16.9	25.4	13.7	20.0
Purchase obligations(4)	243.8	236.7	4.7	2.4	—
Other liabilities(5)	44.0	4.0	9.3	5.0	25.7
Total	$842.9	$291.6	$428.4	$40.7	$82.2
___________________________

(1)
These amounts, which represent the principal amounts outstanding at August 31, 2018, are included in the Company’s Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts represent primarily the expected future interest payments on outstanding debt held by the Company at August 31, 2018 and the Company’s outstanding loans related to its corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total contractual obligations shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in the Company’s Consolidated Statements of Cash Flows.

(3)	The Company’s operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in the Company’s Consolidated Balance Sheets and largely represent liabilities for which the Company is obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not the Company elects to make contributions to the pension plans in excess of those required under Employee Retirement Income Security Act of 1974. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $4.4 million of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

The above table does not include deferred income tax liabilities of approximately $168.5 million as of August 31, 2018. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Capitalization
The current capital structure of the Company is comprised principally of senior unsecured notes and equity of its stockholders. Total debt outstanding was $356.8 million and $356.9 million at August 31, 2018 and 2017, respectfully, and consisted primarily of fixed-rate obligations. The Company fully repaid all borrowings under its revolving credit facility during fiscal 2018. Additionally, the Company repaid $0.4 million under the fixed rate long-term bank loans during fiscal 2018.
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
On June 29, 2018, the Company entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides the Company with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). The Company was in compliance with all financial covenants under the Credit Agreement as of August 31, 2018. At August 31, 2018, the Company had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect , which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued. As of August 31, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements.
During fiscal 2018, the Company’s consolidated stockholders’ equity increased $51.2 million to $1.72 billion at August 31, 2018 from $1.67 billion at August 31, 2017. The increase was due primarily to net income earned in the period, stock issuances resulting primarily from the exercise of stock options, and actuarial gains on pension plans, partially offset by share repurchases, the payment of dividends, shares withheld for employee taxes on vested restricted stock grants, and foreign currency translation adjustments. The Company’s debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 17.2% and 17.6% at August 31, 2018 and 2017, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 11.7% and 2.7% at August 31, 2018 and 2017, respectively.
Dividends
Acuity Brands paid dividends on its common stock of $21.4 million ($0.52 per share) in fiscal 2018 and $22.7 million ($0.52 per share) in fiscal 2017, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends by Acuity Brands are at the discretion of the Company’s Board and are evaluated regularly in light of the Company’s financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Fiscal 2018 Compared with Fiscal 2017
The following table sets forth information comparing the components of net income for the year ended August 31, 2018 with the year ended August 31, 2017 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2018	2017	(Decrease)		Change
Net sales	$3,680.1	$3,505.1	$175.0		5.0%
Cost of products sold	2,193.3	2,023.9	169.4		8.4%
Gross profit	1,486.8	1,481.2	5.6		0.4%
Percent of net sales	40.4%	42.3%	(190)	bps
Selling, distribution, and administrative expenses	1,026.6	951.1	75.5		7.9%
Special charge	5.6	11.3	(5.7)		NM
Operating profit	454.6	518.8	(64.2)		(12.4)%
Percent of net sales	12.4%	14.8%	(240)	bps
Other expense (income):
Interest expense, net	33.5	32.5	1.0		3.1%
Miscellaneous income, net	(4.8)	(6.3)	1.5		NM
Total other expense	28.7	26.2	2.5		9.5%
Income before income taxes	425.9	492.6	(66.7)		(13.5)%
Percent of net sales	11.6%	14.1%	(250)	bps
Income tax expense	76.3	170.9	(94.6)		(55.4)%
Effective tax rate	17.9%	34.7%
Net income	$349.6	$321.7	$27.9		8.7%
Diluted earnings per share	$8.52	$7.43	$1.09		14.7%
NM - not meaningful
Net sales increased $175.0 million, or 5.0%, to $3.68 billion for the year ended August 31, 2018 compared with $3.51 billion reported for the year ended August 31, 2017. For the year ended August 31, 2018, the Company reported net income of $349.6 million compared with $321.7 million for the year ended August 31, 2017, an increase of $27.9 million, or 8.7%. For fiscal 2018, diluted earnings per share increased 14.7% to $8.52 from $7.43 for the prior-year period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of the Company’s results of operations, which exclude the impact of acquisition-related items, excess inventory adjustments, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, a gain associated with the sale of the Company's Spanish lighting business, a gain on the sale of an investment in an unconsolidated affiliate, and certain discrete income tax benefits of the Tax Cuts and Jobs Act (“TCJA”). Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these items during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, the Company believes these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the Company's results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2018	2017
Gross profit	$1,486.8	$1,481.2
Add-back: Acquisition-related items (1)	1.7	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Adjusted gross profit	$1,491.6	$1,482.8	$8.8	0.6%
Percent of net sales	40.5%	42.3%	(180)	bps

Selling, distribution, and administrative expenses	$1,026.6	$951.1
Less: Amortization of acquired intangible assets	(28.5)	(28.0)
Less: Share-based payment expense	(32.3)	(32.0)
Less: Acquisition-related items (1)	(2.1)	—
Adjusted selling, distribution, and administrative expenses	$963.7	$891.1	$72.6	8.1%
Percent of net sales	26.2%	25.4%	80	bps

Operating profit	$454.6	$518.8
Add-back: Amortization of acquired intangible assets	28.5	28.0
Add-back: Share-based payment expense	32.3	32.0
Add-back: Acquisition-related items (1)	3.8	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charge	5.6	11.3
Adjusted operating profit	$527.9	$591.7	$(63.8)	(10.8)%
Percent of net sales	14.3%	16.9%	(260)	bps

Other expense	$28.7	$26.2
Add-back: Gain on sale of investment in unconsolidated affiliate	—	7.2
Add-back: Gain on sale of business	5.4	—
Adjusted other expense	$34.1	$33.4	$0.7	2.1%

Net income	$349.6	$321.7
Add-back: Amortization of acquired intangible assets	28.5	28.0
Add-back: Share-based payment expense	32.3	32.0
Add-back: Acquisition-related items (1)	3.8	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charge	5.6	11.3
Less: Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Less: Gain on sale of business	(5.4)	—
Total pre-tax adjustments to net income	67.9	65.7
Income tax effect	(20.0)	(21.5)
Less: Discrete income tax benefits of the TCJA (4)	(34.6)	—
Adjusted net income	$362.9	$365.9	$(3.0)	(0.8)%

Diluted earnings per share	$8.52	$7.43
Adjusted diluted earnings per share	$8.84	$8.45	$0.39	4.6%
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

Net Sales
Net sales for the year ended August 31, 2018 increased by 5.0% compared with the prior-year period due primarily to an increase in sales volumes of approximately 7% and an approximately 1% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in product prices and the mix of products sold (“price/mix”) of approximately 3%. Sales of LED-based luminaires during the year ended August 31, 2018 accounted for approximately two-thirds of total net sales. The increase in volumes was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications and higher shipments within the home center channel. The net unfavorable price/mix was primarily due to lower pricing on certain luminaires as a result of increased competition in portions of the market for more basic, lesser-featured products; changes in product mix reflecting the substitution of certain products with less costly form factors resulting in lower price points; and changes in sales channel mix, which reflected fewer large commercial projects that generally include higher priced solutions. Due to the changing dynamics of the Company's product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2018 increased $5.6 million, or 0.4%, to $1.49 billion compared with $1.48 billion for the prior year. Gross profit margin decreased to 40.4% for the year ended August 31, 2018 compared with 42.3% for the year ended August 31, 2017. Gross profit margin was lower than the prior-year period primarily due to unfavorable price/mix; higher material, component, and freight costs; increased wages; and additional reserves for excess inventory related to the closure of a facility. These declines were partially offset by higher sales volumes, productivity improvements, and gross profit attributable to acquisitions. Adjusted gross profit for fiscal 2018 increased $8.8 million, or 0.6%, to $1.49 billion compared with $1.48 billion for the prior year. Adjusted gross profit margin decreased 180 basis points to 40.5% compared to 42.3% in the prior year.
Operating Profit
SD&A expenses for the year ended August 31, 2018 increased $75.5 million, or 7.9%, to $1.03 billion compared with $951.1 million in the prior year. The increase in SD&A expenses was primarily due to higher employee related costs, including additional headcount from acquisitions, increased freight charges and commissions to support greater sales volume, higher professional fees related to recent acquisitions, and to a lesser degree, certain other operating expenses. Compared with the prior-year period, SD&A expenses as a percent of sales increased 80 basis points to 27.9% for fiscal 2018 from 27.1% in fiscal 2017. Adjusted SD&A expenses were $963.7 million, or 26.2% of net sales, in fiscal 2018 compared to $891.1 million, or 25.4% of net sales, in the year-ago period.
During the year ended August 31, 2018, the Company recognized pre-tax special charges of $5.6 million compared with pre-tax special charges of $11.3 million recorded during the year ended August 31, 2017. Further details regarding the Company's special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2018 was $454.6 million compared with $518.8 million reported for the prior-year period, a decrease of $64.2 million, or 12.4%. Operating profit margin decreased 240 basis points to 12.4% for fiscal 2018 compared with 14.8% for fiscal 2017. The decrease in operating profit was due primarily to the impact of price/mix on gross profit as well as higher SD&A expenses, partially offset by higher sales volumes and a lower net special charge.
Adjusted operating profit decreased $63.8 million, or 10.8%, to $527.9 million compared with $591.7 million for fiscal 2017. Adjusted operating profit margin was 14.3% and 16.9% for fiscal 2018 and 2017, respectively.
Other Expense (Income)
Other expense (income) for the Company consists principally of net interest expense and net miscellaneous expense (income), which includes gains and losses related to foreign exchange rate changes. Interest expense, net, was $33.5 million and $32.5 million for the years ended August 31, 2018 and 2017, respectively. The Company reported net miscellaneous income of $4.8 million in fiscal 2018 compared with net miscellaneous income of $6.3 million in fiscal 2017. Net miscellaneous income included a gain of $5.4 million associated with the sale of the Company’s Spanish lighting business and a gain of $7.2 million associated with the sale of an investment in an unconsolidated affiliate for fiscal 2018 and 2017, respectively.

Income Taxes and Net Income
The Company's effective income tax rate was 17.9% and 34.7% for the years ended August 31, 2018 and 2017, respectively. The effective income tax rate for the year ended August 31, 2018 was significantly impacted by the provisions of the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. The Company estimates that its effective tax rate for fiscal 2019 will be approximately 25% before any discrete items, assuming the rates in its taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2018 increased $27.9 million, or 8.7%, to $349.6 million from $321.7 million reported for the prior year. The increase in net income resulted primarily from the benefit recognized related to the TCJA, partially offset by a decrease in operating profit. Adjusted net income for fiscal 2018 decreased 0.8% to $362.9 million compared with $365.9 million in the year-ago period. Adjusted diluted earnings per share for fiscal 2018 was $8.84 compared with $8.45 for the prior-year period, which represented an increase of $0.39, or 4.6%.
Fiscal 2017 Compared with Fiscal 2016
The following table sets forth information comparing the components of net income for the year ended August 31, 2017 with the year ended August 31, 2016 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2017	2016	(Decrease)		Change
Net sales	$3,505.1	$3,291.3	$213.8		6.5%
Cost of products sold	2,023.9	1,855.1	168.8		9.1%
Gross profit	1,481.2	1,436.2	45.0		3.1%
Percent of net sales	42.3%	43.6%	(130)	bps
Selling, distribution, and administrative expenses	951.1	946.0	5.1		0.5%
Special charge	11.3	15.0	(3.7)		NM
Operating profit	518.8	475.2	43.6		9.2%
Percent of net sales	14.8%	14.4%	40	bps
Other expense (income):
Interest expense, net	32.5	32.2	0.3		0.9%
Miscellaneous income, net	(6.3)	(1.6)	(4.7)		NM
Total other expense	26.2	30.6	(4.4)		(14.4)%
Income before income taxes	492.6	444.6	48.0		10.8%
Percent of net sales	14.1%	13.5%	60	bps
Income tax expense	170.9	153.8	17.1		11.1%
Effective tax rate	34.7%	34.6%
Net income	$321.7	$290.8	$30.9		10.6%
Diluted earnings per share	$7.43	$6.63	$0.80		12.1%
NM - not meaningful
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

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2017	2016
Gross profit	$1,481.2	$1,436.2
Add-back: Acquisition-related items (1)	—	2.8
Add-back: Manufacturing inefficiencies (2)	1.6	—
Adjusted gross profit	$1,482.8	$1,439.0	$43.8	3.0%
Percent of net sales	42.3%	43.7%	(140)	bps

Selling, distribution, and administrative expenses	$951.1	$946.0
Less: Amortization of acquired intangible assets	(28.0)	(21.4)
Less: Share-based payment expense	(32.0)	(27.7)
Less: Acquisition-related items (1)	—	(8.0)
Less: Impairment of intangible asset	—	(5.1)
Adjusted selling, distribution, and administrative expenses	$891.1	$883.8	$7.3	0.8%
Percent of net sales	25.4%	26.9%	(150)	bps

Operating profit	$518.8	$475.2
Add-back: Amortization of acquired intangible assets	28.0	21.4
Add-back: Share-based payment expense	32.0	27.7
Add-back: Acquisition-related items (1)	—	10.8
Add-back: Impairment of intangible asset	—	5.1
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	11.3	15.0
Adjusted operating profit	$591.7	$555.2	$36.5	6.6%
Percent of net sales	16.9%	16.9%	—	bps

Other expense	$26.2	$30.6
Add-back: Gain on sale of investment in unconsolidated affiliate	7.2	—
Adjusted other expense	$33.4	$30.6	$2.8	9.2%

Net income	$321.7	$290.8
Add-back: Amortization of acquired intangible assets	28.0	21.4
Add-back: Share-based payment expense	32.0	27.7
Add-back: Acquisition-related items (1)	—	10.8
Add-back: Impairment of intangible asset	—	5.1
Add-back: Manufacturing inefficiencies (2)	1.6	—
Add-back: Special charge	11.3	15.0
Less: Gain on sale of investment in unconsolidated affiliate	(7.2)	—
Total pre-tax adjustments to net income	65.7	80.0
Income tax effect	(21.5)	(27.1)
Adjusted net income	$365.9	$343.7	$22.2	6.5%

Diluted earnings per share	$7.43	$6.63
Adjusted diluted earnings per share	$8.45	$7.84	$0.61	7.8%
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
Adjusted operating profit increased $36.5 million, or 6.6%, to $591.7 million compared with $555.2 million for fiscal 2016. Adjusted operating profit margin was 16.9% for both fiscal 2017 and 2016.
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
Third-party forecasts and leading indicators suggest that the North American lighting market, the Company’s primary market, will increase in the low-single digit range in fiscal 2019. Management expects to continue to outperform the growth rates of the markets that the Company serves by executing its strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of the Company’s integrated, tiered solutions strategy, including leveraging its unique, technology driven solutions portfolio to capture market share in the nascent, but rapidly growing, market for data capture, analytics, and other services, assisting in transforming buildings and campuses from cost centers to strategic assets.
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
The U.S. federal government has recently imposed tariffs on certain Chinese imports. Certain components used in the Company’s products as well as certain sourced finished products are sourced from China and are impacted by the recently imposed tariffs. Management’s efforts to mitigate the impact of these added costs include a variety of activities, such as finding alternative suppliers, in-sourcing the production of certain products, and raising prices. Management believes that its mitigation activities, including recently announced price increases once fully enacted, will assist to offset the added costs. The Company’s margins may continue to be negatively impacted, particularly in the first quarter of fiscal 2019, due to a delay in the full realization of the expected benefits from the mitigation activities. Future U.S. policy changes that may be implemented, including additional tariffs, could have a positive or negative consequence on the Company’s financial performance depending on how the changes influence many factors, including business and consumer sentiment.
During fiscal 2018, the Company recognized a pre-tax special charge primarily related to the planned consolidation of certain facilities and associated reduction in employee workforce. The special charge consisted primarily of severance and employee-related benefit costs. Management expects to incur additional costs in future periods associated with the closing of facilities, primarily attributable to early lease termination costs and relocation costs. Annual savings realized from the streamlining activities, once fully completed, are expected to exceed the amount of the special charge, and the Company expects to reinvest portions thereof in activities to support higher-growth opportunities as well as drive improved profitability.
During the fourth quarter of fiscal 2018, the Company entered into a new credit agreement with a syndicate of banks that increased the Company’s borrowing capacity under such agreement from $250 million to $800 million. The increase in borrowing capacity provides the Company with the resources to support growth opportunities, including acquisitions, and accommodate the current stock repurchase program of which 5.2 million shares remain available for repurchase. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. The Company may increase its leverage to accommodate the stock repurchase program.

Management expects the TCJA that was passed on December 22, 2017, to favorably impact the Company’s net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. Additionally, positive business sentiment and other favorable aspects of the new tax law could incentivize additional investments in facilities and infrastructure in the U.S. that may increase future demand in the end-markets that the Company serves. Management currently estimates that the Company’s fiscal 2019 blended consolidated effective income tax rate before discrete items will approximate 25%. The estimated tax rate may differ from actual results, possibly materially, due to changes in interpretations of the TCJA and assumptions made by the Company, as well as guidance that may be issued and actions the Company may take as a result of the TCJA.
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
Accounting Standards Adopted in Fiscal 2018 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; retirement benefits; and litigation. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Company’s Audit Committee of the Board of Directors. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies of the Company.
Management believes the following represent the Company’s critical accounting estimates:
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
Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead and are stated at the lower of cost (on a first-in, first-out or average-cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on the Company’s operating results in the period the change occurs.
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
Goodwill
The Company is comprised of one reporting unit with a goodwill balance of $970.6 million as of August 31, 2018. During fiscal 2018, the Company utilized a qualitative assessment of the fair value of goodwill as of June 1, 2018. To perform this assessment, the Company identified and analyzed macroeconomic conditions, industry and market conditions, and company-specific factors. Additionally, factors that would have the greatest impact on the fair value of the Company were compared to those used in the previous quantitative impairment test performed as of June 1, 2017 to identify potentially significant variances to the reasonableness of the assumptions. Taking into consideration these factors, the Company estimated the potential change in the fair value of goodwill compared with the previous quantitative impairment test. As a result of the analysis performed, management believes the estimated fair value of the reporting unit continues to exceed its carrying value by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of eight trade names with an aggregate carrying value of approximately $144.3 million. Management utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of the Company’s indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flow is management’s current estimate of the fair value of the trade names. This fair value model requires management to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in the Company's addressable market, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% and is based primarily on the Company’s understanding of projections for expected long-term growth within its addressable market and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, the Company may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. The Company utilized a range of estimated discount rates between 9% and 16% as of June 1, 2018, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and entity specific size premium.

During fiscal 2018, the Company performed an evaluation of the fair values of its indefinite-lived trade names. The Company’s expected revenues are based on the Company’s fiscal 2019 expectations and recent lighting, controls, and building management solutions market growth estimates for fiscal 2019 through 2023. The Company also included revenue growth estimates based on current initiatives expected to help the Company improve performance. During fiscal 2018, estimated theoretical royalty rates ranged between 1% and 4%. The indefinite-lived intangible asset analysis did not result in any impairment charges, as the fair values exceeded the carrying values for each of the trade names. However, the estimated fair value of one trade name exceeded its carrying value by a small margin. Management believes the assumptions used to estimate the fair value of this trade name were reasonable, and sensitivity analysis indicated that the trade name would likely not be impaired by a material amount if reasonably differing assumptions had been used. Any reasonably likely change in the assumptions used in the analyses for the other trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to the Company’s financial condition or results of operations.
Definite-Lived Intangible Assets
The Company evaluates the remaining useful lives of its definite-lived intangible assets on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would warrant a revision to the remaining period of amortization. The Company considers each reporting period whether an event occurred or circumstances changed that would more likely than not indicate that the fair value of the definite-lived asset is below its carrying value. The Company recorded no impairment charges for its definite-lived intangible assets during fiscal 2018 or 2017.
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
During fiscal 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees, particularly with respect to the presentation of excess tax benefits and deficiencies within the Company's Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows. See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for more information.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) the Company’s projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in the Company's addressable markets; (d) the Company's ability to execute and realize benefits from initiatives related to streamlining its operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) the Company’s estimate of its fiscal 2019 tax rates, as well as the impact of the TCJA on the Company's financial position, results of operations, and cash flows; (f) the Company’s estimate of future amortization expense; (g) the Company’s ability to achieve its long-term financial goals and measures and outperform the markets its serves; (h) the impact to the Company of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (i) the Company's expectations relating to mitigating efforts around recently imposed tariffs; and (j) the Company's expectations about the resolution of trade compliance, securities class action, and/or other legal matters. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this quarterly report. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the Company and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting the Company. Also, additional risks that could cause the Company’s actual results to differ materially from those expressed in the Company’s forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.
The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources.

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
Interest Rates.  Interest rate fluctuations expose the variable-rate debt of the Company to changes in interest expense and cash flows. At August 31, 2018, the variable-rate debt of the Company was solely comprised of the $4.0 million long-term industrial revenue bond. The Company had no borrowings outstanding under the Revolving Credit Facility as of August 31, 2018. A 10% increase in market interest rates at August 31, 2018, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt which includes the $350.0 million publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2018 would have decreased the estimated fair value of these debt obligations by approximately $1.5 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information regarding the Company’s debt.
Foreign Exchange Rates.  The majority of net sales, expense, and capital purchases of the Company are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to the Company’s operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2018 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $14 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $17 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $15 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $18 million. The individual impacts to the operating profit of the Company of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s foreign markets.
The Company’s exposure to foreign currency risk related to its operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices.  The Company utilizes a variety of raw materials and components in its production process including petroleum-based products, steel, and aluminum. In fiscal 2018, the Company purchased approximately 104,000 tons of steel and aluminum. The Company estimates that approximately 7% of raw materials purchased are petroleum-based and that approximately six million gallons of diesel fuel were consumed in fiscal 2018. Failure to effectively manage future increases in the costs of these items could have an adverse impact on the Company's results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2018, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of IOTA Engineering, LLC and Lucid Design Group, Inc. (collectively, the “2018 Acquisitions”), which are included in the Company’s consolidated financial statements as of August 31, 2018 and for the period from the respective acquisition dates through August 31, 2018. As of August 31, 2018, the 2018 Acquisitions constituted less than 2% and 1% of the Company’s tangible assets and net tangible assets, respectively. For the year ended August 31, 2018, the 2018 Acquisitions constituted less than 1% of both the Company's net sales and pre-tax income.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 25, 2018 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ RICHARD K. REECE
Vernon J. Nagel Chairman, President, and Chief Executive Officer	Richard K. Reece Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2018 and 2017, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 25, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/  Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Atlanta, Georgia
October 25, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of IOTA Engineering, LLC (IOTA) or Lucid Design Group, Inc. (Lucid) (collectively, the 2018 Acquisitions), which are included in the 2018 consolidated financial statements of the Company and constituted less than 2% and 1% of tangible assets and net tangible assets, respectively, as of August 31, 2018 and less than 1% of net sales and pre-tax income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IOTA and Lucid.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2018 and 2017, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 25, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  Ernst & Young LLP
Atlanta, Georgia
October 25, 2018

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$129.1	$311.1
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.9, respectively	637.9	573.3
Inventories	411.8	328.6
Prepayments and other current assets	32.3	32.6
Total current assets	1,211.1	1,245.6
Property, plant, and equipment, at cost:
Land	22.9	22.5
Buildings and leasehold improvements	189.1	180.7
Machinery and equipment	516.6	484.6
Total property, plant, and equipment	728.6	687.8
Less — Accumulated depreciation and amortization	(441.9)	(400.1)
Property, plant, and equipment, net	286.7	287.7
Goodwill	970.6	900.9
Intangible assets	498.7	448.8
Deferred income taxes	2.9	3.4
Other long-term assets	18.8	13.2
Total assets	$2,988.8	$2,899.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451.1	$395.1
Current maturities of long-term debt	0.4	0.4
Accrued compensation	67.0	41.8
Other accrued liabilities	164.2	163.6
Total current liabilities	682.7	600.9
Long-term debt	356.4	356.5
Accrued pension liabilities	64.6	96.9
Deferred income taxes	92.5	108.2
Self-insurance reserves	7.9	7.9
Other long-term liabilities	67.9	63.6
Total liabilities	1,272.0	1,234.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,667,327 and 53,549,840 issued, respectively	0.5	0.5
Paid-in capital	906.3	881.0
Retained earnings	1,999.2	1,659.9
Accumulated other comprehensive loss	(114.8)	(99.7)
Treasury stock, at cost — 13,676,689 and 11,678,002 shares, respectively	(1,074.4)	(776.1)
Total stockholders’ equity	1,716.8	1,665.6
Total liabilities and stockholders’ equity	$2,988.8	$2,899.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2018	2017	2016
Net sales	$3,680.1	$3,505.1	$3,291.3
Cost of products sold	2,193.3	2,023.9	1,855.1
Gross profit	1,486.8	1,481.2	1,436.2
Selling, distribution, and administrative expenses	1,026.6	951.1	946.0
Special charge	5.6	11.3	15.0
Operating profit	454.6	518.8	475.2
Other expense (income):
Interest expense, net	33.5	32.5	32.2
Miscellaneous income, net	(4.8)	(6.3)	(1.6)
Total other expense	28.7	26.2	30.6
Income before income taxes	425.9	492.6	444.6
Income tax expense	76.3	170.9	153.8
Net income	$349.6	$321.7	$290.8

Earnings per share:
Basic earnings per share	$8.54	$7.46	$6.67
Basic weighted average number of shares outstanding	40.9	43.1	43.5
Diluted earnings per share	$8.52	$7.43	$6.63
Diluted weighted average number of shares outstanding	41.0	43.3	43.8
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$349.6	$321.7	$290.8
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(25.2)	19.0	(5.6)
Defined benefit plans, net	21.2	20.7	(23.4)
Other comprehensive (loss) income items, net of tax	(4.0)	39.7	(29.0)
Comprehensive income	$345.6	$361.4	$261.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended August 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$349.6	$321.7	$290.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	80.3	74.6	62.6
Share-based payment expense	32.3	32.0	27.7
Loss (gain) on the sale or disposal of property, plant, and equipment	0.6	0.3	(0.9)
Asset impairments	—	—	5.1
Deferred income taxes	(38.2)	(7.7)	(8.2)
Gain on sale of business	(5.4)	—	—
Gain on sale of investment in unconsolidated affiliate	—	(7.2)	—
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	(62.8)	2.7	(94.6)
Inventories	(74.4)	(32.4)	(24.0)
Prepayments and other current assets	0.7	6.0	(10.5)
Accounts payable	52.5	(4.6)	65.3
Other current liabilities	19.1	(63.5)	60.6
Other	(1.1)	14.7	14.0
Net cash provided by operating activities	353.2	336.6	387.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(43.6)	(67.3)	(83.7)
Proceeds from sale of property, plant, and equipment	—	5.5	2.2
Acquisitions of businesses and intangible assets, net of cash acquired	(163.2)	—	(623.2)
Proceeds from sale of business	1.1	—	—
Proceeds from sale of investment in unconsolidated affiliate	—	13.2	—
Other investing activities	—	(0.2)	—
Net cash used for investing activities	(205.7)	(48.8)	(704.7)
Cash flows from financing activities:
Borrowings on credit facility	395.4	—	—
Repayments of borrowings on credit facility	(395.4)	—	—
(Repayments) issuances of long-term debt	(0.4)	1.0	2.5
Repurchases of common stock	(298.4)	(357.9)	—
Proceeds from stock option exercises and other	1.7	3.0	14.2
Payments for employee taxes on net settlement of equity awards	(8.2)	(15.2)	(16.6)
Dividends paid	(21.4)	(22.7)	(22.9)
Net cash used for financing activities	(326.7)	(391.8)	(22.8)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	1.9	(4.0)
Net change in cash and cash equivalents	(182.0)	(102.1)	(343.6)
Cash and cash equivalents at beginning of year	311.1	413.2	756.8
Cash and cash equivalents at end of year	$129.1	$311.1	$413.2
Supplemental cash flow information:
Income taxes paid during the period	$126.6	$173.6	$120.7
Interest paid during the period	$36.7	$33.6	$32.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2015	43.3	$0.5	$797.1	$1,093.0	$(110.4)	$(420.2)	$1,360.0
Net income	—	—	—	290.8	—	—	290.8
Other comprehensive loss	—	—	—	—	(29.0)	—	(29.0)
Common stock issued from treasury stock for acquisition of business	0.1	—	8.4	—	—	1.6	10.0
Amortization, issuance, and cancellations of restricted stock grants	—	—	11.1	—	—	—	11.1
Employee stock purchase plan issuances	—	—	0.7	—	—	—	0.7
Cash dividends of $0.52 per share paid on common stock	—	—	—	(22.9)	—	—	(22.9)
Stock options exercised	0.3	—	13.5	—	—	—	13.5
Excess tax benefits from share-based payments	—	—	25.6	—	—	—	25.6
Balance, August 31, 2016	43.7	0.5	856.4	1,360.9	(139.4)	(418.6)	1,659.8
Net income	—	—	—	321.7	—	—	321.7
Other comprehensive income	—	—	—	—	39.7	—	39.7
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	16.4	—	—	0.4	16.8
Employee stock purchase plan issuances	—	—	0.9	—	—	—	0.9
Cash dividends of $0.52 per share paid on common stock	—	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	—	2.1	—	—	—	2.1
Repurchases of common stock	(2.0)	—	—	—	—	(357.9)	(357.9)
Excess tax benefits from share-based payments	—	—	5.2	—	—	—	5.2
Balance, August 31, 2017	41.8	0.5	881.0	1,659.9	(99.7)	(776.1)	1,665.6
Net income	—	—	—	349.6	—	—	349.6
Other comprehensive loss	—	—	—	—	(4.0)	—	(4.0)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	11.1	(11.1)	—	—
Amortization, issuance, and cancellations of restricted stock grants	0.2	—	23.6	—	—	0.1	23.7
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(21.4)	—	—	(21.4)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(2.0)	—	—	—	—	(298.4)	(298.4)
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company”) and was incorporated in 2001 under the laws of the State of Delaware. The Company is one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. The Company’s lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, inverters, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, the Company continues to expand its solutions portfolio to provide a host of other economic benefits, including software and services that enable the Internet of Things (“IoT”). The Company's IoT solutions provide customers with access to robust data analytics; support the advancement of smart buildings, smart cities, and the smart grid; and allow businesses to develop custom applications to scale their operations. The Company has one reportable segment serving the North American lighting market and select international markets.
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
The Company also maintains one-time or ongoing marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are reflected within the Company’s Consolidated Statements of Comprehensive Income in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), which in most instances requires such costs be recorded as a reduction of revenue. The liabilities associated with the programs totaled $41.3 million and $38.1 million as of August 31, 2018 and 2017, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
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
Revenue Recognition for Arrangements with Multiple Deliverables
A small portion (less than 7%) of the Company's revenues are derived from the combination of any or all of: (i) the sale and license of its products, (ii) fees associated with training, installation, and technical support services, (iii) monitoring and lighting control services, and (iv) providing services related to data analytics. Certain agreements for integrated lighting solutions represent multiple-element arrangements that include tangible products as well as services that are essential to the functionality of the solution. These services primarily relate to installation, monitoring, and lighting controls services. All of these elements are reviewed and analyzed to determine separability in relation to the delivered elements and appropriate pricing treatment based on (a) vendor-specific objective evidence, (b) third-party evidence, or (c) management estimates. If deemed separate units of accounting, the revenue and associated cost of sales related to the delivered elements are recognized at the time of delivery, while those related to the undelivered elements are recognized appropriately based on the period of performance. If the separation criterion for the undelivered elements is not met because the undelivered elements are essential to the functionality of the lighting controls systems, all revenue and cost of sales attributable to the contract are deferred at the time of sale and are both generally recognized on a straight-line basis over the respective contract periods.
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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using the Company’s lighting and building management solutions as well as their dispersion across many different geographic areas. One customer, two customers each, and one customer accounted for approximately 10% of receivables at August 31, 2018, 2017, and 2016, respectively. No single customer accounted for more than 10% of net sales in fiscal 2018, 2017, or 2016.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period. Refer to the New Accounting Pronouncements footnote for additional information regarding retrospective reclassifications related to accounting standards adopted in the current year.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2018.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	August 31,
	2018	2017
Raw materials, supplies, and work in process(1)	$196.8	$176.5
Finished goods	251.8	180.8
Inventories excluding reserves	448.6	357.3
Less: Reserves	(36.8)	(28.7)
Total inventories	$411.8	$328.6
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
Assets Held for Sale
In accordance with applicable U.S. GAAP, the Company classifies assets as held for sale upon the development of a plan for disposal and ceases the depreciation and amortization of the assets at that date. The Company did not classify any assets as held for sale as of August 31, 2018 or 2017.
Goodwill and Other Intangibles
Goodwill amounted to $970.6 million and $900.9 million as of August 31, 2018 and 2017, respectively. The change in the carrying amount of goodwill during fiscal 2018 and 2017 is summarized as follows (in millions):

Carrying Amount
Balance as of August 31, 2016	$947.8
Adjustments to provisional amounts	(56.5)
Foreign currency translation adjustments	9.6
Balance as of August 31, 2017	900.9
Additions from acquired businesses	77.0
Foreign currency translation adjustments	(7.3)
Balance as of August 31, 2018	$970.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information for the Company’s acquired intangible assets is as follows (in millions):

	August 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$135.8	$(62.2)	$124.1	$(51.5)
Trademarks and trade names	27.2	(13.2)	27.2	(12.0)
Distribution network	61.8	(42.7)	61.8	(35.2)
Customer relationships	298.8	(51.1)	240.8	(43.1)
Other	—	—	4.6	(4.6)
Total definite-lived intangible assets	$523.6	$(169.2)	$458.5	$(146.4)
Indefinite-lived trade names	$144.3		$136.7
Through multiple acquisitions, the Company acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. Certain of the Company's intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year.
The Company recorded amortization expense of $28.5 million, $28.0 million, and $21.4 million related to intangible assets with finite lives during fiscal 2018, 2017, and 2016, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $31.1 million in fiscal 2019, $31.1 million in fiscal 2020, $28.2 million in fiscal 2021, $26.5 million in fiscal 2022, and $25.2 million in fiscal 2023.
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test. The quantitative analysis identifies impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference is recorded.
In fiscal 2018 and 2016, a qualitative fair value analysis was used to determine the likelihood of goodwill impairment for the Company’s one reporting unit. During fiscal 2017, a quantitative analysis, based on discounted future cash flows, was used to determine the likelihood of impairment. The analysis for goodwill did not result in an impairment charge during fiscal 2018, 2017, or 2016.
The impairment test for indefinite-lived trade names consists of comparing the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. The Company estimates the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. The indefinite-lived trade name analysis did not result in an impairment charge for fiscal 2018, as the fair values exceeded the carrying values for each of the trade names. However, the estimated fair value of one trade name exceeded its carrying value by a small margin. Management believes the assumptions used to estimate the fair value of this trade name were reasonable, and sensitivity analysis indicated that the trade name would likely not be impaired by a material amount if reasonably differing assumptions had been used. Any reasonably likely change in the assumptions used in the analyses for the other trade names would not be material to the Company’s financial condition or results of operations.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The indefinite-lived trade name analysis did not result in an impairment charge for fiscal 2017, as the fair values exceeded the carrying values for each of the trade names. However, during fiscal 2016, management began to rationalize the Company's portfolio of brands, resulting in the initiation of the phase out of one of the trade names. As a result, during fiscal 2016 the Company recognized an impairment charge of $5.1 million related to this trade name and concluded the trade name is definite-lived. The impairment charge is included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income for the year ended August 31, 2016. The indefinite-lived intangible asset analysis for fiscal 2016 did not result in any other impairment charges, as the fair values exceeded the carrying values for each of the other trade names.
Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	August 31,
	2018	2017
Deferred contract costs	$12.8	$6.7
Net overfunded pension plans	1.6	—
Other(1)	4.4	6.5
Total other long-term assets	$18.8	$13.2
_______________________________________

(1)
Amounts primarily include deferred debt issuance costs related to the Company's credit facilities and company-owned life insurance investments. The Company maintains life insurance policies on 69 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2018.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	August 31,
	2018	2017
Deferred compensation and postretirement benefits other than pensions(1)	$40.0	$39.7
Long-term warranty obligations	15.7	10.7
Unrecognized tax position liabilities, including interest(2)	4.9	7.0
Other(3)	7.3	6.2
Total other long-term liabilities	$67.9	$63.6
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

(2)	See the Income Taxes footnote for more information.

(3)	Amount primarily includes deferred rent and deferred revenue.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold in the Consolidated Statements of Comprehensive Income. Other shipping and handling costs are included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $154.9 million, $138.3 million, and $124.0 million in fiscal 2018, 2017, and 2016, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-based payment expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan. The Company recorded $32.3 million, $32.0 million, and $27.7 million of share-based payment expense for the years ended August 31, 2018, 2017, and 2016, respectively. The total income tax benefit recognized for share-based payment arrangements was $8.4 million, $11.1 million, and $9.6 million for the years ended August 31, 2018, 2017, and 2016, respectively. The Company accounts for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. The Company did not capitalize any expense related to share-based payments and has recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income.
Prior to fiscal 2018, benefits of tax deductions in excess of and expense of tax shortfalls below recognized share-based payment cost were reported within Paid-in capital on the Consolidated Balance Sheets. Conversely, these amounts are reported within Income tax expense on the Consolidated Statements of Comprehensive Income for fiscal 2018. See the New Accounting Pronouncements footnote for more information. The Company recognized net tax shortfalls related to share-based payment cost of $0.8 million during fiscal 2018 and excess tax benefits related to share-based payment cost of $5.2 million and $25.6 million during 2017 and 2016, respectively.
See the Share-based Payments footnote for more information.
Depreciation
For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment), while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $51.8 million, $46.6 million, and $41.2 million during fiscal 2018, 2017, and 2016, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs. R&D does not include all new product development costs and is included in Selling, distribution, and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. R&D expense amounted to $63.9 million, $52.0 million, and $47.1 million during fiscal 2018, 2017, and 2016, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. These costs totaled $20.6 million, $18.6 million, and $18.4 million during fiscal 2018, 2017, and 2016, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, revolving credit facility borrowings, and loans collateralized by assets related to a company-owned life insurance program, partially offset by interest income on cash and cash equivalents.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of interest expense, net (in millions):

	Year Ended August 31,
	2018	2017	2016
Interest expense	$35.5	$34.1	$33.3
Interest income	(2.0)	(1.6)	(1.1)
Interest expense, net	$33.5	$32.5	$32.2
Miscellaneous Income, Net
Miscellaneous income, net, is composed primarily of gains or losses on foreign currency items and other non-operating items. Gains or losses relating to foreign currency items consisted of income of $0.1 million in fiscal 2018, expense of $0.5 million in fiscal 2017, and income of $0.8 million in fiscal 2016. During fiscal 2018, the Company recognized a $5.4 million gain on the sale of a foreign domiciled business, which includes the reclassification of $8.7 million in accumulated foreign currency gains from Accumulated other comprehensive loss. During fiscal 2017, the Company recognized a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.
Income Taxes
The Company is taxed at statutory corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. On December 22, 2017, the President of the United States signed into law the U.S. Tax Cuts and Jobs Act (“TCJA”). See the Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details regarding the impact of the TCJA on the Company.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive income (loss) net of tax during the year ended August 31, 2018 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2016	$(47.7)	$(91.7)	$(139.4)
Other comprehensive income before reclassifications	19.0	12.6	31.6
Amounts reclassified from accumulated other comprehensive loss (1)	—	8.1	8.1
Net current period other comprehensive income	19.0	20.7	39.7
Balance at August 31, 2017	(28.7)	(71.0)	(99.7)
Other comprehensive income before reclassifications	(16.5)	14.0	(2.5)
Amounts reclassified from accumulated other comprehensive loss (1)	(8.7)	7.2	(1.5)
Net current period other comprehensive (loss) income	(25.2)	21.2	(4.0)
Reclassification of stranded tax effects of TCJA	—	(11.1)	(11.1)
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
_______________________________________

(1)
The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details. The reclassification of foreign currency items relates to the sale of a foreign domiciled business and is included within Miscellaneous income, net on the Consolidated Statements of Comprehensive Income.

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three years ended August 31, 2018 (in millions):

	Year Ended August 31,
	2018			2017			2016
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(25.2)	$—	$(25.2)	$19.0	$—	$19.0	$(5.6)	$—	$(5.6)
Defined benefit pension plans:
Actuarial gains (losses)	18.4	(4.4)	14.0	18.3	(5.7)	12.6	(42.2)	13.5	(28.7)
Amortization of defined benefit pension items:
Prior service cost	3.1	(0.7)	2.4	3.1	(0.7)	2.4	3.1	(1.1)	2.0
Actuarial losses	6.8	(2.0)	4.8	8.9	(3.2)	5.7	4.9	(1.6)	3.3
Total defined benefit plans, net	28.3	(7.1)	21.2	30.3	(9.6)	20.7	(34.2)	10.8	(23.4)
Other comprehensive income (loss)	$3.1	$(7.1)	$(4.0)	$49.3	$(9.6)	$39.7	$(39.8)	$10.8	$(29.0)

3.    New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2018
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense, which could create volatility in the Company's effective income tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity and taxes paid for employee withholdings to be presented as a financing activity. The Company adopted ASU 2016-09 effective as of September 1, 2017. Excess tax benefits and deficiencies are recorded within Income tax expense within the Consolidated Statements of Comprehensive Income on a prospective basis as required by the standard; however, the Company elected to present changes to the statement of cash flows

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, cash flows from operations for the years ended August 31, 2017 and 2016 increased $20.4 million and $42.2 million, respectively, with a corresponding decrease to cash flows from financing activities, compared to amounts previously reported.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA signed into law in December 2017. The Company adopted ASU 2018-02 effective as of the beginning of the current reporting period and recorded a reclassification for the stranded tax effects resulting from the TCJA from Accumulated other comprehensive loss to Retained earnings in the amount of $11.1 million on the Consolidated Balance Sheets during the year ended August 31, 2018. Refer to the Income Taxes footnote for further details.
Accounting Standards Yet to Be Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which will require customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. The Company will implement the standard as required in fiscal 2021. The provisions of ASU 2018-15 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company will implement the standard as required in fiscal 2019. The provisions of ASU 2017-07 are not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. ASU 2017-01 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of ASU 2017-01 and will implement the standard as required in fiscal 2019.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance. ASU 2016-15 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company will implement the standard as required in fiscal 2019, and the provisions of ASU 2016-15 are not expected to have a material impact on the Company's financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), which establishes an optional transition practical expedient when applying the guidance in ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2016-02”), and ASU 2018-11, Targeted Improvements (“ASU 2016-11”). ASU 2018-10 affects narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an additional transition method

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and an additional practical expedient for lessors. Each of these updates have the same effective date as the original standard. The Company is currently evaluating the impact of the provisions of ASU 2016-02 and the related amendments and will implement the standard as required in fiscal 2020.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaces most existing revenue recognition guidance in U.S. GAAP. Since the issuance of ASU 2014-09, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the effective date. These standards have been collectively codified within Accounting Standards Codification (“ASC") 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASC 606 permits two transition methods: the full retrospective method and the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented with the cumulative effect of applying the standard recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. ASC 606 is effective for annual reporting periods beginning after December 15, 2017.
The Company has an implementation team tasked with identifying potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers. The implementation team has completed its contract reviews and reported its findings and progress to management as well as to the Audit Committee of the Board of Directors. The most significant changes will relate to additional deferral of revenue recognition for certain services provided and the gross presentation of right of return assets and refund liabilities for sales with a right of return. Based on the current portfolio of the Company's revenue generating activities, these changes will not have a material impact on the Company's consolidated financial condition, results of operations, or cash flows. The Company will adopt ASC 606 using the modified retrospective approach effective September 1, 2018.
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
Fiscal 2018 Acquisitions
IOTA Engineering, LLC
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, the Company acquired all of the equity interests of IOTA Engineering, LLC (“IOTA”). IOTA is headquartered in Tucson, Arizona and manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and international markets. The operating results of IOTA have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Fiscal 2018 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for these acquisitions are reflected in the Consolidated Balance Sheets as of August 31, 2018. The aggregate preliminary purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $77.0 million and $81.8 million, respectively. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 14 years. These amounts are deemed to be provisional until disclosed otherwise, primarily due to the Company continuing to gather information related to the identification and valuation of certain deferred tax items.
Fiscal 2016 Acquisitions
DGLogik, Inc.
On June 30, 2016, using cash on hand and treasury stock, the Company acquired DGLogik, Inc. (“DGLogik”) a provider of innovative software solutions that enable and visualize the IoT. DGLogik's solutions provide users with the intelligence to better manage energy usage and improve facility performance. DGLogik is headquartered in the San Francisco Bay Area, California. The operating results of DGLogik have been included in the Company's consolidated financial statements since the date of acquisition and are not material to the Company's financial condition, results of operations, or cash flows. The Company finalized the acquisition accounting for DGLogik during fiscal 2017, and the amounts are reflected on the Consolidated Balance Sheets. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.
Juno Lighting LLC
On December 10, 2015, using cash on hand, the Company acquired for approximately $380.0 million all of the equity interests of Juno Lighting LLC (“Juno Lighting”) a leading provider of downlighting and track lighting fixtures for both residential and commercial applications. Juno Lighting is headquartered in Des Plaines, Illinois.The operating results of Juno Lighting have been included in the Company's consolidated financial statements since the date of acquisition.
Provisional amounts recognized at the acquisition date related to the Juno Lighting acquisition were prospectively adjusted in the second quarter of fiscal 2017 to reflect the finalization of the valuation of customer relationships and certain accrued liabilities. These adjustments resulted in an increase to intangible assets, net of $81.1 million, a decrease to goodwill of $50.5 million, an increase to deferred income tax liabilities of $29.6 million, and a decrease to net operating working capital of $1.0 million in the second quarter of fiscal 2017. Additionally, the Company recorded $1.5 million of additional amortization expense during fiscal 2017 to reflect the amortization that would have been recognized in previous periods if the adjustment to intangibles was recognized as of the acquisition date. The fair values of assets acquired and liabilities assumed were finalized and reflected on the Consolidated Balance Sheets prospectively as of February 28, 2017.
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
Distech Controls Inc.
On September 1, 2015, using cash on hand, the Company acquired for approximately $240.0 million all of the outstanding capital stock of Distech Controls Inc. (“Distech Controls”), a provider of building automation solutions that allow for the integration of lighting, heating, ventilation, and air conditioning (“HVAC”), access control, closed circuit television, and related systems. Distech Controls is headquartered in Quebec, Canada. The Company finalized the acquisition accounting for Distech Controls during fiscal 2016. There were no material changes to the Company’s financial statements as a result of the finalization of the acquisition accounting.

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
The Company's cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $129.1 million and $311.1 million as of August 31, 2018 and 2017, respectively.
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
Disclosures of fair value information about financial instruments (whether or not recognized in the balance sheet), for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The carrying values and estimated fair values of certain of the Company’s financial instruments were as follows at August 31, 2018 and 2017 (in millions):

	August 31, 2018		August 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.5	$361.7	$349.1	$379.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.3	3.3	3.8	3.8
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, the Company estimates that the face amount of the bond approximates fair value as of August 31, 2018 based on bonds of similar terms and maturity (Level 2). The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
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
The following tables reflect the status of the Company’s domestic (U.S.-based) and international pension plans at August 31, 2018 and 2017 (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$215.5	$223.0	$53.5	$57.3
Service cost	2.7	3.5	0.2	0.2
Interest cost	7.3	6.9	1.3	1.1
Actuarial gain	(14.3)	(10.2)	(4.5)	(3.2)
Benefits paid	(8.0)	(7.7)	(5.5)	(1.0)
Other	—	—	0.5	(0.9)
Benefit obligation at end of year	203.2	215.5	45.5	53.5
Change in plan assets:
Fair value of plan assets at beginning of year	$136.8	$128.8	$34.1	$30.3
Actual return on plan assets	11.3	12.1	0.9	4.1
Employer contributions	9.3	3.6	1.2	1.0
Benefits paid	(8.0)	(7.7)	(5.5)	(1.0)
Other	—	—	0.2	(0.3)
Fair value of plan assets at end of year	149.4	136.8	30.9	34.1
Funded status at the end of year	$(53.8)	$(78.7)	$(14.6)	$(19.4)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$1.6	$—	$—	$—
Current liabilities	(5.3)	(1.2)	(0.1)	—
Non-current liabilities	(50.1)	(77.5)	(14.5)	(19.4)
Net amount recognized in Consolidated Balance Sheets	$(53.8)	$(78.7)	$(14.6)	$(19.4)
Accumulated benefit obligation	$202.7	$215.3	$45.5	$53.5
Pre-tax amounts in accumulated other comprehensive income:
Prior service cost	$(4.6)	$(7.7)	$—	$—
Net actuarial loss	(58.8)	(78.7)	(12.9)	(18.2)
Amounts in accumulated other comprehensive income	$(63.4)	$(86.4)	$(12.9)	$(18.2)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$119.2	$215.5	$45.5	$53.5
Accumulated benefit obligation	118.7	215.3	45.5	53.5
Plan assets	63.8	136.8	30.9	34.1
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$84.0	$—	$—	$—
Accumulated benefit obligation	84.0	—	—	—
Plan assets	85.6	—	—	—
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$3.1	$3.1	$—	$—
Net actuarial loss	$2.9	$4.5	$1.5	$2.2

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's other services. Components of net periodic pension cost for the fiscal years ended August 31, 2018, 2017, and 2016 included the following (in millions):

	Domestic Plans			International Plans
	2018	2017	2016	2018	2017	2016
Service cost	$2.7	$3.5	$3.6	$0.2	$0.2	$0.1
Interest cost	7.3	6.9	8.0	1.3	1.1	1.7
Expected return on plan assets	(10.2)	(9.4)	(9.2)	(2.2)	(1.9)	(1.9)
Amortization of prior service cost	3.1	3.1	3.1	—	—	—
Recognized actuarial loss	4.5	5.3	3.0	2.3	3.6	1.9
Net periodic pension cost	$7.4	$9.4	$8.5	$1.6	$3.0	$1.8
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2018	2017	2018	2017
Discount rate	3.9%	3.5%	2.9%	2.5%
Rate of compensation increase	5.5%	5.5%	3.1%	3.2%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2018	2017	2016	2018	2017	2016
Discount rate	3.5%	3.2%	4.3%	2.5%	2.1%	2.1%
Expected return on plan assets	7.5%	7.5%	7.5%	6.5%	6.5%	6.5%
Rate of compensation increase	5.5%	5.5%	5.5%	3.1%	3.2%	2.8%
It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on the Company’s estimated benefit payments available as of the measurement date. The Company uses a publicly published yield curve to assist in the development of its discount rates. The Company estimates that each 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $1.4 million and approximately $0.6 million for the domestic plans and international plans, respectively. The expected return on plan assets is derived from a periodic study of long-term historical rates of return on the various asset classes included in the Company’s targeted pension plan asset allocation. The Company estimates that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.5 million and $0.3 million for domestic plans and international plans, respectively. The rate of compensation increase is also evaluated and adjusted by the Company, if necessary, annually.
The Company’s investment objective for domestic plan assets is to earn a rate of return sufficient to match or exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. The Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2018, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. The Company’s investment objective for the international plan assets is also to add value by matching or exceeding the long-term growth of the plans’ liabilities. During fiscal 2018, the international asset target allocation approximated 62% equity securities, 23% fixed income securities, and 15% multi-strategy funds.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan asset allocation at August 31, 2018 and 2017 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2018	2017	2018	2017
Equity securities	57.5%	58.1%	61.9%	63.9%
Fixed income securities	37.8%	37.2%	25.5%	23.2%
Multi-strategy investments	—%	—%	12.6%	8.2%
Real estate	4.7%	4.7%	—%	4.7%
Total	100.0%	100.0%	100.0%	100.0%
The Company’s pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets are described in further detail below.
Short-term Fixed Income Investments: Short-term investments consist of money market funds, which are valued at the daily closing price as reported by the relevant fund (Level 1).
Mutual Funds: Mutual funds held by the domestic plans are open-end mutual funds that are registered with the Securities and Exchange Commission and seek to either replicate or outperform a related index. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the domestic plans are deemed to be actively traded (Level 1).
Collective Trust: The collective trust seeks to outperform the overall small-cap stock market and is comprised of small cap equity securities with quoted prices in active markets for identical investments. The value of this fund is calculated on each business day by dividing the total value of assets, less liabilities, by the number of units of each class outstanding but is not published (Level 2).
Fixed Income Investments: The fixed interest fund seeks to maximize total return by investing primarily in a diversified portfolio of intermediate and long-term debt securities and is valued using the NAV of units of a management investment company’s trust. The NAV, as provided by the fund's trustee, is used as a practical expedient to estimate fair value. As such, these funds are excluded from the fair value hierarchy. The NAV is based on the fair value of the underlying investments held by the fund less the fund's liabilities.
Real Estate Fund: The real estate fund invests primarily in commercial real estate and includes mortgage loans that are backed by the associated property's investment objective. The fund seeks real estate returns, risk, and liquidity appropriate to a core fund. The fund also seeks to provide current income with the potential for long-term capital appreciation. This investment is valued based on the NAV per share, without further adjustment. The NAV, as provided by the fund's trustee, is used as a practical expedient to estimate fair value and is therefore excluded from the fair value hierarchy. NAV is based on the fair value of the underlying investments. Investors may request to redeem all or any portion of their shares on a quarterly basis. Each investor must provide a written redemption request at least sixty days prior to the end of the quarter for which the request is to be effective. If insufficient funds are available to honor all redemption requests at any point in time, available funds will be allocated pro-rata based on the total number of shares held by each investor. All decisions regarding whether to honor redemption requests are made by the fund’s board of directors.
International Plan Investments: The international plans' assets consist primarily of funds invested in equity securities, multi-strategy investments, and fixed income investments. These securities are calculated using the values of the underlying holdings (i.e. significant observable inputs) but do not have actively quoted market prices (Level 2). The short-term fixed income investments represents cash and cash equivalents held by the funds at fiscal year end (Level 1). The international plans divested from the real estate fund during the current fiscal year, which was previously valued using NAV as a practical expedient and was excluded from the fair value hierarchy.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2018 and 2017 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$48.3	$48.3	$—	$—
Foreign equity fund	20.8	20.8	—	—
Collective trust: Domestic small cap equities	16.8	—	16.8	—
Short-term fixed income investments	7.6	7.6	—	—
Total assets in the fair value hierarchy	93.5
Assets calculated at net asset value:
Fixed-income investments	48.9
Real estate fund	7.0
Total assets at net asset value	55.9
Total assets at fair value	$149.4

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$43.4	$43.4	$—	$—
Foreign equity fund	21.5	21.5	—	—
Collective trust: Domestic small cap equities	14.6	—	14.6	—
Short-term fixed income investments	4.7	4.7	—	—
Total assets in the fair value hierarchy	84.2
Assets calculated at net asset value:
Fixed-income investments	46.2
Real estate fund	6.4
Total assets at net asset value	52.6
Total assets at fair value	$136.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2018 and 2017 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$19.1	$—	$19.1	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.9	—	3.9	—
Fixed-income investments	7.6	—	7.6	—
Total assets at fair value	$30.9

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$21.8	$—	$21.8	$—
Short-term fixed income investments	0.2	0.2	—	—
Multi-strategy investments	2.8	—	2.8	—
Fixed-income investments	7.7	—	7.7	—
Total assets in the fair value hierarchy	32.5
Assets calculated at net asset value:
Real estate fund	1.6
Total assets at net asset value	1.6
Total fair value of assets	$34.1
The Company expects to contribute approximately $5.3 million and $1.1 million during fiscal 2019 to its domestic and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2019 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31 (in millions):

	Domestic Plans	International Plans
2019	$12.6	$0.8
2020	9.1	0.9
2021	9.8	0.9
2022	10.3	1.0
2023	17.3	1.0
2024-2028	70.8	5.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s contributions to these plans were $0.5 million, $0.5 million, and $0.7 million for the years ended August 31, 2018, 2017, and 2016, respectively. During fiscal 2016, as a result of closing a facility, the Company withdrew from one of these multi-employer pension plans and incurred a withdrawal liability of $3.9 million. During fiscal 2017, the Company early settled this withdrawal liability.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The cost to the Company for these plans was $8.0 million, $8.0 million, and $6.9 million for the years ended August 31, 2018, 2017, and 2016, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2018, assets of the domestic defined contribution plans included shares of the Company’s common stock with a market value of approximately $9.9 million, which represented approximately 2.6% of the total fair market value of the assets in the Company’s domestic defined contribution plans.

7.    Debt and Lines of Credit
Debt
The Company’s debt at August 31, 2018 and 2017 consisted of the following (in millions):

	August 31,
	2018	2017
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	(0.5)	(0.9)
Industrial revenue bond due June 2021	4.0	4.0
Bank loans	3.3	3.8
Total debt outstanding, net of unamortized discount and deferred costs	$356.8	$356.9
Future principal payments of long-term debt are $0.4 million, $350.4 million, $4.5 million, $0.4 million, $0.3 million, and $1.3 million in fiscal 2019, 2020, 2021, 2022, 2023, and after 2023, respectively.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the registration rights agreement by and between ABL and the Guarantors and the initial purchasers of the Unsecured Notes, ABL and the Guarantors filed a registration statement with the Securities and Exchange Commission (“SEC”) for an offer to exchange the Notes for SEC-registered notes with substantially identical terms. The registration became effective on August 17, 2010, and all of the Unsecured Notes were exchanged.
The $4.0 million industrial revenue bond matures in June 2021. The interest rate on the $4.0 million bond was approximately 1.7% at August 31, 2018 and 0.9% at August 31, 2017.
The Company also had $3.3 million outstanding under fixed-rate bank loans. These loans have interest rates between 0.8% and 2.0% and mature over 7 to 12 years, subject to monthly or quarterly repayment schedules.
Lines of Credit
On June 29, 2018, the Company entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides the Company with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). The Company had no borrowings outstanding under the current Revolving Credit Facility as of August 31, 2018. Additionally, the Company had no borrowings outstanding under its previous credit facility as of August 31, 2017.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at the Company's option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375% Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.375%. The Term Loan Facility allows for borrowings to be drawn over a one-year period ending June 29, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at the Company’s option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
The Company is required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees. The annual facility fee is payable quarterly, in arrears, and is determined by the Company’s leverage ratio as defined in the Credit Agreement. The facility fee ranges from 0.125% to 0.250% of the aggregate $800 million commitment of the lenders under the Credit Agreement. The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Minimum Interest Expense Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions, as such terms are defined in the Credit Agreement.
The Company was in compliance with all financial covenants under the Credit Agreement as of August 31, 2018. As of August 31, 2018, the Company had outstanding letters of credit totaling $10.2 million, primarily for securing collateral requirements under the Company's casualty insurance programs and for providing credit support for the Company’s industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At August 31, 2018, the Company had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility.
None of the Company’s existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in the Company’s credit ratings.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Common Stock and Related Matters
Common Stock
Changes in common stock for the years ended August 31, 2018, 2017, and 2016 were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2015	53.0		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	0.3		—
Balance at August 31, 2016	53.4		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2017	53.5		$0.5
Issuance of restricted stock grants, net of cancellations	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2018	53.7		$0.5
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2018 and 2017, the Company had 13.7 million and 11.7 million of repurchased shares recorded as treasury stock at an original repurchase cost of $1.1 billion and $776.1 million, respectively.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of August 31, 2018, 0.8 million shares had been purchased under this authorization. Additionally, the Company repurchased 1.2 million shares during the current year under previous authorizations from the Board, resulting in total repurchases during fiscal 2018 of two million shares.
Preferred Stock
The Company has 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2018 or 2017, and no shares of preferred stock are outstanding.
Earnings per Share
Prior to fiscal 2017, basic earnings per share was computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which was modified to include the effects of all participating securities during the period, as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (“ASC 260”). Participating securities included unvested share-based payment awards with a right to receive nonforfeitable dividends. The equity plan approved by stockholders in January 2013 changed the dividend provisions, causing share-based payment awards to lose the right to receive nonforfeitable dividends. Due to this change, any shares granted after January 2013 were not participating securities as prescribed by the two-class method under ASC 260 and were accounted for in the diluted earnings per share calculation described below. Income attributable to participating securities was $0.4 million for the year ended August 31, 2016.
The impact of participating securities was not material for the year ended August 31, 2017, and there were no participating securities outstanding during the year ended August 31, 2018. Therefore, basic earnings per share for these periods is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for these periods. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2018, 2017, and 2016 (in millions, except per share data):

	Year Ended August 31,
	2018	2017	2016
Net income	$349.6	$321.7	$290.8
Basic weighted average shares outstanding	40.9	43.1	43.5
Common stock equivalents	0.1	0.2	0.3
Diluted weighted average shares outstanding	41.0	43.3	43.8
Basic earnings per share	$8.54	$7.46	$6.67
Diluted earnings per share	$8.52	$7.43	$6.63
Stock options of approximately 179,000, 117,000, and 40,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2018, 2017, and 2016, respectively, as the effect of inclusion would have been antidilutive. Restricted stock shares of approximately 227,000, 99,000, and 4,000, were excluded from the diluted earnings per share calculation for the years ended August 31, 2018, 2017, and 2016, respectively, as the effect of inclusion would have been antidilutive.

9.    Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2013, the Company's stockholders approved the Acuity Brands, Inc. Omnibus Stock Compensation Incentive Plan, which reserved 2.3 million shares for issuance. In January 2018, the Company’s stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (“Amended 2012 Plan”), which, among other things, authorized up to an additional 380,000 shares for issuance resulting in an aggregate of 2.7 million of shares authorized for issuance pursuant to the Amended 2012 Plan. The Compensation Committee of the Board is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Amended 2012 Plan, including those previously issued and outstanding prior to the amendment, were approximately 1.6 million, 1.4 million, and 1.6 million at August 31, 2018, 2017, and 2016, respectively. Any shares subject to an award under the Amended 2012 Plan that are forfeited, canceled, expire or that are settled for cash will be available for future grant under the Amended 2012 Plan.
Restricted Stock Awards
As of August 31, 2018, the Company had approximately 353,000 shares outstanding of restricted stock to officers, directors, and other key employees under the Amended 2012 Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $27.9 million, $27.2 million, and $23.7 million in fiscal 2018, 2017, and 2016, respectively.
Activity related to restricted stock awards during the fiscal year ended August 31, 2018 was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2017	0.4	$197.41
Granted	0.2	$154.95
Vested	(0.2)	$177.79
Outstanding at August 31, 2018	0.4	$186.63

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2018, there was $44.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years. The total weighted average fair value of shares vested during the years ended August 31, 2018, 2017, and 2016, was approximately $26.6 million, $24.8 million, and $18.8 million, respectively.
Stock Options
As of August 31, 2018, the Company had approximately 343,000 options outstanding to officers and other key employees under the Amended 2012 Plan. Options issued under the Amended 2012 Plan are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (but never less than the fair market value on the grant date) and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $3.1 million, $3.6 million, and $2.9 million in fiscal 2018, 2017, and 2016, respectively.
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
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2018	2017	2016
Dividend yield	0.3%	0.2%	0.3%
Expected volatility	30.9%	28.5%	30.7%
Risk-free interest rate	2.0%	1.3%	1.4%
Expected life of options	4 years	4 years	4 years
Weighted-average fair value of options	$41.87	$57.40	$52.83
Stock option activity during the years ended August 31, 2018, 2017, and 2016 was as follows:

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2015	0.5		$71.95	0.3		$51.05
Granted	0.1		$207.80
Exercised	(0.3)		$51.34
Outstanding at August 31, 2016	0.3		$129.85	0.1		$83.89
Granted	—	*	$239.76
Exercised	—	*	$139.69
Outstanding at August 31, 2017	0.3		$156.43	0.2		$106.54
Granted	—	*	$156.39
Exercised	—	*	$115.27
Outstanding at August 31, 2018	0.3		$154.69	0.2		$134.13
Range of option exercise prices:
$40.01 - $100.00 (average life - 4.1 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 6.7 years)	0.1		$131.42	0.1		$120.77
$160.01 - $210.00 (average life - 7.2 years)	0.1		$207.80	—	*	$207.80
$210.01 - $239.76 (average life - 8.1 years)	—	*	$239.76	—	*	$239.76
___________________________
* Represents shares of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2018, 2017, and 2016 was $0.5 million, $1.3 million, and $50.0 million, respectively. As of August 31, 2018, the total intrinsic value of options outstanding was $9.1 million, the total intrinsic value of options expected to vest was $9.1 million, and the total intrinsic value of options exercisable was $9.1 million. As of August 31, 2018, there was $2.9 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
Employee Deferred Share Units
The Company previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2018, approximately 9,000 fully vested share units remain deferred, but undistributed, under the Amended 2012 Plan. There was no compensation expense related to these share units during fiscal years 2018, 2017, and 2016.
Director Deferred Share Units
The Company previously required its Directors to defer at least 50% of their annual retainer into the 2006 Nonemployee Director Deferred Compensation Plan (“2006 Plan”). Shares deferred under the 2006 Plan are to be paid in shares at retirement from the Board. In January 2012, the Company's stockholders approved the 2011 Nonemployee Director Deferred Compensation Plan (“2011 Plan”), following the expiration of the 2006 Plan on November 30, 2011. Pursuant to the 2011 Plan, fees deferred by nonemployee directors can be invested in deferred stock units to be paid in shares or credited to an interest-bearing account to be paid in cash at retirement from the Board. 300,000 shares of common stock were reserved for issuance under the 2011 Plan, which incorporated approximately 86,000 shares previously available for grant under the 2006 Plan. Beginning in fiscal year 2013, the deferral requirement was adjusted to 55% of the annual director fees. On September 28, 2012, the 2011 Plan was amended to allow for stock grants in lieu of mandatory deferrals for the non-cash component of a nonemployee director's annual fee if a director exceeds the stock ownership requirement of five-times the annual cash retainer fee. Total shares available for issuance under both plans were approximately 370,000 at August 31, 2018, and 390,000 at August 31, 2017 and 400,000 at August 31, 2016. As of August 31, 2018, approximately 122,000 share units were deferred, but undistributed, under the 2006 Plan and the 2011 Plan. Compensation expense recognized related to the share units under these plans was $1.3 million, $1.2 million, and $1.1 million in fiscal 2018, 2017, and 2016, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of the Company’s common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2018. Employees may participate at their discretion.

10.    Commitments and Contingencies
Self-Insurance
The Company's policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on the Company’s estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, the Company’s independent actuary. The Company is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. The Company is fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense, and cash flow.
The Company is also self-insured for the majority of its medical benefit plans up to certain limits. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated annually and revised as necessary.
Leases
The Company leases certain of its buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $16.9 million, $14.0 million, $11.4 million, $8.0 million, $5.7 million, and $20.0 million for fiscal 2019, 2020, 2021, 2022, 2023, and after 2023, respectively.
Total rent expense was $22.3 million, $20.0 million, and $17.6 million in fiscal 2018, 2017, and 2016, respectively.
Purchase Obligations
The Company incurs purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2018 include $236.7 million, $2.5 million, $2.2 million, and $2.4 million in fiscal 2019, 2020, 2021, and 2022, respectively. As of August 31, 2018, the Company had no purchase obligations extending beyond August 31, 2023.
Collective Bargaining Agreements
Approximately 72% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 63% of the Company’s work force will expire within one year, primarily due to annual negotiations with unions in Mexico.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of its officers on behalf of all persons who purchased or otherwise acquired the Company’s stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired the Company’s stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”) which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased the Company’s common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of its current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated the Company’s ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to move to dismiss the Consolidated Complaint and to vigorously defend against the claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. The Company is insured, in excess of a self-retention, for Directors and Officers liability.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the fiscal years ended August 31, 2018, 2017, and 2016 are summarized as follows (in millions):

	Year Ended August 31,
	2018	2017	2016
Beginning balance	$22.0	$15.5	$9.6
Warranty and recall costs	32.4	39.8	25.7
Payments and other deductions	(27.7)	(33.3)	(20.8)
Acquired warranty and recall liabilities	0.6	—	1.0
Ending balance	$27.3	$22.0	$15.5
The Company has received reports of a limited number of alleged thermal events involving certain configurations of its nPP16 family of power packs, some of which allegedly involved breaches of the power pack’s plastic housing. None of these events have resulted in any injuries, and there has been only one report of minimal property damage beyond the power pack housing. The Company’s testing has identified that these types of events do not originate in the power pack device itself but rather occur when there is a fault in the field-connected load wiring that is external to

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the power pack. Although the Company does not believe the devices are defective or that a recall is necessary, the Company has, out of an abundance of caution, reported the issue to the appropriate regulatory authorities, and it is possible that such authorities may disagree with our conclusions. The Company does not believe the issue will have a material adverse impact on the business, financial condition, cash flow, or results of operations of the Company. There can be no assurance, however, that actual costs, penalties, or other liabilities or damage to the Company’s reputation associated with the issue will not have a material adverse impact on the business, financial condition, cash flow, or results of operations of the Company.
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

11.    Special Charge
During the year ended August 31, 2018, the Company recognized pre-tax special charges of $5.6 million. These charges were primarily related to charges of $10.6 million related to the planned consolidation of certain facilities and associated reduction in employee headcount, partially offset by the reversal of previously recorded special charges of $5.0 million. The reversal was related to certain planned streamlining activities that are no longer expected to occur, primarily due to the Company's sale of its Spanish lighting business during the fourth quarter of fiscal 2018.
During fiscal 2017, the Company recognized pre-tax special charges of $11.3 million consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of the Company's operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments.
The details of the special charges during the years ended August 31, 2018 and 2017 are summarized as follows (in millions):

	Year Ended August 31,
	2018	2017
Severance and employee-related costs	$5.4	$11.2
Other restructuring costs	0.2	0.1
Total special charges	$5.6	$11.3
As of August 31, 2018, remaining reserves were $10.1 million and are included in Accrued compensation and in the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2018 are summarized as follows (in millions):

	Fiscal 18 Actions	Fiscal 2017 Actions	Fiscal 2016 Actions	Total
Balance as of August 31, 2017	$—	$11.2	$1.4	$12.6
Severance costs	10.4	(4.8)	(0.2)	5.4
Payments made during the period	(1.2)	(5.5)	(1.2)	(7.9)
Balance as of August 31, 2018	$9.2	$0.9	$—	$10.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The provision for income taxes consists of the following components (in millions):

	Year Ended August 31,
	2018	2017	2016
Provision for current federal taxes	$88.9	$151.2	$139.6
Provision for current state taxes	16.4	20.4	17.6
Provision for current foreign taxes	9.2	7.0	5.1
Benefit for deferred taxes	(38.2)	(7.7)	(8.5)
Total provision for income taxes	$76.3	$170.9	$153.8
A reconciliation of the provision at the federal statutory rate to the total provision for income taxes is as follows (in millions):

	Year Ended August 31,
	2018	2017	2016
Federal income tax computed at statutory rate	$109.4	$172.4	$155.6
State income tax, net of federal income tax benefit	11.5	12.2	11.0
Foreign permanent differences and rate differential	(2.0)	(1.6)	(2.0)
Discrete income tax benefits of the TCJA	(34.6)	—	—
Other, net	(8.0)	(12.1)	(10.8)
Total provision for income taxes	$76.3	$170.9	$153.8
Components of the net deferred income tax liabilities at August 31, 2018 and 2017 include (in millions):

	August 31,
	2018	2017
Deferred income tax liabilities:
Depreciation	$(15.0)	$(20.0)
Goodwill and intangibles	(151.2)	(194.9)
Other liabilities	(2.3)	(4.0)
Total deferred income tax liabilities	(168.5)	(218.9)
Deferred income tax assets:
Self-insurance	2.6	4.1
Pension	18.1	33.7
Deferred compensation	23.7	32.9
Net operating losses	6.2	13.7
Other accruals not yet deductible	24.9	33.3
Other assets	7.0	10.6
Total deferred income tax assets	82.5	128.3
Valuation allowance	(3.6)	(14.2)
Net deferred income tax liabilities	$(89.6)	$(104.8)
On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code. Changes for fiscal year 2018 include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company’s U.S. federal corporate tax rate was 25.7% for the current fiscal year. The TCJA also included changes expected to take effect during fiscal 2019 that include, but are not limited to, additional limitations on certain executive compensation, limitations on interest deductions, a new U.S. tax on certain offshore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), a new alternative U.S. tax on certain Base Erosion Anti-Avoidance (“BEAT”) payments from a U.S. company to any foreign related party, a new deduction for Foreign Derived Intangible Income (“FDII”) and the repeal of the Section 199 domestic production activities deduction. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of the TCJA. In accordance with SAB 118, the Company has made reasonable estimates and recorded provisional amounts as described below. Under the transitional provisions of SAB 118, the Company has a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. The Company is still in the process of completing that accounting. The Company recognized a provisional discrete tax benefit estimate of $34.6 million within Income tax expense on the Consolidated Statements of Comprehensive Income following the enactment of the TCJA. This provisional amount included a benefit of $31.6 million to decrease the Company's deferred income taxes to the revised statutory federal rate as well as a current estimated benefit of approximately $3.0 million for the transition tax on unremitted foreign earnings.
The Company's accounting for the income tax effects of the TCJA will be completed during the measurement period allowed under SAB 118, and the Company will record any necessary adjustments in the period such adjustments are identified. While the Company was able to make a reasonable estimate of the impact of the income tax effects of the new law, the impact of the tax legislation may differ from current provisional estimates, possibly materially, due to among other things, changes in interpretation or assumptions the company has made, guidance that may be issued, and actions the Company may make as a result of the tax legislation.
The Company previously asserted that all undistributed earnings and original investments in foreign subsidiaries were indefinitely reinvested and therefore has not recorded any deferred taxes related to any outside basis differences associated with its foreign subsidiaries as of August 31, 2018. The estimated undistributed earnings from foreign subsidiaries is $76.5 million as of August 31, 2018. While the Company has included a provisional estimate of the transition tax on these earnings, the impact of the TCJA on the Company's existing assertion of indefinite reinvestment is still being evaluated, pursuant to SAB 118. The Company will complete its analysis of the impact of the TCJA on its outside basis differences in foreign subsidiaries and respective indefinite reinvestment assertions during the measurement period.
With respect to the new TCJA provision on global intangible low-taxed income, which will apply to the Company starting in fiscal year 2019, the Company has not yet made an accounting policy election on the deferred tax treatment.
At August 31, 2018, the Company had state tax credit carryforwards of approximately $0.8 million, which will expire beginning in 2026. At August 31, 2018, the Company had federal net operating loss carryforwards of $47.9 million that expire beginning in 2030, state net operating loss carryforwards of $13.4 million that begin expiring in 2018. The Company has utilized all its foreign net operating loss carryforwards.
The gross amount of unrecognized tax benefits as of August 31, 2018 and 2017 totaled $4.4 million and $6.0 million, respectively, which includes $3.8 million and $4.4 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, the Company is no longer subject to United States federal, state, and local income tax examinations for years ended before 2013 or for foreign income tax examinations before 2011. The Company does not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2018 and 2017 is as follows (in millions):

	Year Ended August 31,
	2018	2017
Unrecognized tax benefits balance at beginning of year	$6.0	$5.2
Additions based on tax positions related to the current year	0.6	1.2
Additions for tax positions of prior years	1.0	0.4
Reductions due to settlements	(2.2)	—
Reductions due to lapse of statute of limitations	(1.0)	(0.8)
Unrecognized tax benefits balance at end of year	$4.4	$6.0
Total accrued interest was $0.5 million and $1.0 million as of August 31, 2018 and 2017, respectively. There were no accruals related to income tax penalties during fiscal 2018. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. The classification of interest and penalties did not change during the current fiscal year.

13.    Supplemental Disaggregated Information
The Company has one reportable segment. Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2018, 2017, and 2016. The geographic distribution of the Company’s net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31, 2018, 2017, and 2016 (in millions):

	Year Ended August 31,
	2018	2017	2016
Net sales(1):
Domestic(2)	$3,292.6	$3,123.1	$2,928.3
International	387.5	382.0	363.0
Total	$3,680.1	$3,505.1	$3,291.3
Operating profit:
Domestic(2)	$414.2	$497.5	$457.6
International	40.4	21.3	17.6
Total	$454.6	$518.8	$475.2
Income before provision for income taxes:
Domestic(2)	$386.4	$478.5	$430.8
International	39.5	14.1	13.8
Total	$425.9	$492.6	$444.6
Long-lived assets(3):
Domestic(2)	$256.4	$252.8	$254.5
International	52.0	51.5	41.4
Total	$308.4	$304.3	$295.9
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include amounts for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	At August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80.5	$—	$—	$48.6	$—	$129.1
Accounts receivable, net	—	560.7	—	77.2	—	637.9
Inventories	—	386.6	—	25.2	—	411.8
Other current assets	2.3	18.6	—	11.4	—	32.3
Total current assets	82.8	965.9	—	162.4	—	1,211.1
Property, plant, and equipment, net	0.2	226.8	—	59.7	—	286.7
Goodwill	—	746.5	2.7	221.4	—	970.6
Intangible assets, net	—	286.6	106.5	105.6	—	498.7
Deferred income taxes	36.4	—	—	6.2	(39.7)	2.9
Other long-term assets	1.2	15.6	—	2.0	—	18.8
Investments in and amounts due from affiliates	1,707.0	370.6	279.5	—	(2,357.1)	—
Total assets	$1,827.6	$2,612.0	$388.7	$557.3	$(2,396.8)	$2,988.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.3	$420.7	$—	$30.1	$—	$451.1
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Accrued liabilities	18.8	170.1	—	42.3	—	231.2
Total current liabilities	19.1	590.8	—	72.8	—	682.7
Long-term debt	—	353.5	—	2.9	—	356.4
Deferred income taxes	—	106.5	—	25.7	(39.7)	92.5
Other long-term liabilities	91.7	34.0	—	14.7	—	140.4
Amounts due to affiliates	—	—	—	138.8	(138.8)	—
Total stockholders’ equity	1,716.8	1,527.2	388.7	302.4	(2,218.3)	1,716.8
Total liabilities and stockholders’ equity	$1,827.6	$2,612.0	$388.7	$557.3	$(2,396.8)	$2,988.8

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,275.7	$—	$404.4	$—	$3,680.1
Intercompany sales	—	—	53.6	211.2	(264.8)	—
Total sales	—	3,275.7	53.6	615.6	(264.8)	3,680.1
Cost of products sold	—	1,949.7	—	442.2	(198.6)	2,193.3
Gross profit	—	1,326.0	53.6	173.4	(66.2)	1,486.8
Selling, distribution, and administrative expenses	47.4	884.5	3.2	157.6	(66.1)	1,026.6
Intercompany charges	(59.2)	49.5	—	9.7	—	—
Special charge	—	5.6	—	—	—	5.6
Operating profit	11.8	386.4	50.4	6.1	(0.1)	454.6
Interest expense, net	11.1	16.9	—	5.5	—	33.5
Equity earnings in subsidiaries	(344.3)	(18.5)	—	0.2	362.6	—
Miscellaneous income, net	—	(0.2)	—	(4.6)	—	(4.8)
Income before income taxes	345.0	388.2	50.4	5.0	(362.7)	425.9
Income tax (benefit) expense	(4.6)	72.0	8.5	0.4	—	76.3
Net income	349.6	316.2	41.9	4.6	(362.7)	349.6

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(25.2)	(25.2)	—	—	25.2	(25.2)
Defined benefit pension plans, net	21.2	16.9	—	4.3	(21.2)	21.2
Other comprehensive (loss) income items, net of tax	(4.0)	(8.3)	—	4.3	4.0	(4.0)
Comprehensive income	$345.6	$307.9	$41.9	$8.9	$(358.7)	$345.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,105.2	$—	$399.9	$—	$3,505.1
Intercompany sales	—	—	49.4	179.2	(228.6)	—
Total sales	—	3,105.2	49.4	579.1	(228.6)	3,505.1
Cost of products sold	—	1,764.5	—	432.8	(173.4)	2,023.9
Gross profit	—	1,340.7	49.4	146.3	(55.2)	1,481.2
Selling, distribution, and administrative expenses	45.0	824.8	3.6	132.8	(55.1)	951.1
Intercompany charges	(56.9)	47.7	—	9.2	—	—
Special charge	—	11.3	—	—	—	11.3
Operating profit	11.9	456.9	45.8	4.3	(0.1)	518.8
Interest expense, net	11.0	16.1	—	5.4	—	32.5
Equity earnings in subsidiaries	(320.9)	(7.7)	—	0.2	328.4	—
Miscellaneous (income) expense, net	—	(8.0)	—	1.7	—	(6.3)
Income (loss) before income taxes	321.8	456.5	45.8	(3.0)	(328.5)	492.6
Income tax expense (benefit)	0.1	158.0	15.7	(2.9)	—	170.9
Net income (loss)	321.7	298.5	30.1	(0.1)	(328.5)	321.7

Other comprehensive income (loss) items:
Foreign currency translation adjustments	19.0	19.0	—	—	(19.0)	19.0
Defined benefit pension plans, net	20.7	11.8	—	7.5	(19.3)	20.7
Other comprehensive income items, net of tax	39.7	30.8	—	7.5	(38.3)	39.7
Comprehensive income	$361.4	$329.3	$30.1	$7.4	$(366.8)	$361.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$2,919.7	$—	$371.6	$—	$3,291.3
Intercompany sales	—	—	47.4	131.2	(178.6)	—
Total sales	—	2,919.7	47.4	502.8	(178.6)	3,291.3
Cost of products sold	—	1,602.2	—	379.3	(126.4)	1,855.1
Gross profit	—	1,317.5	47.4	123.5	(52.2)	1,436.2
Selling, distribution, and administrative expenses	47.2	834.6	3.8	112.6	(52.2)	946.0
Intercompany charges	(59.5)	50.4	—	9.1	—	—
Special charge	—	15.0	—	—	—	15.0
Operating profit	12.3	417.5	43.6	1.8	—	475.2
Interest expense, net	10.5	16.1	—	5.6	—	32.2
Equity earnings in subsidiaries	(289.2)	(3.2)	—	0.2	292.2	—
Miscellaneous income, net	—	—	—	(1.6)	—	(1.6)
Income (loss) before income taxes	291.0	404.6	43.6	(2.4)	(292.2)	444.6
Income tax expense	0.2	137.7	15.6	0.3	—	153.8
Net income (loss)	290.8	266.9	28.0	(2.7)	(292.2)	290.8

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(5.6)	(5.6)	—	—	5.6	(5.6)
Defined benefit pension plans, net	(23.4)	(11.4)	—	(9.5)	20.9	(23.4)
Other comprehensive loss items, net of tax	(29.0)	(17.0)	—	(9.5)	26.5	(29.0)
Comprehensive income (loss)	$261.8	$249.9	$28.0	$(12.2)	$(265.7)	$261.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$323.8	$30.2	$—	$36.0	$(36.8)	$353.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(31.4)	—	(12.2)	—	(43.6)
Investments in subsidiaries	(154.7)	—	—	—	154.7	—
Acquisitions of businesses and intangible assets	—	(136.3)	—	(26.9)	—	(163.2)
Proceeds from sale of business	—	—	—	1.1	—	1.1
Net cash used for investing activities	(154.7)	(167.7)	—	(38.0)	154.7	(205.7)
Cash flow from financing activities:
Borrowings on credit facility	—	395.4	—	—	—	395.4
Repayments of borrowings on credit facility	—	(395.4)	—	—	—	(395.4)
Issuance of long-term debt	—	—	—	(0.4)	—	(0.4)
Proceeds from stock option exercises and other	1.7	—	—	—	—	1.7
Repurchases of common stock	(298.4)	—	—	—	—	(298.4)
Payments for employee taxes on net settlement of equity awards	(8.2)	—	—	—	—	(8.2)
Intercompany dividends	—	—	—	(36.8)	36.8	—
Intercompany capital	—	136.6	—	18.1	(154.7)	—
Dividends paid	(21.4)	—	—	—	—	(21.4)
Net cash (used for) provided by financing activities	(326.3)	136.6	—	(19.1)	(117.9)	(326.7)
Effect of exchange rate changes on cash	—	0.9	—	(3.7)	—	(2.8)
Net change in cash and cash equivalents	(157.2)	—	—	(24.8)	—	(182.0)
Cash and cash equivalents at beginning of year	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of year	$80.5	$—	$—	$48.6	$—	$129.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$262.3	$41.4	$—	$32.9	$—	$336.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(53.1)	—	(14.2)	—	(67.3)
Proceeds from sale of property, plant, and equipment	—	0.2	—	5.3	—	5.5
Proceeds from sale of investment in unconsolidated affiliate	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(39.9)	—	(8.9)	—	(48.8)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	1.0	—	1.0
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
Repurchases of common stock	(357.9)	—	—	—	—	(357.9)
Payments for employee taxes on net settlement of equity awards	(15.2)	—	—	—	—	(15.2)
Dividends paid	(22.7)	—	—	—	—	(22.7)
Net cash (used for) provided by financing activities	(392.8)	—	—	1.0	—	(391.8)
Effect of exchange rate changes on cash	—	(1.5)	—	3.4	—	1.9
Net change in cash and cash equivalents	(130.5)	—	—	28.4	—	(102.1)
Cash and cash equivalents at beginning of year	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of year	$237.7	$—	$—	$73.4	$—	$311.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2016
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$319.2	$54.8	$—	$13.9	$—	$387.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(67.1)	—	(16.6)	—	(83.7)
Proceeds from sale of property, plant, and equipment	—	0.2	—	2.0	—	2.2
Investments in subsidiaries	(405.6)	—	—	—	405.6	—
Acquisitions of businesses and intangible assets	—	(393.9)	—	(229.3)	—	(623.2)
Net cash used for investing activities	(405.6)	(460.8)	—	(243.9)	405.6	(704.7)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	2.5	—	2.5
Proceeds from stock option exercises and other	14.2	—	—	—	—	14.2
Payments for employee taxes on net settlement of equity awards	(16.6)	—	—	—	—	(16.6)
Intercompany capital	—	405.6	—	—	(405.6)	—
Dividends paid	(22.9)	—	—	—	—	(22.9)
Net cash provided by financing activities	(25.3)	405.6	—	2.5	(405.6)	(22.8)
Effect of exchange rate changes on cash	—	0.4	—	(4.4)	—	(4.0)
Net change in cash and cash equivalents	(111.7)	—	—	(231.9)	—	(343.6)
Cash and cash equivalents at beginning of year	479.9	—	—	276.9	—	756.8
Cash and cash equivalents at end of year	$368.2	$—	$—	$45.0	$—	$413.2

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Quarterly Financial Data (Unaudited)

	Fiscal Year 2018
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$842.8	$832.1	$944.0	$1,061.2
Gross profit	$350.2	$334.9	$389.4	$412.3
Net income	$71.5	$96.9	$73.0	$108.2
Basic earnings per share	$1.71	$2.34	$1.81	$2.71
Diluted earnings per share	$1.70	$2.33	$1.80	$2.70

	Fiscal Year 2017
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$851.2	$804.7	$891.6	$957.6
Gross profit	$359.6	$335.8	$378.9	$406.9
Net income	$81.7	$67.3	$82.2	$90.5
Basic earnings per share	$1.87	$1.54	$1.91	$2.16
Diluted earnings per share	$1.86	$1.53	$1.90	$2.15
Certain amounts in the tables above have been rounded. Accordingly, the sum of the quarters may not be an exact match to the full year amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2018. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2018. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2018 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
During the year ended August 31, 2018, the Company completed its acquisitions of IOTA Engineering, LLC (“IOTA”) and Lucid Design Group, Inc (“Lucid”), (collectively, the “2018 Acquisitions”). As of August 31, 2018, the 2018 Acquisitions constituted less than 2% and 1% of the Company’s tangible assets and net tangible assets, respectively. For the year ended August 31, 2018, the 2018 Acquisitions constituted less than 1% of both the Company's net sales and pre-tax income. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed IOTA's or Lucid's internal control over financial reporting as of August 31, 2018. Excluding the acquisitions, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.The Company began integrating IOTA and Lucid into its existing control procedures from their respective dates of acquisition. The Company does not anticipate the integration of the acquired companies to result in changes that would materially affect its internal control over financial reporting.

Item 9b.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors and Information Concerning the Board and Its Committees of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to beneficial ownership reporting, will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Questions and Answers about Communications, Governance, and Company Documents of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2018 Summary Compensation Table, Fiscal 2018 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2018 Year-End, Option Exercises and Stock Vested in Fiscal 2018, Pension Benefits in Fiscal 2018, Fiscal 2018 Nonqualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 4, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	37
	Reports of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets as of August 31, 2018 and 2017	41
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2018, 2017, and 2016	42
	Consolidated Statements of Cash Flows for the years ended August 31, 2018, 2017, and 2016	43
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2018, 2017, and 2016	44
	Notes to Consolidated Financial Statements	45
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	98
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on July 3, 2018, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(14)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
	(15)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.

(16)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(17)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(20)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(21)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(23)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(24)	Unforeseeable Emergency Distribution Amendment to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan dated July 12, 2018.	Filed with the Commission as part of this Form 10-K.
(25)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(26)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(27)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(28)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(29)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(30)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.

(31)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(32)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(33)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(34)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(35)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(36)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(37)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(38)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(39)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(40)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(41)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(42)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(43)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(44)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(45)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.

(46)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(47)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(48)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(49)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(50)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(51)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(52)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(53)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(54)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(55)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(56)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(57) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(57)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(59) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(58)	General Release Agreement between Acuity Brands, Inc. and Mark A. Black dated May 24, 2018.	Filed with the Commission as part of this Form 10-K.
(59)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(60)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(61)	Employment Letter between Acuity Brands, Inc. and Laurent J. Vernerey dated September 6, 2017.	Filed with the Commission as part of this Form 10-K.

(62)	Severance Agreement by and between Acuity Brands, Inc. and Laurent J. Vernerey dated January 5, 2018.	Filed with the Commission as part of this Form 10-K.
(63)	Change in Control Agreement dated January 5, 2018 by and between Acuity Brands, Inc. and Laurent J. Vernerey.	Filed with the Commission as part of this Form 10-K.
(64)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(65)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(66)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(67)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
(68)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(69)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(70)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(71)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(72)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(73)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(74)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(75)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(76)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Annex A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.

	(77)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21,2017, which is incorporated herein by reference.
	(78)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(79)	Form of Restricted Stock Unit Notification and Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(80)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101
The following financial information from the Company's Annual Report on Form 10-K for the year ended August 31, 2018, filed on October 25, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2018, 2017, and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended August 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2018, 2017, and 2016 and (v) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-K.

Item 16.	Exhibits and Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 25, 2018	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman, President, and Chief Executive Officer	October 25, 2018
Vernon J. Nagel

	/s/ RICHARD K. REECE	Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	October 25, 2018
Richard K. Reece

	*	Director	October 25, 2018
W. Patrick Battle

	*	Director	October 25, 2018
Peter C. Browning

	*	Director	October 25, 2018
G. Douglas Dillard, Jr.

	*	Director	October 25, 2018
James H. Hance, Jr.

	*	Director	October 25, 2018
Robert F. McCullough

	*	Director	October 25, 2018
Julia B. North

	*	Director	October 25, 2018
Dominic J. Pileggi

	*	Director	October 25, 2018
Ray M. Robinson

	*	Director	October 25, 2018
Norman H. Wesley

	*	Director	October 25, 2018
Mary A. Winston

*BY:	/s/ RICHARD K. REECE	Attorney-in-Fact	October 25, 2018
Richard K. Reece

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2018, 2017, and 2016
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2018
Reserve for doubtful accounts	$1.9	(0.3)	(0.2)	0.1	$1.3
Reserve for estimated product returns, net	$13.6	79.4	—	78.4	$14.6
Reserve for estimated cash discounts	$4.1	28.3	—	27.8	$4.6
Reserve for estimated other deductions	$3.6	25.7	—	25.1	$4.2
Deferred tax asset valuation allowance	$14.2	0.2	(6.7)	4.1	$3.6
Year Ended August 31, 2017
Reserve for doubtful accounts	$1.7	0.3	0.1	0.2	$1.9
Reserve for estimated product returns, net	$10.9	84.7	—	82.0	$13.6
Reserve for estimated cash discounts	$4.7	29.0	—	29.6	$4.1
Reserve for estimated other deductions	$1.7	20.5	—	18.6	$3.6
Deferred tax asset valuation allowance	$16.4	1.5	(0.6)	3.1	$14.2
Year Ended August 31, 2016
Reserve for doubtful accounts	$1.3	0.3	0.4	0.3	$1.7
Reserve for estimated product returns, net	$6.2	62.6	0.9	58.8	$10.9
Reserve for estimated cash discounts	$3.0	32.0	0.9	31.2	$4.7
Reserve for estimated other deductions	$1.3	11.9	—	11.5	$1.7
Deferred tax asset valuation allowance	$15.0	(0.2)	1.6	—	$16.4