Form 10-Q
period 2018-11-30
ACUITY BRANDS INC
filed 2019-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018.
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
Common stock — $0.01 par value — 39,892,387 shares as of January 4, 2019.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2018	August 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214.8	$129.1
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.3, respectively	556.7	637.9
Inventories	420.2	411.8
Prepayments and other current assets	60.1	32.3
Total current assets	1,251.8	1,211.1
Property, plant, and equipment, at cost:
Land	22.7	22.9
Buildings and leasehold improvements	186.8	189.1
Machinery and equipment	522.9	516.6
Total property, plant, and equipment	732.4	728.6
Less — Accumulated depreciation and amortization	(449.4)	(441.9)
Property, plant, and equipment, net	283.0	286.7
Goodwill	966.9	970.6
Intangible assets, net	489.5	498.7
Deferred income taxes	2.9	2.9
Other long-term assets	21.2	18.8
Total assets	$3,015.3	$2,988.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389.7	$451.1
Current maturities of long-term debt	0.4	0.4
Accrued compensation	39.7	67.0
Other accrued liabilities	222.2	164.2
Total current liabilities	652.0	682.7
Long-term debt	356.3	356.4
Accrued pension liabilities	62.5	64.6
Deferred income taxes	88.7	92.5
Self-insurance reserves	8.1	7.9
Other long-term liabilities	96.8	67.9
Total liabilities	1,264.4	1,272.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,733,561 and 53,667,327 issued, respectively	0.5	0.5
Paid-in capital	910.2	906.3
Retained earnings	2,060.6	1,999.2
Accumulated other comprehensive loss	(121.0)	(114.8)
Treasury stock, at cost — 13,874,079 and 13,676,689 shares, respectively	(1,099.4)	(1,074.4)
Total stockholders’ equity	1,750.9	1,716.8
Total liabilities and stockholders’ equity	$3,015.3	$2,988.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2018	November 30, 2017
Net sales	$932.6	$842.8
Cost of products sold	565.1	492.9
Gross profit	367.5	349.9
Selling, distribution, and administrative expenses	250.1	229.5
Special charge	1.0	0.2
Operating profit	116.4	120.2
Other expense (income):
Interest expense, net	8.7	8.1
Miscellaneous expense, net	1.3	1.2
Total other expense	10.0	9.3
Income before income taxes	106.4	110.9
Income tax expense	26.8	39.4
Net income	$79.6	$71.5

Earnings per share:
Basic earnings per share	$1.99	$1.71
Basic weighted average number of shares outstanding	40.0	41.9
Diluted earnings per share	$1.98	$1.70
Diluted weighted average number of shares outstanding	40.1	42.1
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$79.6	$71.5
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.8)	(10.5)
Defined benefit plans, net	2.6	1.6
Other comprehensive loss, net of tax	(6.2)	(8.9)
Comprehensive income	$73.4	$62.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net income	$79.6	$71.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21.3	19.0
Share-based payment expense	7.8	8.5
Loss on sale or disposal of property, plant, and equipment	0.4	0.1
Deferred income taxes	(0.1)	(0.1)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	102.0	57.6
Inventories	(9.2)	(11.1)
Prepayments and other current assets	(14.8)	(9.3)
Accounts payable	(61.5)	(32.5)
Other current liabilities	(1.6)	25.5
Other	7.9	10.6
Net cash provided by operating activities	131.8	139.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14.0)	(10.3)
Other investing activities	2.7	—
Net cash used for investing activities	(11.3)	(10.3)
Cash flows from financing activities:
Borrowings on credit facility	55.4	—
Repayments of borrowings on credit facility	(55.4)	—
Repayments of long-term debt	(0.1)	(0.1)
Repurchases of common stock	(25.0)	—
Proceeds from stock option exercises and other	0.1	0.8
Payments of taxes withheld on net settlement of equity awards	(3.9)	(6.0)
Dividends paid	(5.2)	(5.5)
Net cash used for financing activities	(34.1)	(10.8)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.2)
Net change in cash and cash equivalents	85.7	117.5
Cash and cash equivalents at beginning of period	129.1	311.1
Cash and cash equivalents at end of period	$214.8	$428.6
Supplemental cash flow information:
Income taxes paid during the period	$6.1	$2.7
Interest paid during the period	$13.5	$12.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company,” “we,” “our,” “us,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2018, our consolidated comprehensive income for the three months ended November 30, 2018 and 2017, and our consolidated cash flows for the three months ended November 30, 2018 and 2017. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2018 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2018 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2019.

Note 2 — Significant Accounting Policies
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 — Acquisitions and Investments

No acquisitions were completed during the current quarter. The following discussion relates to acquisitions completed during fiscal 2018.
IOTA Engineering, LLC
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, we acquired all of the equity interests of IOTA Engineering, LLC (“IOTA”). IOTA is headquartered in Tucson, Arizona and manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and international markets. The operating results of IOTA have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Lucid Design Group, Inc.
On February 12, 2018, using cash on hand, we acquired all of the equity interests of Lucid Design Group, Inc (“Lucid”). Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings. The operating results of Lucid have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Accounting for Fiscal 2018 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for these acquisitions are reflected in the Consolidated Balance Sheets. The aggregate preliminary purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $77.0 million and $81.8 million, respectively. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 14 years. These amounts are deemed to be provisional until disclosed otherwise, primarily due to our continuing efforts to gather information related to the identification and valuation of certain deferred tax items.

Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2019
ASU 2017-01 -— Clarifying the Definition of a Business
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets obtained in an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. We adopted ASU 2017-01 effective September 1, 2018 applying the guidance prospectively. The provisions of ASU 2017-01 did not have a material effect on our financial condition, results of operations, or cash flows.
ASU 2016-15 — Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. These cash flows include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance. We adopted ASU 2016-15 effective September 1, 2018 applying the changes retrospectively. The Company maintains life insurance policies on certain former employees primarily to satisfy obligations under certain deferred compensation plans. As required by the standard, proceeds from these policies are now classified as cash inflows from investing activities. We received $0.6 million from corporate-owned life insurance policies during the three months ended November 30, 2018 and received no proceeds from these policies during the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

three months ended November 30, 2017. The remaining provisions of ASU 2016-15 do not apply to us for the periods presented.
ASU 2017-07 — Presentation of Net Periodic Pension Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes the presentation of net periodic pension cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost is now included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic pension cost are presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. We adopted ASU 2017-07 effective as of September 1, 2018. We applied the standard retrospectively for the presentation of the service cost component and the other components of net periodic pension cost within our income statements. As a practical expedient, we used amounts previously disclosed in the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within the Company’s Form 10-K as the basis for retrospective application because amounts capitalized in inventory at a given point in time are de minimis and determining these amounts was impractical. Upon adoption of ASU 2017-07, our previously reported Operating profit for the three months ended November 30, 2017 increased $1.6 million, with a corresponding increase to Miscellaneous expense, net. The provisions of ASU 2017-07 have no impact to our net income or earnings per share.
The impact of the provisions of ASU 2017-07 on the Consolidated Statement of Comprehensive Income for the three months ended November 30, 2017 are as follows (in millions):

	Three Months Ended November 30, 2017
	As Revised	Previously Reported	Higher (Lower)
Cost of products sold	$492.9	$492.6	$0.3
Selling, distribution, and administrative expenses	229.5	231.4	(1.9)
Miscellaneous expense (income), net	1.2	(0.4)	1.6
ASC 606 — Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaced the existing revenue recognition guidance in U.S. GAAP. Since the issuance of ASU 2014-09, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the effective date. These standards have been collectively codified within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments.
We adopted ASC 606 effective September 1, 2018 using the modified retrospective method and recognized a cumulative effect of applying ASC 606 of $13.0 million in Retained earnings on the Consolidated Balance Sheet as of this date. We applied the standard to all contracts as of the transition date. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods.
Adjustments related to the adoption of ASC 606 include additional deferrals of revenue recognition for service-type warranties and the gross presentation of right of return assets and refund liabilities for sales with a right of return. The effects of the adoption of ASC 606 on our Consolidated Statement of Comprehensive Income for the three months ended November 30, 2018, and the Consolidated Balance Sheet as of November 30, 2018 are as follows (in millions except per share amounts):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Statement of Comprehensive Income	Three Months Ended November 30, 2018
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Net sales	$932.6	$935.0	$(2.4)
Cost of products sold	565.1	566.4	(1.3)
Selling, distribution, and administrative expenses	250.1	250.0	0.1
Operating profit	116.4	117.6	(1.2)
Income tax expense	26.8	27.1	(0.3)
Net income	79.6	80.5	(0.9)

Basic earnings per share	$1.99	$2.01	$(0.02)
Diluted earnings per share	1.98	2.00	(0.02)

Consolidated Balance Sheet	November 30, 2018
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Accounts receivable, net	$556.7	535.7	$21.0
Prepayments and other current assets	60.1	43.9	16.2
Other accrued liabilities	222.2	184.8	37.4
Deferred income tax liabilities	88.7	93.2	(4.5)
Other long-term liabilities	96.8	78.6	18.2
Retained earnings	2,060.6	2,074.5	(13.9)
Accounting Standards Yet to Be Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-02”), which will require customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. The standard allows changes to be applied either retrospectively or prospectively. We will adopt the standard as required in fiscal 2021. The provisions of ASU 2018-15 are not expected to have a material effect on our financial condition, results of operations, or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. The provisions of ASU 2016-13 are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which in the guidance is effective. We will adopt the amendments as required in fiscal 2021. The provisions of ASU 2016-13 is not expected to have a material effect on our financial condition, results of operations, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. The standard allows entities to present the effects of the accounting change as either a cumulative adjustment as of the beginning of the earliest period presented or as of the date of adoption. We have an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Currently, the implementation team has begun its initial phase of lease identification and review; thus, we cannot reasonably estimate the impact of adopting the standard. The implementation

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

team reports its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. We will adopt the standard as required in fiscal 2020.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 5 — Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services and is recognized net of allowances for rebates, sales incentives, product returns, and discounts to customers. Sales and use taxes collected on behalf of governmental authorities are excluded from revenues. Payment is generally due and received within 60 days from the point of sale or prior to the transfer of control of certain goods and services. No payment terms extend beyond one year, and we apply the practical expedient within ASC 606 to conclude that no significant financing terms exist within our contracts with customers. Allowances for cash discounts to customers are estimated using the expected value method based on historical experience and are recorded as a reduction to sales. Our standard terms and conditions of sale allow for the return of certain products within four months of the date of shipment. We also provide for limited product return rights to certain distributors and other customers, primarily for slow moving or damaged items subject to certain defined criteria. The limited product return rights generally allow customers to return resalable products purchased within a specified time period and subject to certain limitations, including, at times, when accompanied by a replacement order of equal or greater value. At the time revenue is recognized, we record a refund liability for the expected value of future returns primarily based on historical experience, specific notification of pending returns, or based on contractual terms with the respective customers. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on our operating results in future periods.
Total refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $39.5 million and $41.2 million as of November 30, 2018 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for inventory expected to be returned to our distribution centers, which is included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $16.2 million and $16.4 million as of November 30, 2018 and September 1, 2018, respectively.
We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs be recorded as a reduction of revenue. The refund liabilities associated with these programs totaled $51.4 million and $43.9 million as of November 30, 2018 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions and shipping and handling activities, are short-term in nature and are expensed as incurred.
Nature of Goods and Services
Products
Approximately 95% of revenue is generated from short-term contracts with our customers to deliver tangible goods such as luminaires, lighting controllers, controllers for various building systems, power supplies, prismatic skylights, and drivers. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred at the time of shipment. For sales designated free on board destination, customers take control when a product is delivered to the customer’s delivery site.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Professional Services
We collect fees associated with training, installation, and technical support services, primarily related to the set up of our lighting solutions. We recognize revenue for these one-time services at the time the service is performed. We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for service-type warranties as distinct performance obligations and recognize revenue for these contracts ratably over the life of the additional warranty period. Claims related to service-type warranties are expensed as incurred.
Software
Software sales include licenses for software, data usage fees, and software as a service arrangements, which generally extend for one year or less. We recognize revenue for software based on the contractual rights provided to a customer, which typically results in the recognition of revenue ratably over the contractual service period.
Shipping and Handling Activities
We account for all shipping and handling activities as activities to fulfill the promise to transfer products to our customers. As such, we do not consider shipping and handling activities to be separate performance obligations, and we expense these costs as incurred.
Contracts with Multiple Performance Obligations
A small portion (approximately 5%) of our revenue is derived from the combination of any or all of products, professional services, and software licenses. Significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately or together. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally determined using a cost plus margin valuation when no observable input is available. The amount of consideration allocated to each performance obligation is recognized as revenue in accordance with the timing for products, professional services, and software as described above.
Contract Balances
Our rights related to collections from customers are unconditional and are reflected within Accounts receivable on the Consolidated Balance Sheets. We do not have any other significant contract assets. Contract liabilities arise when we receive cash or an unconditional right to collect cash prior to the transfer of control of goods or services.
The amount of transaction price from contracts with customers allocated to our contract liabilities as of November 30, 2018 and September 1, 2018 consist of the following (in millions):

	November 30, 2018	September 1, 2018
Current deferred revenues	$4.4	$4.8
Non-current deferred revenues	37.5	35.0
Current deferred revenues primarily consist of software licenses, and to a lesser extent professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2018 totaled $2.2 million.
Unsatisfied performance obligations that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped. This backlog of orders at any given time is affected by various factors, including seasonality, cancellations, sales promotions, production cycle times, and the timing of receipt and shipment of orders, which are usually shipped within a few weeks of order receipt. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of future shipments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the three months ended November 30, 2018 (in millions):

Three Months Ended
November 30, 2018
Independent sales network	$649.8
Direct sales network	99.0
Retail sales	85.5
Corporate accounts	52.1
Other	46.2
Total	$932.6

Note 6 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $214.8 million and $129.1 million as of November 30, 2018 and August 31, 2018, respectively.
We utilize valuation methodologies to determine the fair values of our financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC 820. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the current period.
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
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
The carrying values and estimated fair values of certain of our financial instruments were as follows at November 30, 2018 and August 31, 2018 (in millions):

	November 30, 2018		August 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.6	$358.1	$349.5	$361.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.1	3.1	3.3	3.3
The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, we estimate that the face amount of the bond approximates fair value as of November 30, 2018 based on bonds of similar terms and maturity (Level 2).
The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to us. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating our management of liquidity and other risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

Note 7 — Goodwill and Intangible Assets
Through multiple acquisitions, we acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.
We recorded amortization expense of $7.7 million and $6.6 million during the three months ended November 30, 2018 and 2017, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $30.9 million in fiscal 2019, $30.9 million in fiscal 2020, $28.4 million in fiscal 2021, $26.9 million in fiscal 2022, and $25.6 million in fiscal 2023.
The changes in the carrying amount of goodwill during the three months ended November 30, 2018 and 2017 are summarized below (in millions):

	Three Months Ended
	November 30, 2018	November 30, 2017
Beginning balance	$970.6	$900.9
Foreign currency translation adjustments	(3.7)	(4.4)
Ending balance	$966.9	$896.5
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 8 — Inventories
Inventories include materials, labor, in-bound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	November 30, 2018	August 31, 2018
Raw materials, supplies, and work in process (1)	$196.3	$196.8
Finished goods	261.4	251.8
Inventories excluding reserves	457.7	448.6
Less: Reserves	(37.5)	(36.8)
Total inventories	$420.2	$411.8
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Earnings Per Share
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
The following table calculates basic earnings per common share and diluted earnings per common share for the three months ended November 30, 2018 and 2017 (in millions, except per share data):

	Three Months Ended
	November 30, 2018	November 30, 2017
Net income	$79.6	$71.5
Basic weighted average shares outstanding	40.0	41.9
Common stock equivalents	0.1	0.2
Diluted weighted average shares outstanding	40.1	42.1
Basic earnings per share	$1.99	$1.71
Diluted earnings per share	$1.98	$1.70
The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three months ended November 30, 2018 and 2017 as the effect of inclusion would have been antidilutive:

	Three Months Ended
	November 30, 2018	November 30, 2017
Stock options	212,048	163,812
Restricted stock awards	197,014	211,576
Further discussion of our stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 10 — Changes in Equity
The following tables summarize changes in the components of stockholders' equity for the three months ended November 30, 2018 and 2017 (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	79.6	—	—	79.6
Other comprehensive loss	—	—	—	—	(6.2)	—	(6.2)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	3.8	—	—	—	3.8
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Repurchases of common stock	(0.2)	—	—	—	—	(25.0)	(25.0)
Balance, November 30, 2018	39.9	$0.5	$910.2	$2,060.6	$(121.0)	$(1,099.4)	$1,750.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2017	41.8	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6
Net income	—	—	—	71.5	—	—	71.5
Other comprehensive loss	—	—	—	—	(8.9)	—	(8.9)
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	2.5	—	—	0.1	2.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.5)	—	—	(5.5)
Stock options exercised	—	—	0.6	—	—	—	0.6
Balance, November 30, 2017	41.9	$0.5	$884.3	$1,725.9	$(108.6)	$(776.0)	$1,726.1

Note 11 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translation and pension adjustments. The before tax amounts of the defined benefit pension plan items reclassified from accumulated other comprehensive loss are included in Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income. See the Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.
The following table presents the changes in each component of accumulated other comprehensive loss during the three months ended November 30, 2018 and 2017 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive (loss) income before reclassifications	(8.8)	0.9	(7.9)
Amounts reclassified from accumulated other comprehensive loss	—	1.7	1.7
Net current period other comprehensive (loss) income	(8.8)	2.6	(6.2)
Balance at November 30, 2018	$(62.7)	$(58.3)	$(121.0)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive loss before reclassifications	(10.5)	—	(10.5)
Amounts reclassified from accumulated other comprehensive loss	—	1.6	1.6
Net current period other comprehensive (loss) income	(10.5)	1.6	(8.9)
Balance at November 30, 2017	$(39.2)	$(69.4)	$(108.6)

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three months ended November 30, 2018 and 2017 (in millions):

	Three Months Ended
	November 30, 2018			November 30, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(8.8)	$—	$(8.8)	$(10.5)	$—	$(10.5)
Defined benefit pension plans:
Actuarial gain or loss	1.3	(0.4)	0.9	—	—	—
Amortization of defined benefit pension items:
Prior service cost	0.8	(0.2)	0.6	0.8	(0.3)	0.5
Actuarial losses	1.1	(0.3)	0.8	1.7	(0.6)	1.1
Settlement losses	0.4	(0.1)	0.3	—	—	—
Total defined benefit pension plans, net	3.6	(1.0)	2.6	2.5	(0.9)	1.6
Other comprehensive loss	$(5.2)	$(1.0)	$(6.2)	$(8.0)	$(0.9)	$(8.9)

Note 12 — Debt and Lines of Credit
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the current Revolving Credit Facility as of November 30, 2018. Additionally, we had no borrowings outstanding under our previous credit facility as of November 30, 2017.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%. The Term Loan Facility allows for borrowings to be drawn over a one-year period ending June 29, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees. The annual facility fee is payable quarterly, in arrears, and is determined by our leverage ratio as defined in the Credit Agreement. The facility fee ranges from 0.125% to 0.25% of the aggregate $800.0 million commitment of the lenders under the Credit Agreement. The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Minimum Interest Expense Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions, as such terms are defined in the Credit Agreement.
We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2018. As of November 30, 2018, we had outstanding letters of credit totaling $9.5 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond (not an outstanding amount under the Revolving Credit Facility). At November 30, 2018, we had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility.
Long-term Debt
At November 30, 2018, we had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Unsecured Notes”) and $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021. We also had $3.1 million outstanding under fixed-rate bank loans. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three months ended November 30, 2018 and 2017 (in millions):

	Three Months Ended
	November 30, 2018	November 30, 2017
Interest expense	$9.2	$8.7
Interest income	(0.5)	(0.6)
Interest expense, net	$8.7	$8.1

Note 13 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2018, no material changes have occurred in our reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on our results of operations and cash flows.
Reserves for these product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the three months ended November 30, 2018 and 2017 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2018	November 30, 2017
Beginning balance	$27.3	$22.0
Warranty and recall costs	5.4	8.6
Payments and other deductions	(5.6)	(6.7)
ASC 606 adjustments (1)	(14.8)	—
Ending balance	$12.3	$23.9
______________________________
(1) Reclassification of certain warranties accounted for as contingent liabilities prior to the adoption of ASC 606. Refer to the New Accounting Pronouncements and Revenue Recognition footnotes for additional information.
As previously disclosed, we received reports of a limited number of alleged thermal events involving certain configurations of our nPP16 family of power packs, some of which allegedly involved breaches of the power pack’s plastic housing. None of these events have resulted in any injuries, and there has been only one report of minimal property damage beyond the power pack housing. Our testing has identified that these types of events do not originate in the power pack device itself but rather occur when there is a fault in the field-connected load wiring that is external to the power pack. Although we do not believe the devices are defective or that a recall is necessary, we have, out of an abundance of caution, reported the issue to the U.S. Consumer Product Safety Commission (the “CPSC”). The CPSC concluded based on current information that its further review and monitoring were not warranted, and it closed the report. We do not believe the issue will have a material adverse impact on our business, financial condition, cash flow, or results of operations. There can be no assurance, however, that actual costs, penalties, or other liabilities or damage to our reputation associated with the issue will not have a material adverse impact on our business, financial condition, cash flow, or results of operations.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations and intend to vigorously defend against the claims in the complaints. We have filed a motion to dismiss the Consolidated Complaint.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
Litigation
We are subject to various other legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Trade Compliance Matters
In the course of routine reviews of import and export activity, we previously determined that we misclassified and/or inaccurately valued certain international shipments of products. We are conducting a detailed review of this activity to determine the extent of any liabilities and implementing the appropriate remedial measures. At this time, we are unable to determine the likelihood or amount of loss, if any, associated with these shipments.

Note 14 — Share-based Payments
We account for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors, including stock options and restricted shares (all part of our equity incentive plan), and share units representing certain deferrals into our director deferred compensation plan or our supplemental deferred savings plan.
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three months ended November 30, 2018 and 2017 (in millions, except shares):

	Three Months Ended
	November 30, 2018	November 30, 2017
Share-based payment expense	$7.8	$8.5
Shares issued from option exercises	—	6,156
Further details regarding each of these award programs and our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 15 — Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We make annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in equity and fixed income securities.
Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost during the three months ended November 30, 2018 and 2017 included the following components before tax (in millions):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	November 30, 2018	November 30, 2017
Service cost	$0.8	$0.7
Interest cost	2.2	2.2
Expected return on plan assets	(3.1)	(3.1)
Amortization of prior service cost	0.8	0.8
Settlement loss	0.4	—
Recognized actuarial loss	1.1	1.7
Net periodic pension cost	$2.2	$2.3
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 16 — Special Charge
During fiscal 2019, we recognized pre-tax special charges of $1.0 million. These charges primarily related to move costs associated with the previously announced transfer of activities from a planned facility closure. During fiscal 2018, we recognized special charges consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of our operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments. Further details regarding our special charges are included within the Special Charge footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Costs reflected within Special charge on the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2018 are summarized as follows (in millions):

	Three Months Ended
	November 30, 2018	November 30, 2017
Severance and employee-related costs	$(0.5)	$0.2
Other restructuring costs	1.5	—
Total special charges	$1.0	$0.2
As of November 30, 2018, remaining restructuring reserves were $6.8 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the three months ended November 30, 2018 are summarized as follows (in millions):

	Fiscal 2018 Actions	Fiscal 2017 Actions	Total
Balance at August 31, 2018	$9.2	$0.9	$10.1
Severance costs	(0.3)	(0.2)	(0.5)
Payments made during the period	(2.4)	(0.4)	(2.8)
Balance at November 30, 2018	$6.5	$0.3	$6.8

Note 17 — Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA included changes expected to take effect during fiscal 2019 that include, but are not limited to, additional limitations on certain executive compensation, limitations on interest deductions, a new U.S. tax on certain offshore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), a new alternative U.S. tax on certain Base Erosion Anti-Avoidance (“BEAT”) payments from a U.S. company to any foreign related party, a new deduction for Foreign Derived Intangible Income (“FDII”), and the repeal of the Section 199 domestic production activities deduction. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

finalize the calculations for certain income tax effects of the TCJA. In accordance with SAB 118, we have made reasonable estimates and recorded provisional amounts during fiscal 2018. No material adjustments were made during fiscal 2019 related to the TCJA. Under the transitional provisions of SAB 118, we have a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. We are still in the process of completing that accounting.
The Company previously asserted that all undistributed earnings and original investments in foreign subsidiaries were indefinitely reinvested and therefore has not recorded any deferred taxes related to any outside basis differences associated with its foreign subsidiaries as of November 30, 2018. While the Company has included a provisional estimate of the transition tax on estimated undistributed earnings from foreign subsidiaries, the impact of the TCJA on the Company's existing assertion of indefinite reinvestment is still being evaluated, pursuant to SAB 118. The Company will complete its analysis of the impact of the TCJA on its outside basis differences in foreign subsidiaries and respective indefinite reinvestment assertions during the measurement period.
Our accounting for the income tax effects of the TCJA will be completed during the measurement period allowed under SAB 118, and we will record any necessary adjustments in the period such adjustments are identified. While we were able to make a reasonable estimate of the impact of the income tax effects of the new law, the impact of the tax legislation may differ from current provisional estimates, possibly materially, due to among other things, changes in interpretation or assumptions we have made, guidance that may be issued, and actions we may make as a result of the tax legislation.
Further details regarding the effects of the TCJA are included within the Income Taxes footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 18 — Supplemental Guarantor Condensed Consolidating Financial Statements
In December 2009, ABL, the 100% owned and principal operating subsidiary of Acuity Brands, refinanced the then current outstanding debt through the issuance of the Unsecured Notes. See Debt and Lines of Credit footnote for further information.
In accordance with the registration rights agreement by and between ABL and the guarantors to the Unsecured Notes and the initial purchasers of the Unsecured Notes, ABL and the guarantors to the Notes filed a registration statement with the SEC for an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with identical terms. Due to the filing of the registration statement and offer to exchange, we determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for ABL and ABL IP Holding, we have included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X since the Unsecured Notes are fully and unconditionally guaranteed by Acuity Brands and ABL IP Holding. The column marked “Parent” represents the financial condition, results of operations, and cash flows of Acuity Brands. The column marked “Subsidiary Issuer” represents the financial condition, results of operations, and cash flows of ABL. The column entitled “Subsidiary Guarantor” represents the financial condition, results of operations, and cash flows of ABL IP Holding. Lastly, the column listed as “Non-Guarantors” includes the financial condition, results of operations, and cash flows of the non-guarantor direct and indirect subsidiaries of Acuity Brands, which consist primarily of foreign subsidiaries. Consolidating adjustments were necessary in order to arrive at consolidated amounts. In addition, the equity method of accounting was used to calculate investments in subsidiaries. Accordingly, this basis of presentation is not intended to present the Company's financial condition, results of operations, or cash flows for any purpose other than to comply with the specific requirements for parent-subsidiary guarantor reporting.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	November 30, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$158.0	$—	$—	$56.8	$—	$214.8
Accounts receivable, net	—	486.9	—	69.8	—	556.7
Inventories	—	392.6	—	27.6	—	420.2
Other current assets	11.5	32.5	—	16.1	—	60.1
Total current assets	169.5	912.0	—	170.3	—	1,251.8
Property, plant, and equipment, net	0.2	225.3	—	57.5	—	283.0
Goodwill	—	746.0	2.7	218.2	—	966.9
Intangible assets, net	—	282.7	105.8	101.0	—	489.5
Deferred income taxes	36.0	—	—	6.3	(39.4)	2.9
Other long-term assets	0.2	19.2	—	1.8	—	21.2
Investments in and amounts due from affiliates	1,679.2	513.8	290.3	—	(2,483.3)	—
Total assets	$1,885.1	$2,699.0	$398.8	$555.1	$(2,522.7)	$3,015.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$363.9	$—	$25.3	$—	$389.7
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	33.9	191.6	—	36.4	—	261.9
Total current liabilities	34.4	555.5	—	62.1	—	652.0
Long-term debt	—	353.6	—	2.7	—	356.3
Deferred income taxes	—	102.3	—	25.8	(39.4)	88.7
Other long-term liabilities	99.8	53.3	—	14.3	—	167.4
Amounts due to affiliates	—	—	—	139.9	(139.9)	—
Total stockholders’ equity	1,750.9	1,634.3	398.8	310.3	(2,343.4)	1,750.9
Total liabilities and stockholders’ equity	$1,885.1	$2,699.0	$398.8	$555.1	$(2,522.7)	$3,015.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80.5	$—	$—	$48.6	$—	$129.1
Accounts receivable, net	—	560.7	—	77.2	—	637.9
Inventories	—	386.6	—	25.2	—	411.8
Other current assets	2.3	18.6	—	11.4	—	32.3
Total current assets	82.8	965.9	—	162.4	—	1,211.1
Property, plant, and equipment, net	0.2	226.8	—	59.7	—	286.7
Goodwill	—	746.5	2.7	221.4	—	970.6
Intangible assets, net	—	286.6	106.5	105.6	—	498.7
Deferred income taxes	36.4	—	—	6.2	(39.7)	2.9
Other long-term assets	1.2	15.6	—	2.0	—	18.8
Investments in and amounts due from affiliates	1,707.0	370.6	279.5	—	(2,357.1)	—
Total assets	$1,827.6	$2,612.0	$388.7	$557.3	$(2,396.8)	$2,988.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.3	$420.7	$—	$30.1	$—	$451.1
Current maturities of long-term debt	—	—	—	0.4	—	0.4
Other accrued liabilities	18.8	170.1	—	42.3	—	231.2
Total current liabilities	19.1	590.8	—	72.8	—	682.7
Long-term debt	—	353.5	—	2.9	—	356.4
Deferred income taxes	—	106.5	—	25.7	(39.7)	92.5
Other long-term liabilities	91.7	34.0	—	14.7	—	140.4
Amounts due to affiliates	—	—	—	138.8	(138.8)	—
Total stockholders’ equity	1,716.8	1,527.2	388.7	302.4	(2,218.3)	1,716.8
Total liabilities and stockholders’ equity	$1,827.6	$2,612.0	$388.7	$557.3	$(2,396.8)	$2,988.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$828.9	$—	$103.7	$—	$932.6
Intercompany sales	—	—	13.7	53.0	(66.7)	—
Total sales	—	828.9	13.7	156.7	(66.7)	932.6
Cost of products sold	—	500.5	—	116.3	(51.7)	565.1
Gross profit	—	328.4	13.7	40.4	(15.0)	367.5
Selling, distribution, and administrative expenses	8.9	217.7	0.7	37.8	(15.0)	250.1
Intercompany charges	(1.3)	—	—	1.3	—	—
Special charge	—	1.0	—	—	—	1.0
Operating (loss) profit	(7.6)	109.7	13.0	1.3	—	116.4
Interest expense, net	3.1	4.4	—	1.2	—	8.7
Equity earnings in subsidiaries	(89.2)	(3.3)	—	0.1	92.4	—
Miscellaneous expense (income), net	1.9	(0.6)	—	—	—	1.3
Income before income taxes	76.6	109.2	13.0	—	(92.4)	106.4
Income tax (benefit) expense	(3.0)	26.6	2.7	0.5	—	26.8
Net income (loss)	79.6	82.6	10.3	(0.5)	(92.4)	79.6

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.8)	(8.8)	—	—	8.8	(8.8)
Defined benefit pension plans, net	2.6	1.2	—	0.3	(1.5)	2.6
Other comprehensive (loss) income items, net of tax	(6.2)	(7.6)	—	0.3	7.3	(6.2)
Comprehensive income (loss)	$73.4	$75.0	$10.3	$(0.2)	$(85.1)	$73.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended November 30, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$744.2	$—	$98.6	$—	$842.8
Intercompany sales	—	—	12.0	43.5	(55.5)	—
Total sales	—	744.2	12.0	142.1	(55.5)	842.8
Cost of products sold	—	430.1	—	104.9	(42.1)	492.9
Gross profit	—	314.1	12.0	37.2	(13.4)	349.9
Selling, distribution, and administrative expenses	11.1	194.7	0.8	36.3	(13.4)	229.5
Intercompany charges	(1.0)	(0.5)	—	1.5	—	—
Special charge	—	0.2	—	—	—	0.2
Operating (loss) profit	(10.1)	119.7	11.2	(0.6)	—	120.2
Interest expense, net	2.7	4.0	—	1.4	—	8.1
Equity earnings in subsidiaries	(80.9)	(1.1)	—	—	82.0	—
Miscellaneous expense (income), net	1.6	0.5	—	(0.9)	—	1.2
Income (loss) before income taxes	66.5	116.3	11.2	(1.1)	(82.0)	110.9
Income tax (benefit) expense	(5.0)	42.2	2.2	—	—	39.4
Net income (loss)	71.5	74.1	9.0	(1.1)	(82.0)	71.5

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(10.5)	(10.5)	—	—	10.5	(10.5)
Defined benefit pension plans, net	1.6	1.2	—	0.4	(1.6)	1.6
Other comprehensive (loss) income items, net of tax	(8.9)	(9.3)	—	0.4	8.9	(8.9)
Comprehensive income (loss)	$62.6	$64.8	$9.0	$(0.7)	$(73.1)	$62.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$110.9	$8.7	$—	$12.2	$—	$131.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(11.5)	—	(2.5)	—	(14.0)
Other investing activities	0.6	2.1	—	—	—	2.7
Net cash provided by (used for) investing activities	0.6	(9.4)	—	(2.5)	—	(11.3)
Cash flows from financing activities:
Borrowings on credit facility	—	55.4	—	—	—	55.4
Repayments of borrowings on credit facility	—	(55.4)	—	—	—	(55.4)
Repayments of long-term debt	—	—	—	(0.1)	—	(0.1)
Proceeds from stock option exercises and other	0.1	—	—	—	—	0.1
Repurchases of common stock	(25.0)	—	—	—	—	(25.0)
Withholding taxes on net settlement of equity awards	(3.9)	—	—	—	—	(3.9)
Dividends paid	(5.2)	—	—	—	—	(5.2)
Net cash used for financing activities	(34.0)	—	—	(0.1)	—	(34.1)
Effect of exchange rates changes on cash	—	0.7	—	(1.4)	—	(0.7)
Net change in cash and cash equivalents	77.5	—	—	8.2	—	85.7
Cash and cash equivalents at beginning of period	80.5	—	—	48.6	—	129.1
Cash and cash equivalents at end of period	$158.0	$—	$—	$56.8	$—	$214.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended November 30, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used for) operating activities	$137.8	$5.8	$—	$(3.8)	$—	$139.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(7.2)	—	(3.1)	—	(10.3)
Net cash used for investing activities	—	(7.2)	—	(3.1)	—	(10.3)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.1)	—	(0.1)
Proceeds from stock option exercises and other	0.8	—	—	—	—	0.8
Withholding taxes on net settlement of equity awards	(6.0)	—	—	—	—	(6.0)
Dividends paid	(5.5)	—	—	—	—	(5.5)
Net cash used for financing activities	(10.7)	—	—	(0.1)	—	(10.8)
Effect of exchange rate changes on cash	—	1.4	—	(2.6)	—	(1.2)
Net change in cash and cash equivalents	127.1	—	—	(9.6)	—	117.5
Cash and cash equivalents at beginning of period	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of period	$364.8	$—	$—	$63.8	$—	$428.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of November 30, 2018 and for the three months ended November 30, 2018 and 2017. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2018 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as the “Company,” “we,” “our,” “us,” or similar references). Our principal office is located in Atlanta, Georgia.
We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of November 30, 2018, we operate 19 manufacturing facilities and eight distribution facilities along with three warehouses to serve our extensive customer base.
We do not consider acquisitions a critical element of our strategy but seek opportunities to expand and enhance our portfolio of solutions, including the following transactions completed in the prior fiscal year:
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, we acquired IOTA Engineering, LLC (“IOTA”). IOTA is headquartered in Tucson, Arizona and manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and internationally.
On February 12, 2018, using cash on hand, we acquired Lucid Design Group, Inc (“Lucid”). Lucid is headquartered in Oakland, California and provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings.
No acquisitions were completed in the first quarter of fiscal 2019.
The results of operations for the three months ended November 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are operating cash flows generated primarily from our business operations, cash on hand, and various sources of borrowings. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, pay dividends, repurchase shares, meet obligations as they become due, and maintain compliance with covenants contained in our financing agreements.
We currently expect to invest approximately 1.5% of net sales in capital expenditures during fiscal 2019. For the first three months of fiscal 2019, $14.0 million was invested, primarily for new and enhanced information technology capabilities, equipment, tooling, and facility enhancements.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of November 30, 2018, one million shares had been repurchased under this authorization, of which 0.2 million shares were repurchased in the first quarter of fiscal 2019. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis.
Our short-term cash needs are expected to include funding operations as currently planned, making anticipated capital investments, paying quarterly stockholder dividends as currently anticipated, paying principal and interest on borrowings as currently scheduled, making required contributions to our employee benefit plans, funding possible acquisitions, and potentially repurchasing up to five million shares of our outstanding common stock as authorized by the Board. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support our long-term liquidity needs.
Cash Flow
We use available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions; to repurchase Company stock; and to pay dividends.
Our cash position at November 30, 2018 was $214.8 million, an increase of $85.7 million from August 31, 2018. During the three months ended November 30, 2018, we generated net cash flows from operations of $131.8 million. Cash generated from operating activities, as well as cash on-hand, was used during the three months ended November 30, 2018 primarily to repurchase 0.2 million shares of our outstanding common stock for $25.0 million, to fund capital expenditures of $14.0 million, to pay dividends to stockholders of $5.2 million, and to pay withholding taxes on the net settlement of equity awards of $3.9 million.
We generated $131.8 million of cash flow from operating activities during the three months ended November 30, 2018 compared with $139.8 million in the prior-year period, a decrease of $8.0 million, due primarily to the timing of payments for trade payables and accrued expenses, partially offset by the timing of cash collections from customers. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased approximately $31.3 million during the first three months of fiscal 2019 compared to a $14.0 million decrease during the first three months of fiscal 2018 due primarily to greater cash collections from customers year over year.
We believe that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. We invested $14.0 million and $10.3 million in the first three months of fiscal 2019 and 2018, respectively, primarily related to investments in new information technology, equipment, tooling, and facility enhancements. We expect to invest approximately 1.5% of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2019.
Capitalization
Our current capital structure is comprised principally of senior unsecured notes and equity of our stockholders. Total debt outstanding was $356.7 million and $356.8 million at November 30, 2018 and August 31, 2018, respectively, and consisted primarily of fixed-rate obligations.
On December 8, 2009, ABL issued $350.0 million of senior unsecured notes due in fiscal 2020 (the “Unsecured Notes”) in a private placement transaction. The Unsecured Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of ten years. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). On November 30, 2018, we had no borrowings outstanding under the Revolving Credit Facility and no borrowings under the Term Loan Facility. We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2018. At November 30, 2018, we had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued on the Revolving Credit Facility. As of November 30, 2018, we had outstanding letters of credit totaling $9.5 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first three months of fiscal 2019, our consolidated stockholders’ equity increased $34.1 million to $1.75 billion at November 30, 2018, from $1.72 billion at August 31, 2018. The increase was due primarily to net income earned in the period, partially offset by share repurchases, adjustments related to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), and the payment of dividends. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 16.9% and 17.2% at November 30, 2018 and August 31, 2018, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 7.5% and 11.7% at November 30, 2018 and August 31, 2018, respectively.
Dividends
We paid dividends on our common stock of $5.2 million and $5.5 million ($0.13 per share) during the three months ended November 30, 2018 and 2017, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Results of Operations
First Quarter of Fiscal 2019 Compared with First Quarter of Fiscal 2018
The following table sets forth information comparing the components of net income for the three months ended November 30, 2018 and 2017 (in millions except per share data):

	Three Months Ended
	November 30, 2018	November 30, 2017	Increase (Decrease)		Percent Change
Net sales	$932.6	$842.8	$89.8		10.7%
Cost of products sold	565.1	492.9	72.2		14.6%
Gross profit	367.5	349.9	17.6		5.0%
Percent of net sales	39.4%	41.5%	(210)	bps
Selling, distribution, and administrative expenses	250.1	229.5	20.6		9.0%
Special charge	1.0	0.2	0.8		NM
Operating profit	116.4	120.2	(3.8)		(3.2)%
Percent of net sales	12.5%	14.3%	(180)	bps
Other expense (income):
Interest expense, net	8.7	8.1	0.6		7.4%
Miscellaneous expense, net	1.3	1.2	0.1		NM
Total other expense	10.0	9.3	0.7		NM
Income before income taxes	106.4	110.9	(4.5)		(4.1)%
Percent of net sales	11.4%	13.2%	(180)	bps
Income tax expense	26.8	39.4	(12.6)		(32.0)%
Effective tax rate	25.2%	35.5%
Net income	$79.6	$71.5	$8.1		11.3%
Diluted earnings per share	$1.98	$1.70	$0.28		16.5%
NM - not meaningful
Net sales were $932.6 million for the three months ended November 30, 2018 compared with $842.8 million reported for the three months ended November 30, 2017, an increase of $89.8 million, or 10.7%. For the three months ended November 30, 2018, we reported net income of $79.6 million, an increase of $8.1 million, or 11.3%, compared with $71.5 million for the three months ended November 30, 2017. For the first quarter of fiscal 2019, diluted earnings per share increased 16.5% to $1.98 compared with $1.70 reported in the year-ago period.
Fiscal 2019 results were impacted by the adoption of ASC 606, which resulted in a decrease to revenues, gross profit, and operating profit of $2.4 million, $1.1 million, and $1.2 million, respectively, during the three months ended November 30, 2018. Additionally, fiscal 2018 results were restated to reflect the impact of adopting Accounting

Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Upon adoption of ASU 2017-07, our previously reported operating profit and other expense both increased $1.6 million for the three months ended November 30, 2017. The provisions of ASU 2017-07 had no impact to our previously reported net income or earnings per share. See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for further details.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	November 30, 2018	November 30, 2017	Increase (Decrease)	Percent Change
Gross profit	$367.5	$349.9
Add-back: Acquisition-related items (1)	1.2	—
Adjusted gross profit	$368.7	$349.9	$18.8	5.4%
Percent of net sales	39.5%	41.5%	(200)	bps

Selling, distribution, and administrative expenses	$250.1	$229.5
Less: Amortization of acquired intangible assets	(7.7)	(6.6)
Less: Share-based payment expense	(7.8)	(8.5)
Adjusted selling, distribution, and administrative expenses	$234.6	$214.4	$20.2	9.4%
Percent of net sales	25.2%	25.4%	(20)	bps

Operating profit	$116.4	$120.2
Add-back: Amortization of acquired intangible assets	7.7	6.6
Add-back: Share-based payment expense	7.8	8.5
Add-back: Acquisition-related items (1)	1.2	—
Add-back: Special charge	1.0	0.2
Adjusted operating profit	$134.1	$135.5	$(1.4)	(1.0)%
Percent of net sales	14.4%	16.1%	(170)	bps

Net income	$79.6	$71.5
Add-back: Amortization of acquired intangible assets	7.7	6.6
Add-back: Share-based payment expense	7.8	8.5
Add-back: Acquisition-related items (1)	1.2	—
Add-back: Special charge	1.0	0.2
Total pre-tax adjustments to net income	17.7	15.3
Income tax effects	(4.5)	(5.3)
Adjusted net income	$92.8	$81.5	$11.3	13.9%

Diluted earnings per share	$1.98	$1.70
Adjusted diluted earnings per share	$2.32	$1.94	$0.38	19.6%
______________________________
(1) Acquisition-related items include profit in inventory.
Net Sales
Net sales for the three months ended November 30, 2018 increased 10.7% compared with the prior-year period due primarily to an increase of approximately 11% in sales volume and a 1% favorable impact of acquired revenues from acquisitions net of lost revenues from divestitures, partially offset by the combined unfavorable impacts of adopting ASC 606 and movements in foreign exchange rates of 1%. Changes in product prices and the mix of products sold (“price/mix”) were flat year over year. The increase in net sales was due primarily to greater shipments across our key sales channels and major product groups. We believe a portion of the volume increase was due in part to customers buying products in advance of the effective dates of recently announced price increases. Due to the changing dynamics of our product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.

Gross Profit
Gross profit for the first quarter of fiscal 2019 increased $17.6 million, or 5.0%, to $367.5 million compared with $349.9 million in the prior-year period. Gross profit margin decreased 210 basis points to 39.4% for the three months ended November 30, 2018 compared with 41.5% in the prior-year period. Gross profit margin was lower than the prior-year period due primarily to higher materials, component, and freight costs, partially offset by higher sales volumes, productivity improvements, and gross profit from acquisitions. Adjusted gross profit margin for the three months ended November 30, 2018 declined 200 basis points to 39.5% compared with 41.5% in the prior year period.
Operating Profit
SD&A expenses for the three months ended November 30, 2018 were $250.1 million compared with $229.5 million in the prior-year period, an increase of $20.6 million, or 9.0%. The increase in SD&A expenses was due primarily to increased freight and commission expense to support the higher sales volume, higher employee related costs, and expenses associated with acquired businesses. SD&A expenses for the first quarter of fiscal 2019 were 26.8% of net sales compared with 27.2% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2018 were $234.6 million (25.2% of net sales) compared with $214.4 million (25.4% of net sales) in the prior-year period.
We recognized pre-tax special charges of $1.0 million during the first quarter of fiscal 2019 compared with pre-tax special charges of $0.2 million recorded during the first quarter of fiscal 2018 primarily related to move costs associated with the previously announced transfer of activities from a planned facility closure. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2019 was $116.4 million (12.5% of net sales) compared with $120.2 million (14.3% of net sales) for the prior-year period, a decrease of $3.8 million, or 3.2%. The decrease in operating profit was primarily due to the higher materials and production costs impact on gross profit, greater SD&A expenses, and increased special charges, partially offset by the benefit of higher sales volumes.
Adjusted operating profit decreased by $1.4 million, or 1.0%, to $134.1 million for the first quarter of fiscal 2019 compared with $135.5 million for the first quarter of fiscal 2018. Adjusted operating profit margin decreased 170 basis points to 14.4% for the first quarter of fiscal 2019 compared with 16.1% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $8.7 million and $8.1 million for the three months ended November 30, 2018 and 2017, respectively. We reported net miscellaneous expense of $1.3 million and $1.2 million for the three months ended November 30, 2018 and 2017, respectively.
Income Taxes and Net Income
Our effective income tax rate was 25.2% and 35.5% for the three months ended November 30, 2018 and 2017, respectively. The effective income tax rate for the three months ended November 30, 2018 was significantly impacted by the provisions of the Tax Cuts and Jobs Act (“TCJA”), which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will approximate 24% to 26% for the remainder of fiscal 2019.
Net income for the first quarter of fiscal 2019 increased $8.1 million to $79.6 million from $71.5 million reported for the prior-year period. The increase in net income resulted primarily from a lower provision for income taxes, partially offset by decreased operating profit. Diluted earnings per share for the three months ended November 30, 2018 increased $0.28 to $1.98 compared with diluted earnings per share of $1.70 for the prior-year period. This increase reflects higher net income as well as lower average shares outstanding due to repurchases of the Company's stock during the prior twelve-month period.
Adjusted net income for the first quarter of fiscal 2019 was $92.8 million compared with $81.5 million in the prior-year period, which represented an increase of $11.3 million, or 13.9%. Adjusted diluted earnings per share for the three months ended November 30, 2018 increased $0.38, or 19.6%, to $2.32 compared with $1.94 for the prior-year period.

Outlook
We continue to believe the execution of our strategy will provide attractive opportunities for profitable growth over the long-term. Our strategy is to capitalize on market growth and share gain opportunities by continuing to expand and leverage our industry-leading lighting and building management solutions portfolio, coupled with our extensive market presence and financial strength, to produce attractive financial performance over the long-term.
Third-party forecasts and leading indicators suggest that the North American lighting market, our primary market, will increase in the low-single digit range in fiscal 2019. We continue to believe that the forecasts reflect reasonable growth expectations, but remain cautiously optimistic given the angst in the marketplace due to the uncertainties around political, trade, and economic policies as well as increases in input costs and interest rates. We expect to continue to outperform the growth rates of the markets that we serve by executing strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of our integrated, tiered solutions strategy, including leveraging our unique, technology driven solutions portfolio to capture market share in the nascent, but rapidly growing, market for data capture, analytics, and other services, assisting in transforming buildings and campuses from cost centers to strategic assets.
We expect the pricing environment to continue to be challenging in portions of the market, particularly for more basic, lesser-featured products sold through certain sales channels as well as shifts in product mix, both of which are expected to continue to negatively impact net sales and margins. We expect recently announced price increases to mitigate some of the pricing pressures in the market but not to have any material impact on product substitution trends to lower priced alternatives. We expect to continue to introduce products and solutions to more effectively compete in these portions of the market and to accelerate programs to reduce product costs in order to maintain our competitiveness and drive improved profitability.
The U.S. federal government has recently imposed tariffs on certain Chinese imports. Certain components used in our products as well as certain sourced finished products are sourced from China and are impacted by the recently imposed tariffs. Our efforts to mitigate the impact of these added costs include a variety of activities, such as finding alternative suppliers, in-sourcing the production of certain products, and raising prices. We believe that our mitigation activities, including recently announced price increases once fully enacted, will assist to offset the added costs. Future U.S. policy changes that may be implemented, including additional tariffs, could have a positive or negative consequence on our financial performance depending on how the changes influence many factors, including business and consumer sentiment.
During fiscal 2018, we announced the planned consolidation of certain facilities and associated reduction in employee workforce. We recognized $11.6 million to date in special charges for this initiative primarily related to severance, employee benefit costs, and relocation costs. We expect to incur additional costs in future periods primarily related to early lease termination and additional relocation costs. Annual savings realized from the streamlining activities, once fully completed, are expected to exceed the amount of the special charges recognized. We expect to reinvest most of the savings in activities to support higher-growth opportunities, as well as drive improved profitability.
During the fourth quarter of fiscal 2018, we entered into a new credit agreement with a syndicate of banks that increased our borrowing capacity under such agreements from $250 million to $800 million. The increase in borrowing capacity provides us with the resources to support growth opportunities, including acquisitions, and accommodate the current stock repurchase program, of which 4.8 million shares remain available for repurchase as of January 9, 2019. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. We may increase our leverage to accommodate the stock repurchase program.
From a longer term perspective, we expect that our addressable markets have the potential to experience solid growth over the next decade, particularly as energy and environmental concerns continue to come to the forefront along with emerging opportunities for digital lighting to play a key role in the IoT through the use of intelligent networked lighting and building automation systems that can collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. We remain positive about the future prospects of the Company and our ability to outperform the markets we serve.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; retirement benefits; and litigation. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with the Audit Committee of the Board.
There have been no material changes in our critical accounting estimates during the current period. We adopted ASC 606 during the current fiscal year, which required changes to our revenue policies but did not have a material impact to our financial condition, results of operations, or cash flows. Refer to the Revenue footnote within the Notes to Consolidated Financial Statements for further details regarding our accounting policies and critical accounting estimates under ASC 606.
For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, please refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission (“SEC”) or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable markets; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) our estimate of our fiscal 2019 effective income tax rate, as well as the impact of the TCJA on our financial position, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (i) our expectations related to mitigating efforts around recently imposed tariffs; and (j) our expectations about the resolution of trade compliance, securities class action, and/or other legal matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting us. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K, and are specifically incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by us in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2018. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations and intend to vigorously defend against the claims in the complaints. We have filed a motion to dismiss the Consolidated Complaint. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
We are subject to various other legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2018, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Board of Directors authorized the repurchase of up to six million shares of the Company's common stock. As of November 30, 2018, we repurchased a total of one million shares under this plan. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2018:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
9/1/2018 through 9/30/2018	—	$—	—	5,200,000
10/1/2018 through 10/31/2018	50,000	$121.02	50,000	5,150,000
11/1/2018 through 11/30/2018	150,000	$126.63	150,000	5,000,000
Total	200,000	$125.23	200,000	5,000,000

Item 5.	Other Information
Results of Annual Stockholders Meeting
At our annual meeting of stockholders held on January 4, 2019, in Atlanta, Georgia, the stockholders considered and voted on the following proposals.
PROPOSAL 1 - Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Peter C. Browning	32,252,119	1,993,195	110,387	2,193,670
G. Douglas Dillard, Jr.	33,763,135	541,079	51,487	2,193,670
James H. Hance, Jr.	34,094,984	209,841	50,876	2,193,670
Vernon J. Nagel	32,555,625	1,728,124	71,952	2,193,670
Julia B. North	32,971,687	1,359,203	24,811	2,193,670
Ray M. Robinson	32,110,948	2,214,824	29,929	2,193,670
Mary A. Winston	33,675,447	635,020	45,234	2,193,670
In addition to the above elected directors, the directors whose term of office continued after the meeting are as follows: W. Patrick Battle, Robert F. McCullough, and Dominic J. Pileggi.
PROPOSAL 2 - Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
35,716,330	809,777	23,264
PROPOSAL 3 - The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
18,289,241	16,008,157	58,303	2,193,670
Pursuant to the foregoing votes, the Company's stockholders: (i) elected seven directors nominated by the Board of Directors and listed above for a one-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; and (iii) approved, on an advisory basis, the Company's named executive officer compensation.
Declaration of Dividend
On January 4, 2019, the Board declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2019 to stockholders of record on January 18, 2019.
Size of Board
On January 4, 2019, the Board of Directors (the “Board”) reduced the size of the Board from eleven members to ten following the retirement of Norman H. Wesley from the Board.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10	(a)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece dated January 4, 2019.	Filed with the Commission as part of this Form 10-Q.
	(b)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Laurent J. Vernerey dated January 4, 2019.	Filed with the Commission as part of this Form 10-Q.
	(c)	Acuity Brands, Inc. Compensation for Non-Employee Directors (Effective September 1, 2018)	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2018, filed on January 9, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
Filed with the Commission as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2019	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2019	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)