Form 10-Q
period 2019-02-28
ACUITY BRANDS INC
filed 2019-04-03
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019.
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
Common stock — $0.01 par value — 39,907,302 shares as of March 29, 2019.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2019	August 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232.0	$129.1
Accounts receivable, less reserve for doubtful accounts of $1.4 and $1.3, respectively	520.1	637.9
Inventories	413.0	411.8
Prepayments and other current assets	67.5	32.3
Total current assets	1,232.6	1,211.1
Property, plant, and equipment, at cost:
Land	22.8	22.9
Buildings and leasehold improvements	188.7	189.1
Machinery and equipment	537.0	516.6
Total property, plant, and equipment	748.5	728.6
Less — Accumulated depreciation and amortization	(464.3)	(441.9)
Property, plant, and equipment, net	284.2	286.7
Goodwill	968.5	970.6
Intangible assets, net	482.4	498.7
Deferred income taxes	2.9	2.9
Other long-term assets	21.2	18.8
Total assets	$2,991.8	$2,988.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351.1	$451.1
Current maturities of long-term debt	7.0	0.4
Accrued compensation	61.0	67.0
Other accrued liabilities	165.3	164.2
Total current liabilities	584.4	682.7
Long-term debt	349.7	356.4
Accrued pension liabilities	62.9	64.6
Deferred income taxes	89.8	92.5
Self-insurance reserves	8.3	7.9
Other long-term liabilities	94.9	67.9
Total liabilities	1,190.0	1,272.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,744,644 and 53,667,327 issued, respectively	0.5	0.5
Paid-in capital	917.5	906.3
Retained earnings	2,121.6	1,999.2
Accumulated other comprehensive loss	(114.7)	(114.8)
Treasury stock, at cost — 14,075,197 and 13,676,689 shares, respectively	(1,123.1)	(1,074.4)
Total stockholders’ equity	1,801.8	1,716.8
Total liabilities and stockholders’ equity	$2,991.8	$2,988.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net sales	$854.4	$832.1	$1,787.0	$1,674.9
Cost of products sold	520.5	497.6	1,085.6	990.5
Gross profit	333.9	334.5	701.4	684.4
Selling, distribution, and administrative expenses	237.6	244.4	487.7	473.9
Special charge	0.4	0.6	1.4	0.8
Operating profit	95.9	89.5	212.3	209.7
Other expense (income):
Interest expense, net	8.6	8.0	17.3	16.1
Miscellaneous expense, net	1.1	2.8	2.4	4.0
Total other expense	9.7	10.8	19.7	20.1
Income before income taxes	86.2	78.7	192.6	189.6
Income tax expense (benefit)	19.9	(18.2)	46.7	21.2
Net income	$66.3	$96.9	$145.9	$168.4

Earnings per share:
Basic earnings per share	$1.68	$2.34	$3.67	$4.05
Basic weighted average number of shares outstanding	39.5	41.4	39.7	41.6
Diluted earnings per share	$1.67	$2.33	$3.66	$4.04
Diluted weighted average number of shares outstanding	39.6	41.5	39.8	41.7
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$66.3	$96.9	$145.9	$168.4
Other comprehensive income (loss) items:
Foreign currency translation adjustments	4.9	2.5	(3.9)	(8.0)
Defined benefit plans, net of tax	1.4	1.8	4.0	3.4
Other comprehensive income (loss), net of tax	6.3	4.3	0.1	(4.6)
Comprehensive income	$72.6	$101.2	$146.0	$163.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net income	$145.9	$168.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.3	38.3
Share-based payment expense	15.3	16.8
Loss on sale or disposal of property, plant, and equipment	0.4	0.1
Deferred income taxes	0.4	(32.0)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	139.6	73.2
Inventories	(1.3)	6.8
Prepayments and other current assets	(21.8)	(9.2)
Accounts payable	(102.6)	(54.0)
Other current liabilities	(38.9)	(39.8)
Other	8.0	9.0
Net cash provided by operating activities	188.3	177.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(24.9)	(20.9)
Acquisition of businesses, net of cash acquired	—	(26.4)
Other investing activities	2.9	0.7
Net cash used for investing activities	(22.0)	(46.6)
Cash flows from financing activities:
Borrowings on credit facility	86.5	—
Repayments of borrowings on credit facility	(86.5)	—
Repayments of long-term debt	(0.2)	(0.2)
Repurchases of common stock	(48.7)	(194.3)
Proceeds from stock option exercises and other	0.3	1.4
Payments of taxes withheld on net settlement of equity awards	(4.3)	(6.7)
Dividends paid	(10.5)	(10.9)
Net cash used for financing activities	(63.4)	(210.7)
Effect of exchange rate changes on cash and cash equivalents	—	(1.6)
Net change in cash and cash equivalents	102.9	(81.3)
Cash and cash equivalents at beginning of period	129.1	311.1
Cash and cash equivalents at end of period	$232.0	$229.8
Supplemental cash flow information:
Income taxes paid during the period	$63.2	$80.3
Interest paid during the period	$24.5	$23.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company," or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2019, our consolidated comprehensive income for the three and six months ended February 28, 2019 and 2018, and our consolidated cash flows for the six months ended February 28, 2019 and 2018. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the three years ended August 31, 2018 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2018 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2019.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 — Acquisitions and Investments
No acquisitions were completed during the first six months of fiscal 2019. The following discussion relates to acquisitions completed during fiscal 2018.
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
Accounting for Fiscal 2018 Acquisitions
Acquisition-related costs were expensed as incurred. Amounts related to the acquisition accounting for these acquisitions are reflected in the Consolidated Balance Sheets. The aggregate purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $77.0 million and $81.8 million, respectively, as of February 28, 2019. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 14 years. We finalized the acquisition accounting for Lucid during the current quarter. There were no material changes to our financial statements as a result of the finalization of this acquisition accounting. However, the acquisition accounting for IOTA is deemed provisional as we continue to gather information related to the identification and valuation of certain deferred tax items.

Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2019
ASU 2017-01 -— Clarifying the Definition of a Business
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets obtained in an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. We adopted ASU 2017-01 effective September 1, 2018 and applied the guidance prospectively. The provisions of ASU 2017-01 did not have a material effect on our financial condition, results of operations, or cash flows.
ASU 2016-15 — Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. These cash flows include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance. We adopted ASU 2016-15 effective September 1, 2018 and applied the changes retrospectively. We maintain life insurance policies on certain former employees primarily to satisfy obligations under certain deferred compensation plans. As required by the standard, proceeds from these policies are now classified as cash inflows from investing activities. We received $0.8 million and $0.7 million from corporate-owned

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

life insurance policies during the six months ended February 28, 2019 and 2018, respectively. As such, cash flows from operations for the six months ended February 28, 2018 decreased $0.7 million, with a corresponding increase to cash flows from investing activities, compared to amounts previously reported. The remaining provisions of ASU 2016-15 do not apply to us for the periods presented.
ASU 2017-07 — Presentation of Net Periodic Pension Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes the presentation of net periodic pension cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost is now included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic pension cost are presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. We adopted ASU 2017-07 effective as of September 1, 2018. We applied the standard retrospectively for the presentation of the service cost component and the other components of net periodic pension cost within our income statements. As a practical expedient, we used amounts previously disclosed in the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K as the basis for retrospective application because amounts capitalized in inventory at a given point in time are de minimis and determining these amounts was impractical. Upon adoption of ASU 2017-07, our previously reported Operating profit for the three and six months ended February 28, 2018 increased $1.5 million and $3.1 million, respectively, with a corresponding increase to Miscellaneous expense, net. The provisions of ASU 2017-07 have no impact to our net income or earnings per share.
The impact of the provisions of ASU 2017-07 on the Consolidated Statement of Comprehensive Income for the three and six months ended February 28, 2018 are as follows (in millions):

	Three Months Ended February 28, 2018			Six Months Ended February 28, 2018
	As Revised	Previously Reported	Higher (Lower)	As Revised	Previously Reported	Higher (Lower)
Cost of products sold	$497.6	$497.2	$0.4	$990.5	$989.8	$0.7
Selling, distribution, and administrative expenses	244.4	246.3	(1.9)	473.9	477.7	(3.8)
Miscellaneous expense, net	2.8	1.3	1.5	4.0	0.9	3.1
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjustments related to the adoption of ASC 606 include additional deferrals of revenue recognition for service-type warranties and the gross presentation of right of return assets and refund liabilities for sales with a right of return. The effects of the adoption of ASC 606 on our Consolidated Statement of Comprehensive Income for the three and six months ended February 28, 2019, and the Consolidated Balance Sheet as of February 28, 2019 are as follows (in millions except per share amounts):

Consolidated Statement of Comprehensive Income	Three Months Ended February 28, 2019			Six Months Ended February 28, 2019
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Net sales	$854.4	$856.0	$(1.6)	$1,787.0	$1,791.0	$(4.0)
Cost of products sold	520.5	521.0	(0.5)	1,085.6	1,087.4	(1.8)
Selling, distribution, and administrative expenses	237.6	237.5	0.1	487.7	487.5	0.2
Operating profit	95.9	97.1	(1.2)	212.3	214.7	(2.4)
Income tax expense	19.9	20.2	(0.3)	46.7	47.3	(0.6)
Net income	66.3	67.2	(0.9)	145.9	147.7	(1.8)

Basic earnings per share	$1.68	$1.70	$(0.02)	$3.67	$3.72	$(0.05)
Diluted earnings per share	1.67	1.69	(0.02)	3.66	3.71	(0.05)

Consolidated Balance Sheet	February 28, 2019
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Accounts receivable, net	$520.1	500.5	$19.6
Prepayments and other current assets	67.5	52.3	15.2
Other accrued liabilities	165.3	130.3	35.0
Deferred income tax liabilities	89.8	94.6	(4.8)
Other long-term liabilities	94.9	75.5	19.4
Retained earnings	2,121.6	2,136.4	(14.8)

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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. The provisions of ASU 2016-13 are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We will adopt the amendments as required in fiscal 2021. The provisions of ASU 2016-13 are not expected to have a material effect on our financial condition, results of operations, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases (“ASC 842”). The standard allows entities to present the effects of the accounting change as either a cumulative adjustment as of the beginning of the earliest period

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented or as of the date of adoption. We have an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Currently, the implementation team has completed its review of outstanding property leases, which account for a substantial portion of our outstanding lease obligations. The team is in the process of reviewing and analyzing equipment leases, information technology contracts, and other contracts that may have ASC 842 impacts. At this time, we cannot reasonably estimate the impact of adopting the standard. The implementation team reports its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. We will adopt the standard as required on September 1, 2019.
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
Total refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $36.9 million and $41.2 million as of February 28, 2019 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $15.2 million and $16.4 million as of February 28, 2019 and September 1, 2018, respectively.
We also maintain one-time or ongoing marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. The refund liabilities associated with these programs totaled $32.9 million and $43.9 million as of February 28, 2019 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions and shipping and handling activities, are short-term in nature and are expensed as incurred.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nature of Goods and Services
Products
Approximately 94% of revenue is generated from short-term contracts with our customers to deliver tangible goods such as luminaires, lighting controllers, controllers for various building systems, power supplies, prismatic skylights, and drivers. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred at the time of shipment. For sales designated free on board destination, customers take control when a product is delivered to the customer’s delivery site.
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
Contracts with Multiple Performance Obligations
A small portion (approximately 6%) of our revenue is derived from the combination of any or all of products, professional services, and software licenses. Significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally determined using a cost plus margin valuation when no observable input is available. The amount of consideration allocated to each performance obligation is recognized as revenue in accordance with the timing for products, professional services, and software as described above.
Contract Balances
Our rights related to collections from customers are unconditional and are reflected within Accounts receivable on the Consolidated Balance Sheets. We do not have any other significant contract assets. Contract liabilities arise when we receive cash or an unconditional right to collect cash prior to the transfer of control of goods or services.
The amount of transaction price from contracts with customers allocated to our contract liabilities as of February 28, 2019 and September 1, 2018 consists of the following (in millions):

	February 28, 2019	September 1, 2018
Current deferred revenues	$4.4	$4.8
Non-current deferred revenues	40.3	35.0

Current deferred revenues primarily consist of software licenses, and to a lesser extent professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2019 totaled $3.1 million.
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
Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the three and six months ended February 28, 2019 (in millions):

	Three Months Ended	Six Months Ended
	February 28, 2019	February 28, 2019
Independent sales network	$571.3	$1,221.1
Direct sales network	87.3	186.3
Retail sales	73.6	159.1
Corporate accounts	75.3	127.4
Other	46.9	93.1
Total	$854.4	$1,787.0

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
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $232.0 million and $129.1 million as of February 28, 2019 and August 31, 2018, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of our financial instruments were as follows at February 28, 2019 and August 31, 2018 (in millions):

	February 28, 2019		August 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.7	$357.0	$349.5	$361.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	3.0	3.1	3.3	3.3

The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, we estimate that the face amount of the bond approximates fair value as of February 28, 2019 based on bonds of similar terms and maturity (Level 2).
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
We recorded amortization expense of $7.7 million and $6.7 million during the three months ended February 28, 2019 and 2018, respectively, and $15.4 million and $13.3 million during the six months ended February 28, 2019 and 2018, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $30.8 million in fiscal 2019, $30.8 million in fiscal 2020, $28.0 million in fiscal 2021, $27.0 million in fiscal 2022, and $25.9 million in fiscal 2023.
The changes in the carrying amount of goodwill during the six months ended February 28, 2019 and 2018 are summarized below (in millions):

	Six Months Ended
	February 28, 2019	February 28, 2018
Beginning balance	$970.6	$900.9
Additions from acquired businesses	—	13.4
Foreign currency translation adjustments	(2.1)	(2.4)
Ending balance	$968.5	$911.9

Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following (in millions):

	February 28, 2019	August 31, 2018
Raw materials, supplies, and work in process (1)	$183.8	$196.8
Finished goods	259.5	251.8
Inventories excluding reserves	443.3	448.6
Less: Reserves	(30.3)	(36.8)
Total inventories	$413.0	$411.8

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
The following table calculates basic earnings per common share and diluted earnings per common share for the three and six months ended February 28, 2019 and 2018 (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net income	$66.3	$96.9	$145.9	$168.4
Basic weighted average shares outstanding	39.5	41.4	39.7	41.6
Common stock equivalents	0.1	0.1	0.1	0.1
Diluted weighted average shares outstanding	39.6	41.5	39.8	41.7
Basic earnings per share	$1.68	$2.34	$3.67	$4.05
Diluted earnings per share	$1.67	$2.33	$3.66	$4.04

The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the three and six months ended February 28, 2019 and 2018 as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Stock options	314,673	189,428	290,360	176,549
Restricted stock awards	189,683	198,186	194,232	216,746

Further discussion of our stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the three and six months ended February 28, 2019 and 2018 (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	79.6	—	—	79.6
Other comprehensive loss	—	—	—	—	(6.2)	—	(6.2)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	3.8	—	—	—	3.8
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Repurchases of common stock	(0.2)	—	—	—	—	(25.0)	(25.0)
Balance, November 30, 2018	39.9	0.5	910.2	2,060.6	(121.0)	(1,099.4)	1,750.9
Net income	—	—	—	66.3	—	—	66.3
Other comprehensive income	—	—	—	—	6.3	—	6.3
Amortization, issuance, and cancellations of restricted stock grants	—	—	7.1	—	—	—	7.1
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.2)	—	—	—	—	(23.7)	(23.7)
Balance, February 28, 2019	39.7	$0.5	$917.5	$2,121.6	$(114.7)	$(1,123.1)	$1,801.8

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2017	41.8	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6
Net income	—	—	—	71.5	—	—	71.5
Other comprehensive loss	—	—	—	—	(8.9)	—	(8.9)
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	2.5	—	—	0.1	2.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.5)	—	—	(5.5)
Stock options exercised	—	—	0.6	—	—	—	0.6
Balance, November 30, 2017	41.9	0.5	884.3	1,725.9	(108.6)	(776.0)	1,726.1
Net income	—	—		96.9	—	—	96.9
Other comprehensive income	—	—	—	—	4.3	—	4.3
Reclassification of stranded tax effects of the TCJA (1)	—	—	—	11.1	(11.1)	—	—
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	7.6	—	—	—	7.6
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.4)	—	—	(5.4)
Stock options exercised	—	—	0.5	—	—	—	0.5
Repurchases of common stock	(1.2)	—	—	—	—	(194.3)	(194.3)
Balance, February 28, 2018	40.8	$0.5	$892.5	$1,828.5	$(115.4)	$(970.3)	$1,635.8
_______________________________________

(1) See Income Taxes footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional details.

Note 11 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translation and pension adjustments. The before tax amounts of the defined benef

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

it pension plan items reclassified from Accumulated other comprehensive loss are included in Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income. See the Pension Plans footnote within the Notes to Consolidated Financial Statements for additional details.
The following table presents the changes in each component of accumulated other comprehensive loss during the six months ended February 28, 2019 and 2018 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive (loss) income before reclassifications	(3.9)	0.9	(3.0)
Amounts reclassified from accumulated other comprehensive loss	—	3.1	3.1
Net current period other comprehensive (loss) income	(3.9)	4.0	0.1
Balance at February 28, 2019	$(57.8)	$(56.9)	$(114.7)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive loss before reclassifications	(8.0)	—	(8.0)
Amounts reclassified from accumulated other comprehensive loss	—	3.4	3.4
Net current period other comprehensive (loss) income	(8.0)	3.4	(4.6)
Reclassification of stranded tax effects of TCJA (1)	—	(11.1)	(11.1)
Balance at February 28, 2018	$(36.7)	$(78.7)	$(115.4)
______________________________________

(1) See Income Taxes footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional details.

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three and six months ended February 28, 2019 and 2018 (in millions):

	Three Months Ended
	February 28, 2019			February 28, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$4.9	$—	$4.9	$2.5	$—	$2.5
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.1)	0.6	0.8	(0.2)	0.6
Actuarial losses	1.0	(0.2)	0.8	1.7	(0.5)	1.2
Total defined benefit pension plans, net	1.7	(0.3)	1.4	2.5	(0.7)	1.8
Other comprehensive loss	$6.6	$(0.3)	$6.3	$5.0	$(0.7)	$4.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	February 28, 2019			February 28, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(3.9)	$—	$(3.9)	$(8.0)	$—	$(8.0)
Defined benefit pension plans:
Actuarial gain or loss	1.3	(0.4)	0.9	—	—	—
Amortization of defined benefit pension items:
Prior service cost	1.5	(0.3)	1.2	1.6	(0.6)	1.0
Actuarial losses	2.1	(0.5)	1.6	3.4	(1.0)	2.4
Settlement losses	0.4	(0.1)	0.3	—	—	—
Total defined benefit pension plans, net	5.3	(1.3)	4.0	5.0	(1.6)	3.4
Other comprehensive loss	$1.4	$(1.3)	$0.1	$(3.0)	$(1.6)	$(4.6)

Note 12 — Debt and Lines of Credit
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the current Revolving Credit Facility or Term Loan Facility as of February 28, 2019. Additionally, we had no borrowings outstanding under our previous credit facility as of August 31, 2018.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Interbank Offered Rate (“LIBOR”) or screen rate for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%. The Term Loan Facility allows for borrowings to be drawn over a one-year period ending June 29, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR or screen rate for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We were in compliance with all financial covenants under the Credit Agreement as of February 28, 2019. At February 28, 2019, we had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued under the Revolving Credit Facility. As of February 28, 2019, we had outstanding letters of credit totaling $9.5 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond (not an outstanding amount under the Revolving Credit Facility).
Long-term Debt
At February 28, 2019, we had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that are scheduled to mature in December 2019 (the “Unsecured Notes”). Although the Unsecured Notes will mature within one year from February 28, 2019, we have the ability and intent to refinance these borrowings using availability under our Term Loan Facility, subject to satisfying the applicable conditions precedent. Currently, we plan to refinance the Unsecured Notes in full with borrowings under the Term Loan Facility, of which $343.3 million of the current carrying value would be due more than one year from the refinancing date. As such, this amount is reflected within Long-term debt on the Consolidated Balance Sheets as of February 28, 2019. We also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021 and $3.0 million outstanding under fixed-rate bank loans outstanding at February 28, 2019. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the three and six months ended February 28, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Interest expense	$9.1	$8.7	$18.3	$17.4
Interest income	(0.5)	(0.7)	(1.0)	(1.3)
Interest expense, net	$8.6	$8.0	$17.3	$16.1

Note 13 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2019, no material changes have occurred in our reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

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
Reserves for these product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the six months ended February 28, 2019 and 2018 are summarized as follows (in millions):

	Six Months Ended
	February 28, 2019	February 28, 2018
Beginning balance	$27.3	$22.0
Warranty and recall costs	9.6	15.1
Payments and other deductions	(9.2)	(13.1)
ASC 606 adjustments (1)	(14.8)	—
Ending balance	$12.9	$24.0

______________________________
(1) Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606 are now reflected as contract liabilities effective September 1, 2018. Refer to the New Accounting Pronouncements and Revenue Recognition footnotes for additional information.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations and intend to vigorously defend against the claims in the complaints. We have filed a motion to dismiss the Consolidated Complaint. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We maintain Director and Officer insurance policies that may cover any liability arising out of this litigation up to the policies’ limits, subject to a self-insured retention and other terms and conditions.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table presents share-based payment expense and new shares issued upon exercise of stock options for the three and six months ended February 28, 2019 and 2018 (in millions, except shares):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Share-based payment expense	$7.5	$8.3	$15.3	$16.8
Shares issued from option exercises	—	3,208	—	9,364

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
Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost during the three and six months ended February 28, 2019 and 2018 included the following components before tax (in millions):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Service cost	$0.8	$0.7	$1.6	$1.4
Interest cost	2.3	2.2	4.5	4.4
Expected return on plan assets	(3.2)	(3.1)	(6.3)	(6.2)
Amortization of prior service cost	0.7	0.8	1.5	1.6
Settlement loss	—	—	0.4	—
Recognized actuarial loss	1.0	1.7	2.1	3.4
Net periodic pension cost	$1.6	$2.3	$3.8	$4.6

Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 16 — Special Charge
During fiscal 2019, we recognized pre-tax special charges of $1.4 million. These charges primarily related to move costs associated with the previously announced transfer of activities from a planned facility closure. During fiscal 2018, we recognized special charges consisting primarily of severance and employee-related benefit costs for the elimination of certain operations and positions following a realignment of our operating structure, including positions within various selling, distribution, and administrative (“SD&A”) departments. Further details regarding our special charges are included within the Special Charge footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Costs reflected within Special charge on the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2019 and 2018 are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Severance and employee-related costs	$(0.3)	$0.6	$(0.8)	$0.8
Move and other restructuring costs	0.7	—	2.2	—
Total special charges	$0.4	$0.6	$1.4	$0.8

As of February 28, 2019, remaining restructuring reserves were $4.6 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the six months ended February 28, 2019 are summarized as follows (in millions):

	Fiscal 2018 Actions	Fiscal 2017 Actions	Total
Balance at August 31, 2018	$9.2	$0.9	10.1
Severance costs	(0.4)	(0.4)	(0.8)
Payments made during the period	(4.3)	(0.4)	(4.7)
Balance at February 28, 2019	$4.5	$0.1	$4.6

Note 17 — Income Taxes
During the second quarter of fiscal 2019, we finalized our accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”) in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”). As a result, we recorded a net tax benefit of $0.9 million related to TCJA impacts including, but not limited to, our one-time transition tax, deferred income taxes, and executive compensation.
Previously, we asserted that all undistributed earnings and original investments in foreign subsidiaries were indefinitely reinvested and, therefore, had not recorded any deferred taxes related to any outside basis differences associated with our foreign subsidiaries. As of February 28, 2019, the estimated undistributed earnings from foreign subsidiaries

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was $78.3 million. A significant portion of these earnings was subject to U.S. federal taxation in fiscal 2018 as part of the one-time transition tax. We are no longer asserting indefinite reinvestment on the portion of our unremitted earnings that were previously subject to U.S. federal taxation with the one-time transition tax. Accordingly, we recognized a deferred income tax liability of $0.6 million for certain foreign withholding taxes and U.S. state taxes during the current quarter. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.
We have elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	February 28, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$152.1	$17.8	$—	$62.1	$—	$232.0
Accounts receivable, net	—	450.9	—	69.2	—	520.1
Inventories	—	385.4	—	27.6	—	413.0
Other current assets	20.4	29.9	—	17.2	—	67.5
Total current assets	172.5	884.0	—	176.1	—	1,232.6
Property, plant, and equipment, net	0.1	224.6	—	59.5	—	284.2
Goodwill	—	746.3	2.7	219.5	—	968.5
Intangible assets, net	—	278.8	105.1	98.5	—	482.4
Deferred income taxes	36.1	—	—	6.2	(39.4)	2.9
Other long-term assets	0.3	19.1	—	1.8	—	21.2
Investments in and amounts due from affiliates	1,698.8	491.4	300.4	—	(2,490.6)	—
Total assets	$1,907.8	$2,644.2	$408.2	$561.6	$(2,530.0)	$2,991.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.7	$325.3	$—	$25.1	$—	$351.1
Current maturities of long-term debt	—	6.6	—	0.4	—	7.0
Other accrued liabilities	9.3	175.8	—	41.2	—	226.3
Total current liabilities	10.0	507.7	—	66.7	—	584.4
Long-term debt	—	347.1	—	2.6	—	349.7
Deferred income taxes	—	103.5	—	25.7	(39.4)	89.8
Other long-term liabilities	96.0	55.5	—	14.6	—	166.1
Amounts due to affiliates	—	—	—	131.3	(131.3)	—
Total stockholders’ equity	1,801.8	1,630.4	408.2	320.7	(2,359.3)	1,801.8
Total liabilities and stockholders’ equity	$1,907.8	$2,644.2	$408.2	$561.6	$(2,530.0)	$2,991.8

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 28, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$756.6	$—	$97.8	$—	$854.4
Intercompany sales	—	—	12.6	50.0	(62.6)	—
Total sales	—	756.6	12.6	147.8	(62.6)	854.4
Cost of products sold	—	466.6	—	103.3	(49.4)	520.5
Gross profit	—	290.0	12.6	44.5	(13.2)	333.9
Selling, distribution, and administrative expenses	10.8	202.1	0.7	37.2	(13.2)	237.6
Intercompany charges	(0.9)	—	—	0.9	—	—
Special charge	—	0.4	—	—	—	0.4
Operating (loss) profit	(9.9)	87.5	11.9	6.4	—	95.9
Interest expense, net	3.0	4.4	—	1.2	—	8.6
Equity earnings in subsidiaries	(77.3)	(8.7)	—	—	86.0	—
Miscellaneous expense (income), net	1.5	(0.1)	—	(0.3)	—	1.1
Income before income taxes	62.9	91.9	11.9	5.5	(86.0)	86.2
Income tax (benefit) expense	(3.4)	19.3	2.5	1.5	—	19.9
Net income	66.3	72.6	9.4	4.0	(86.0)	66.3

Other comprehensive income (loss) items:
Foreign currency translation adjustments	4.9	4.9	—	—	(4.9)	4.9
Defined benefit plans, net of tax	1.4	1.1	—	0.3	(1.4)	1.4
Other comprehensive income items, net of tax	6.3	6.0	—	0.3	(6.3)	6.3
Comprehensive income	$72.6	$78.6	$9.4	$4.3	$(92.3)	$72.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$740.4	$—	$91.7	$—	$832.1
Intercompany sales	—	—	12.5	41.2	(53.7)	—
Total sales	—	740.4	12.5	132.9	(53.7)	832.1
Cost of products sold	—	441.0	—	95.3	(38.7)	497.6
Gross profit	—	299.4	12.5	37.6	(15.0)	334.5
Selling, distribution, and administrative expenses	9.6	211.8	0.8	37.2	(15.0)	244.4
Intercompany charges	(0.8)	(0.4)	—	1.2	—	—
Special charge	—	0.6	—	—	—	0.6
Operating (loss) profit	(8.8)	87.4	11.7	(0.8)	—	89.5
Interest expense, net	2.6	4.0	—	1.4	—	8.0
Equity earnings in subsidiaries	(106.2)	(1.0)	—	0.1	107.1	—
Miscellaneous expense, net	1.6	0.8	—	0.4	—	2.8
Income (loss) before income taxes	93.2	83.6	11.7	(2.7)	(107.1)	78.7
Income tax (benefit) expense	(3.5)	(15.0)	0.9	(0.6)	—	(18.2)
Net income (loss)	96.7	98.6	10.8	(2.1)	(107.1)	96.9

Other comprehensive income (loss) items:
Foreign currency translation adjustments	2.5	2.5	—	—	(2.5)	2.5
Defined benefit plans, net of tax	1.8	1.3	—	0.5	(1.8)	1.8
Other comprehensive income items, net of tax	4.3	3.8	—	0.5	(4.3)	4.3
Comprehensive income (loss)	$101.0	$102.4	$10.8	$(1.6)	$(111.4)	$101.2

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 28, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,585.5	$—	$201.5	$—	$1,787.0
Intercompany sales	—	—	26.3	103.0	(129.3)	—
Total sales	—	1,585.5	26.3	304.5	(129.3)	1,787.0
Cost of products sold	—	967.1	—	219.6	(101.1)	1,085.6
Gross profit	—	618.4	26.3	84.9	(28.2)	701.4
Selling, distribution, and administrative expenses	19.7	419.8	1.4	75.0	(28.2)	487.7
Intercompany charges	(2.2)	—	—	2.2	—	—
Special charge	—	1.4	—	—	—	1.4
Operating (loss) profit	(17.5)	197.2	24.9	7.7	—	212.3
Interest expense, net	6.1	8.8	—	2.4	—	17.3
Equity earnings in subsidiaries	(166.4)	(12.0)	—	0.1	178.3	—
Miscellaneous expense (income), net	3.4	(0.7)	—	(0.3)	—	2.4
Income before income taxes	139.4	201.1	24.9	5.5	(178.3)	192.6
Income tax (benefit) expense	(6.4)	45.9	5.2	2.0	—	46.7
Net income	145.8	155.2	19.7	3.5	(178.3)	145.9

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(3.9)	(3.9)	—	—	3.9	(3.9)
Defined benefit plans, net of tax	4.0	2.3	—	0.6	(2.9)	4.0
Other comprehensive income (loss) items, net of tax	0.1	(1.6)	—	0.6	1.0	0.1
Comprehensive income	$145.9	$153.6	$19.7	$4.1	$(177.3)	$146.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Six Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$1,484.6	$—	$190.3	$—	$1,674.9
Intercompany sales	—	—	24.5	84.7	(109.2)	—
Total sales	—	1,484.6	24.5	275.0	(109.2)	1,674.9
Cost of products sold	—	871.1	—	200.2	(80.8)	990.5
Gross profit	—	613.5	24.5	74.8	(28.4)	684.4
Selling, distribution, and administrative expenses	20.2	406.5	1.6	74.0	(28.4)	473.9
Intercompany charges	(1.9)	(0.8)	—	2.7	—	—
Special charge	—	0.8	—	—	—	0.8
Operating (loss) profit	(18.3)	207.0	22.9	(1.9)	—	209.7
Interest expense, net	5.3	8.0	—	2.8	—	16.1
Equity earnings in subsidiaries	(187.1)	(2.1)	—	0.1	189.1	—
Miscellaneous expense (income), net	3.2	1.3	—	(0.5)	—	4.0
Income (loss) before income taxes	160.3	199.8	22.9	(4.3)	(189.1)	189.6
Income tax (benefit) expense	(8.5)	27.2	3.0	(0.5)	—	21.2
Net income (loss)	168.8	172.6	19.9	(3.8)	(189.1)	168.4

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(8.0)	(8.0)	—	—	8.0	(8.0)
Defined benefit plans, net of tax	3.4	2.5	—	0.9	(3.4)	3.4
Other comprehensive (loss) income items, net of tax	(4.6)	(5.5)	—	0.9	4.6	(4.6)
Comprehensive income (loss)	$164.2	$167.1	$19.9	$(2.9)	$(184.5)	$163.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 28, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$133.8	$35.9	$—	$18.6	$—	$188.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(20.2)	—	(4.7)	—	(24.9)
Other investing activities	0.8	2.1	—	—	—	2.9
Net cash provided by (used for) investing activities	0.8	(18.1)	—	(4.7)	—	(22.0)
Cash flows from financing activities:
Borrowings on credit facility	—	86.5	—	—	—	86.5
Repayments of borrowings on credit facility	—	(86.5)	—	—	—	(86.5)
Repayments of long-term debt	—	—	—	(0.2)	—	(0.2)
Proceeds from stock option exercises and other	0.3	—	—	—	—	0.3
Repurchases of common stock	(48.7)	—	—	—	—	(48.7)
Withholding taxes on net settlement of equity awards	(4.3)	—	—	—	—	(4.3)
Dividends paid	(10.5)	—	—	—	—	(10.5)
Net cash used for financing activities	(63.2)	—	—	(0.2)	—	(63.4)
Effect of exchange rates changes on cash	0.2	—	—	(0.2)	—	—
Net change in cash and cash equivalents	71.6	17.8	—	13.5	—	102.9
Cash and cash equivalents at beginning of period	80.5	—	—	48.6	—	129.1
Cash and cash equivalents at end of period	$152.1	$17.8	$—	$62.1	$—	$232.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended February 28, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$141.1	$14.4	$—	$22.1	$—	$177.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(15.2)	—	(5.7)	—	(20.9)
Investments in subsidiaries	(26.4)	—	—	—	26.4	—
Acquisitions of business, net of cash acquired	—	—	—	(26.4)	—	(26.4)
Other investing activities	0.7	—	—	—	—	0.7
Net cash used for investing activities	(25.7)	(15.2)	—	(32.1)	26.4	(46.6)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.2)	—	(0.2)
Proceeds from stock option exercises and other	1.4	—	—	—	—	1.4
Repurchases of common stock	(194.3)	—	—	—	—	(194.3)
Withholding taxes on net settlement of equity awards	(6.7)	—	—	—	—	(6.7)
Intercompany capital	—	—	—	26.4	(26.4)	—
Dividends paid	(10.9)	—	—	—	—	(10.9)
Net cash (used for) provided by financing activities	(210.5)	—	—	26.2	(26.4)	(210.7)
Effect of exchange rate changes on cash	—	0.8	—	(2.4)	—	(1.6)
Net change in cash and cash equivalents	(95.1)	—	—	13.8	—	(81.3)
Cash and cash equivalents at beginning of period	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of period	$142.6	$—	$—	$87.2	$—	$229.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of February 28, 2019 and for the three and six months ended February 28, 2019 and 2018. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to the Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2018 (“Form 10-K”).

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controllers for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of February 28, 2019, we operate 18 manufacturing facilities and eight distribution facilities along with three warehouses to serve our extensive customer base.
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
No acquisitions were completed during the first six months of fiscal 2019.
The results of operations for the six months ended February 28, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2019.
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
For the first six months of fiscal 2019, we paid $24.9 million for property, plant, and equipment, primarily for new and enhanced information technology capabilities, equipment, tooling, and facility enhancements. We currently expect to invest approximately 1.5% of net sales in capital expenditures during fiscal 2019.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of February 28, 2019, 1.2 million shares had been repurchased under this authorization, of which 0.4 million shares were repurchased in fiscal 2019. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled, including our senior unsecured notes maturing in December 2019, which we expect to repay with borrowings available under existing credit arrangements; making required contributions to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock as authorized by the Board. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support our long-term liquidity needs.
Cash Flow
We use available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at February 28, 2019 was $232.0 million, an increase of $102.9 million from August 31, 2018. During the six months ended February 28, 2019, we generated net cash flows from operations of $188.3 million. Cash generated from operating activities, as well as cash on-hand, was used during the six months ended February 28, 2019 primarily to repurchase 0.4 million shares of our outstanding common stock for $48.7 million, fund capital expenditures of $24.9 million, pay dividends to stockholders of $10.5 million, and pay withholding taxes on the net settlement of equity awards of $4.3 million.
We generated $188.3 million of cash flow from operating activities during the six months ended February 28, 2019 compared with $177.6 million in the prior-year period, an increase of $10.7 million, due primarily to lower operating working capital requirements. Operating working capital (calculated by adding accounts receivable plus inventories, and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased approximately $35.7 million during the first six months of fiscal 2019 compared to a $26.0 million decrease during the first six months of fiscal 2018 due primarily to greater cash collections from customers year over year, partially offset by increased payments for trade payables.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $24.9 million and $20.9 million in the first six months of fiscal 2019 and 2018, respectively, primarily related to investments in new information technology, equipment, tooling, and facility enhancements. We expect to invest approximately 1.5% of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2019.
Capitalization
Our current capital structure is comprised principally of senior unsecured notes and equity of our stockholders. Total debt outstanding was $356.7 million and $356.8 million at February 28, 2019 and August 31, 2018, respectively, and consisted primarily of fixed-rate obligations.
On December 8, 2009, ABL issued $350.0 million of senior unsecured notes due in fiscal 2020 (the “Unsecured Notes”) in a private placement transaction. The Unsecured Notes were subsequently exchanged for Securities and Exchange Commission (“SEC”) registered notes with substantially identical terms. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of ten years. Although the Unsecured Notes will mature within one year from the balance sheet, we have the ability and intent to refinance these borrowings using availability under our unsecured delayed draw term loan facility (“Term Loan Facility”) as described below. Currently, we plan to refinance the Unsecured Notes in full with borrowings under the Term Loan Facility, of which $343.3 million of the carrying value would be due greater than one year from the refinancing date. As such, this amount is reflected within Long-term debt on the Consolidated Balance Sheets as of February 28, 2019. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. On February 28, 2019, we had no borrowings outstanding under the Revolving Credit Facility and no borrowings under the Term Loan Facility. We were in compliance with all financial covenants under the Credit

Agreement as of February 28, 2019. At February 28, 2019, we had additional borrowing capacity under the Credit Agreement of $794.7 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $5.3 million issued on the Revolving Credit Facility. As of February 28, 2019, we had outstanding letters of credit totaling $9.5 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, including $5.3 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first six months of fiscal 2019, our consolidated stockholders’ equity increased $85.0 million to $1.80 billion at February 28, 2019, from $1.72 billion at August 31, 2018. The increase was due primarily to net income earned in the period, partially offset by share repurchases, adjustments related to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), and the payment of dividends. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 16.5% and 17.2% at February 28, 2019 and August 31, 2018, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 6.5% and 11.7% at February 28, 2019 and August 31, 2018, respectively.
Dividends
We paid dividends on our common stock of $10.5 million and $10.9 million ($0.26 per share) during the six months ended February 28, 2019 and 2018, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Second Quarter of Fiscal 2019 Compared with Second Quarter of Fiscal 2018
The following table sets forth information comparing the components of net income for the three months ended February 28, 2019 and 2018 (in millions except per share data):

	Three Months Ended
	February 28, 2019	February 28, 2018	Increase (Decrease)		Percent Change
Net sales	$854.4	$832.1	$22.3		2.7%
Cost of products sold	520.5	497.6	22.9		4.6%
Gross profit	333.9	334.5	(0.6)		(0.2)%
Percent of net sales	39.1%	40.2%	(110)	bps
Selling, distribution, and administrative expenses	237.6	244.4	(6.8)		(2.8)%
Special charge	0.4	0.6	(0.2)		NM
Operating profit	95.9	89.5	6.4		7.2%
Percent of net sales	11.2%	10.8%	40	bps
Other expense (income):
Interest expense, net	8.6	8.0	0.6		7.5%
Miscellaneous expense, net	1.1	2.8	(1.7)		NM
Total other expense	9.7	10.8	(1.1)		NM
Income before income taxes	86.2	78.7	7.5		9.5%
Percent of net sales	10.1%	9.5%	60	bps
Income tax expense (benefit)	19.9	(18.2)	38.1		NM
Effective tax rate	23.1%	(23.1)%
Net income	$66.3	$96.9	$(30.6)		(31.6)%
Diluted earnings per share	$1.67	$2.33	$(0.66)		(28.3)%
NM - not meaningful
Net sales were $854.4 million for the three months ended February 28, 2019 compared with $832.1 million reported for the three months ended February 28, 2018, an increase of $22.3 million, or 2.7%. For the three months ended February 28, 2019, we reported net income of $66.3 million, a decrease of $30.6 million, or 31.6%, compared with

$96.9 million for the three months ended February 28, 2018. For the second quarter of fiscal 2019, diluted earnings per share decreased 28.3% to $1.67 compared with $2.33 reported in the year-ago period.
Fiscal 2019 results were impacted by the adoption of ASC 606, which resulted in a decrease to revenues, gross profit, and operating profit of $1.6 million, $1.1 million, and $1.2 million, respectively, during the three months ended February 28, 2019. Additionally, fiscal 2018 results were restated to reflect the impact of adopting Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Upon adoption of ASU 2017-07, our previously reported operating profit and other expense both increased $1.5 million for the three months ended February 28, 2018. The provisions of ASU 2017-07 had no impact to our previously reported net income or earnings per share. See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for further details.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of manufacturing inefficiencies, acquisition related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, and certain discrete income tax benefits of the U.S. Tax Cuts and Jobs Act (the “TCJA”). Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	February 28, 2019	February 28, 2018	Increase (Decrease)	Percent Change
Gross profit	$333.9	$334.5
Add-back: Manufacturing inefficiencies (1)	0.9	—
Adjusted gross profit	$334.8	$334.5	$0.3	0.1%
Percent of net sales	39.2%	40.2%	(100)	bps

Selling, distribution, and administrative expenses	$237.6	$244.4
Less: Amortization of acquired intangible assets	(7.7)	(6.7)
Less: Share-based payment expense	(7.5)	(8.3)
Less: Acquisition-related items (2)	—	(0.2)
Adjusted selling, distribution, and administrative expenses	$222.4	$229.2	$(6.8)	(3.0)%
Percent of net sales	26.0%	27.5%	(150)	bps

Operating profit	$95.9	$89.5
Add-back: Amortization of acquired intangible assets	7.7	6.7
Add-back: Share-based payment expense	7.5	8.3
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	—	0.2
Add-back: Special charge	0.4	0.6
Adjusted operating profit	$112.4	$105.3	$7.1	6.7%
Percent of net sales	13.2%	12.7%	50	bps

Net income	$66.3	$96.9
Add-back: Amortization of acquired intangible assets	7.7	6.7
Add-back: Share-based payment expense	7.5	8.3
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	—	0.2
Add-back: Special charge	0.4	0.6
Total pre-tax adjustments to net income	16.5	15.8
Income tax effects	(3.8)	(3.0)
Less: Discrete income tax benefits of the TCJA (3)	—	(31.2)
Adjusted net income	$79.0	$78.5	$0.5	0.6%

Diluted earnings per share	$1.67	$2.33
Adjusted diluted earnings per share	$1.99	$1.89	$0.10	5.3%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include professional fees.
(3) Discrete income tax benefits of the TCJA recognized within Income tax expense (benefit) on the Consolidated Statements of Comprehensive Income. See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.
Net Sales
Net sales for the three months ended February 28, 2019 increased 2.7% compared with the prior-year period due primarily to a sales volume increase of over 3%, partially offset by a less than 1% unfavorable change in product prices and mix of products sold (“price/mix”) as the benefits from recently announced price increases were more than offset by changes primarily in sales channel mix and to a much lesser degree in the mix of products sold; the realization from recent price increases was estimated to have contributed low single-digit growth to overall net sales for the quarter. Also impacting second quarter net sales was a less than 1% favorable impact of acquired revenues from acquisitions net of lost revenues from divestitures, which was largely offset by a combination of unfavorable changes in foreign exchange rates and the impact of the adoption of ASC 606. Each of our sales channels experienced solid growth during the second quarter with the exception of the independent sales network, which was relatively flat year-over-year. Due to the changing dynamics of our product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix. We also believe our current period net sales were adversely impacted by customers buying products during the first quarter of fiscal 2019 in advance of the effective dates of recently announced price increases.
Gross Profit
Gross profit for the second quarter of fiscal 2019 decreased $0.6 million, or 0.2%, to $333.9 million compared with $334.5 million in the prior-year period as the contribution from higher sales volume, realized price increases, and benefits from productivity improvements were offset by both a shift in key customers and changes in sales channel mix described below as well as higher input costs. Gross profit margin decreased 110 basis points to 39.1% for the three months ended February 28, 2019 compared with 40.2% in the prior-year period. The decline in gross profit margin was due primarily to a shift in sales among key customers within the retail channel as well as changes in sales channel mix. Although current quarter gross profit reflected a mix shift towards certain sales channels and customers that generate lower gross profit margins as compared with our historical consolidated gross profit margin profile, the decline was generally offset by proportionally lower SD&A expenses as freight and commissions associated with such sales were lower. Adjusted gross profit margin for the three months ended February 28, 2019 declined 100 basis points to 39.2% compared with 40.2% in the prior year period.
Operating Profit
SD&A expenses for the three months ended February 28, 2019 were $237.6 million compared with $244.4 million in the prior-year period, a decrease of $6.8 million, or 2.8%. The decrease in SD&A expenses was due primarily to a decrease in outbound freight and commission expense as well as certain cost containment and productivity improvements, which were partially offset by higher costs to support the increase in net sales, and to a lesser degree, additional expenses associated with acquired businesses. The decline in outbound freight and commission expense was partially due to the customer mix shift within the retail sales channel as previously noted. SD&A expenses for the second quarter of fiscal 2019 were 27.8% of net sales compared with 29.4% for the prior-year period. Adjusted SD&A expenses for the three months ended February 28, 2019 were $222.4 million (26.0% of net sales) compared with $229.2 million (27.5% of net sales) in the prior-year period.
We recognized pre-tax special charges of $0.4 million during the second quarter of fiscal 2019 compared with pre-tax special charges of $0.6 million recorded during the second quarter of fiscal 2018. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the second quarter of fiscal 2019 was $95.9 million (11.2% of net sales) compared with $89.5 million (10.8% of net sales) for the prior-year period, an increase of $6.4 million, or 7.2%. The increase in operating profit was primarily due to lower SD&A expenses, partially offset by lower gross profit.
Adjusted operating profit increased by $7.1 million, or 6.7%, to $112.4 million for the second quarter of fiscal 2019 compared with $105.3 million for the second quarter of fiscal 2018. Adjusted operating profit margin increased to 13.2% for the second quarter of fiscal 2019 compared with 12.7% for the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $8.6 million and $8.0 million for the three months ended February 28, 2019 and 2018, respectively. We reported net miscellaneous expense of $1.1 million and $2.8 million for the three months ended February 28, 2019 and 2018, respectively.

Income Taxes and Net Income
Our effective income tax rate was 23.1% and (23.1)% for the three months ended February 28, 2019 and 2018, respectively. The effective income tax rate for the three months ended February 28, 2018 was significantly impacted by the provisions of the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will approximate 24% to 26% for the remainder of fiscal 2019.
Net income for the second quarter of fiscal 2019 decreased $30.6 million to $66.3 million from $96.9 million reported for the prior-year period. The decrease in net income resulted primarily from a one-time tax benefit for income taxes related to the TCJA recorded in 2018 that did not recur in the current fiscal year, partially offset by increased operating profit compared to the prior-year period. Diluted earnings per share for the three months ended February 28, 2019 decreased $0.66 to $1.67 compared with diluted earnings per share of $2.33 for the prior-year period. This decrease reflects higher net income tax expense, partially offset by a reduced share count.
Adjusted net income for the second quarter of fiscal 2019 was $79.0 million, compared with $78.5 million in the prior-year period, which represented an increase of $0.5 million, or 0.6%. Adjusted diluted earnings per share for the three months ended February 28, 2019 increased $0.10, or 5.3%, to $1.99 compared with $1.89 for the prior-year period.
First Six Months of Fiscal 2019 Compared with First Six Months of Fiscal 2018
The following table sets forth information comparing the components of net income for the six months ended February 28, 2019 and 2018 (in millions except per share data):

	Six Months Ended
	February 28, 2019	February 28, 2018	Increase (Decrease)		Percent Change
Net sales	$1,787.0	$1,674.9	$112.1		6.7%
Cost of products sold	1,085.6	990.5	95.1		9.6%
Gross profit	701.4	684.4	17.0		2.5%
Percent of net sales	39.3%	40.9%	(160)	bps
Selling, distribution, and administrative expenses	487.7	473.9	13.8		2.9%
Special charge	1.4	0.8	0.6		NM
Operating profit	212.3	209.7	2.6		1.2%
Percent of net sales	11.9%	12.5%	(60)	bps
Other expense (income)
Interest expense, net	17.3	16.1	1.2		7.5%
Miscellaneous expense, net	2.4	4.0	(1.6)		NM
Total other expense	19.7	20.1	(0.4)		NM
Income before income taxes	192.6	189.6	3.0		1.6%
Percent of net sales	10.8%	11.3%	(50)	bps
Income tax expense	46.7	21.2	25.5		NM
Effective tax rate	24.2%	11.2%
Net income	$145.9	$168.4	$(22.5)		(13.4)%
Diluted earnings per share	$3.66	$4.04	$(0.38)		(9.4)%
NM - not meaningful

Net sales were $1.79 billion for the six months ended February 28, 2019 compared with $1.67 billion reported for the six months ended February 28, 2018, an increase of $112.1 million, or 6.7%. For the six months ended February 28, 2019, we reported net income of $145.9 million, a decrease of $22.5 million, or 13.4%, compared with $168.4 million for the six months ended February 28, 2018. For the first six months of fiscal 2019, diluted earnings per share decreased 9.4% to $3.66 compared with $4.04 reported in the year-ago period.
Fiscal 2019 results were impacted by the adoption of ASC 606, which resulted in a decrease to revenues, gross profit, and operating profit of $4.0 million, $2.2 million, and $2.4 million, respectively, during the six months ended February 28, 2019. Additionally, fiscal 2018 results were restated to reflect the impact of adopting ASU 2017-07. Upon adoption of

ASU 2017-07, our previously reported operating profit and other expense both increased $3.1 million for the six months ended February 28, 2018. The provisions of ASU 2017-07 had no impact to our previously reported net income or earnings per share. See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for further details.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of manufacturing inefficiencies, acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, and certain discrete income tax benefits of the TCJA. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted SD&A expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of the Company’s current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into the results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Six Months Ended
	February 28, 2019	February 28, 2018	Increase (Decrease)	Percent Change
Gross profit	$701.4	$684.4
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	1.2	—
Adjusted gross profit	$703.5	$684.4	$19.1	2.8%
Percent of net sales	39.4%	40.9%	(150)	bps

Selling, distribution, and administrative expenses	$487.7	$473.9
Less: Amortization of acquired intangible assets	(15.4)	(13.3)
Less: Share-based payment expense	(15.3)	(16.8)
Less: Acquisition-related items (2)	—	(0.2)
Adjusted selling, distribution, and administrative expenses	$457.0	$443.6	$13.4	3.0%
Percent of net sales	25.6%	26.5%	(90)	bps

Operating profit	$212.3	$209.7
Add-back: Amortization of acquired intangible assets	15.4	13.3
Add-back: Share-based payment expense	15.3	16.8
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	1.2	0.2
Add-back: Special charge	1.4	0.8
Adjusted operating profit	$246.5	$240.8	$5.7	2.4%
Percent of net sales	13.8%	14.4%	(60)	bps

Net income	$145.9	$168.4
Add-back: Amortization of acquired intangible assets	15.4	13.3
Add-back: Share-based payment expense	15.3	16.8
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	1.2	0.2
Add-back: Special charge	1.4	0.8
Total pre-tax adjustments to net income	34.2	31.1
Income tax effect	(8.3)	(8.3)
Less: Discrete income tax benefits of the TCJA (3)	—	(31.2)
Adjusted net income	$171.8	$160.0	$11.8	7.4%

Diluted earnings per share	$3.66	$4.04
Adjusted diluted earnings per share	$4.31	$3.84	$0.47	12.2%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include profit in inventory and professional fees.
(3) Discrete income tax benefits of the TCJA recognized within Income tax expense (benefit) on the Consolidated Statements of Comprehensive Income. See Income Taxes footnote within the Notes to Consolidated Financial Statements for additional details.

Net Sales
Net sales for the six months ended February 28, 2019 increased $112.1 million, or 6.7%, compared with the prior-year period due primarily to an increase in sales volume of approximately 7% and a 1% favorable impact of acquired revenues from acquisitions net of lost revenues from divestitures. This increase was partially offset by the combined unfavorable impacts of adopting ASC 606 and movements in foreign exchange rates of 1%. The increase in net sales was due primarily to greater shipments across our key sales channels. Changes in product prices and the mix of products sold (“price/mix”) were flat year over year as the benefits from recently announced price increases were offset by unfavorable changes primarily in sales channel mix and to a much lesser degree in the mix of products sold. Due to the changing dynamics of our product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first six months of fiscal 2019 increased $17.0 million compared to the prior-year period. Gross profit margin decreased to 39.3% for the six months ended February 28, 2019 compared with 40.9% in the prior-year period. The decline in gross profit margin was due primarily to a shift in sales among key customers within the retail channel as well as changes in sales channel mix. Additionally, gross profit margin was impacted by higher materials and freight costs. Adjusted gross profit for the six months ended February 28, 2019 was $703.5 million (39.4% of net sales) compared with $684.4 million (40.9% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 28, 2019 were $487.7 million compared with $473.9 million in the prior-year period, an increase of $13.8 million, or 2.9%. The increase in SD&A expenses was primarily due to higher employee related costs, increased commissions to support the greater sales volume, and expenses associated with acquired businesses. SD&A expenses for the first six months of fiscal 2019 were 27.3% of net sales compared with 28.3% for the prior-year period. Adjusted SD&A expenses for the six months ended February 28, 2019 were $457.0 million (25.6% of net sales) compared with $443.6 million (26.5% of net sales) in the prior-year period.
We recognized a pre-tax special charge of $1.4 million during the first six months of fiscal 2019, compared with a pre-tax special charge of $0.8 million during the first six months of fiscal 2018. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2019 was $212.3 million compared with $209.7 million for the prior-year period, an increase of $2.6 million, or 1.2%. The increase in operating profit was due primarily to an increase in gross profit, partially offset by an increase in SD&A expenses and a higher special charge.
Adjusted operating profit increased by $5.7 million, or 2.4%, to $246.5 million for the first six months of fiscal 2019 compared with $240.8 million for the first six months of fiscal 2018. Adjusted operating profit margin for the first six months of fiscal 2019 decreased 60 basis points to 13.8% compared with 14.4% in the year-ago period.
Other Expense (Income)
Other expense (income) consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $17.3 million and $16.1 million for the six months ended February 28, 2019 and 2018, respectively. We reported net miscellaneous expense of $2.4 million and $4.0 million for the six months ended February 28, 2019 and 2018, respectively.
Income Taxes and Net Income
Our effective income tax rate was 24.2% and 11.2% for the six months ended February 28, 2019 and 2018, respectively. The effective income rate for the six months ended February 28, 2019 was significantly impacted by the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for the first six months of fiscal 2019 decreased $22.5 million to $145.9 million from $168.4 million reported for the prior-year period. The decrease in net income resulted primarily from a one-time tax benefit for income taxes related to the TCJA recorded in 2018 that did not recur in the current fiscal year. Diluted earnings per share for the six months ended February 28, 2019 decreased $0.38 to $3.66 compared with diluted earnings per share of $4.04 for the prior-year period. This decrease reflects higher net income tax expense, partially offset by a reduced share count.

Adjusted net income for the first six months of fiscal 2019 was $171.8 million compared with $160.0 million in the prior-year period, which represented a increase of $11.8 million, or 7.4%. Adjusted diluted earnings per share for the six months ended February 28, 2019 increased $0.47, or 12.2%, to $4.31 compared with $3.84 for the prior-year period.

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
Third-party forecasts and leading indicators suggest that the North American lighting market, our primary market, will increase in the low-single digit range in fiscal 2019. We continue to believe that the forecasts reflect reasonable growth expectations, but we remain cautiously optimistic given the angst in the marketplace due to the uncertainties around political, trade, and economic policies, including the Trump administration’s recent comments about possibly closing the U.S./Mexico border, as well as increases in input costs and volatility in interest rates. We expect to continue to outperform the growth rates of the markets that we serve by executing strategies focused on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of our integrated, tiered solutions strategy, including leveraging our unique, technology driven solutions portfolio to capture market share in the nascent, but rapidly growing, market for data capture, analytics, and other services, assisting in transforming buildings and campuses from cost centers to strategic assets.
We expect the pricing environment to continue to be challenging in portions of the market, particularly for more basic, lesser-featured products sold through certain sales channels as well as shifts in product mix, both of which are expected to continue to negatively impact net sales and margins. We expect recently announced price increases to mitigate some of the pricing pressures in the market but not to have any material impact on product substitution trends to lower priced alternatives. We expect to continue to introduce products and solutions to more effectively compete in these portions of the market and to accelerate programs to reduce product costs in order to maintain our competitiveness and drive improved profitability. We expect the shift in customers within the retail sales channel to continue to have a dampening effect on gross profit dollars and gross profit margin but be largely offset by lower freight and commission costs, which are included in SD&A expenses. Additionally, in an effort to enhance our margin profile, we have initiated a review of a small portion of our product portfolio and services offering with the objective of eliminating those items and activities that do not meet our return objectives.
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
During fiscal 2018, we announced the planned consolidation of certain facilities and associated reduction in employee workforce. We recognized $12.0 million to date in special charges for this initiative primarily related to severance, employee benefit costs, and relocation costs. We expect to incur additional costs in future periods primarily related to early lease termination and additional relocation costs. Annual savings realized from the streamlining activities, once fully completed, are expected to exceed the amount of the special charges recognized. We expect to reinvest most of the savings in activities to support higher-growth opportunities, as well as drive improved profitability.
During the fourth quarter of fiscal 2018, we entered into a new credit agreement with a syndicate of banks that increased our borrowing capacity under such agreements from $250 million to $800 million. The increase in borrowing capacity provides us with the resources to support growth opportunities, including acquisitions, accommodate the current stock repurchase program, of which 4.8 million shares remain available for repurchase as of April 3, 2019, and refinance our outstanding senior unsecured notes that mature in late calendar 2019. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. We may increase our leverage to accommodate the stock repurchase program.

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
There have been no material changes in our critical accounting estimates during the current period. We adopted ASC 606 during the current fiscal year, which required changes to our revenue policies but did not have a material impact to our financial condition, results of operations, or cash flows. Refer to the Revenue Recognition footnote within the Notes to Consolidated Financial Statements for further details regarding our accounting policies and critical accounting estimates under ASC 606.
For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends, including our intent and ability to refinance our senior unsecured notes; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable markets; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) our estimate of our fiscal 2019 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies, including the Trump administration's recent comments about possibly closing the U.S./Mexico border; (i) our expectations related to mitigating efforts around recently imposed tariffs; and (j) our expectations about the resolution of trade compliance, securities class action, and/or other legal matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits;

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2019. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against the Company and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that the Company and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of the Company’s products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations and intend to vigorously defend against the claims in the complaints. We have filed a motion to dismiss the Consolidated Complaint. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We maintain Director and Officer insurance policies that may cover any liability arising out of this litigation up to the policies’ limits, subject to a self-insured retention and other terms and conditions.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in the Company’s Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2019, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Board of Directors authorized the repurchase of up to six million shares of the Company's common stock. As of February 28, 2019, we repurchased a total of 1.2 million shares under this plan. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2019:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2018 through 12/31/2018	200,000	$118.41	200,000	4,800,000
1/1/2019 through 1/31/2019	—	$—	—	4,800,000
2/1/2019 through 2/28/2019	—	$—	—	4,800,000
Total	200,000	$118.41	200,000	4,800,000

Item 5.	Other Information
Declaration of Dividend
On March 29, 2019, the Board declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2019 to stockholders of record on April 17, 2019.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10	(a)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel dated March 29, 2019.	Filed with the Commission as part of this Form 10-Q.
	(b)	Amendment No. 9 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Richard K. Reece dated March 29, 2019.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 3, 2019	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 3, 2019	By:	/S/ RICHARD K. REECE
RICHARD K. REECE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)