Form 10-K
period 2019-08-31
ACUITY BRANDS INC
filed 2019-10-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

__________________________________________________________
ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	001-16583	58-2632672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
__________________________________________________________
1170 Peachtree Street, N.E., Suite 2300, Atlanta, Georgia 30309-7676
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $130.12 as quoted on the New York Stock Exchange on February 28, 2019, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4.55 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 39,643,111 shares as of October 23, 2019.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2019 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
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
Lighting and building management solutions vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given application. Our lighting and building management solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Juno®, Indy™, Aculux™, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Antique Street Lamps™, Sunoptics®, eldoLED®, Distech Controls®, nLight®, ROAM®, Sensor Switch®, Power Sentry®, IOTA®, and Atrius™. As of August 31, 2019, we manufacture products in 16 facilities in North America and two facilities in Europe and employ approximately 12,000 associates.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, national accounts, system integrators, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2019, sales originated in North America and the United States accounted for approximately 98% and 89% of net sales, respectively. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning our domestic and international net sales.
Industry Overview
Based on industry sources and government information, we estimate that in fiscal 2019 the size of the North American lighting and building management solutions market we serve (also referred to herein as “addressable market”) was over $20 billion and similar to the prior year as the addressable market was estimated to be down modestly to flat compared with fiscal 2018. The addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures; daylighting; lighting controls; heating, ventilation, and air conditioning (“HVAC”) controls; and building management controls, software, and systems. This market estimate is based on a combination of external industry data and internal estimates and excludes portable and vehicular lighting fixtures and certain related lighting components, such as non-integrated lighting ballasts and lamps. A source of demand for the lighting and building management industry is attributed to the renovation and retrofit of less efficient lighting and building management systems. While the precise size of the North American market is not known, we estimate the potential size of the installed base of lighting and building management solutions to be over $500 billion.

We operate in a highly competitive industry that is affected by volatility from a number of general business and economic factors, such as, but not limited to, gross domestic product growth, employment levels, credit availability, building costs, building occupancy rates, imports and trade, energy costs, and commodity costs, including tariffs. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which is sensitive to the volatility of these general economic factors. We are not aware of any data that accurately quantifies the split of the non-residential lighting market between new construction and renovation and retrofit activity; however, recent trends developed from industry sources and our estimates indicate that renovation and retrofit activity represents a growing proportion of the total non-residential lighting market. Construction spending on commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building management solutions. Demand for our lighting and building management solutions sold through certain retail channels is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
Our market is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building management solutions; and design strategies and technologies addressing sustainability and facilitating smarter buildings and cities. We are a leading provider of integrated lighting and building management solutions based on these technologies and utilize internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building management systems provide the opportunity for lighting and building management systems to be integrated in a manner allowing for an optimal platform for enabling the IoT that collects and exchanges data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics and other features. We expect that the industry’s addressable market is likely to meaningfully expand due to the benefits and value creation provided by intelligent networked lighting, building management systems, and the IoT. New entrants, including both well-established as well as new software and technology companies, therefore continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
Products and Solutions
We offer a broad portfolio of indoor and outdoor lighting and building management solutions for commercial, institutional, industrial, infrastructure, and residential applications. The portfolio of lighting solutions includes lighting products utilizing light emitting diode (“LED”), fluorescent, incandescent, high intensity discharge, halogen, and metal halide light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems. Building management solutions include products and solutions for controlling HVAC, lighting, shades, and access control that deliver end to end optimization of those building systems. Our lighting and building management solutions are designed to enhance the occupant experience, improve the quality of the visual environment, and provide seamless operational energy efficiency and cost reductions, as well as increased digital functionality due to a unique capability to collect vast amounts of data that can better enable the IoT for building owners. We also sell products to original equipment manufacturers (“OEMs”) that include LED drivers, power supplies, modular wiring, sensors, glass, and inverters.
In addition, we provide services across applications that primarily relate to monitoring and controlling lighting and building management systems through network technologies and the commissioning of control systems. We also offer the Atrius™ IoT platform, which delivers connectivity and intelligence to a space via an expansive network of smart LED lighting and controls and a software platform that gathers, unlocks and transforms raw data to enable a broad range of software solutions addressing critical business challenges. Our total solution offerings include recurring services that deliver an array of capabilities, including indoor positioning, asset tracking, space utilization, spatial analytics, and energy management.
Sales of lighting and building management solutions, excluding services, accounted for approximately 99% of our total consolidated net sales in fiscal 2019, 2018, and 2017.

Sales and Marketing
Sales
We sell lighting and building management solutions to customers in the North American market utilizing numerous sales forces, including internal direct salespeople and independent sales agencies, based on the channel and geography served. We also operate separate European sales forces, including independent international sales agencies and system integrators, and an international sales group coordinating export sales outside of North America and Europe.
Marketing
We market our portfolio and service capabilities to customers and/or end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. We operate training and education facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Customers
Our customers include electrical distributors, retail home improvement centers, electric utilities, national accounts, system integrators, utility distributors, value-added resellers, digital retailers, government entities and municipalities, lighting showrooms, developers, OEMs, and energy service companies. In addition, there are a variety of other professionals who can represent a significant influence in the product and solutions specification process for any given project. These generally include building owners, federal, state, and local governments, contractors, engineers, architects, and lighting designers.
Manufacturing and Distribution
We operate 18 manufacturing facilities, including eight facilities in the United States, six facilities in Mexico, two facilities in Europe, and two in Canada. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as LEDs, certain LED drivers, lamps, sockets, and ballasts are purchased primarily from third-party vendors. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2019 by significant geographic region.

	Manufactured	Purchased	Total
United States	19%	7%	26%
Mexico	60%	—%	60%
China	—%	11%	11%
Others	3%	—%	3%
Total	82%	18%	100%
We operate six facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Lighting and building management solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2019, net sales initiated outside of the U.S. represented approximately 11% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. We invest in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2019, 2018, and 2017, research and development expense totaled $74.7 million, $63.9 million, and $52.0 million, respectively.
Competition
We experience competition based on numerous factors, including features and benefits, price, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, and service capabilities. The market for lighting and building management solutions and services is competitive and continues to evolve through acquisitions and consolidation of niche manufacturers. Certain global and more diversified manufacturers may provide a broader product offering utilizing electrical, lighting, and building management products as well as pricing benefits from the bundling of various offerings. In addition, there have been a growing number of new competitors, including lower cost Asian imports, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. Asian imports have also increased competition within the lighting market.
Environmental Regulation
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we allocate resources, including investments in capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, carbon dioxide and other air emissions, end-of-life product dispositions, and energy efficiency. We are not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect on us. The cost of responding to future changes, however, may be substantial.
Raw Materials
Our production requires certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2019, we purchased approximately 90,000 tons of steel and aluminum. We estimate that approximately 7% of purchased raw materials are petroleum-based. Additionally, we estimate that approximately six million gallons of diesel fuel were consumed in fiscal 2019 through our distribution activities. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of materials and tariffs on certain materials, particularly imports from China, as well as disruptions in availability of raw materials, components, and sourced finished goods.
We do not currently engage in or expect to engage in significant commodity hedging transactions for raw materials, though we have and will continue to commit to purchase certain materials for a period of up to 12 months. We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers.
Backlog Orders
We produce and stock quantities of inventory at key distribution centers and warehouses throughout North America and to a much lesser degree, certain European markets. The backlog of orders at any given time is affected by various factors, including seasonality, cancellations, sales promotions, production cycle times, and the timing of receipt and shipment of orders, which are usually shipped within a few weeks of order receipt. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of future shipments.

Intellectual Property
We own or have licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to our products, processes, and businesses. These intellectual property rights are important factors for our businesses. We rely on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. As of August 31, 2019, we had approximately 1,500 active United States and foreign patents. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
Seasonality and Cyclicality
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors, we have experienced, and generally expect to experience, our highest sales in the last two quarters of each fiscal year.
Our lighting and building management solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies. Sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material adverse effect on our net sales and operating income. Additionally, tariffs have caused pull forwards of customer orders to avoid price increases.
Employees
As of August 31, 2019, we employed approximately 12,000 associates, of which approximately 4,200 were employed in the United States, approximately 7,200 in Mexico, and approximately 600 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 8,000 persons (including approximately 1,700 in the United States). Union recognition and collective bargaining arrangements covering approximately 6,800 persons will expire within the next fiscal year, primarily due to annual negotiations of union contracts in Mexico. The remaining arrangements will expire after the next fiscal year and relate to approximately 1,200 persons employed within the United States. We believe that we have a good relationship with both our unionized and non-unionized employees.
Information Concerning Acuity Brands
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link within the “Investors” section on our website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the Statement of Responsibilities of Committees of the Board of Directors (the “Board”) and the Statement of Rules and Procedures of Committees of the Board, which contain the charters for our Audit Committee, Compensation Committee, and Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, the Statement of Responsibilities of Committees of the Board, and the Statement of Rules and Procedures of Committees of the Board is available in print to any of our stockholders that request such document by contacting our Investor Relations department.

Item 1a.	Risk Factors
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact our financial position, results of operations, and cash flows and could cause the market price of our common stock to decrease. Such risks include, without limitation:
Risks Related to Our Strategy
General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for our products and services.
We compete based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. Asian imports have also increased competition within the lighting market. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting and building management solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, which in turn may impact demand for our product and service offerings.
Our results may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
We utilize a variety of raw materials and components in our production process including steel, aluminum, lamps, certain rare earth materials, LEDs, LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. We also source certain finished goods externally. Future increases in the costs of these items, including import tariffs, could adversely affect profitability, as there can be no assurance that future price increases will be successfully passed through to customers. We generally source these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations. Disruptions in the supply of those items could negatively impact our performance. Suppliers for certain of those items are our competitors that may, for various strategic reasons, choose to cease selling to us. In addition, our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may cause us to experience significant price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, we are dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
Our results may be adversely affected by our inability to maintain pricing.
Aggressive pricing actions by competitors, including Asian importers and those within the technology and services sectors, may affect our ability to achieve desired revenue growth and profitability levels under our current pricing strategies. We may also decide to lower prices to match the competition or exit unprofitable business. Additionally, we may not be able to increase prices to cover rising costs of components and raw materials. Even if we were able to increase prices to cover costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if component and raw material costs were to decline, the marketplace may not allow us to hold prices at their current levels.

Our inability to effectively introduce new products and solutions could adversely affect our ability to compete.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, our ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot fully predict the ultimate effect of new product introductions on our business. Additionally, new products and solutions may not achieve the same profit margins as expected and as compared to our historic products and solutions.
We may pursue future growth through acquisitions, alliances, or investments, which may not yield anticipated benefits.
We have strengthened our business through acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be in start-up or development stage entities. We will benefit from such activity only to the extent that we can effectively leverage and integrate the assets or capabilities of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect our ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. In addition, such investment transactions may limit our ability to invest in other activities, which could be more profitable or advantageous.
The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of our global business strategies, including but not limited to, the development, marketing and selling of new products and solutions, new product development, the development, marketing, and selling of lighting, building management, and software-based solutions, and effective integration of acquisitions. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in the emerging opportunities of the IoT utilizing our digital lighting and building management systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.
We may experience difficulties in streamlining activities, which could impact shipments to customers, product quality, and the realization of expected savings from streamlining actions.
We expect to benefit from our programs to streamline operations, including the consolidation of certain facilities and the reduction of overhead costs. Such benefits will only be realized to the extent that we can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

Risks Related to Our Operations
Technological developments and increased competition could affect our operating profit margins and sales volume.
We compete in an industry and markets where technology and innovation play major roles in the competitive landscape. We are highly engaged in the investigation, development, and implementation of new technologies and services. Securing employee talent, key partnerships, and alliances, including having access to technologies, services, and solutions developed by others, as well as obtaining appropriate patents and the right to utilize patents of other parties all play a significant role in protecting our freedom to operate. Additionally, the continual development of new technologies by existing and new source suppliers — including non-traditional competitors with significant resources — looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect our ability to sustain operating profit margins and desirable levels of sales volume.
In addition, there have been a growing number of new competitors, from small startup companies to global electronics, Asian, technology, and software companies, which may vertically integrate and begin offering total solution packages that directly compete with our offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage over us by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation systems, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
We may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of sales during the current fiscal year, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by disruptions to our operations.
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, pandemics, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 60% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production or delay opening a facility due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Company operating systems, information systems, or devices may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
We are highly dependent on various software and automated systems to record and process operational and financial transactions. We could experience a failure of one or more of these software and automated systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. We could also experience a compromise of our security due to many reasons, including technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties, including viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, cyber attacks, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet.
We also provide and maintain technology to enable lighting controls systems, building management systems, and business intelligence systems, in many cases though the internet of things (IoT) in certain of our customer offerings. In addition to the risks noted above, there are other risks associated with these customer offerings. For example, a customer may depend on integral information from, or functionality of, our technology to support that customer’s other systems, such that a failure of our technology could impact those systems, including by loss or destruction of data. Likewise, a customer’s failure to properly configure, update, or upgrade its own network and integrations with our technology are outside of our control and could result in a failure in functionality or security of our technology.
Certain of our third-party vendors and we may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, trade secrets, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and other counterparties, lead to claims against us, which may result in the payment of fines, penalties, and costs, and ultimately harm our business. In addition, we may be required to incur significant costs, or regulatory fines, penalties, or intervention, to protect against damage caused by these disruptions or security breaches in the future.
We are also subject to an increasing number of data privacy and security laws and regulations that impose requirements on us and our technology prior to certain use or transfer, storing, use, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The legal and regulatory data privacy framework is evolving and uncertain. For example, the European Court of Justice’s decision in October 2015 to invalidate the Safe Harbor data privacy program between the United States and the European Union, the European Union’s implementation of the General Data Protection Regulation in 2018, the European Union’s pending ePrivacy Regulation, and California’s implementation of its Consumer Privacy Act of 2018 and Connected Device Privacy Act of 2018 (f.k.a. SB-327) all could disrupt our ability to use or transfer data or sell products and solutions because such activities may not be in compliance with applicable law in certain jurisdictions.
System failures, ineffective system implementation or disruptions, failure to comply with data privacy and security laws or regulations, or the compromise of security with respect to internal or external systems or portable electronic devices could damage our systems or infrastructure, subject us to liability claims, or regulatory fines, penalties, or intervention, harm our reputation, interrupt our operations, disrupt customer operations, and adversely affect our internal control over financial reporting, business, financial condition, results of operations, or cash flows.
Changes in our relationship with employees, changes in U.S. or international employment regulations, an inability to attract and retain talented employees, or a loss of key employees could adversely impact the effectiveness of our operations.
We employed approximately 12,000 people as of August 31, 2019, approximately 7,800 of whom are employed in international locations. As such, we have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 67% of our workforce, primarily due to annual negotiations with unions in Mexico. Collective bargaining agreements representing approximately 57% of our workforce will expire within one year. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. An inability to attract and retain such employees could adversely impact our ability to execute key operational functions.

There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including: defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of subcontractors and suppliers. As we expand our service offerings, reliance on the technical infrastructure to provide services to customers will increase. If we fail to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in implementation of services. If we are unable to manage and mitigate these risks, we could incur liabilities and other losses.
We may be subject to risk in connection with third-party relationships necessary to operate our business.
We utilize strategic partners and third-party relationships in order to operate and grow our business. For instance, we utilize third parties to contract manufacture certain products, subcontract installation and commissioning, as well as perform certain selling, distribution, and administrative functions. We cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that we or our end-users will be satisfied. Any future actions of or any failure to act by any third party on which our business relies could cause us to incur losses or interruptions in our operations.
We are subject to risks related to operations and suppliers outside the United States.
We have substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. Our operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both our domestic and international operations, we face risks specifically related to our foreign operations and sourcing activities, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; criminal activities; increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for us.
We source certain components and approximately 11% of our finished goods from China, which are subject to the recently enacted import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We are seeking to mitigate the impact of the tariffs on our profitability, including a variety of activities such as engaging alternative suppliers that produce products and components whose origin is in countries other than China, insourcing the production of certain products, and raising selling prices. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
We operate six manufacturing facilities in Mexico, which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if our Mexican facilities cease to qualify for Maquiladora status or if the Mexican government adopts additional adverse changes to the program, our manufacturing costs in Mexico would increase.
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the North American Free Trade Agreement (“NAFTA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of our sales are subject to NAFTA. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including NAFTA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. We source certain components and approximately 11% of our finished goods from China, which are subject to recently enacted tariffs. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA, or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the US economy or certain sectors thereof and, thus, to adversely impact our business.

The evolution of our products, complexity of our supply chain, and reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable us to fully and accurately comply with such requirements, could subject us to liabilities for past, present, or future periods. Such liabilities could adversely impact our business.
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”) commonly referred to as “Brexit.” As a result of the referendum, the British government has been negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding our business and the business of existing and future customers and suppliers as well as have an impact on our employees based in Europe, which could adversely impact our business. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
We continue to monitor conditions affecting our international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange rates, violations of laws, and higher costs associated with changes in regulation, could adversely impact our business.
Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
The laws and regulations impacting us impose increasingly complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, and working conditions for and compensation of our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
We may develop unexpected legal contingencies or matters that exceed insurance coverage.
We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. We are insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product or professional liability, and cyber liability, including network security and data privacy claims, and are fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable. Our insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate new technologies, such as LED technology, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use of any of our products cause harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
We may not be able to adequately protect our intellectual property and could be the target of intellectual property claims.
We own certain patents, trademarks, copyrights, trade secrets, and other intellectual property. In addition, we continue to file patent applications, when appropriate. We cannot be certain that others have not and will not infringe on our intellectual property rights; however, we seek to establish and protect those rights, which could result in significant legal expenses and adversely affect our financial condition and results of operations.
Over the last several years, we and others in the industry have received an increased number of allegations of patent infringement from competitors and from non-practicing entity patent holders, often coupled with offers to license such patents for our use. Such offers typically relate to various technologies including electronics, power systems, controls, and software, as well as the use of visible light to communicate data, the use of certain wireless networking methods, and the design of specific products. We believe that we do not need or will be able to invalidate or access such patents through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us.
Risks Related to Financial Matters
The market price and trading volume of our shares may be volatile.
The market price of our common shares could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. Since management does not provide guidance, our performance could be different than analyst expectations causing a decline in our stock price. To the extent that other large companies within our industry experience declines in share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against us or otherwise engage in activism, which could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Changes to LIBOR may adversely impact the interest rate paid on some of our loans and consequently, our earnings and cash flows.
The borrowing facilities under our Credit Agreement, including under the Term Loan Facility, currently allow us to incur variable debt that is indexed to the London Inter-Bank Offered Rate (“LIBOR”). Upon maturity in December 2019, we intend to refinance in full our $350 million of Senior Notes outstanding with borrowings under our Term Loan Facility.  We expect that interest on those borrowings, as well as on certain other borrowings under our Credit Agreement, would be based on LIBOR, plus an applicable margin.  On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates.  Although our Credit Agreement provides for application of successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.
Risks related to our defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect our results of operations and the amount of contributions we are required to make to the defined benefit plans in future periods. As our defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles, the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect our results.

Item 1b.	Unresolved Staff Comments
None.

Item 2.	Properties
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories as of August 31, 2019:

Nature of Facilities	Owned	Leased
Manufacturing facilities	13	5
Warehouses	1	3
Distribution centers*	2	7
Offices	5	17
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2019:

	United States	Mexico	Europe	Canada	Total
Owned	6	4	2	1	13
Leased	2	2	—	1	5
Total	8	6	2	2	18
We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

Item 3.	Legal Proceedings
General
We are subject to various legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. We are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints in the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to move to dismiss the Consolidated Complaint and to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on 5 challenged statements to proceed to discovery. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
Environmental Matters
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we invest capital and incur operating costs related to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. We establish reserves for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that reserved due to difficulty in estimating such costs.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 23, 2019, there were 2,004 stockholders of record. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 8, 2020, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
In March 2018, the Board authorized the repurchase of up to six million shares of our common stock. As of August 31, 2019, 1.45 million shares had been purchased under this authorization. The maximum number of shares that may yet be purchased under the program equals 4.55 million shares.
The following table summarizes share repurchase activity by month for the quarter ended August 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
6/1/2019 through 6/30/2019	—	$—	—	4,800,000
7/1/2019 through 7/31/2019	250,000	$131.58	250,000	4,550,000
8/1/2019 through 8/31/2019	—	$—	—	4,550,000
Total	250,000	$131.58	250,000	4,550,000
We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2019, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2014 in stock or index, including reinvestment of dividends.

	Aug-14	Aug-15	Aug-16	Aug-17	Aug-18	Aug-19

Acuity Brands, Inc.	$100	$158	$223	$144	$125	$103
S&P Midcap 400 Index	$100	$100	$112	$126	$151	$142
Dow Jones US Electrical Components & Equipment Index	$100	$90	$103	$128	$150	$135
Dow Jones US Building Materials & Fixtures Index	$100	$115	$143	$150	$159	$177

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data, which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2019. This historical information may not be indicative of our future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended August 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(In millions, except per-share data)
Net sales	$3,672.7	$3,680.1	$3,505.1	$3,291.3	$2,706.7
Net income	330.4	349.6	321.7	290.8	222.1
Basic earnings per share	8.32	8.54	7.46	6.67	5.13
Diluted earnings per share	8.29	8.52	7.43	6.63	5.09
Cash and cash equivalents	461.0	129.1	311.1	413.2	756.8
Total assets	3,172.4	2,988.8	2,899.6	2,948.0	2,407.0
Long-term debt	347.5	356.4	356.5	355.0	352.4
Total debt	356.6	356.8	356.9	355.2	352.4
Stockholders’ equity	1,918.9	1,716.8	1,665.6	1,659.8	1,360.0
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2019 include a) pre-tax special charges of $1.8 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $30.8 million, c) pre-tax share-based payment expense of $29.2 million, d) pre-tax acquisition-related items of $2.5 million, and e) certain manufacturing inefficiencies related to the closure of a facility of $0.9 million, totaling $1.28 per share.

(2)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2018 include a) pre-tax special charges of $5.6 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $28.5 million, c) pre-tax share-based payment expense of $32.3 million, d) pre-tax acquisition-related items of $3.8 million, e) excess inventory related to the closure of a facility of $3.1 million, f) gain on sale of a business of $5.4 million, and g) discrete income tax benefits of the U.S. Tax Cuts and Jobs Act of $34.6 million, totaling $0.32 per share.

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2017 include a) pre-tax special charges of $11.3 million related to streamlining initiatives, b) pre-tax amortization of acquired intangible assets of $28.0 million, c) pre-tax share-based payment expense of $32.0 million, d) gain on sale of investment in unconsolidated affiliate of $7.2 million, and e) manufacturing related inefficiencies directly related to the closure of a facility of $1.6 million, totaling $1.02 per share.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the years ended August 31, 2019, 2018, and 2017. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of August 31, 2019, we employed approximately 12,000 associates and operated 18 manufacturing facilities, nine distribution facilities, and four warehouses to serve our extensive customer base.
We do not consider acquisitions a critical element of our strategy but seek opportunities to expand and enhance our portfolio of solutions, including the following transactions:
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complements our current and dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers and engineers through five niche lighting brands: A-light, Cyclone, Eureka, Luminaire LED and Luminis.
On June 20, 2019, using cash on hand we acquired all of the equity interests of WhiteOptics, LLC (“WhiteOptics”). WhiteOptics is headquartered in New Castle, Delaware and manufactures advanced optical components used to reflect, diffuse, and control light for LED lighting used in commercial and institutional applications.
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
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Strategy
Our strategy is to extend our leadership position in the North American market and certain international markets by delivering superior lighting and building management solutions. Additionally, we plan to continue to expand our software solution offerings, including IoT enabled solutions. As a results-oriented, customer-centric company, management plans to align the unique capabilities and resources of the organization to drive profitable growth through a keen focus on providing comprehensive and differentiated lighting and building management solutions for our customers, driving world-class cost efficiency, and leveraging a culture of operational excellence through continuous improvement.
Throughout fiscal 2019, we believe we made progress towards achieving our strategic objectives, including expanding our access to the market, expanding our addressable market, introducing new lighting and building management solutions, and enhancing our operations to create a stronger, more effective organization. Our strategic objectives were developed in order to meet or exceed the following financial goals during an entire business cycle:

•	Operating profit margin in the mid-teens or higher;

•	Diluted earnings per share growth in excess of 15% per annum;

•	Return on stockholders’ equity of 20% or better per annum;

•	Cash flow from operations, less capital expenditures, that is in excess of net income; and

•	Return on invested capital in excess of our weighted average cost of capital.
To enhance our probability of achieving these financial goals, management will continue to implement programs to enhance our capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing innovative solutions and services more rapidly and cost effectively. In addition, we have invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, we promote a “pay-for-performance” culture that rewards associates for achieving various levels of year-over-year improvement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position ourselves to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals. See the Outlook section below for additional information.
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
In fiscal 2019, we invested $53.0 million in property, plant, and equipment, primarily for new and enhanced information technology capabilities, equipment, tooling, and facility enhancements. We expect to invest approximately 1.7% of net sales in capital expenditures during fiscal 2020.
In March 2018, the Board authorized the repurchase of up to six million shares of our common stock. As of August 31, 2019, 1.45 million shares had been purchased under this authorization, of which 0.7 million were repurchased in fiscal 2019. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled, including our senior unsecured notes maturing in December 2019, which we expect to repay with borrowings available under existing credit arrangements, subject to satisfying the applicable conditions precedent; making required contributions to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support our long-term liquidity needs.
Cash Flow
We use available cash and cash flows from operations as well as borrowings on credit arrangements to fund operations, capital expenditures, and acquisitions, if any; to repurchase Company stock; and to pay dividends.
Our cash position at August 31, 2019 was $461.0 million, an increase of $331.9 million from August 31, 2018. During the year ended August 31, 2019, we generated net cash flows from operating activities of $494.7 million. Cash generated from operating activities, as well as cash on-hand, was used during the current year primarily to repurchase 0.7 million shares of our outstanding common stock for $81.6 million, fund capital expenditures of $53.0 million, pay dividends to stockholders of $20.8 million, and pay withholding taxes on the net settlement of equity awards of $6.0 million.
During fiscal 2019, net cash generated from operating activities increased $143.2 million to $494.7 million compared with $351.5 million in the prior-year period due primarily to lower net working capital requirements. Operating working capital (calculated by adding accounts receivable plus inventories and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased by approximately $57.0 million during fiscal 2019 compared to an increase of $84.7 million during fiscal 2018. Operating working capital decreased primarily due to greater cash collections from customers year over year as well as reductions in current year inventory as a result of our efforts to improve inventory turnover. These improvements were partially offset by the timing of payments for trade payables.
Management believes that investing in assets and programs that will over time increase the overall return on its invested capital is a key factor in driving stockholder value. We invested $53.0 million and $43.6 million in fiscal 2019 and 2018, respectively, in property, plant, and equipment primarily for new and enhanced information technology capabilities, equipment, tooling, and facility enhancements. We expect to invest approximately 1.7% of net sales in capital expenditures during fiscal 2020.
Contractual Obligations
The following table summarizes our contractual obligations at August 31, 2019 (in millions):

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$356.7	$350.3	$4.8	$0.7	$0.9
Interest obligations(2)	95.2	23.6	25.2	20.9	25.5
Operating leases(3)	68.7	16.7	23.4	11.8	16.8
Purchase obligations(4)	357.2	347.2	10.0	—	—
Other liabilities(5)	44.9	1.8	3.2	1.5	38.4
Total	$922.7	$739.6	$66.6	$34.9	$81.6
___________________________

(1)
These amounts, which represent the principal amounts outstanding at August 31, 2019, are included in our Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts primarily represent our expected future interest payments on outstanding debt held at August 31, 2019 and our outstanding loans related to our corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total contractual obligations shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in our Consolidated Statements of Cash Flows.

(3)	Our operating lease obligations are described in the Commitments and Contingencies footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in our Consolidated Balance Sheets and largely represent liabilities for which we are obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including expected return on plan assets, interest rates, and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not we elect to make contributions to the pension plans in excess of those required under Employee Retirement Income Security Act of 1974. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $16.6 million of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

The above table does not include deferred income tax liabilities of approximately $174.4 million as of August 31, 2019. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax and book bases of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Capitalization
Our current capital structure is comprised principally of senior unsecured notes and equity of our stockholders. Total debt outstanding was $356.6 million and $356.8 million at August 31, 2019 and 2018, respectfully, and consisted primarily of fixed-rate obligations. We fully repaid all borrowings under our revolving credit facility during fiscal 2019. Additionally, we repaid $0.4 million under the fixed rate long-term bank loans during fiscal 2019.
On December 8, 2009, ABL issued $350.0 million of senior unsecured notes due in December 2019 (the “Unsecured Notes”) in a private placement transaction. The Unsecured Notes were subsequently exchanged for Securities and Exchange Commission registered notes with substantially identical terms. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value and for a term of ten years. Although the Unsecured Notes will mature within one year from August 31, 2019, we have the ability and intent to refinance these borrowings using availability under our unsecured delayed draw term loan facility (“Term Loan Facility”) as described below, subject to satisfying the applicable conditions precedent. Currently, we plan to refinance the Unsecured Notes in full with borrowings under the Term Loan Facility, of which $341.2 million of the carrying value would be due more than one year from the anticipated refinancing date. As such, this amount is reflected within Long-term debt on the Consolidated Balance Sheets as of August 31, 2019. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. On August 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility and no borrowings under the Term Loan Facility. We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2019. At August 31, 2019, we had additional borrowing capacity under the Credit Agreement of $796.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of August 31, 2019, we had outstanding letters of credit totaling $8.0 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, including $3.8 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During fiscal 2019, our consolidated stockholders’ equity increased $202.1 million to $1.92 billion at August 31, 2019 from $1.72 billion at August 31, 2018. The increase was due primarily to net income earned in the period, partially offset by share repurchases, pension plan adjustments, dividend payments, adjustments related to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), shares withheld for employee taxes on vested restricted stock grants, and foreign currency translation adjustments. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 15.7% and 17.2% at August 31, 2019 and 2018, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (5.8)% and 11.7% at August 31, 2019 and 2018, respectively.
Dividends
We paid dividends on our common stock of $20.8 million ($0.52 per share) in fiscal 2019 and $21.4 million ($0.52 per share) in fiscal 2018, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Fiscal 2019 Compared with Fiscal 2018
The following table sets forth information comparing the components of net income for the year ended August 31, 2019 with the year ended August 31, 2018 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2019	2018	(Decrease)		Change
Net sales	$3,672.7	$3,680.1	$(7.4)		(0.2)%
Cost of products sold	2,193.0	2,194.7	(1.7)		(0.1)%
Gross profit	1,479.7	1,485.4	(5.7)		(0.4)%
Percent of net sales	40.3%	40.4%	(10)	bps
Selling, distribution, and administrative expenses	1,015.0	1,019.0	(4.0)		(0.4)%
Special charges	1.8	5.6	(3.8)		NM
Operating profit	462.9	460.8	2.1		0.5%
Percent of net sales	12.6%	12.5%	10	bps
Other expense:
Interest expense, net	33.3	33.5	(0.2)		(0.6)%
Miscellaneous expense, net	4.7	1.4	3.3		NM
Total other expense	38.0	34.9	3.1		8.9%
Income before income taxes	424.9	425.9	(1.0)		(0.2)%
Percent of net sales	11.6%	11.6%	—	bps
Income tax expense	94.5	76.3	18.2		23.9%
Effective tax rate	22.2%	17.9%
Net income	$330.4	$349.6	$(19.2)		(5.5)%
Diluted earnings per share	$8.29	$8.52	$(0.23)		(2.7)%
NM - not meaningful
Net sales decreased $7.4 million, or 0.2%, to $3.67 billion for the year ended August 31, 2019 compared with $3.68 billion reported for the year ended August 31, 2018. For the year ended August 31, 2019, we reported net income of $330.4 million compared with $349.6 million for the year ended August 31, 2018, a decrease of $19.2 million, or 5.5%. For fiscal 2019, diluted earnings per share decreased 2.7% to $8.29 from $8.52 for the prior-year period.
Fiscal 2019 results were impacted by the adoption of ASC 606, which resulted in a decrease to revenues, gross profit, and operating profit of $8.9 million, $4.8 million, and $5.2 million, respectively, during the year ended August 31, 2019. Additionally, fiscal 2018 results were retrospectively adjusted to reflect the impact of adopting Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). Upon adoption of ASU 2017-07, our previously reported operating profit and other expense both increased $6.2 million for the year ended August 31, 2018. The provisions of ASU 2017-07 had no impact to our previously reported net income or earnings per share. See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for further details.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies and excess inventory adjustments related to the closure of a facility, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, a gain associated with the sale of our former Spanish lighting business, and certain discrete income tax benefits of the Tax Cuts and Jobs Act (“TCJA”). Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these items during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2019	2018
Gross profit	$1,479.7	$1,485.4
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	1.2	1.7
Add-back: Excess inventory (3)	—	3.1
Adjusted gross profit	$1,481.8	$1,490.2	$(8.4)	(0.6)%
Percent of net sales	40.3%	40.5%	(20)	bps

Selling, distribution, and administrative expenses	$1,015.0	$1,019.0
Less: Amortization of acquired intangible assets	(30.8)	(28.5)
Less: Share-based payment expense	(29.2)	(32.3)
Less: Acquisition-related items (2)	(1.3)	(2.1)
Adjusted selling, distribution, and administrative expenses	$953.7	$956.1	$(2.4)	(0.3)%
Percent of net sales	26.0%	26.0%	—	bps

Operating profit	$462.9	$460.8
Add-back: Amortization of acquired intangible assets	30.8	28.5
Add-back: Share-based payment expense	29.2	32.3
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	2.5	3.8
Add-back: Excess inventory (3)	—	3.1
Add-back: Special charges	1.8	5.6
Adjusted operating profit	$528.1	$534.1	$(6.0)	(1.1)%
Percent of net sales	14.4%	14.5%	(10)	bps

Other expense	$38.0	$34.9
Add-back: Gain on sale of business	—	5.4
Adjusted other expense	$38.0	$40.3	$(2.3)	(5.7)%

Net income	$330.4	$349.6
Add-back: Amortization of acquired intangible assets	30.8	28.5
Add-back: Share-based payment expense	29.2	32.3
Add-back: Manufacturing inefficiencies (1)	0.9	—
Add-back: Acquisition-related items (2)	2.5	3.8
Add-back: Excess inventory (3)	—	3.1
Add-back: Special charges	1.8	5.6
Less: Gain on sale of business	—	(5.4)
Total pre-tax adjustments to net income	65.2	67.9
Income tax effect	(14.2)	(20.0)
Less: Discrete income tax benefits of the TCJA (4)	—	(34.6)
Adjusted net income	$381.4	$362.9	$18.5	5.1%

Diluted earnings per share	$8.29	$8.52
Adjusted diluted earnings per share	$9.57	$8.84	$0.73	8.3%
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

Net Sales
Net sales for the year ended August 31, 2019 decreased by 0.2% compared with the prior-year period as a 1% decline in sales volumes was offset by favorable changes in product prices and mix of products sold (“price/mix”). The volume decline was a result of several factors, which included prior year’s significant initial stocking of product in the stores of a new customer in the retail sales channel that did not repeat in the current period; the elimination of certain products in our portfolio sold primarily through the retail sales channel that did not meet our return objectives; and softer market conditions. The favorable change in price/mix was due to changes in sales channel mix and implemented price increases, which were partially offset by changes in the mix of product sold. The combined negative impact of changes in foreign currencies, the adoption of ASC 606, and acquisitions net of divestitures was de minimis. Due to the changing dynamics of our product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2019 decreased $5.7 million, or 0.4%, to $1.48 billion compared with $1.49 billion for the prior year. Gross profit margin decreased to 40.3% for the year ended August 31, 2019 compared with 40.4% for the year ended August 31, 2018. The decline in gross profit margin was due primarily to a shift in sales among key customers within the retail channel, tariff costs, and the under-absorption of manufacturing costs as a result of inventory reduction efforts, partially offset by inter-channel mix, price increases, and favorable materials and inbound freight costs. Adjusted gross profit for fiscal 2019 decreased $8.4 million, or 0.6%, to $1.48 billion compared with $1.49 billion for the prior year. Adjusted gross profit margin decreased 20 basis points to 40.3% compared to 40.5% in the prior year.
Operating Profit
SD&A expenses of $1.02 billion for the year ended August 31, 2019 decreased $4.0 million, or 0.4%. The decrease in SD&A expenses was primarily due to lower outbound freight charges, which was partially due to the customer shift within the retail sales channel, as well as lower employee-related costs, partially offset by expenses associated with acquired businesses. Compared with the prior-year period, SD&A expenses as a percent of net sales decreased 10 basis points to 27.6% for fiscal 2019 from 27.7% in fiscal 2018. Adjusted SD&A expenses were $953.7 million, or 26.0% of net sales, in fiscal 2019 compared to $956.1 million, or 26.0% of net sales, in the year-ago period.
During the year ended August 31, 2019, we recognized pre-tax special charges of $1.8 million compared with pre-tax special charges of $5.6 million recorded during the year ended August 31, 2018. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2019 was $462.9 million compared with $460.8 million reported for the prior-year period, an increase of $2.1 million, or 0.5%. Operating profit margin increased 10 basis points to 12.6% for fiscal 2019 compared with 12.5% for fiscal 2018. The increase in operating profit was due to a decrease in SD&A expenses and a lower net special charge, partially offset by lower gross profit.
Adjusted operating profit decreased $6.0 million, or 1.1%, to $528.1 million compared with $534.1 million for fiscal 2018. Adjusted operating profit margin was 14.4% and 14.5% for fiscal 2019 and 2018, respectively.
Other Expense
Other expense consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $33.3 million and $33.5 million for the years ended August 31, 2019 and 2018, respectively. We reported net miscellaneous expense of $4.7 million in fiscal 2019 compared with $1.4 million in fiscal 2018. Net miscellaneous expense for fiscal 2018 included a gain of $5.4 million associated with the sale of our former Spanish lighting business.
Income Taxes and Net Income
Our effective income tax rate was 22.2% and 17.9% for the years ended August 31, 2019 and 2018, respectively. The effective income tax rate for the year ended August 31, 2018 was significantly impacted by the provisions of the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements. We estimate that our effective tax rate for fiscal 2020 will be approximately 23% before any discrete items, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.

Net income for fiscal 2019 decreased $19.2 million, or 5.5%, to $330.4 million from $349.6 million reported for the prior year. The decrease in net income resulted primarily from a one-time tax benefit for income taxes related to the TCJA recorded in 2018 that did not recur in the current fiscal year. Adjusted net income for fiscal 2019 increased 5.1% to $381.4 million compared with $362.9 million in the year-ago period. Diluted earnings per share for fiscal 2019 was $8.29 compared with $8.52 for the prior-year period, which represented a decrease of $0.23 or 2.7%. Adjusted diluted earnings per share for fiscal 2019 was $9.57 compared with $8.84 for the prior-year period, which represented an increase of $0.73, or 8.3%.
Fiscal 2018 Compared with Fiscal 2017
The following table sets forth information comparing the components of net income for the year ended August 31, 2018 with the year ended August 31, 2017 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2018	2017	(Decrease)		Change
Net sales	$3,680.1	$3,505.1	$175.0		5.0%
Cost of products sold	2,194.7	2,024.0	170.7		8.4%
Gross profit	1,485.4	1,481.1	4.3		0.3%
Percent of net sales	40.4%	42.3%	(190)	bps
Selling, distribution, and administrative expenses	1,019.0	942.3	76.7		8.1%
Special charges	5.6	11.3	(5.7)		NM
Operating profit	460.8	527.5	(66.7)		(12.6)%
Percent of net sales	12.5%	15.0%	(250)	bps
Other expense:
Interest expense, net	33.5	32.5	1.0		3.1%
Miscellaneous expense, net	1.4	2.4	(1.0)		NM
Total other expense	34.9	34.9	—		—%
Income before income taxes	425.9	492.6	(66.7)		(13.5)%
Percent of net sales	11.6%	14.1%	(250)	bps
Income tax expense	76.3	170.9	(94.6)		(55.4)%
Effective tax rate	17.9%	34.7%
Net income	$349.6	$321.7	$27.9		8.7%
Diluted earnings per share	$8.52	$7.43	$1.09		14.7%
NM - not meaningful
Net sales increased $175.0 million, or 5.0%, to $3.68 billion for the year ended August 31, 2018 compared with $3.51 billion reported for the year ended August 31, 2017. For the year ended August 31, 2018, we reported net income of $349.6 million compared with $321.7 million for the year ended August 31, 2017, an increase of $27.9 million, or 8.7%. For fiscal 2018, diluted earnings per share increased 14.7% to $8.52 from $7.43 for the prior-year period.
Fiscal 2018 and fiscal 2017 results were retrospectively adjusted to reflect the impact of adopting ASU 2017-07. Upon adoption of ASU 2017-07, our previously reported operating profit and other expense both increased $6.2 million for the year ended August 31, 2018 and $8.7 million for the year ended August 31, 2017. The provisions of ASU 2017-07 had no impact to our previously reported net income or earnings per share. See New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for further details.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies and excess inventory adjustments related to the closure of a facility, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, a gain associated with the sale of our former Spanish lighting business, a gain on the sale of an investment in an unconsolidated affiliate, and certain discrete income tax benefits of the TCJA.

(In millions, except per share data)	Year Ended August 31,		Increase (Decrease)	Percent Change
	2018	2017
Gross profit	$1,485.4	$1,481.1
Add-back: Acquisition-related items (1)	1.7	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Adjusted gross profit	$1,490.2	$1,482.7	$7.5	0.5%
Percent of net sales	40.5%	42.3%	(180)	bps

Selling, distribution, and administrative expenses	$1,019.0	$942.3
Less: Amortization of acquired intangible assets	(28.5)	(28.0)
Less: Share-based payment expense	(32.3)	(32.0)
Less: Acquisition-related items (1)	(2.1)	—
Adjusted selling, distribution, and administrative expenses	$956.1	$882.3	$73.8	8.4%
Percent of net sales	26.0%	25.2%	80	bps

Operating profit	$460.8	$527.5
Add-back: Amortization of acquired intangible assets	28.5	28.0
Add-back: Share-based payment expense	32.3	32.0
Add-back: Acquisition-related items (1)	3.8	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charges	5.6	11.3
Adjusted operating profit	$534.1	$600.4	$(66.3)	(11.0)%
Percent of net sales	14.5%	17.1%	(260)	bps

Other expense	$34.9	$34.9
Add-back: Gain on sale of investment in unconsolidated affiliate	—	7.2
Add-back: Gain on sale of business	5.4	—
Adjusted other expense	$40.3	$42.1	$(1.8)	(4.3)%

Net income	$349.6	$321.7
Add-back: Amortization of acquired intangible assets	28.5	28.0
Add-back: Share-based payment expense	32.3	32.0
Add-back: Acquisition-related items (1)	3.8	—
Add-back: Manufacturing inefficiencies (2)	—	1.6
Add-back: Excess inventory (3)	3.1	—
Add-back: Special charges	5.6	11.3
Less: Gain on sale of investment in unconsolidated affiliate	—	(7.2)
Less: Gain on sale of business	(5.4)	—
Total pre-tax adjustments to net income	67.9	65.7
Income tax effect	(20.0)	(21.5)
Less: Discrete income tax benefits of the TCJA (4)	(34.6)	—
Adjusted net income	$362.9	$365.9	$(3.0)	(0.8)%

Diluted earnings per share	$8.52	$7.43
Adjusted diluted earnings per share	$8.84	$8.45	$0.39	4.6%
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

Net Sales
Net sales for the year ended August 31, 2018 increased by 5.0% compared with the prior-year period due primarily to an increase in sales volumes of approximately 7% and an approximately 1% favorable impact of acquired revenues from acquisitions, partially offset by the impact of an unfavorable change in price/mix of approximately 3%. The increase in volumes was due primarily to greater shipments of Atrius-based luminaires to customers in certain key vertical applications and higher shipments within the home center channel. The net unfavorable price/mix was primarily due to lower pricing on certain luminaires as a result of increased competition in portions of the market for more basic, lesser-featured products; changes in product mix reflecting the substitution of certain products with less costly form factors resulting in lower price points; and changes in sales channel mix, which reflected fewer large commercial projects that generally include higher priced solutions. Due to the changing dynamics of our product portfolio, including the increase of integrated lighting and building management solutions, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2018 increased $4.3 million, or 0.3%, to $1.49 billion compared with $1.48 billion for the prior year. Gross profit margin decreased to 40.4% for the year ended August 31, 2018 compared with 42.3% for the year ended August 31, 2017. Gross profit margin was lower than the prior-year period primarily due to unfavorable price/mix; higher material, component, and freight costs; increased wages; and additional reserves for excess inventory related to the closure of a facility. These declines were partially offset by higher sales volumes, productivity improvements, and gross profit attributable to acquisitions. Adjusted gross profit for fiscal 2018 increased $7.5 million, or 0.5%, to $1.49 billion compared with $1.48 billion for the prior year. Adjusted gross profit margin decreased 180 basis points to 40.5% compared to 42.3% in the prior year.
Operating Profit
SD&A expenses for the year ended August 31, 2018 increased $76.7 million, or 8.1%, to $1.02 billion compared with $942.3 million in the prior year. The increase in SD&A expenses was primarily due to higher employee related costs, including additional headcount from acquisitions, increased freight charges and commissions to support greater sales volume, higher professional fees related to acquisitions, and to a lesser degree, certain other operating expenses. Compared with the prior-year period, SD&A expenses as a percent of net sales increased 80 basis points to 27.7% for fiscal 2018 from 26.9% in fiscal 2017. Adjusted SD&A expenses were $956.1 million, or 26.0% of net sales, in fiscal 2018 compared to $882.3 million, or 25.2% of net sales, in the year-ago period.
During the year ended August 31, 2018, we recognized pre-tax special charges of $5.6 million compared with pre-tax net special charges of $11.3 million recorded during the year ended August 31, 2017. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2018 was $460.8 million compared with $527.5 million reported for the prior-year period, a decrease of $66.7 million, or 12.6%. Operating profit margin decreased 250 basis points to 12.5% for fiscal 2018 compared with 15.0% for fiscal 2017. The decrease in operating profit was due primarily to the impact of price/mix on gross profit as well as higher SD&A expenses, partially offset by higher sales volumes and lower net special charges.
Adjusted operating profit decreased $66.3 million, or 11.0%, to $534.1 million compared with $600.4 million for fiscal 2017. Adjusted operating profit margin was 14.5% and 17.1% for fiscal 2018 and 2017, respectively.
Other Expense
Other expense consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $33.5 million and $32.5 million for the years ended August 31, 2018 and 2017, respectively. We reported net miscellaneous expense of $1.4 million in fiscal 2018 compared with $2.4 million in fiscal 2017. Net miscellaneous expense included a gain of $5.4 million associated with the sale of our former Spanish lighting business and a gain of $7.2 million associated with the sale of an investment in an unconsolidated affiliate for fiscal 2018 and 2017, respectively.

Income Taxes and Net Income
Our effective income tax rate was 17.9% and 34.7% for the years ended August 31, 2018 and 2017, respectively. The effective income tax rate for the year ended August 31, 2018 was significantly impacted by the provisions of the TCJA, which was enacted during the second quarter of fiscal 2018. Further details regarding the TCJA are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2018 increased $27.9 million, or 8.7%, to $349.6 million from $321.7 million reported for the prior year. The increase in net income resulted primarily from the benefit recognized related to the TCJA, partially offset by a decrease in operating profit. Adjusted net income for fiscal 2018 decreased 0.8% to $362.9 million compared with $365.9 million in the year-ago period. Diluted earnings per share for fiscal 2018 was $8.52 compared with $7.43 for the prior-year period, which represented an increase of $1.09 or 14.7%. Adjusted diluted earnings per share for fiscal 2018 was $8.84 compared with $8.45 for the prior-year period, which represented an increase of $0.39, or 4.6%.

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
We remain cautious about overall market conditions within the lighting industry for fiscal 2020 primarily due to continued economic uncertainties caused by global trade issues, including tariffs. We expect market demand for lighting products to remain sluggish until there is more clarity regarding these global trade issues. Additionally, we expect that labor shortages in certain markets will continue to dampen growth rates for both the construction and lighting markets. Nonetheless, our focus for fiscal 2020 will be to drive top-line growth through market share gains and enhance margins, while implementing appropriate cost containment measures as necessitated by market demand.
Management estimates a fiscal 2020 annual tax rate of approximately 23% before any discrete items, assuming the tax rates in the Company’s taxing jurisdictions remain generally consistent throughout the year. Additionally, management expects fiscal 2020 capital expenditures will approximate 1.7% of net sales.
We believe our fiscal 2020 first quarter net sales could be down in the mid-to-high single-digit percentage range compared with first quarter of fiscal 2019 primarily due to the pull forward of orders by certain customers in advance of announced price increases in the prior-year period as well as our recent efforts to reduce our exposure to products whose profitability has been most negatively impacted by tariffs and are sold primarily through the retail sales channel. The decline in net sales should be partially mitigated by the recently acquired TLG. While we believe prior year’s pull forward of orders contributed significantly to first quarter of fiscal 2019 net sales growth rate of 11%, we are unable to specifically quantify its impact. Therefore, it is not possible to precisely know how this will impact this year’s first quarter results compared with the year-ago period.
We expect to continue to outperform the growth rates of the key markets that we serve in future periods, subject to quarterly volatility and excluding our actions to prune less profitable portions of our product portfolio, by continuing to execute our various strategies. These strategies focus on growth opportunities for new construction and renovation projects, expansion into underpenetrated geographies and channels, and growth from the continued introduction of new lighting and building management solutions as part of our integrated, tiered solutions strategy, including leveraging our unique, technology driven solutions portfolio, including IoT enabled solutions, to capture market share in the nascent, but rapidly growing, market for data capture, analytics, and other services, assisting in transforming buildings and campuses from cost centers to strategic assets.
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
Starting in calendar 2018, the U.S. federal government began imposing tariffs on certain Chinese imports and threatened to impose tariffs on all products imported from Mexico. We produce a meaningful percentage of our products in Mexico. Certain components used in our products as well as source certain finished products from China that are impacted by the recently imposed Chinese tariffs. Our efforts to mitigate the impact of these added costs include a variety of activities, such as finding alternative suppliers, producing components and finished goods in countries other than China, in-

sourcing the production of certain products, and raising prices. We believe that our mitigation activities, including recently announced price increases once fully enacted, will assist to offset the added costs. Future U.S. policy changes that may be implemented, including additional tariffs, could have a positive or negative consequence on our financial performance depending on how the changes influence many factors, including business and consumer sentiment.
We expect to refinance our $350 million public notes maturing in December 2019 through borrowings under our Term Loan, which we would expect to have a meaningfully lower interest rate. Our borrowing capacity additionally provides us with the resources to support our growth opportunities, including acquisitions, and accommodate the current stock repurchase program, of which 4.55 million shares remain available for repurchase as of August 31, 2019. The extent and timing of actual stock repurchases will be subject to various factors, including stock price, company performance, expected future market conditions, and other possible uses of cash, including acquisitions. We may increase our leverage to accommodate the stock repurchase program.
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
Accounting Standards Adopted in Fiscal 2019 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other reserves; retirement benefits; and litigation. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with our Audit Committee of the Board of Directors. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies.
We believe the following represent our critical accounting estimates:
Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. In the period of revenue recognition, provisions for certain rebates, sales incentives, product returns, and discounts to customers are estimated and recorded, in most instances, as a reduction of revenue. We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. Generally, these items are estimated based on customer agreements, historical trends, and expected demand. For sales with multiple deliverables, significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally estimated using a cost plus margin valuation when no observable input is available.
Actual results could differ from estimates, which would require adjustments to accrued amounts. Please refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information regarding estimates related to revenue recognition.

Inventories
Inventories include materials, direct labor, in-bound freight, and related manufacturing overhead and are stated at the lower of cost (on a first-in, first-out or average-cost basis) and net realizable value. We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.
Goodwill and Indefinite-Lived Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill or indefinite-lived asset is below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss for goodwill or an indefinite-lived intangible asset would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
Although we currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates or theoretical royalty rates used could cause these assets to be deemed impaired. If this were to occur, we would be required to record a non-cash charge to earnings for the write-down in the value of such assets, which could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
Our business is comprised of one reporting unit with a goodwill balance of $967.3 million as of August 31, 2019. During fiscal 2019, we utilized a qualitative assessment of the fair value of goodwill as of June 1, 2019. To perform this assessment, we identified and analyzed macroeconomic conditions, industry and market conditions, and company-specific factors. Additionally, factors that would have the greatest impact on the fair value of the organization were compared to those used in the most recent quantitative impairment test, which was performed as of June 1, 2017, to identify potentially significant variances to the reasonableness of the assumptions. Taking into consideration these factors, we estimated the potential change in the fair value of goodwill compared with our most recent quantitative impairment test. As a result of the analysis performed, management believes the estimated fair value of the reporting unit continues to exceed its carrying value by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of eight trade names with an aggregate carrying value of approximately $141.3 million. We utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with U.S. GAAP. Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flow is our current estimate of the fair value of the trade names. This fair value model requires us to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in our addressable market, and general economic factors, such as credit availability and interest rates. The long-term growth rate used in determining terminal value is estimated at 3% and is based primarily on our understanding of projections for expected long-term growth within our addressable market and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, we may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. We utilized a range of estimated discount rates between 9% and 14% as of June 1, 2019, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2019, we performed an evaluation of the fair values of our indefinite-lived trade names. Our expected revenues are based on our fiscal 2020 expectations and recent lighting, controls, and building management solutions market growth estimates for fiscal 2020 through 2024. We also included revenue growth estimates based on current initiatives expected to help improve performance. During fiscal 2019, estimated theoretical royalty rates ranged between 1% and 4%. Based on the results of the indefinite-lived intangible asset analyses, we concluded that our indefinite-lived trade names are fairly stated; therefore, no impairment charges were recorded for fiscal 2019. Any reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to our financial condition or results of operations.
Definite-Lived Intangible Assets
We evaluate the remaining useful lives of our definite-lived intangible assets on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would warrant a revision to the remaining period of amortization. For each reporting period we consider whether an event occurred or circumstances changed that would more likely than not indicate that the fair value of the definite-lived asset is below its carrying value. We recorded no impairment charges for our definite-lived intangible assets during fiscal 2019 or 2018.
Self-Insurance
We self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. The actuarial estimates are subject to uncertainty from various sources including, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions, among others. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement.
We are also self-insured for the majority of our medical benefit plans up to certain limits. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of our lag factor is evaluated and revised, if necessary, annually. Although we believe that the current estimates are reasonable, significant differences related to claim reporting patterns, plan design, legislation, and general economic conditions could materially affect our medical benefit plan liabilities, future expense, and cash flow.
Retirement Benefits
We sponsor domestic and international defined benefit pension plans, defined contribution plans, and other postretirement plans. Assumptions are used to determine the estimated fair value of plan assets, the actuarial value of plan liabilities, and the current and projected costs for these employee benefit plans and include, among other factors, estimated discount rates, expected returns on the pension fund assets, estimated mortality rates, the rates of increase in employee compensation levels, and, for one international plan, retroactive inflationary adjustments. These assumptions are determined based on organizational and market data and are evaluated annually as of the plans’ measurement date. See the Pensions and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further information on our plans, including the potential impact of changes to certain of these assumptions.
Share-based Payment Expense
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. We account for stock options, restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (both of which are discussed further in the Share-based Payments footnote of the Notes to

Consolidated Financial Statements) based on the grant-date fair value estimated under the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards and estimate forfeitures of all share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Significant Accounting Policies and Share-based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years. We record an allowance for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. We are fully self-insured for product warranty costs. Historical warranty costs have been within expectations. We expect that historical activity will continue to be the best indicator of future warranty costs. There can be no assurance that future warranty costs will not exceed historical amounts. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. If actual future warranty or recall costs exceed recorded amounts, additional allowances may be required, which could have a material adverse impact on our results of operations and cash flow.
We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for service-type warranties as distinct performance obligations and recognize revenue for these contracts ratably over the life of the additional warranty period. Claims related to service-type warranties are expensed as incurred.
Litigation
We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on our results of operations and cash flow.
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expect,” “believe,” “intend,” “anticipate,” and similar terms that relate to future events, performance, or results of the organization. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends, including our intent and ability to refinance our senior unsecured notes; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable markets; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) estimate of our fiscal 2020 tax rates, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (i) our expectations related to mitigating efforts around recently imposed tariffs; (j) our expectations about the resolution of trade compliance, securities class action, patent litigation, and/or other legal matters; and (k) the impacts of new accounting pronouncements. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the organization and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors that have affected us as a company. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.
The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies, or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
General
We are exposed to worldwide market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows due primarily to changing interest and foreign exchange rates as well as volatility in commodity prices. The following discussion provides additional information regarding the market risks.
Interest Rates
Interest rate fluctuations expose the variable-rate debt of the organization to changes in interest expense and cash flows. At August 31, 2019, the variable-rate debt was solely comprised of our $4.0 million long-term industrial revenue bond. We had no borrowings outstanding under the Revolving Credit Facility as of August 31, 2019. A 10% increase in market interest rates at August 31, 2019, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to our fixed-rate debt, which includes the $350.0 million publicly-traded fixed-rate notes. A 10% increase in market interest rates at August 31, 2019 would have decreased the estimated fair value of these debt obligations by approximately $0.4 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2019 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $12 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $15 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $13 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $16 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
Our exposure to foreign currency risk related to our operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices
We utilize a variety of raw materials and components in our production processes including petroleum-based products, steel, and aluminum. In fiscal 2019, we purchased approximately 90,000 tons of steel and aluminum. We estimate that approximately 7% of raw materials purchased are petroleum-based and that approximately six million gallons of diesel fuel were consumed in fiscal 2019. Failure to effectively manage future increases in the costs of these items could have an adverse impact on our results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2019, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 29, 2019 is included within this Form 10-K.

/s/ VERNON J. NAGEL	/s/ KAREN J. HOLCOM
Vernon J. Nagel Chairman and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2019 and 2018, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 29, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Indefinite-Lived Trade Names

Description of the Matter
At August 31, 2019, the Company’s indefinite-lived intangible assets consisted of eight trade names with an aggregate carrying value of approximately $141.3 million. As explained in Note 2 to the consolidated financial statements, the Company tests indefinite-lived trade names for impairment on an annual basis or more frequently as facts and circumstances change. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.
Auditing the Company’s impairment tests for indefinite-lived trade names was especially complex due to the judgmental nature of the significant assumptions used in the determination of estimated fair values for trade names. The Company estimates the fair values of trade names using a fair value model based on discounted future cash flows. Significant assumptions used to estimate the value of the trade names included estimated future net sales (including short- and long-term growth rates), discount rates and royalty rates, all of which are forward-looking and could be affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment process. This included testing controls over management’s review of the discounted cash flow model, including the significant assumptions described above.
To test the fair values of the Company’s indefinite-lived trade names, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow model, the completeness and accuracy of the underlying data and the significant assumptions described above. We compared the significant assumptions to current industry, market and economic trends, the Company’s historical results and other relevant factors. We involved our valuation specialists to assist in evaluating the Company’s discount rates and royalty rates. In addition, we considered the accuracy of the Company’s historical projections of net sales compared to actual net sales. We also performed a sensitivity analysis to evaluate the potential change in the fair values of the trade names resulting from changes in the significant assumptions.

/s/  Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Atlanta, Georgia
October 29, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2019 and 2018, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2019, and the related notes and our report dated October 29, 2019 expressed an unqualified opinion thereon.
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
/s/  Ernst & Young LLP
Atlanta, Georgia
October 29, 2019

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$461.0	$129.1
Accounts receivable, less reserve for doubtful accounts of $1.0 and $1.3, respectively	561.0	637.9
Inventories	340.8	411.8
Prepayments and other current assets	79.0	32.3
Total current assets	1,441.8	1,211.1
Property, plant, and equipment, at cost:
Land	22.6	22.9
Buildings and leasehold improvements	190.7	189.1
Machinery and equipment	544.4	516.6
Total property, plant, and equipment	757.7	728.6
Less — Accumulated depreciation and amortization	(480.4)	(441.9)
Property, plant, and equipment, net	277.3	286.7
Goodwill	967.3	970.6
Intangible assets, net	466.0	498.7
Deferred income taxes	2.3	2.9
Other long-term assets	17.7	18.8
Total assets	$3,172.4	$2,988.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338.8	$451.1
Current maturities of long-term debt	9.1	0.4
Accrued compensation	73.2	67.0
Other accrued liabilities	175.0	164.2
Total current liabilities	596.1	682.7
Long-term debt	347.5	356.4
Accrued pension liabilities	99.7	64.6
Deferred income taxes	92.7	92.5
Self-insurance reserves	6.8	7.9
Other long-term liabilities	110.7	67.9
Total liabilities	1,253.5	1,272.0
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,778,155 and 53,667,327 issued, respectively	0.5	0.5
Paid-in capital	930.0	906.3
Retained earnings	2,295.8	1,999.2
Accumulated other comprehensive loss	(151.4)	(114.8)
Treasury stock, at cost — 14,325,197 and 13,676,689 shares, respectively	(1,156.0)	(1,074.4)
Total stockholders’ equity	1,918.9	1,716.8
Total liabilities and stockholders’ equity	$3,172.4	$2,988.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2019	2018	2017
Net sales	$3,672.7	$3,680.1	$3,505.1
Cost of products sold	2,193.0	2,194.7	2,024.0
Gross profit	1,479.7	1,485.4	1,481.1
Selling, distribution, and administrative expenses	1,015.0	1,019.0	942.3
Special charges	1.8	5.6	11.3
Operating profit	462.9	460.8	527.5
Other expense:
Interest expense, net	33.3	33.5	32.5
Miscellaneous expense, net	4.7	1.4	2.4
Total other expense	38.0	34.9	34.9
Income before income taxes	424.9	425.9	492.6
Income tax expense	94.5	76.3	170.9
Net income	$330.4	$349.6	$321.7

Earnings per share:
Basic earnings per share	$8.32	$8.54	$7.46
Basic weighted average number of shares outstanding	39.7	40.9	43.1
Diluted earnings per share	$8.29	$8.52	$7.43
Diluted weighted average number of shares outstanding	39.8	41.0	43.3
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$330.4	$349.6	$321.7
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.5)	(25.2)	19.0
Defined benefit plans, net of tax	(25.1)	21.2	20.7
Other comprehensive (loss) income items, net of tax	(36.6)	(4.0)	39.7
Comprehensive income	$293.8	$345.6	$361.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended August 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$330.4	$349.6	$321.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	88.3	80.3	74.6
Share-based payment expense	29.2	32.3	32.0
Loss on the sale or disposal of property, plant, and equipment	0.9	0.6	0.3
Deferred income taxes	9.3	(38.2)	(7.7)
Gain on sale of business	—	(5.4)	—
Gain on sale of investment in unconsolidated affiliate	—	—	(7.2)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	97.7	(62.8)	2.7
Inventories	70.8	(74.4)	(32.4)
Prepayments and other current assets	(34.0)	0.7	6.0
Accounts payable	(111.5)	52.5	(4.6)
Other current liabilities	(11.9)	19.1	(63.5)
Other	25.5	(2.8)	14.7
Net cash provided by operating activities	494.7	351.5	336.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(53.0)	(43.6)	(67.3)
Proceeds from sale of property, plant, and equipment	—	—	5.5
Acquisition of businesses, net of cash acquired	(2.9)	(163.2)	—
Proceeds from sale of business	—	1.1	—
Proceeds from sale of investment in unconsolidated affiliate	—	—	13.2
Other investing activities	2.9	1.7	(0.2)
Net cash used for investing activities	(53.0)	(204.0)	(48.8)
Cash flows from financing activities:
Borrowings on credit facility	86.5	395.4	—
Repayments of borrowings on credit facility	(86.5)	(395.4)	—
(Repayments) issuances of long-term debt	(0.4)	(0.4)	1.0
Repurchases of common stock	(81.6)	(298.4)	(357.9)
Proceeds from stock option exercises and other	0.6	1.7	3.0
Payments of taxes withheld on net settlement of equity awards	(6.0)	(8.2)	(15.2)
Dividends paid	(20.8)	(21.4)	(22.7)
Net cash used for financing activities	(108.2)	(326.7)	(391.8)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.8)	1.9
Net change in cash and cash equivalents	331.9	(182.0)	(102.1)
Cash and cash equivalents at beginning of year	129.1	311.1	413.2
Cash and cash equivalents at end of year	$461.0	$129.1	$311.1
Supplemental cash flow information:
Income taxes paid during the period	$92.9	$126.6	$173.6
Interest paid during the period	$35.6	$36.7	$33.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2016	43.7	$0.5	$856.4	$1,360.9	$(139.4)	$(418.6)	$1,659.8
Net income	—	—	—	321.7	—	—	321.7
Other comprehensive income	—	—	—	—	39.7	—	39.7
Amortization, issuance, and cancellations of restricted stock grants	0.1	—	16.4	—	—	0.4	16.8
Employee stock purchase plan issuances	—	—	0.9	—	—	—	0.9
Cash dividends of $0.52 per share paid on common stock	—	—	—	(22.7)	—	—	(22.7)
Stock options exercised	—	—	2.1	—	—	—	2.1
Repurchases of common stock	(2.0)	—	—	—	—	(357.9)	(357.9)
Excess tax benefits from share-based payments	—	—	5.2	—	—	—	5.2
Balance, August 31, 2017	41.8	0.5	881.0	1,659.9	(99.7)	(776.1)	1,665.6
Net income	—	—	—	349.6	—	—	349.6
Other comprehensive loss	—	—	—	—	(4.0)	—	(4.0)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	11.1	(11.1)	—	—
Amortization, issuance, and cancellations of restricted stock grants	0.2	—	23.6	—	—	0.1	23.7
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(21.4)	—	—	(21.4)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(2.0)	—	—	—	—	(298.4)	(298.4)
Balance, August 31, 2018	40.0	0.5	906.3	1,999.2	(114.8)	(1,074.4)	1,716.8
Net income	—	—	—	330.4	—	—	330.4
Other comprehensive loss	—	—	—	—	(36.6)	—	(36.6)
Amortization, issuance, and cancellations of restricted stock grants	0.2	—	23.1	—	—	—	23.1
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Repurchases of common stock	(0.7)	—	—	—	—	(81.6)	(81.6)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.

Note 2 — Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Acuity Brands and its wholly-owned subsidiaries after elimination of intercompany transactions and accounts.
Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services and is recognized net of allowances for rebates, sales incentives, product returns, service-type warranties, and discounts to customers. Please refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information.
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
Cash and Cash Equivalents
Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. We consider time deposits and marketable securities with an original maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We believe that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations.
Prior to the adoption of the new revenue accounting standard described in the New Accounting Pronouncements footnote, we recorded reserves for product returns, cash discounts, and other deductions due to customers as a reduction to our outstanding receivables. The changes in these reserves during the fiscal years ended August 31, 2019, 2018, and 2017 are summarized as follows (in millions):

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended August 31,
	2019	2018	2017
Beginning balance	$23.4	$21.3	$17.3
Refund costs	—	133.4	134.2
Payments and other deductions	—	(131.3)	(130.2)
ASC 606 adjustments (1)	(23.4)	—	—
Ending balance	$—	$23.4	$21.3
_______________________________________

(1)
Estimated liabilities for returns, cash discounts, and other deductions are now reflected as Other current liabilities within our consolidated financial statements. Refer to the New Accounting Pronouncements and Revenue Recognition footnotes for additional information.

Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting and building management solutions as well as their dispersion across many different geographic areas. One customer accounted for approximately 10% of receivables at August 31, 2019, and 2018. Two customers each accounted for approximately 10% of receivables at August 31, 2017. No single customer accounted for more than 10% of net sales in fiscal 2019, 2018, or 2017.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period. Refer to the New Accounting Pronouncements footnote for additional information regarding retrospective reclassifications related to accounting standards adopted in the current year.
Subsequent Events
We have evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2019. See Subsequent Event footnote for additional details regarding subsequent events.
Inventories
Inventories include materials, direct labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following (in millions):

	August 31,
	2019	2018
Raw materials, supplies, and work in process(1)	$179.4	$196.8
Finished goods	183.7	251.8
Inventories excluding reserves	363.1	448.6
Less: Reserves	(22.3)	(36.8)
Total inventories	$340.8	$411.8
_______________________________________

(1)
Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and could have a material adverse impact on our operating results in the period the change occurs.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale
In accordance with U.S. GAAP, we classify assets as held for sale upon the development of a plan for disposal and cease the depreciation and amortization of the assets at that date. We did not classify any assets as held for sale as of August 31, 2019 or 2018.
Goodwill and Other Intangibles
Goodwill amounted to $967.3 million and $970.6 million as of August 31, 2019 and 2018, respectively. The changes in the carrying amount of goodwill during fiscal 2019 and 2018 are summarized as follows (in millions):

Carrying Amount
Balance, August 31, 2017	$900.9
Additions from acquired businesses	77.0
Foreign currency translation adjustments	(7.3)
Balance, August 31, 2018	970.6
Additions from an acquired business	2.0
Adjustments to provisional amounts	(0.2)
Foreign currency translation adjustments	(5.1)
Balance as of August 31, 2019	$967.3

Summarized information for our acquired intangible assets is as follows (in millions except amortization periods):

		August 31,
		2019		2018
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	12	$135.7	$(72.9)	$137.2	$(62.2)
Trademarks and trade names	19	27.2	(14.5)	27.2	(13.2)
Distribution network	28	61.8	(39.7)	61.8	(37.5)
Customer relationships	21	299.2	(72.1)	300.0	(56.3)
Total definite-lived intangible assets	17	$523.9	$(199.2)	$526.2	$(169.2)
Indefinite-lived trade names		$141.3		$141.7

Through multiple acquisitions, we acquired intangible assets consisting primarily of trademarks and trade names associated with specific products with finite lives, definite-lived distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future net sales, customer attrition rates, royalty rates, and discount rates. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year.
We recorded amortization expense of $30.8 million, $28.5 million, and $28.0 million related to intangible assets with finite lives during fiscal 2019, 2018, and 2017, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $30.8 million in fiscal 2020, $28.0 million in fiscal 2021, $27.0 million in fiscal 2022, $25.9 million in fiscal 2023, and $25.4 million in fiscal 2024.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis for goodwill to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be bypassed entirely in favor of a quantitative test. The quantitative analysis identifies impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference is recorded.
In fiscal 2019 and 2018, a qualitative fair value analysis was used to determine the likelihood of goodwill impairment for our one reporting unit. During fiscal 2017, a quantitative analysis, based on discounted future cash flows, was used to determine the likelihood of impairment. The analysis for goodwill did not result in an impairment charge during fiscal 2019, 2018, or 2017.
The impairment test for indefinite-lived trade names consists of comparing the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. We estimate the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. Based on the results of the indefinite-lived intangible asset analyses, we concluded that our indefinite-lived trade names are fairly stated for the years presented; therefore, no impairment charges were recorded for fiscal 2019, 2018, or 2017. Any reasonably likely change in the assumptions used in the analyses for our trade names would not be material to our financial condition or results of operations.
Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	August 31,
	2019	2018
Deferred contract costs	$15.4	$12.8
Net overfunded pension plans	—	1.6
Other(1)	2.3	4.4
Total other long-term assets	$17.7	$18.8
_______________________________________

(1)
Amounts primarily include deferred debt issuance costs related to our credit facilities and company-owned life insurance investments. We maintain life insurance policies on 66 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2019.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	August 31,
	2019	2018
Deferred compensation and postretirement benefits other than pensions(1)	$41.6	$40.0
Service-type warranties(2)	46.3	14.8
Unrecognized tax position liabilities, including interest(3)	17.6	4.9
Other(4)	5.2	8.2
Total other long-term liabilities	$110.7	$67.9
____________________________________

(1)
We maintain several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the organization. In addition, one plan provides an automatic contribution of 3% of an eligible employee’s compensation. We maintain life insurance policies on certain former officers and other key employees as a means of satisfying a portion of these obligations.

(2)
Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606 are now reflected as contract liabilities effective September 1, 2018. Refer to the New Accounting Pronouncements and Revenue Recognition footnotes for additional information.

(3)	See the Income Taxes footnote for more information.

(4)	Amount primarily includes deferred rent.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold in the Consolidated Statements of Comprehensive Income. Other shipping and handling costs are included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $138.4 million, $154.9 million, and $138.3 million in fiscal 2019, 2018, and 2017, respectively.
Share-based Payments
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity or liability instrument issued. We account for stock options, restricted shares, and share units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
Share-based payment expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Plan. We recorded $29.2 million, $32.3 million, and $32.0 million of share-based payment expense for the years ended August 31, 2019, 2018, and 2017, respectively. The total income tax benefit recognized for share-based payment expense was $6.5 million, $8.4 million, and $11.1 million for the years ended August 31, 2019, 2018, and 2017, respectively. We account for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. We did not capitalize any expense related to share-based payments and have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income for fiscal 2019 and fiscal 2018. We recognized net excess tax expense related to share-based payment cost of $1.6 million and $0.8 million for the years ended August 31, 2019 and 2018, respectively. For fiscal 2017, we reported net excess tax benefits related to share-based payment cost of $5.2 million within Paid-in capital on the Consolidated Balance Sheets.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation
Depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment) for financial reporting purposes, while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $57.5 million, $51.8 million, and $46.6 million during fiscal 2019, 2018, and 2017, respectively.
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs. R&D does not include all new product development costs and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $74.7 million, $63.9 million, and $52.0 million during fiscal 2019, 2018, and 2017, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $18.5 million, $20.6 million, and $18.6 million during fiscal 2019, 2018, and 2017, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and line of credit borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net (in millions):

	Year Ended August 31,
	2019	2018	2017
Interest expense	$36.4	$35.5	$34.1
Interest income	(3.1)	(2.0)	(1.6)
Interest expense, net	$33.3	$33.5	$32.5

Miscellaneous Expense, Net
Miscellaneous expense, net, is comprised primarily of non-service related components of net periodic pension cost, gains or losses on foreign currency items, and other non-operating items. Gains or losses relating to foreign currency items consisted of net gains of $0.6 million in fiscal 2019, net gains of $0.1 million in fiscal 2018, and net expense of $0.5 million in fiscal 2017. During fiscal 2018, we recognized a $5.4 million gain on the sale of a foreign domiciled business, which included the reclassification of $8.7 million in accumulated foreign currency gains from Accumulated other comprehensive loss. During fiscal 2017, we recognized a $7.2 million gain associated with the sale of an investment in an unconsolidated affiliate.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
We are taxed at statutory corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.
Foreign Currency Translation
The functional currency for foreign operations is the local currency where the foreign operations are domiciled. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income and are excluded from net income.
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the year ended August 31, 2019 (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2017	$(28.7)	$(71.0)	$(99.7)
Other comprehensive (loss) income before reclassifications	(16.5)	14.0	(2.5)
Amounts reclassified from accumulated other comprehensive loss (1)	(8.7)	7.2	(1.5)
Net current period other comprehensive (loss) income	(25.2)	21.2	(4.0)
Reclassification of stranded tax effects of TCJA	—	(11.1)	(11.1)
Balance as of August 31, 2018	(53.9)	(60.9)	(114.8)
Other comprehensive loss before reclassifications	(11.5)	(31.1)	(42.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	6.0	6.0
Net current period other comprehensive loss	(11.5)	(25.1)	(36.6)
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)

_______________________________________

(1)
The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details. The reclassification of foreign currency items relates to the sale of a foreign domiciled business and is included within Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) for the three years ended August 31, 2019 (in millions):

	Year Ended August 31,
	2019			2018			2017
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(11.5)	$—	$(11.5)	$(25.2)	$—	$(25.2)	$19.0	$—	$19.0
Defined benefit pension plans:
Actuarial (losses) gains	(40.8)	9.7	(31.1)	18.4	(4.4)	14.0	18.3	(5.7)	12.6
Amortization of defined benefit pension items:
Prior service cost	3.5	(0.9)	2.6	3.1	(0.7)	2.4	3.1	(0.7)	2.4
Actuarial losses	4.1	(1.0)	3.1	6.8	(2.0)	4.8	8.9	(3.2)	5.7
Settlement losses	0.4	(0.1)	0.3	—	—	—	—	—	—
Total defined benefit plans, net	(32.8)	7.7	(25.1)	28.3	(7.1)	21.2	30.3	(9.6)	20.7
Other comprehensive (loss) income	$(44.3)	$7.7	$(36.6)	$3.1	$(7.1)	$(4.0)	$49.3	$(9.6)	$39.7

Note 3 — New Accounting Pronouncements
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
ASU 2016-15 — Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. These cash flows include debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance. We adopted ASU 2016-15 effective September 1, 2018 and applied the changes retrospectively. We maintain life insurance policies on certain former employees primarily to satisfy obligations under certain deferred compensation plans. As required by the standard, proceeds from these policies are now classified as cash inflows from investing activities. We received proceeds of $0.8 million and $1.7 million from settlements of corporate-owned life insurance policies during the years ended August 31, 2019 and 2018, respectively, and received no cash from these policies during the year ended August 31, 2017. As such, cash flows from operations for the year ended August 31, 2018 decreased $1.7 million with a corresponding increase to cash flows from investing activities, compared to amounts previously reported. The remaining provisions of ASU 2016-15 did not impact our financial statements for the periods presented.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-07 — Presentation of Net Periodic Pension Cost
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes the presentation of net periodic pension cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost is now included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic pension cost are presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. We adopted ASU 2017-07 effective as of September 1, 2018. We applied the standard retrospectively for the presentation of the service cost component and the other components of net periodic pension cost within our income statements. As a practical expedient, we used amounts previously disclosed in the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our fiscal 2018 Form 10-K as the basis for retrospective application because amounts capitalized in inventory at a given point in time are de minimis and determining these amounts was impractical. Upon adoption of ASU 2017-07, our previously reported Operating profit for the years ended August 31, 2018 and 2017 increased $6.2 million and $8.7 million, respectively, with a corresponding increase to Miscellaneous expense, net. The provisions of ASU 2017-07 have no impact to our net income or earnings per share.
The impact of the provisions of ASU 2017-07 on the Consolidated Statements of Comprehensive Income for the years ended August 31, 2018 and 2017 are as follows (in millions):

	Year Ended August 31, 2018			Year Ended August 31, 2017
	As Revised	Previously Reported	Higher (Lower)	As Revised	Previously Reported	Higher (Lower)
Cost of products sold	$2,194.7	$2,193.3	$1.4	$2,024.0	$2,023.9	$0.1
Selling, distribution, and administrative expenses	1,019.0	1,026.6	(7.6)	942.3	951.1	(8.8)
Miscellaneous expense, net	1.4	(4.8)	6.2	2.4	(6.3)	8.7

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
We adopted ASC 606 effective September 1, 2018 using the modified retrospective method and recognized a cumulative effect of applying ASC 606 of $13.0 million in Retained earnings on the Consolidated Balance Sheet as of this date. We applied the standard to all contracts as of the transition date. Information for prior years presented has not been retrospectively adjusted and continues to reflect the authoritative accounting standards in effect for those periods.
Adjustments related to the adoption of ASC 606 include additional deferrals of revenue recognition for service-type warranties and the gross presentation of right of return assets and refund liabilities for sales with a right of return. The effects of the adoption of ASC 606 on our Consolidated Statement of Comprehensive Income for the year ended August 31, 2019 and the Consolidated Balance Sheet as of August 31, 2019 are as follows (in millions except per share amounts):

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Comprehensive Income	Year Ended August 31, 2019
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Net sales	$3,672.7	$3,681.6	$(8.9)
Cost of products sold	2,193.0	2,197.1	(4.1)
Selling, distribution, and administrative expenses	1,015.0	1,014.6	0.4
Operating profit	462.9	468.1	(5.2)
Income tax expense	94.5	95.7	(1.2)
Net income	330.4	334.4	(4.0)

Basic earnings per share	$8.32	$8.42	$(0.10)
Diluted earnings per share	8.29	8.39	(0.10)

Consolidated Balance Sheet	August 31, 2019
	As Currently Reported	Without ASC 606 Adoption	Higher (Lower)
Accounts receivable, net	$561.0	539.6	$21.4
Prepayments and other current assets	79.0	65.1	13.9
Other accrued liabilities	175.0	139.4	35.6
Deferred income tax liabilities	92.7	98.0	(5.3)
Other long-term liabilities	110.7	88.7	22.0
Retained earnings	2,295.8	2,312.8	(17.0)

Accounting Standards Yet to Be Adopted

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which will require companies to apply internal-use software guidance to determine the implementation costs of these arrangements that can be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. The standard allows changes to be applied either retrospectively or prospectively. We will adopt the standard as required in fiscal 2021. The provisions of ASU 2018-15 are not expected to have a material effect on our financial condition, results of operations, or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases (“ASC 842”). The standard allows entities to present the effects of the accounting change as either a cumulative adjustment as of the beginning of the earliest period presented or as of the date of adoption. We have an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team completed its review of our lease obligations outstanding at August 31, 2019 and is in the process of reviewing and finalizing transition adjustments to the balance sheet. The implementation team reports its findings and progress of the project to management on a frequent basis and to the

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors on a quarterly basis. Based on our lease portfolio as of August 31, 2019, we preliminarily expect the adoption of ASC 842 to result in the recognition of operating lease liabilities between $63 million and $68 million. We expect the corresponding operating lease right of use assets to approximate the lease total liabilities less our deferred rent balance as of August 31, 2019. We do not expect ASC 842 to have a material impact on our consolidated statements of comprehensive income or cash flows. Further details regarding our undiscounted future lease payments as well as the timing of those payments are included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. We will adopt ASC 842 as required effective September 1, 2019.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 4 — Acquisitions
The following discussion relates to acquisitions completed during fiscal 2019 and 2018. No acquisitions were completed during fiscal 2017.
Fiscal 2019 Acquisitions
WhiteOptics, LLC
On June 20, 2019, using cash on hand, we acquired all of the equity interests of WhiteOptics, LLC (“WhiteOptics”). WhiteOptics is headquartered in New Castle, Delaware and manufactures advanced optical components used to reflect, diffuse, and control light for light emitting diode (“LED”) lighting used in commercial and institutional applications. The operating results of WhiteOptics have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
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
Accounting for Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for WhiteOptics and finalized amounts related to the acquisition accounting for Lucid and IOTA are reflected in the Consolidated Balance Sheets as of August 31, 2019. WhiteOptics did not have a material impact to our financial position or results of operations for fiscal 2019. We finalized the acquisition accounting for Lucid and IOTA during the second and third quarter of fiscal 2019, respectively. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for Lucid or IOTA. The aggregate purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $76.8 million and $81.8 million, respectively, as of  August 31, 2019. Identified intangible assets consist of indefinite-lived marketing related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 14 years.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $37.3 million and $41.2 million as of August 31, 2019 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $13.9 million and $16.4 million as of August 31, 2019 and September 1, 2018, respectively.
We also maintain one-time or ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $34.5 million and $43.9 million as of August 31, 2019 and September 1, 2018, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions and shipping and handling activities, are short-term in nature and are expensed as incurred.
Nature of Goods and Services
Products
Approximately 95% of revenues for the periods presented were generated from short-term contracts with our customers to deliver tangible goods such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred and revenue is recognized at the time of shipment. For sales designated free on board destination, customers take control and revenue is recognized when a product is delivered to the customer’s delivery site.
Professional Services
We collect fees associated with training, installation, and technical support services, primarily related to the set up of our lighting solutions. We recognize revenue for these one-time services at the time the service is performed. We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The amount of transaction price from contracts with customers allocated to our contract liabilities as of August 31, 2019 and September 1, 2018 consists of the following (in millions):

	August 31, 2019	September 1, 2018
Current deferred revenues	$4.7	$4.8
Non-current deferred revenues	46.4	35.0

Current deferred revenues primarily consist of customer prepayments, software licenses, and to a lesser extent professional service and service-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the year ended August 31, 2019 totaled $4.1 million.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the year ended August 31, 2019 (in millions):

Year Ended August 31, 2019
Independent sales network	$2,516.4
Direct sales network	381.1
Retail sales	270.2
Corporate accounts	318.0
Other	187.0
Total	$3,672.7

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
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $461.0 million and $129.1 million as of August 31, 2019 and 2018, respectively.
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
We use quoted market prices to determine the fair value of Level 1 assets and liabilities. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence.
Disclosures of fair value information about financial instruments (whether or not recognized in the balance sheet), for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The carrying values and estimated fair values of certain financial instruments were as follows at August 31, 2019 and 2018 (in millions):

	August 31, 2019		August 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$349.9	$352.7	$349.5	$361.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.7	2.9	3.3	3.3

The senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2).
The industrial revenue bond is carried at the outstanding balance as of the end of the reporting period. The industrial revenue bond is a tax-exempt, variable-rate instrument that resets on a weekly basis; therefore, we estimate that the

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

face amount of the bond approximates fair value as of August 31, 2019 based on bonds of similar terms and maturity (Level 2).
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

Note 7 — Pension and Defined Contribution Plans
Company-sponsored Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We make at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in equity and fixed income securities. During fiscal 2019, we recognized an actuarial gain of $3.4 million as well as $0.4 million in net periodic pension cost related to the early retirement of one participant within our non-qualified domestic plans.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S.-based) and international pension plans at August 31, 2019 and 2018 (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$203.2	$215.5	$45.5	$53.5
Service cost	2.9	2.7	0.2	0.2
Interest cost	7.7	7.3	1.3	1.3
Amendments	11.4	—	—	—
Actuarial losses (gains)	26.2	(14.3)	3.2	(4.5)
Settlement gain	(3.4)	—	—	—
Benefits paid	(8.8)	(8.0)	(2.6)	(5.5)
Other	—	—	(3.0)	0.5
Benefit obligation at end of year	239.2	203.2	44.6	45.5
Change in plan assets:
Fair value of plan assets at beginning of year	$149.4	$136.8	$30.9	$34.1
Actual return on plan assets	9.0	11.3	3.1	0.9
Employer contributions	5.3	9.3	1.2	1.2
Benefits paid	(12.2)	(8.0)	(2.6)	(5.5)
Other	—	—	(1.9)	0.2
Fair value of plan assets at end of year	151.5	149.4	30.7	30.9
Funded status at the end of year	$(87.7)	$(53.8)	$(13.9)	$(14.6)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$1.6	$—	$—
Current liabilities	(1.8)	(5.3)	(0.1)	(0.1)
Non-current liabilities	(85.9)	(50.1)	(13.8)	(14.5)
Net amount recognized in consolidated balance sheets	$(87.7)	$(53.8)	$(13.9)	$(14.6)
Accumulated benefit obligation	$239.2	$202.7	$44.6	$45.5
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(12.4)	$(4.6)	$—	$—
Net actuarial loss	(83.4)	(58.8)	(13.0)	(12.9)
Amounts in accumulated other comprehensive loss	$(95.8)	$(63.4)	$(13.0)	$(12.9)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$239.2	$119.2	$44.6	$45.5
Accumulated benefit obligation	239.2	118.7	44.6	45.5
Plan assets	151.5	63.8	30.6	30.9
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$—	$84.0	$—	$—
Accumulated benefit obligation	—	84.0	—	—
Plan assets	—	85.6	—	—
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$4.0	$3.1	$—	$—
Net actuarial loss	$4.1	$2.9	$1.4	$1.5

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost during the fiscal years ended August 31, 2019, 2018, and 2017 included the following components before tax (in millions):

	Domestic Plans			International Plans
	2019	2018	2017	2019	2018	2017
Service cost	$2.9	$2.7	$3.5	$0.2	$0.2	$0.2
Interest cost	7.7	7.3	6.9	1.3	1.3	1.1
Expected return on plan assets	(10.5)	(10.2)	(9.4)	(1.9)	(2.2)	(1.9)
Amortization of prior service cost	3.5	3.1	3.1	—	—	—
Settlement	0.4	—	—	—	—	—
Recognized actuarial loss	2.7	4.5	5.3	1.4	2.3	3.6
Net periodic pension cost	$6.7	$7.4	$9.4	$1.0	$1.6	$3.0

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2019	2018	2019	2018
Discount rate	2.8%	3.9%	2.0%	2.9%
Rate of compensation increase	5.0%	5.5%	3.1%	3.1%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2019	2018	2017	2019	2018	2017
Discount rate	3.9%	3.5%	3.2%	2.9%	2.5%	2.1%
Expected return on plan assets	7.3%	7.5%	7.5%	6.5%	6.5%	6.5%
Rate of compensation increase	5.5%	5.5%	5.5%	3.1%	3.1%	3.2%

It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use a published yield curve to assist in the development of our discount rates. We estimate that each 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $1.4 million and approximately $1.2 million for the domestic plans and international plans, respectively. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.5 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2019, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. During fiscal 2019, the international asset target allocation approximated 75% equity securities, 15% fixed income securities, and 10% multi-strategy investments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our pension plan asset allocation at August 31, 2019 and 2018 by asset category is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2019	2018	2019	2018
Equity securities	53.3%	57.5%	73.0%	61.9%
Fixed income securities	41.8%	37.8%	17.1%	25.5%
Multi-strategy investments	—%	—%	9.9%	12.6%
Real estate	4.9%	4.7%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%

Our pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets are described in further detail below.
Short-term Fixed Income Investments
Short-term investments consist of money market funds, which are valued at the daily closing price as reported by the relevant fund (Level 1).
Mutual Funds
Mutual funds held by the domestic plans are open-end mutual funds that are registered with the Securities and Exchange Commission (“SEC”) and seek to either replicate or outperform a related index. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the domestic plans are deemed to be actively traded (Level 1).
Collective Trust
The collective trust seeks to outperform the overall small-cap stock market and is comprised of small cap equity securities with quoted prices in active markets for identical investments. The value of this fund is calculated on each business day by dividing the total value of assets, less liabilities, by the number of units of each class outstanding but is not published (Level 2).
Fixed Income Investments
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
Real Estate Fund
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any point in time, available funds will be allocated pro-rata based on the total number of shares held by each investor. All decisions regarding whether to honor redemption requests are made by the fund’s board of directors.
International Plan Investments
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
The following tables present the fair value of the domestic pension plan assets by major category as of August 31, 2019 and 2018 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$45.6	$45.6	$—	$—
Foreign equity fund	20.5	20.5	—	—
Collective trust: Domestic small cap equities	14.6	—	14.6	—
Short-term fixed income investments	6.0	6.0	—	—
Total assets in the fair value hierarchy	86.7
Assets calculated at net asset value:
Fixed-income investments	57.4
Real estate fund	7.4
Total assets at net asset value	64.8
Total assets at fair value	$151.5

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$48.3	$48.3	$—	$—
Foreign equity fund	20.8	20.8	—	—
Collective trust: Domestic small cap equities	16.8	—	16.8	—
Short-term fixed income investments	7.6	7.6	—	—
Total assets in the fair value hierarchy	93.5
Assets calculated at net asset value:
Fixed-income investments	48.9
Real estate fund	7.0
Total assets at net asset value	55.9
Total assets at fair value	$149.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the international pension plan assets by major category as of August 31, 2019 and 2018 (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$22.4	$—	$22.4	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.0	—	3.0	—
Fixed-income investments	5.0	—	5.0	—
Total assets at fair value	$30.7

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$19.1	$—	$19.1	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.9	—	3.9	—
Fixed-income investments	7.6	—	7.6	—
Total assets at fair value	$30.9

We expect to contribute approximately $3.6 million and $1.0 million during fiscal 2020 to our domestic qualified plans and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2020 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows for the years ending August 31 (in millions):

	Domestic Plans	International Plans
2020	$9.5	$1.0
2021	9.3	1.0
2022	12.5	1.0
2023	24.2	1.1
2024	17.8	1.1
2025-2029	66.8	6.3

Multi-employer Pension Plans
We contribute to two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our contributions to these plans were $0.5 million for the years ended August 31, 2019, 2018, and 2017, respectively.
Defined Contribution Plans
We also have defined contribution plans to which both employees and we make contributions. Our cost for these plans was $8.1 million, $8.0 million, and $8.0 million for the years ended August 31, 2019, 2018, and 2017, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2019, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $7.4 million, which represented approximately 2.0% of the total fair market value of the assets in our domestic defined contribution plans.

Note 8 — Debt and Lines of Credit
Debt
Our debt at August 31, 2019 and 2018 consisted of the following (in millions):

	August 31,
	2019	2018
Senior unsecured public notes due December 2019, principal	$350.0	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	(0.1)	(0.5)
Industrial revenue bond due June 2021	4.0	4.0
Bank loans	2.7	3.3
Total debt outstanding, net of unamortized discount and deferred costs	$356.6	$356.8

Future principal payments of long-term debt are $350.3 million, $4.4 million, $0.4 million, $0.4 million, $0.3 million, and $0.9 million in fiscal 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.
Long-term Debt
On December 1, 2009, we announced a private offering by ABL, Acuity Brands’ wholly-owned principal operating subsidiary, of $350.0 million aggregate principal amount of senior unsecured notes due in December 2019 (the “Unsecured Notes”). The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding,” and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. The Unsecured Notes are senior unsecured obligations of ABL and rank equally in right of payment with all of ABL’s existing and future senior unsecured indebtedness. The guarantees of Acuity Brands and ABL IP Holding are senior unsecured obligations of Acuity Brands and ABL IP Holding and rank equally in right of payment with their other senior unsecured indebtedness. The Unsecured Notes bear interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value for a term of 10 years. Interest on the Unsecured Notes is payable semi-annually on June 15 and December 15. Additionally, we capitalized $3.1 million of deferred issuance costs related to the Unsecured Notes that are being amortized over the 10-year term of the Unsecured Notes.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Unsecured Notes will mature within one year from August 31, 2019, we have the ability and intent to refinance these borrowings using availability under our term loan facility described below, subject to satisfying the applicable conditions precedent. Currently, we plan to refinance the Unsecured Notes in full at maturity with borrowings under the term loan facility, of which $341.2 million of the current carrying value of the Unsecured Notes would be due more than one year from the anticipated refinancing date. As such, this amount is reflected within Long-term debt on the Consolidated Balance Sheets as of August 31, 2019.
We also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021 outstanding at August 31, 2019. The interest rate on the $4.0 million bonds was approximately 1.7% at August 31, 2019 and 2018. Additionally, we had $2.7 million outstanding under fixed-rate bank loans. These loans have interest rates between 0.8% and 2.0% and mature between December 2022 and February 2028, subject to monthly or quarterly repayment schedules.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the Revolving Credit Facility or Term Loan Facility as of August 31, 2019 or 2018.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter-Bank Offered Rate ("LIBOR") for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375% Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.375%. The Term Loan Facility allows for borrowings to be drawn over a one-year period ending December 31, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
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
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2019. At August 31, 2019, we had additional borrowing capacity under the Credit Agreement of $796.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of August 31, 2019, we had outstanding letters of credit totaling $8.0 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes $3.8 million we issued under the Revolving Credit Facility.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings.

Note 9 — Common Stock and Related Matters
Common Stock
Changes in common stock for the years ended August 31, 2019, 2018, and 2017 were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2016	53.4		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2017	53.5		$0.5
Issuance of restricted stock grants, net of cancellations	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2018	53.7		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Balance at August 31, 2019	53.8		$0.5

___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2019 and 2018, we had 14.3 million and 13.7 million of repurchased shares recorded as treasury stock at an original repurchase cost of $1.2 billion and $1.1 billion, respectively.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of common stock. As of August 31, 2019, 1.45 million shares had been purchased under this authorization, of which 0.7 million were repurchased in fiscal 2019.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2019 or 2018, and no shares of preferred stock are outstanding.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table calculates basic earnings per common share and diluted earnings per common share for the years ended August 31, 2019, 2018, and 2017 (in millions, except per share data):

	Year Ended August 31,
	2019	2018	2017
Net income	$330.4	$349.6	$321.7
Basic weighted average shares outstanding	39.7	40.9	43.1
Common stock equivalents	0.1	0.1	0.2
Diluted weighted average shares outstanding	39.8	41.0	43.3
Basic earnings per share	$8.32	$8.54	$7.46
Diluted earnings per share	$8.29	$8.52	$7.43
Stock options of approximately 300,000, 179,000, and 117,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2019, 2018, and 2017, respectively, as the effect of inclusion would have been antidilutive. Restricted stock shares of approximately 160,000, 227,000, and 99,000 were excluded from the diluted earnings per share calculation for the years ended August 31, 2019, 2018, and 2017, respectively, as the effect of inclusion would have been antidilutive.
Note 10 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2018, our stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, resulted in an aggregate of 2.7 million of shares authorized for issuance pursuant to the Stock Incentive Plan. The Compensation Committee of the Board is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Stock Incentive Plan, including those previously issued and outstanding prior to the amendment, were approximately 1.4 million, 1.6 million, and 1.4 million at August 31, 2019, 2018, and 2017, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expire or that are settled for cash will be available for future grant under the Stock Incentive Plan.
Restricted Stock Awards
As of August 31, 2019, we had approximately 350,000 shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan, including restricted stock units granted to foreign employees. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant. Compensation expense recognized related to the awards under the equity incentive plans was $25.1 million, $27.9 million, and $27.2 million in fiscal 2019, 2018, and 2017, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity related to restricted stock awards during the fiscal year ended August 31, 2019 was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2018	0.4	$186.63
Granted	0.2	$120.73
Vested	(0.2)	$184.60
Forfeited*	—	$159.88
Outstanding at August 31, 2019	0.4	$156.32

___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2019, there was $34.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years. The total weighted average fair value of shares vested during the years ended August 31, 2019, 2018, and 2017 was approximately $26.9 million, $26.6 million, and $24.8 million, respectively.
Stock Options
As of August 31, 2019, we had approximately 420,000 options outstanding to officers and other key employees under the Stock Incentive Plan. Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Compensation expense recognized related to the awards under the current and prior equity incentive plans was $2.7 million, $3.1 million, and $3.6 million in fiscal 2019, 2018, and 2017, respectively.
The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. We used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.
The following weighted average assumptions were used to estimate the fair value of stock options granted in the fiscal years ended August 31:

	2019	2018	2017
Dividend yield	0.4%	0.3%	0.2%
Expected volatility	32.8%	30.9%	28.5%
Risk-free interest rate	3.0%	2.0%	1.3%
Expected life of options	4 years	4 years	4 years
Weighted-average fair value of options	$34.06	$41.87	$57.40

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the years ended August 31, 2019, 2018, and 2017 was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2016	0.3		$129.85	0.1		$83.89
Granted	—	*	$239.76
Exercised	—	*	$139.69
Outstanding at August 31, 2017	0.3		$156.43	0.2		$106.54
Granted	—	*	$156.39
Exercised	—	*	$115.27
Outstanding at August 31, 2018	0.3		$154.69	0.2		$134.13
Granted	0.1		$116.40
Outstanding at August 31, 2019	0.4		$146.70	0.3		$147.51
Range of option exercise prices:
$40.01 - $100.00 (average life - 3.1 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 6.9 years)	0.2		$125.66	0.1		$125.09
$160.01 - $210.00 (average life - 6.2 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 7.1 years)	0.1		$239.76	—	*	$239.76

___________________________
* Represents shares of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2018 and 2017 was $0.5 million, and $1.3 million, respectively. There were no options exercised during fiscal 2019. As of August 31, 2019, the total intrinsic value of options outstanding was $5.8 million, the total intrinsic value of options expected to vest was $0.7 million, and the total intrinsic value of options exercisable was $5.1 million. As of August 31, 2019, there was $2.8 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
Employee Deferred Share Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2019, approximately 9,000 fully vested share units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these share units during fiscal years 2019, 2018, and 2017.
Director Deferred Share Units
Total shares available for issuance under the Director Plan were approximately 360,000, 370,000, and 390,000 at August 31, 2019, 2018, and 2017. As of August 31, 2019, approximately 119,000 share units were deferred but undistributed under the Director Plan. Compensation expense recognized related to the share units under our the Director Plan was $1.4 million, $1.3 million, and $1.2 million in fiscal 2019, 2018, and 2017, respectively.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2019. Employees may participate at their discretion.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.
We are also self-insured for the majority of our medical benefit plans up to certain limits. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of our lag factor is evaluated annually and revised as necessary.
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Future minimum annual lease payments under noncancelable leases are $16.7 million, $13.5 million, $9.9 million, $7.2 million, $4.6 million, and $16.8 million for fiscal 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.
Total rent expense was $22.6 million, $22.3 million, and $20.0 million in fiscal 2019, 2018, and 2017, respectively.
Purchase Obligations
We incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2019 include $347.2 million, $5.0 million, and $5.0 million in fiscal 2020, and 2021, respectively. As of August 31, 2019, we had no purchase obligations extending beyond August 31, 2022.
Collective Bargaining Agreements
Approximately 67% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 57% of our work force will expire within one year, primarily due to annual negotiations of union contracts with in Mexico.
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints in the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to move to dismiss the Consolidated Complaint and to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on 5 challenged statements to proceed to discovery. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
Litigation
We are subject to various other legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on the financial condition, results of operations, or cash flows in future periods. We establish reserves for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.
Environmental Matters
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we invest capital and incur operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. We are not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect. The cost of responding to future changes may be substantial. We establish reserves for known environmental claims when the associated costs become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that reserved due to difficulty in estimating such costs.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnities
We are a party to contracts entered into in the normal course of business in which it is common for us to agree to indemnify third parties for certain liabilities that may arise out of or relate to the subject matter of the contract. In most cases, we cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities.
Acquisition-Related Liabilities
During the negotiations related to business combinations, the previous owners of the acquired entity (“acquiree”) typically indemnify us for specific unrecognized liabilities of the acquiree in existence as of the date of acquisition. For some acquisitions of businesses, we act in the place of escrow agents in the holding of funds, including accrued interest (collectively, the “holdback funds”), used to fulfill pre-acquisition obligations agreed to be paid by the acquiree. These funds represent consideration given to the previous owners of the businesses acquired and are payable to them, net of any pre-acquisition obligations satisfied within a stated amount of time, at a future date. Any potential pre-acquisition obligations for which we may be reimbursed through the holdback funds are usually uncertain as of the date of the change of control. In certain circumstances, we are capable of the identification and quantification of particular liabilities including, but not limited to, uncertain tax positions, legal issues, and other outstanding obligations not recognized in the financial statements of the acquired entity. Under ASC Topic 805, Business Combinations, these unrecognized liabilities are recorded as obligations with a corresponding receivable due from the previous owners as of the date of acquisition and are included as part of the acquisition accounting. The actual costs of resolving pre-acquisition obligations may be substantially higher than the holdback funds or amounts reserved. We do not believe that any amounts we are likely to be required to pay under these acquisition-related liabilities, including net holdback funds, will be material to our financial position, results of operations, or cash flow.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record a reserve for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional reserves may be required, which could have a material adverse impact on our results of operations and cash flows.
Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The changes in the reserves for product warranty and recall costs during the fiscal years ended August 31, 2019, 2018, and 2017 are summarized as follows (in millions):

	Year Ended August 31,
	2019	2018	2017
Beginning balance	$27.3	$22.0	$15.5
Warranty and recall costs	18.7	32.4	39.8
Payments and other deductions	(19.7)	(27.7)	(33.3)
Acquired warranty and recall liabilities	—	0.6	—
ASC 606 adjustments (1)	(14.8)	—	—
Ending balance	$11.5	$27.3	$22.0

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine the extent of any liabilities and implementing the appropriate remedial measures. At this time, we are unable to determine the likelihood or amount of loss, if any, associated with these shipments.

Note 12 — Special Charges
During the year ended August 31, 2019, we recognized pre-tax special charges of $1.8 million. These charges were primarily related to move costs associated with the previously announced transfer of activities from a planned facility closure. Additionally, we recognized severance costs for actions initiated during fiscal 2019 related to our ongoing efforts to streamline the business, including integrating recent acquisitions. We expect that these actions to streamline our business activities, in addition to those taken in previous fiscal years, will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. The severance costs related to fiscal 2019 actions were more than offset by reversals of prior year severance costs related to certain planned streamlining activities that did not occur.
During fiscal 2018, we recognized pre-tax special charges of $5.6 million primarily related to charges of $10.6 million related to the planned consolidation of certain facilities and associated reduction in employee headcount, partially offset by the reversal of previously recorded special charges of $5.0 million. The reversal was related to certain planned streamlining activities that did not occur, primarily due to the sale of our Spanish lighting business during the fourth quarter of fiscal 2018.
The details of the special charges during the years ended August 31, 2019, 2018, and 2017 are summarized as follows (in millions):

	Year Ended August 31,
	2019	2018	2017
Severance and employee-related costs	$(0.5)	$5.4	$11.2
Other restructuring costs	2.3	0.2	0.1
Total special charges	$1.8	$5.6	$11.3

As of August 31, 2019, remaining reserves were $1.9 million and are included in Accrued compensation and in the Consolidated Balance Sheets. The changes in the reserves related to these programs during the year ended August 31, 2019 are summarized as follows (in millions):

	Fiscal 2019 Actions	Fiscal 2018 Actions	Fiscal 2017 Actions	Total
Balance as of August 31, 2018	$—	$9.2	$0.9	$10.1
Severance costs	1.9	(2.0)	(0.4)	(0.5)
Payments made during the period	(0.6)	(6.6)	(0.5)	(7.7)
Balance as of August 31, 2019	$1.3	$0.6	$—	$1.9

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes
We account for income taxes using the asset and liability approach as prescribed by ASC Topic 740, Income Taxes (“ASC 740”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.
The provision for income taxes consists of the following components (in millions):

	Year Ended August 31,
	2019	2018	2017
Provision for current federal taxes	$60.3	$88.9	$151.2
Provision for current state taxes	14.7	16.4	20.4
Provision for current foreign taxes	10.2	9.2	7.0
Provision (benefit) for deferred taxes	9.3	(38.2)	(7.7)
Total provision for income taxes	$94.5	$76.3	$170.9

The following table reconciles the provision at the federal statutory rate to the total provision for income taxes (in millions):

	Year Ended August 31,
	2019	2018	2017
Federal income tax computed at statutory rate	$89.2	$109.4	$172.4
State income tax, net of federal income tax benefit	12.2	11.5	12.2
Foreign permanent differences and rate differential	2.1	(2.0)	(1.6)
Discrete income tax benefits of the TCJA	(2.2)	(34.6)	—
Research and development tax credits	(18.1)	(3.3)	(3.0)
Unrecognized tax benefits	12.2	0.4	0.8
Other, net	(0.9)	(5.1)	(9.9)
Total provision for income taxes	$94.5	$76.3	$170.9

Components of the net deferred income tax liabilities at August 31, 2019 and 2018 include (in millions):

	August 31,
	2019	2018
Deferred income tax liabilities:
Depreciation	$(22.0)	$(15.0)
Goodwill and intangibles	(149.6)	(151.2)
Other liabilities	(2.8)	(2.3)
Total deferred income tax liabilities	(174.4)	(168.5)
Deferred income tax assets:
Self-insurance	2.6	2.6
Pension	22.7	18.1
Deferred compensation	20.5	23.7
Net operating losses	6.2	6.2
Other accruals not yet deductible	26.9	24.9
Other assets	9.7	7.0
Total deferred income tax assets	88.6	82.5
Valuation allowance	(4.6)	(3.6)
Net deferred income tax liabilities	$(90.4)	$(89.6)

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA included changes that took effect during fiscal 2019 including, but not limited to, additional limitations on certain executive compensation, limitations on interest deductions, a new U.S. tax on certain offshore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), a new alternative U.S. tax on certain Base Erosion Anti-Avoidance (“BEAT”) payments from a U.S. company to any foreign related party, a new deduction for Foreign Derived Intangible Income (“FDII”), and the repeal of the Section 199 domestic production activities deduction. Our U.S. federal corporate tax rate was 21.0% for the current fiscal year. During fiscal 2018, we recorded a provisional discrete tax benefit of $34.6 million within Income tax expense on the Consolidated Statements of Comprehensive Income following the enactment of the TCJA. During fiscal 2019, we recorded an additional tax benefit of $2.2 million related to TCJA impacts including, but not limited to, our one-time transition tax, deferred income taxes, and executive compensation. The total tax benefit related to the enactment of the TCJA was $36.8 million, which included a benefit of $32.5 million to decrease our deferred income taxes to the revised statutory federal rate as well as a current estimated benefit of approximately $4.3 million for the transition tax on unremitted foreign earnings.
Previously, we asserted that all undistributed earnings and original investments in foreign subsidiaries were indefinitely reinvested and, therefore, had not recorded any deferred taxes related to any outside basis differences associated with our foreign subsidiaries. As of August 31, 2019, the estimated undistributed earnings from foreign subsidiaries was $107.7 million. A significant portion of these earnings was subject to U.S. federal taxation in fiscal 2018 as part of the one-time transition tax. We are no longer asserting indefinite reinvestment on the portion of our unremitted earnings that were previously subject to U.S. federal taxation with the one-time transition tax. Accordingly, we recognized a deferred income tax liability of $0.6 million for certain foreign withholding taxes and U.S. state taxes. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.
We have elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2019, we had state tax credit carryforwards of approximately $2.2 million, which will expire beginning in 2021. At August 31, 2019, we had federal net operating loss carryforwards of $32.9 million that expire beginning in 2030, state net operating loss carryforwards of $20.3 million that begin expiring in 2020, and foreign net operating loss carryforwards of $1.8 million that expire beginning in 2026.
The gross amount of unrecognized tax benefits as of August 31, 2019 and 2018 totaled $16.6 million and $4.4 million, respectively, which includes $15.9 million and $3.8 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2013 or for foreign income tax examinations before 2013. We do not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) for the years ended August 31, 2019 and 2018 (in millions):

	Year Ended August 31,
	2019	2018
Unrecognized tax benefits balance at beginning of year	$4.4	$6.0
Additions based on tax positions related to the current year	2.0	0.6
Additions for tax positions of prior years	10.9	1.0
Reductions due to settlements	—	(2.2)
Reductions due to lapse of statute of limitations	(0.7)	(1.0)
Unrecognized tax benefits balance at end of year	$16.6	$4.4

Total accrued interest was $1.0 million and $0.5 million as of August 31, 2019 and 2018, respectively. There were no accruals related to income tax penalties during fiscal 2019. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. The classification of interest and penalties did not change during the current fiscal year.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Subsequent Event
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers and engineers through five niche lighting brands: A-light, Cyclone, Eureka, Luminaire LED and Luminis.

Note 15 — Supplemental Disaggregated Information
We have one reportable segment. Sales of products and solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2019, 2018, and 2017. Our geographic distribution of net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table for the years ended August 31, 2019, 2018, and 2017 (in millions):

	Year Ended August 31,
	2019	2018	2017
Net sales(1):
Domestic(2)	$3,277.4	$3,292.6	$3,123.1
International	395.3	387.5	382.0
Total	$3,672.7	$3,680.1	$3,505.1
Operating profit:
Domestic(2)	$419.3	$419.0	$503.3
International	43.6	41.8	24.2
Total	$462.9	$460.8	$527.5
Income before provision for income taxes:
Domestic(2)	$386.4	$386.4	$478.5
International	38.5	39.5	14.1
Total	$424.9	$425.9	$492.6
Long-lived assets(3):
Domestic(2)	$248.9	$256.4	$252.8
International	48.4	52.0	51.5
Total	$297.3	$308.4	$304.3
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include amounts for U.S. based operations.

(3)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Guarantor Condensed Consolidating Financial Statements
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)

	At August 31, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$361.9	$18.1	$—	$81.0	$—	$461.0
Accounts receivable, net	—	484.7	—	76.3	—	561.0
Inventories	—	317.1	—	23.7	—	340.8
Other current assets	32.2	27.1	—	19.7	—	79.0
Total current assets	394.1	847.0	—	200.7	—	1,441.8
Property, plant, and equipment, net	0.2	220.7	—	56.4	—	277.3
Goodwill	—	747.6	2.7	217.0	—	967.3
Intangible assets, net	—	271.0	103.7	91.3	—	466.0
Deferred income taxes	30.2	—	—	5.8	(33.7)	2.3
Other long-term assets	1.1	15.2	—	1.4	—	17.7
Investments in and amounts due from affiliates	1,627.9	476.8	321.6	—	(2,426.3)	—
Total assets	$2,053.5	$2,578.3	$428.0	$572.6	$(2,460.0)	$3,172.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.7	$314.4	$—	$23.7	$—	$338.8
Current maturities of long-term debt	—	8.7	—	0.4	—	9.1
Other accrued liabilities	11.8	186.0	—	50.4	—	248.2
Total current liabilities	12.5	509.1	—	74.5	—	596.1
Long-term debt	—	345.2	—	2.3	—	347.5
Deferred income taxes	—	105.8	—	20.6	(33.7)	92.7
Other long-term liabilities	122.1	80.4	—	14.7	—	217.2
Amounts due to affiliates	—	—	—	146.4	(146.4)	—
Total stockholders’ equity	1,918.9	1,537.8	428.0	314.1	(2,279.9)	1,918.9
Total liabilities and stockholders’ equity	$2,053.5	$2,578.3	$428.0	$572.6	$(2,460.0)	$3,172.4

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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,253.6	$—	$419.1	$—	$3,672.7
Intercompany sales	—	—	52.7	204.7	(257.4)	—
Total sales	—	3,253.6	52.7	623.8	(257.4)	3,672.7
Cost of products sold	—	1,940.1	—	454.1	(201.2)	2,193.0
Gross profit	—	1,313.5	52.7	169.7	(56.2)	1,479.7
Selling, distribution, and administrative expenses	15.6	897.6	2.8	155.3	(56.3)	1,015.0
Intercompany charges	(33.2)	25.6	—	7.6	—	—
Special charges	—	1.8	—	—	—	1.8
Operating profit	17.6	388.5	49.9	6.8	0.1	462.9
Interest expense, net	10.9	17.4	—	5.0	—	33.3
Equity earnings in subsidiaries	(330.0)	(23.2)	—	0.2	353.0	—
Miscellaneous expense (income), net	6.7	(2.1)	—	0.1	—	4.7
Income before income taxes	330.0	396.4	49.9	1.5	(352.9)	424.9
Income tax (benefit) expense	(0.4)	84.5	10.5	(0.1)	—	94.5
Net income	330.4	311.9	39.4	1.6	(352.9)	330.4

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.5)	(11.5)	—	—	11.5	(11.5)
Defined benefit plans, net of tax	(25.1)	(17.1)	—	(0.2)	17.3	(25.1)
Other comprehensive loss items, net of tax	(36.6)	(28.6)	—	(0.2)	28.8	(36.6)
Comprehensive income	$293.8	$283.3	$39.4	$1.4	$(324.1)	$293.8

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,275.7	$—	$404.4	$—	$3,680.1
Intercompany sales	—	—	53.6	211.2	(264.8)	—
Total sales	—	3,275.7	53.6	615.6	(264.8)	3,680.1
Cost of products sold	—	1,951.2	—	442.1	(198.6)	2,194.7
Gross profit	—	1,324.5	53.6	173.5	(66.2)	1,485.4
Selling, distribution, and administrative expenses	41.0	884.6	3.2	156.3	(66.1)	1,019.0
Intercompany charges	(59.2)	49.5	—	9.7	—	—
Special charges	—	5.6	—	—	—	5.6
Operating profit	18.2	384.8	50.4	7.5	(0.1)	460.8
Interest expense, net	11.1	16.9	—	5.5	—	33.5
Equity earnings in subsidiaries	(344.3)	(18.5)	—	0.2	362.6	—
Miscellaneous expense (income), net	6.4	(1.8)	—	(3.2)	—	1.4
Income before income taxes	345.0	388.2	50.4	5.0	(362.7)	425.9
Income tax (benefit) expense	(4.6)	72.0	8.5	0.4	—	76.3
Net income	349.6	316.2	41.9	4.6	(362.7)	349.6

Other comprehensive income (loss) items:
Foreign currency translation adjustments	(25.2)	(25.2)	—	—	25.2	(25.2)
Defined benefit plans, net of tax	21.2	16.9	—	4.3	(21.2)	21.2
Other comprehensive (loss) income items, net of tax	(4.0)	(8.3)	—	4.3	4.0	(4.0)
Comprehensive income	$345.6	$307.9	$41.9	$8.9	$(358.7)	$345.6

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net sales:
External sales	$—	$3,105.2	$—	$399.9	$—	$3,505.1
Intercompany sales	—	—	49.4	179.2	(228.6)	—
Total sales	—	3,105.2	49.4	579.1	(228.6)	3,505.1
Cost of products sold	—	1,764.6	—	432.8	(173.4)	2,024.0
Gross profit	—	1,340.6	49.4	146.3	(55.2)	1,481.1
Selling, distribution, and administrative expenses	39.2	824.6	3.6	130.0	(55.1)	942.3
Intercompany charges	(56.9)	47.7	—	9.2	—	—
Special charges	—	11.3	—	—	—	11.3
Operating profit	17.7	457.0	45.8	7.1	(0.1)	527.5
Interest expense, net	11.0	16.1	—	5.4	—	32.5
Equity earnings in subsidiaries	(320.9)	(7.7)	—	0.2	328.4	—
Miscellaneous expense (income), net	5.8	(7.9)	—	4.5	—	2.4
Income (loss) before income taxes	321.8	456.5	45.8	(3.0)	(328.5)	492.6
Income tax expense (benefit)	0.1	158.0	15.7	(2.9)	—	170.9
Net income (loss)	321.7	298.5	30.1	(0.1)	(328.5)	321.7

Other comprehensive income (loss) items:
Foreign currency translation adjustments	19.0	19.0	—	—	(19.0)	19.0
Defined benefit plans, net of tax	20.7	11.8	—	7.5	(19.3)	20.7
Other comprehensive income items, net of tax	39.7	30.8	—	7.5	(38.3)	39.7
Comprehensive income	$361.4	$329.3	$30.1	$7.4	$(366.8)	$361.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2019
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$391.1	$63.4	$—	$43.1	$(2.9)	$494.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(44.5)	—	(8.5)	—	(53.0)
Investments in subsidiaries	(2.9)	—	—	—	2.9	—
Acquisitions of businesses and intangible assets	—	(2.9)	—	—	—	(2.9)
Other investing activities	0.8	2.1	—	—	—	2.9
Net cash used for investing activities	(2.1)	(45.3)	—	(8.5)	2.9	(53.0)
Cash flow from financing activities:
Borrowings on credit facility	—	86.5	—	—	—	86.5
Repayments of borrowings on credit facility	—	(86.5)	—	—	—	(86.5)
Repayments of long-term debt	—	—	—	(0.4)	—	(0.4)
Proceeds from stock option exercises and other	0.6	—	—	—	—	0.6
Repurchases of common stock	(81.6)	—	—	—	—	(81.6)
Withholding taxes on net settlement of equity awards	(6.0)	—	—	—	—	(6.0)
Dividends paid	(20.8)	—	—	—	—	(20.8)
Net cash used for financing activities	(107.8)	—	—	(0.4)	—	(108.2)
Effect of exchange rate changes on cash	0.2	—	—	(1.8)	—	(1.6)
Net change in cash and cash equivalents	281.4	18.1	—	32.4	—	331.9
Cash and cash equivalents at beginning of year	80.5	—	—	48.6	—	129.1
Cash and cash equivalents at end of year	$361.9	$18.1	$—	$81.0	$—	$461.0

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2018
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$322.1	$30.2	$—	$36.0	$(36.8)	$351.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(31.4)	—	(12.2)	—	(43.6)
Investments in subsidiaries	(154.7)	—	—	—	154.7	—
Acquisitions of businesses and intangible assets	—	(136.3)	—	(26.9)	—	(163.2)
Proceeds from sale of business	—	—	—	1.1	—	1.1
Other investing activities	1.7	—	—	—	—	1.7
Net cash used for investing activities	(153.0)	(167.7)	—	(38.0)	154.7	(204.0)
Cash flows from financing activities:
Borrowings on credit facility	—	395.4	—	—	—	395.4
Repayments of borrowings on credit facility	—	(395.4)	—	—	—	(395.4)
Issuance of long-term debt	—	—	—	(0.4)	—	(0.4)
Proceeds from stock option exercises and other	1.7	—	—	—	—	1.7
Repurchases of common stock	(298.4)	—	—	—	—	(298.4)
Withholding taxes on net settlement of equity awards	(8.2)	—	—	—	—	(8.2)
Intercompany dividends	—	—	—	(36.8)	36.8	—
Intercompany capital	—	136.6	—	18.1	(154.7)	—
Dividends paid	(21.4)	—	—	—	—	(21.4)
Net cash (used for) provided by financing activities	(326.3)	136.6	—	(19.1)	(117.9)	(326.7)
Effect of exchange rate changes on cash	—	0.9	—	(3.7)	—	(2.8)
Net change in cash and cash equivalents	(157.2)	—	—	(24.8)	—	(182.0)
Cash and cash equivalents at beginning of year	237.7	—	—	73.4	—	311.1
Cash and cash equivalents at end of year	$80.5	$—	$—	$48.6	$—	$129.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31, 2017
	Parent	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$262.3	$41.4	$—	$32.9	$—	$336.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(53.1)	—	(14.2)	—	(67.3)
Proceeds from sale of property, plant, and equipment	—	0.2	—	5.3	—	5.5
Proceeds from sale of investment in unconsolidated affiliate	—	13.2	—	—	—	13.2
Other investing activities	—	(0.2)	—	—	—	(0.2)
Net cash used for investing activities	—	(39.9)	—	(8.9)	—	(48.8)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	1.0	—	1.0
Proceeds from stock option exercises and other	3.0	—	—	—	—	3.0
Repurchases of common stock	(357.9)	—	—	—	—	(357.9)
Withholding taxes on net settlement of equity awards	(15.2)	—	—	—	—	(15.2)
Dividends paid	(22.7)	—	—	—	—	(22.7)
Net cash (used for) provided by financing activities	(392.8)	—	—	1.0	—	(391.8)
Effect of exchange rate changes on cash	—	(1.5)	—	3.4	—	1.9
Net change in cash and cash equivalents	(130.5)	—	—	28.4	—	(102.1)
Cash and cash equivalents at beginning of year	368.2	—	—	45.0	—	413.2
Cash and cash equivalents at end of year	$237.7	$—	$—	$73.4	$—	$311.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Financial Data (Unaudited)

	Fiscal Year 2019
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$932.6	$854.4	$947.6	$938.1
Gross profit	$367.5	$333.9	$383.6	$394.7
Net income	$79.6	$66.3	$88.4	$96.1
Basic earnings per share	$1.99	$1.68	$2.23	$2.43
Diluted earnings per share	$1.98	$1.67	$2.22	$2.42

	Fiscal Year 2018
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$842.8	$832.1	$944.0	$1,061.2
Gross profit (1)	$349.9	$334.5	$389.1	$411.9
Net income	$71.5	$96.9	$73.0	$108.2
Basic earnings per share	$1.71	$2.34	$1.81	$2.71
Diluted earnings per share	$1.70	$2.33	$1.80	$2.70

______________________________________

(1)
Fiscal 2018 quarterly gross profit amounts have been retrospectively adjusted to reflect the impact of ASU 2017-07 to our interim periods. See the New Accounting Pronouncements footnote for further details.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2019. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2019 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.

Item 9b.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors, Board Composition, Board and Committees, Risk Oversight, and Board Evaluation Process of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Board Composition, Board and Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2019 Summary Compensation Table, Fiscal 2019 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2019 Year-End, Option Exercises and Stock Vested in Fiscal 2019, Pension Benefits in Fiscal 2019, Fiscal 2019 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Audit Fees and Other Fees, Pre-Approval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 8, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	36
	Reports of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of August 31, 2019 and 2018	40
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2019, 2018, and 2017	41
	Consolidated Statements of Cash Flows for the years ended August 31, 2019, 2018, and 2017	42
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2019, 2018, and 2017	43
	Notes to Consolidated Financial Statements	44
(2)	Financial Statement Schedules:
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Indenture, dated December 8, 2009, among Acuity Brands Lighting, Inc, as issuer, and Acuity Brands, Inc. and ABL IP Holding LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(c)	Form of 6.00% Senior Note due 2019.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on December 9, 2009, which is incorporated herein by reference.
	(d)	Description of Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on July 3, 2018, which is incorporated herein by reference.
	(2)	Amendment No. 1 dated as of April 22, 2019 to Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on April 24, 2019, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.

(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(13)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(14)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(15)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(16)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(17)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(26)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(27)	Unforeseeable Emergency Distribution Amendment to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan dated July 12, 2018.	Reference is made to Exhibit 10(iii)A(24) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(28)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(30)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(31)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(32)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(33)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.

(34)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(35)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(36)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(37)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(38)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(39)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(40)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(41)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(42)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(43)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(44)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(45)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(46)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(47)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(48)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.

(49)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(50)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(51)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(52)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(53)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(54)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(55)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(56)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(57)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(58)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(59)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(60)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(61)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(62)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(63)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.

(64)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(65)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(66)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(67)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(57) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(68)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(59) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(69)	General Release Agreement between Acuity Brands, Inc. and Mark A. Black dated May 24, 2018.	Reference is made to Exhibit 10(iii)A(58) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(70)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(71)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(72)	Employment Letter between Acuity Brands, Inc. and Laurent J. Vernerey dated September 6, 2017.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(73)	Severance Agreement by and between Acuity Brands, Inc. and Laurent J. Vernerey dated January 5, 2018.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(74)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(75)	Change in Control Agreement dated January 5, 2018 by and between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(76)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(77)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(78)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.

(79)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
(80)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(81)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(82)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(83)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(84)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(85)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(86)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(87)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(88)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Annex A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(89)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21,2017, which is incorporated herein by reference.
(90)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(91)	Form of Restricted Stock Unit Notification and Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(92)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(93)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Filed with the Commission as part of this Form 10-K.

	(94)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 29, 2019	By:	/S/ VERNON J. NAGEL
Vernon J. Nagel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ VERNON J. NAGEL	Chairman and Chief Executive Officer	October 29, 2019
Vernon J. Nagel

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2019
Karen J. Holcom

	*	Director	October 29, 2019
W. Patrick Battle

	*	Director	October 29, 2019
Peter C. Browning

	*	Director	October 29, 2019
G. Douglas Dillard, Jr.

	*	Director	October 29, 2019
James H. Hance, Jr.

	*	Director	October 29, 2019
Robert F. McCullough

	*	Director	October 29, 2019
Julia B. North

	*	Director	October 29, 2019
Dominic J. Pileggi

	*	Director	October 29, 2019
Ray M. Robinson

	*	Director	October 29, 2019
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 29, 2019
Karen J. Holcom