Form 10-Q
period 2019-11-30
ACUITY BRANDS INC
filed 2020-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019.

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
Common stock — $0.01 par value — 39,619,706 shares as of January 6, 2020.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2019	August 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266.6	$461.0
Accounts receivable, less reserve for doubtful accounts of $1.1 and $1.0, respectively	507.7	561.0
Inventories	352.6	340.8
Prepayments and other current assets	79.5	79.0
Total current assets	1,206.4	1,441.8
Property, plant, and equipment, net	278.4	277.3
Operating lease right-of-use assets	60.1	—
Goodwill	1,115.5	967.3
Intangible assets, net	621.5	466.0
Deferred income taxes	2.3	2.3
Other long-term assets	21.0	17.7
Total assets	$3,305.2	$3,172.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321.7	$338.8
Current maturities of long-term debt	9.2	9.1
Current operating lease liabilities	16.7	—
Accrued compensation	50.5	73.2
Other accrued liabilities	174.5	175.0
Total current liabilities	572.6	596.1
Long-term debt	347.1	347.5
Long-term operating lease liabilities	49.4	—
Accrued pension liabilities	98.7	99.7
Deferred income taxes	122.7	92.7
Self-insurance reserves	7.2	6.8
Other long-term liabilities	120.2	110.7
Total liabilities	1,317.9	1,253.5
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,847,197 and 53,778,155 issued, respectively	0.5	0.5
Paid-in capital	942.8	930.0
Retained earnings	2,347.6	2,295.8
Accumulated other comprehensive loss	(147.6)	(151.4)
Treasury stock, at cost — 14,325,197 and 14,325,197 shares, respectively	(1,156.0)	(1,156.0)
Total stockholders’ equity	1,987.3	1,918.9
Total liabilities and stockholders’ equity	$3,305.2	$3,172.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2019	November 30, 2018
Net sales	$834.7	$932.6
Cost of products sold	478.9	565.1
Gross profit	355.8	367.5
Selling, distribution, and administrative expenses	265.3	250.1
Special charges	6.9	1.0
Operating profit	83.6	116.4
Other expense:
Interest expense, net	8.3	8.7
Miscellaneous expense, net	1.4	1.3
Total other expense	9.7	10.0
Income before income taxes	73.9	106.4
Income tax expense	16.9	26.8
Net income	$57.0	$79.6

Earnings per share:
Basic earnings per share	$1.44	$1.99
Basic weighted average number of shares outstanding	39.5	40.0
Diluted earnings per share	$1.44	$1.98
Diluted weighted average number of shares outstanding	39.6	40.1
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$57.0	$79.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	1.9	(8.8)
Defined benefit plans, net of tax	1.9	2.6
Other comprehensive income (loss) items, net of tax	3.8	(6.2)
Comprehensive income	$60.8	$73.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2019	November 30, 2018
Cash flows from operating activities:
Net income	$57.0	$79.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24.2	21.3
Share-based payment expense	16.7	7.8
Loss on sale or disposal of property, plant, and equipment	0.1	0.4
Deferred income taxes	0.4	(0.1)
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	66.3	102.0
Inventories	4.9	(9.2)
Prepayments and other current assets	(3.3)	(14.8)
Accounts payable	(22.7)	(61.5)
Other current liabilities	(28.3)	(1.6)
Other	14.3	7.9
Net cash provided by operating activities	129.6	131.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11.6)	(14.0)
Acquisition of businesses, net of cash acquired	(302.0)	—
Other investing activities	(1.5)	2.7
Net cash used for investing activities	(315.1)	(11.3)
Cash flows from financing activities:
Borrowings on credit facility	—	55.4
Repayments of borrowings on credit facility	—	(55.4)
Repayments of long-term debt	(0.4)	(0.1)
Repurchases of common stock	—	(25.0)
Proceeds from stock option exercises and other	0.2	0.1
Payments of taxes withheld on net settlement of equity awards	(4.1)	(3.9)
Dividends paid	(5.2)	(5.2)
Net cash used for financing activities	(9.5)	(34.1)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.7)
Net change in cash and cash equivalents	(194.4)	85.7
Cash and cash equivalents at beginning of period	461.0	129.1
Cash and cash equivalents at end of period	$266.6	$214.8
Supplemental cash flow information:
Income taxes paid during the period	$4.6	$6.1
Interest paid during the period	$12.9	$13.5
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2019, our consolidated comprehensive income for the three months ended November 30, 2019 and 2018, and our consolidated cash flows for the three months ended November 30, 2019 and 2018. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2019 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 — Acquisitions
Fiscal 2020 Acquisitions
The Luminaires Group
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complement our current and dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers, and engineers through five niche lighting brands: A-light, Cyclone, Eureka, Luminaire LED, and Luminis.
LocusLabs, Inc.
On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.
Accounting for Fiscal 2020 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for TLG and LocusLabs are reflected on the Consolidated Balance Sheets as of November 30, 2019. The aggregate purchase price of these acquisitions reflects preliminary total goodwill and identified intangible assets of approximately $147.8 million and $165.0 million, respectively, as of November 30, 2019. Identified intangible assets consist of indefinite-lived marketing related intangibles as well as definite-lived customer-based and technology-based assets, which have a preliminary weighted average useful life of approximately 13 years. These amounts are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as we finalize the allocations. The operating results of the acquisitions have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
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

Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2020
Accounting Standards Codification (“ASC”) 842 — Leases (“ASC 842”)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use ("ROU") asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases (“ASC 842”).
We adopted ASC 842 using the modified retrospective method and applied the standard to all leases existing as of September 1, 2019. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods. We elected the package of transition practical expedients that allows us to carryforward our historical assessments of whether existing contracts contain leases, determinations of lease classification, and treatments of initial direct costs.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 1, 2019, we recognized total operating lease liabilities of $64.7 million in our Consolidated Balance Sheets, of which $49.3 million was recorded within Long-term operating lease liabilities and $15.4 million was recorded within Current operating lease liabilities. We additionally derecognized $5.1 million of previously recorded net deferred rent balances and recorded ROU assets of $59.6 million related to our operating leases, which were reflected within Operating lease right-of-use assets in our Consolidated Balance Sheets.
Accounting Standards Yet to Be Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We will adopt the amendments as required in fiscal 2021. The provisions of ASU 2016-13 are not expected to have a material effect on our financial condition, results of operations, or cash flows.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $266.6 million and $461.0 million as of November 30, 2019 and August 31, 2019, respectively.
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
The carrying values and estimated fair values of certain of our financial instruments (Level 2) were as follows as of the dates presented (in millions):

	November 30, 2019		August 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$350.0	$350.1	$349.9	$352.7
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.3	2.4	2.7	2.9

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

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	November 30, 2019	August 31, 2019
Raw materials, supplies, and work in process (1)	$190.6	$179.4
Finished goods	186.8	183.7
Inventories excluding reserves	377.4	363.1
Less: Reserves	(24.8)	(22.3)
Total inventories	$352.6	$340.8

_______________________________________
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consisted of the following as of the dates presented (in millions):

	November 30, 2019	August 31, 2019
Land	$22.7	$22.6
Buildings and leasehold improvements	193.6	190.7
Machinery and equipment	557.7	544.4
Total property, plant, and equipment, at cost	774.0	757.7
Less: Accumulated depreciation and amortization	(495.6)	(480.4)
Property, plant, and equipment, net	$278.4	$277.3

Note 8 — Leases
We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S. and Mexico. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets as the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and reflected as a component of lease cost within our Consolidated Statements of Comprehensive Income. Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities. Our leases do not contain significant terms and conditions for variable lease payments.
Generally, the rate implicit in our leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of November 30, 2019 was 2.2%.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the period presented (in millions):

Fiscal year	November 30, 2019
2020	$13.8
2021	15.6
2022	10.9
2023	7.8
2024	5.4
Thereafter	16.5
Total undiscounted lease payments	70.0
Less: Discount due to interest	(3.9)
Present value of lease liabilities	$66.1

The weighted average remaining lease term for our operating leases was six years as of November 30, 2019.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of total lease cost were as follows for the period presented (in millions):

Three Months Ended
November 30, 2019
Operating lease cost	$4.9
Variable lease cost	0.8
Short-term lease cost	0.3
Total lease cost	$6.0

Total rent expense recognized during the three months ended November 30, 2018, prior to the adoption of ASC 842, was $5.5 million.
Cash paid for operating lease liabilities during the three months ended November 30, 2019 was $4.5 million. ROU assets obtained in exchange for lease liabilities, including those obtained from recent acquisitions, during the three months ended November 30, 2019 were $5.1 million.
We do not have material leases that have not yet commenced as of November 30, 2019 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.

Note 9 — Goodwill and Intangible Assets
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
We recorded amortization expense of $9.6 million and $7.7 million during the three months ended November 30, 2019 and 2018, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.3 million in fiscal 2020, $39.0 million in fiscal 2021, $38.1 million in fiscal 2022, $36.9 million in fiscal 2023, and $36.0 million in fiscal 2024.
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Beginning balance	$967.3	$970.6
Additions from acquired businesses	147.8	—
Foreign currency translation adjustments	0.4	(3.7)
Ending balance	$1,115.5	$966.9

Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Debt and Lines of Credit
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the current Revolving Credit Facility or Term Loan Facility as of November 30, 2019 or August 31, 2019.
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
We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2019. At November 30, 2019, we had additional borrowing capacity under the Credit Agreement of $796.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of November 30, 2019, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $3.8 million issued under the Revolving Credit Facility.
Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Long-term Debt
At November 30, 2019, we had $350.0 million of publicly-traded, senior unsecured notes outstanding at a 6% interest rate that matured in December 2019 (the “Unsecured Notes”). On December 16, 2019, we repaid the Unsecured Notes and accrued interest in full with borrowings under our Term Loan Facility. Because approximately $341.2 million of the borrowings under the Term Loan Facility are due greater than one year from the refinancing date, $341.2 million of the carrying value of the Unsecured Notes is reflected within Long-term debt on the Consolidated Balance Sheets as of November 30, 2019.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021 and $2.3 million outstanding under fixed-rate bank loans outstanding at November 30, 2019. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt and obligations in connection with non-qualified retirement benefits and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Interest expense	$9.0	$9.2
Interest income	(0.7)	(0.5)
Interest expense, net	$8.3	$8.7

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance reserves and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish reserves when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2019, no material changes have occurred in our reserves for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the reserves for product warranty and recall costs for the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Beginning balance	$11.5	$27.3
Warranty and recall costs	7.9	5.4
Payments and other deductions	(7.8)	(5.6)
Acquired warranty and recall liabilities	0.1	—
ASC 606 adjustments (1)	—	(14.8)
Ending balance	$11.7	$12.3

______________________________
(1) Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), are now reflected as contract liabilities effective September 1, 2018.
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints in the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.

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

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
Net income	—	—	—	57.0	—	—	57.0
Other comprehensive income	—	—	—	—	3.8	—	3.8
Share-based payment amortization, issuances, and cancellations	—	—	12.6	—	—	—	12.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Balance, November 30, 2019	39.5	$0.5	$942.8	$2,347.6	$(147.6)	$(1,156.0)	$1,987.3

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	79.6	—	—	79.6
Other comprehensive loss	—	—	—	—	(6.2)	—	(6.2)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Share-based payment amortization, issuances, and cancellations	0.1	—	3.8	—	—	—	3.8
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Repurchases of common stock	(0.2)	—	—	—	—	(25.0)	(25.0)
Balance, November 30, 2018	39.9	$0.5	$910.2	$2,060.6	$(121.0)	$(1,099.4)	$1,750.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 — Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services and is recognized net of allowances for rebates, sales incentives, product returns, and discounts to customers. Further details regarding revenue recognition are included within the Revenue Recognition footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Contract Balances
Our rights related to collections from customers are unconditional and are reflected within Accounts receivable on the Consolidated Balance Sheets. We do not have any other significant contract assets. Contract liabilities arise when we receive cash or an unconditional right to collect cash prior to the transfer of control of goods or services.
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	November 30, 2019	August 31, 2019
Current deferred revenues	$7.4	$4.7
Non-current deferred revenues	47.7	46.4

Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2019 totaled $1.6 million.
Unsatisfied performance obligations as of November 30, 2019 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.
Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Independent sales network	$618.0	$651.0
Direct sales network	84.3	99.0
Retail sales	53.4	85.2
Corporate accounts	33.5	51.2
Other	45.5	46.2
Total	$834.7	$932.6

Note 14 — Share-based Payments
We account for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors over the related requisite service period, including stock options, performance share units, and restricted shares (all part of our equity incentive plan), as well as share units representing certain deferrals into our director deferred compensation plan or our supplemental deferred savings plan.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recognized share-based payment expense of $16.7 million and $7.8 million during the three months ended November 30, 2019 and 2018, respectively. Further details regarding our stock options, restricted shares, and director compensation award programs and our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Equity Plan Updates
During the current period, the Board of Directors (the “Board”) approved grants of performance share units to certain executives and key employees. These shares vest over a three-year period and are valued at the closing stock price on the date of grant. The actual number of performance shares earned will be determined at the end of the three-year period based on the level of achievement of established performance thresholds. We recognize compensation expense for these awards proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. As of November 30, 2019, we had approximately 37,000 performance share units outstanding.
Additionally, effective for restricted stock and performance share grants awarded in October 2019 and thereafter, the Board reinstated a policy that provides for the continued vesting of stock awards following retirement for all eligible participants who have attained age 60 and have at least 10 years of service with the Company. As such, for awards granted in October 2019 and later, we deem the requisite service period for a participant to be the shorter of either the award's stated vesting period or the time from grant until the participant satisfies the age and service criteria.

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
Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost included the following components before tax for the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Service cost	$1.2	$0.8
Interest cost	1.8	2.2
Expected return on plan assets	(3.1)	(3.1)
Amortization of prior service cost	1.0	0.8
Settlement loss	—	0.4
Recognized actuarial loss	1.4	1.1
Net periodic pension cost	$2.3	$2.2

Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 16 — Special Charges
During fiscal 2020, we recognized pre-tax special charges of $6.9 million. The fiscal 2020 special charge consisted primarily of severance costs and ROU asset lease impairments related to planned facility closures. Additionally, we recognized charges for relocation costs and ROU lease asset impairment charges associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities and to integrate recent acquisitions will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

innovation. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended
	November 30, 2019	November 30, 2018
Severance and employee-related costs	$5.1	$(0.5)
Other restructuring costs	1.8	1.5
Total special charges	$6.9	$1.0

As of November 30, 2019, remaining restructuring reserves were $4.8 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

	Fiscal 2020 Actions	Fiscal 2019 Actions	Fiscal 2018 Actions	Total
Balance at August 31, 2019	$—	$1.3	$0.6	1.9
Severance costs	5.1	—	—	5.1
Payments made during the period	(1.0)	(0.8)	(0.4)	(2.2)
Balance at November 30, 2019	$4.1	$0.5	$0.2	$4.8

Note 17 — Earnings Per Share
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2019	November 30, 2018
Net income	$57.0	$79.6
Basic weighted average shares outstanding	39.5	40.0
Common stock equivalents	0.1	0.1
Diluted weighted average shares outstanding	39.6	40.1
Basic earnings per share	$1.44	$1.99
Diluted earnings per share	$1.44	$1.98

The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Three Months Ended
	November 30, 2019	November 30, 2018
Stock options	278,972	212,048
Restricted stock awards	118,036	197,014

Further discussion of our stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 18 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) items includes foreign currency translation and pension adjustments.
The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive income before reclassifications	1.9	—	1.9
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.9	1.9
Net current period other comprehensive income	1.9	1.9	3.8
Balance at November 30, 2019	$(63.5)	$(84.1)	$(147.6)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive (loss) income before reclassifications	(8.8)	0.9	(7.9)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.7	1.7
Net current period other comprehensive (loss) income	(8.8)	2.6	(6.2)
Balance at November 30, 2018	$(62.7)	$(58.3)	$(121.0)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	November 30, 2019			November 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$1.9	$—	$1.9	$(8.8)	$—	$(8.8)
Defined benefit pension plans:
Actuarial loss	—	—	—	1.3	(0.4)	0.9
Amortization of defined benefit pension items:
Prior service cost	1.0	(0.2)	0.8	0.8	(0.2)	0.6
Actuarial losses	1.4	(0.3)	1.1	1.1	(0.3)	0.8
Settlement losses	—	—	—	0.4	(0.1)	0.3
Total defined benefit pension plans, net	2.4	(0.5)	1.9	3.6	(1.0)	2.6
Other comprehensive income (loss)	$4.3	$(0.5)	$3.8	$(5.2)	$(1.0)	$(6.2)

Note 19 — Subsequent Event
In December 2019, we borrowed the full $400.0 million available under our Term Loan Facility. The proceeds were primarily used to repay the Unsecured Notes, which matured on December 15, 2019, and the related accrued interest in full. See Debt and Lines of Credit footnote for interest rates and repayment terms related the Term Loan Facility. As of the date of this filing, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of November 30, 2019 and for the three months ended November 30, 2019 and 2018. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (“Form 10-K”).

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are one of the world’s leading providers of lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of November 30, 2019, we operate 23 manufacturing facilities and eight distribution facilities along with four warehouses to serve our extensive customer base.
We do not consider acquisitions a critical element of our strategy but seek opportunities to expand and enhance our portfolio of solutions, including the following transactions:
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complements our current and dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers and engineers through five niche lighting brands: A-light, Cyclone, Eureka, Luminaire LED, and Luminis.
On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.
The results of operations for the three months ended November 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020.
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
For the first three months of fiscal 2020, we paid $11.6 million for property, plant, and equipment, primarily for equipment, tooling, new and enhanced information technology capabilities, and facility enhancements. We currently expect to invest approximately 1.7% of net sales in capital expenditures during fiscal 2020.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of November 30, 2019, 1.45 million shares had been repurchased under this authorization. No shares were repurchased in fiscal 2020. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled, including our senior unsecured notes that matured in December 2019, which we repaid on December 16, 2019 with borrowings available under existing credit arrangements; making required contributions to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support our long-term liquidity needs.
Cash Flow
We use available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at November 30, 2019 was $266.6 million, a decrease of $194.4 million from August 31, 2019. During the three months ended November 30, 2019, we generated net cash flows from operations of $129.6 million. Cash generated from operating activities, as well as cash on-hand, was used during the three months ended November 30, 2019 primarily to fund acquisitions of $302.0 million, to fund capital expenditures of $11.6 million, to pay dividends to stockholders of $5.2 million, and to pay withholding taxes on the net settlement of equity awards of $4.1 million.
We generated $129.6 million of cash flow from operating activities during the three months ended November 30, 2019 compared with $131.8 million in the prior-year period, a decrease of $2.2 million, due primarily to lower net income, partially offset by lower working capital requirements.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $11.6 million and $14.0 million in the first three months of fiscal 2020 and 2019, respectively, primarily related to investments in equipment, tooling, new and enhanced information technology capabilities, and facility enhancements. We expect to invest approximately 1.7% of net sales primarily for new equipment, tooling, facility enhancements, and information technology capabilities during fiscal 2020.
Capitalization
As of November 30, 2019, our capital structure was comprised principally of senior unsecured notes and equity of our stockholders. Total debt outstanding was $356.3 million and $356.6 million at November 30, 2019 and August 31, 2019, respectively, and consisted primarily of fixed-rate obligations.
On December 8, 2009, ABL issued $350.0 million of senior unsecured notes due in December 2019 (the “Unsecured Notes”) in a private placement transaction. The Unsecured Notes were subsequently exchanged for SEC-registered notes with substantially identical terms. The Unsecured Notes bore interest at a rate of 6% per annum and were issued at a price equal to 99.797% of their face value for a term of ten years. On December 16, 2019, we repaid the Unsecured Notes and accrued interest in full with borrowings under our unsecured delayed draw term loan facility described below (the “Term Loan Facility”). Because approximately $341.2 million of the borrowings under the Term Loan Facility are due greater than one year from the refinancing date, $341.2 million of the carrying value of the Unsecured Notes is reflected within Long-term debt on the Consolidated Balance Sheets as of November 30, 2019. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. On November 30, 2019, we had no borrowings outstanding under the Revolving Credit Facility and no borrowings under the Term Loan Facility. We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2019. At November 30, 2019, we had additional borrowing capacity under the Credit Agreement of $796.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less the outstanding letters of credit of $3.8 million issued on the Revolving Credit Facility. As of November 30, 2019, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, including $3.8 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first three months of fiscal 2020, our consolidated stockholders’ equity increased $68.4 million to $1.99 billion at November 30, 2019, from $1.92 billion at August 31, 2019. The increase was due primarily to comprehensive income earned in the period, partially offset by the payment of dividends. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 15.2% and 15.7% at November 30, 2019 and August 31, 2019, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 4.3% and (5.8)% at November 30, 2019 and August 31, 2019, respectively.
Dividends
We paid dividends on our common stock of $5.2 million ($0.13 per share) during the three months ended November 30, 2019 and 2018. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Contractual Obligations
In December 2019, we borrowed the full $400.0 million available under our Term Loan Facility. The proceeds were primarily used to repay the Unsecured Notes, which matured on December 15, 2019, and the related accrued interest in full. See Debt and Lines of Credit footnote for interest rates and repayment terms related the Term Loan Facility. As of the date of this filing, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at that time. Borrowings under the Term Loan Facility amortize in equal quarterly installments as described in the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2019.

Results of Operations
First Quarter of Fiscal 2020 Compared with First Quarter of Fiscal 2019
The following table sets forth information comparing the components of net income for the three months ended November 30, 2019 and 2018 (in millions except per share data):

	Three Months Ended
	November 30, 2019	November 30, 2018	Increase (Decrease)		Percent Change
Net sales	$834.7	$932.6	$(97.9)		(10.5)%
Cost of products sold	478.9	565.1	(86.2)		(15.3)%
Gross profit	355.8	367.5	(11.7)		(3.2)%
Percent of net sales	42.6%	39.4%	320	bps
Selling, distribution, and administrative expenses	265.3	250.1	15.2		6.1%
Special charges	6.9	1.0	5.9		NM
Operating profit	83.6	116.4	(32.8)		(28.2)%
Percent of net sales	10.0%	12.5%	(250)	bps
Other expense:
Interest expense, net	8.3	8.7	(0.4)		(4.6)%
Miscellaneous expense, net	1.4	1.3	0.1		NM
Total other expense	9.7	10.0	(0.3)		NM
Income before income taxes	73.9	106.4	(32.5)		(30.5)%
Percent of net sales	8.9%	11.4%	(250)	bps
Income tax expense	16.9	26.8	(9.9)		NM
Effective tax rate	22.9%	25.2%
Net income	$57.0	$79.6	$(22.6)		(28.4)%
Diluted earnings per share	$1.44	$1.98	$(0.54)		(27.3)%
NM - not meaningful
Net sales were $834.7 million for the three months ended November 30, 2019 compared with $932.6 million reported for the three months ended November 30, 2018, a decrease of $97.9 million, or 10.5%. For the three months ended November 30, 2019, we reported net income of $57.0 million, a decrease of $22.6 million, or 28.4%, compared with $79.6 million for the three months ended November 30, 2018. For the first quarter of fiscal 2020, diluted earnings per share decreased 27.3% to $1.44 compared with $1.98 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	November 30, 2019	November 30, 2018	Increase (Decrease)	Percent Change
Gross profit	$355.8	$367.5
Add-back: Acquisition-related items (1)	1.1	1.2
Adjusted gross profit	$356.9	$368.7	$(11.8)	(3.2)%
Percent of net sales	42.8%	39.5%	330	bps

Selling, distribution, and administrative expenses	$265.3	$250.1
Less: Amortization of acquired intangible assets	(9.6)	(7.7)
Less: Share-based payment expense	(16.7)	(7.8)
Less: Acquisition-related items (1)	(1.1)	—
Adjusted selling, distribution, and administrative expenses	$237.9	$234.6	$3.3	1.4%
Percent of net sales	28.5%	25.2%	330	bps

Operating profit	$83.6	$116.4
Add-back: Amortization of acquired intangible assets	9.6	7.7
Add-back: Share-based payment expense	16.7	7.8
Add-back: Acquisition-related items (1)	2.2	1.2
Add-back: Special charges	6.9	1.0
Adjusted operating profit	$119.0	$134.1	$(15.1)	(11.3)%
Percent of net sales	14.3%	14.4%	(10)	bps

Net income	$57.0	$79.6
Add-back: Amortization of acquired intangible assets	9.6	7.7
Add-back: Share-based payment expense	16.7	7.8
Add-back: Acquisition-related items (1)	2.2	1.2
Add-back: Special charges	6.9	1.0
Total pre-tax adjustments to net income	35.4	17.7
Income tax effects	(8.2)	(4.5)
Adjusted net income	$84.2	$92.8	$(8.6)	(9.3)%

Diluted earnings per share	$1.44	$1.98
Adjusted diluted earnings per share	$2.13	$2.32	$(0.19)	(8.2)%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.
Net Sales
Net sales for the three months ended November 30, 2019 decreased 10.5% compared with the prior-year period due primarily to a 16% decrease in sales volumes, partially offset by a 3% net favorable change in product prices and mix of products sold (“price/mix”) and a contribution from acquired businesses of approximately 2.5%. Changes in foreign currency rates did not have a meaningful impact on first quarter net sales. The volume decline from the prior year was a result of several factors including an estimated market decline in the low-to-mid single digits; the negative impact of a prior year volume increase from a pull forward of orders in advance of announced price increases; the elimination of certain products in our portfolio negatively impacted by the increases in tariffs sold primarily through the retail sales channel that did not meet our return objectives; and lower activity of large projects. Price/mix was impacted by a favorable shift in sales channel mix and, to a lesser extent, realization from price increases implemented in fiscal 2019 partially offset by an unfavorable mix of products sold. Fiscal 2020 first quarter net sales reflected a decline across all key sales channels compared with the prior year.

Gross Profit
Gross profit for the first quarter of fiscal 2020 decreased $11.7 million, or 3.2%, to $355.8 million compared with $367.5 million in the prior-year period, due primarily to lower sales volume and increased tariffs, partially offset by favorable price/mix, lower costs for certain inputs, and the contribution from acquisitions. Gross profit margin increased 320 basis points to 42.6% for the three months ended November 30, 2019 compared with 39.4% in the prior-year period. The improvement in gross profit margin was primarily due to favorable sales channel mix, partially offset by the mix of products sold and lower net sales volume. Adjusted gross profit margin for the three months ended November 30, 2019 increased 330 basis points to 42.8% compared with 39.5% in the prior year period.
Operating Profit
SD&A expenses for the three months ended November 30, 2019 were $265.3 million compared with $250.1 million in the prior-year period, an increase of $15.2 million, or 6.1%. The increase in SD&A expenses was due primarily to higher share-based payment expense, the addition of acquisitions, and higher professional fees associated with recent acquisitions. Share-based payment expense increased due to changes made to the equity incentive program as part of the Company’s comprehensive review of its compensation programs that occurred during the past year, which resulted in the acceleration of share-based payment expense in the first quarter of fiscal 2020. SD&A expenses for the first quarter of fiscal 2020 were 31.8% of net sales compared with 26.8% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2019 were $237.9 million (28.5% of net sales) compared with $234.6 million (25.2% of net sales) in the prior-year period.
We recognized pre-tax special charges of $6.9 million during the first quarter of fiscal 2020 compared with pre-tax special charges of $1.0 million recorded during the first quarter of fiscal 2019. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2020 was $83.6 million (10.0% of net sales) compared with $116.4 million (12.5% of net sales) for the prior-year period, a decrease of $32.8 million, or 28.2%. The decrease in operating profit was primarily due to lower gross profit, higher SD&A expenses, and increased special charges.
Adjusted operating profit decreased $15.1 million, or 11.3%, to $119.0 million for the first quarter of fiscal 2020 compared with $134.1 million for the first quarter of fiscal 2019. Adjusted operating profit margin decreased to 14.3% for the first quarter of fiscal 2020 compared with 14.4% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $8.3 million and $8.7 million for the three months ended November 30, 2019 and 2018, respectively. We reported net miscellaneous expense of $1.4 million and $1.3 million for the three months ended November 30, 2019 and 2018, respectively.
Income Taxes and Net Income
Our effective income tax rate was 22.9% and 25.2% for the three months ended November 30, 2019 and 2018, respectively. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2020, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2020 decreased $22.6 million to $57.0 million from $79.6 million reported for the prior-year period. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower income tax expense. Diluted earnings per share for the three months ended November 30, 2019 decreased $0.54 to $1.44 compared with diluted earnings per share of $1.98 for the prior-year period. This decrease reflects lower net income partially offset by a reduced share count.
Adjusted net income for the first quarter of fiscal 2020 was $84.2 million, compared with $92.8 million in the prior-year period, a decrease of $8.6 million, or 9.3%. Adjusted diluted earnings per share for the three months ended November 30, 2019 decreased $0.19, or 8.2%, to $2.13 compared with $2.32 for the prior-year period.
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
We remain cautious about overall market conditions within the lighting industry for fiscal 2020 primarily due to continued year-to-year declines in private non-residential construction spending, continued economic uncertainties caused by global trade issues, including tariffs, as well as potential uncertainties associated with the U.S. elections in November 2020. We expect market demand for lighting products to remain sluggish until there is evidence of growth in private construction spend as well as there is more clarity regarding these uncertainties related to global trade and the political environment in the U.S. Additionally, we expect that labor shortages for qualified trades in certain markets will continue to dampen growth rates for both the construction and lighting markets. Nonetheless, our focus for fiscal 2020 will be to drive market share gains and enhance margins, while implementing appropriate cost containment measures as necessitated by market demand.
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
We expect the pricing environment to continue to be challenging in portions of the market and could negatively impact net sales and margins, particularly for more basic, lesser-featured products sold through certain sales channels as well as shifts in product mix, including product substitution trends to lower priced alternatives. The impact of the challenging pricing environment. We expect to continue to introduce products and solutions to more effectively compete in these portions of the market and to accelerate programs to reduce product costs in order to maintain our competitiveness and drive improved profitability.
Starting in calendar 2018, the U.S. federal government began imposing tariffs on certain Chinese imports and threatened to impose tariffs on all products imported from Mexico. We produce a meaningful percentage of our products in Mexico. Additionally, we import components as well as certain finished products from China that are impacted by the recently imposed Chinese tariffs. Our efforts to mitigate the impact of these added costs include a variety of activities, such as finding alternative suppliers, in-sourcing the production of certain products, and raising prices. We believe that our mitigation activities will assist to offset the added costs. Future U.S. policy changes that may be implemented, including additional tariffs, could have a positive or negative consequence on our financial performance depending on how the changes influence many factors, including business and consumer sentiment.
In December 2019, we borrowed the full $400 million available under our existing Term Loan Facility. The majority of the proceeds were used to refinance the Unsecured Notes that matured on December 15, 2019. Borrowings under the Term Loan Facility are based on short-term interest rates that are currently approximately half the rate of the refinanced Unsecured Notes. The interest savings associated with refinancing the Unsecured Notes is estimated between $7 million and $8 million for the remainder of fiscal 2020, assuming no meaningful changes in short-term interest rates.
From a longer term perspective, we expect that our addressable markets have the potential to experience solid growth over the next decade, particularly as energy and environmental concerns continue to come to the forefront along with emerging opportunities for digital lighting to play a key role in the IoT through the use of intelligent networked lighting and building automation systems that can collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics. We remain positive about our future prospects and ability to outperform the markets we serve.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions and the pricing environment; (c) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable markets; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, expand in key markets as well as underpenetrated geographies and channels, and introduce new lighting and building management solutions; (e) our estimate of our fiscal 2020 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (i) our expectations related to mitigating efforts around recently imposed tariffs; and (j) our expectations about the resolution of patent litigation, securities class action, trade compliance, and/or other legal matters. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors affecting us. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2019. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the three months ended November 30, 2019, we completed our acquisitions of The Luminaires Group (“TLG”) and LocusLabs, Inc (“LocusLabs”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed TLG's or LocusLab's internal control over financial reporting as of November 30, 2019. Excluding the acquisitions, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating TLG and LocusLabs into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints in the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current officers and one former executive violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek class certification, unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2019, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 5.	Other Information
Declaration of Dividend
On January 8, 2020, the the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on February 3, 2020 to stockholders of record on January 20, 2020.
Results of Annual Stockholders Meeting
At our annual meeting of stockholders held on January 8, 2020 in Atlanta, Georgia, the stockholders considered and voted on the following proposals:
PROPOSAL 1 - Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
W. Patrick Battle	30,483,439	2,766,694	82,548	1,862,877
Peter C. Browning	28,472,820	4,482,628	377,233	1,862,877
G. Douglas Dillard, Jr.	30,494,518	2,755,419	82,744	1,862,877
James H. Hance, Jr.	32,712,264	598,739	21,678	1,862,877
Robert F. McCullough	31,608,357	1,407,760	316,564	1,862,877
Vernon J. Nagel	30,904,155	2,118,266	310,260	1,862,877
Dominic J. Pileggi	32,720,176	590,907	21,598	1,862,877
Ray M. Robinson	24,686,079	8,561,037	85,565	1,862,877
Mary A. Winston	32,506,540	798,546	27,595	1,862,877
PROPOSAL 2 - Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
34,269,962	861,160	64,436
PROPOSAL 3 - The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
10,992,139	22,221,810	118,732	1,862,877
Pursuant to the foregoing votes, the Company's stockholders: (i) elected nine directors nominated by the Board of Directors and listed above for a one-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm; and (iii) did not approve, on an advisory basis, the Company's named executive officer compensation.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2020	By:	/S/ VERNON J. NAGEL
VERNON J. NAGEL CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2020	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)