Form 10-Q
period 2020-02-29
ACUITY BRANDS INC
filed 2020-04-02
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020.

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
Common stock — $0.01 par value — 39,641,456 shares as of March 30, 2020.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 29, 2020	August 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380.6	$461.0
Accounts receivable, less reserve for doubtful accounts of $1.4 and $1.0, respectively	506.7	561.0
Inventories	348.6	340.8
Prepayments and other current assets	71.9	79.0
Total current assets	1,307.8	1,441.8
Property, plant, and equipment, net	279.3	277.3
Operating lease right-of-use assets	59.4	—
Goodwill	1,089.6	967.3
Intangible assets, net	628.8	466.0
Deferred income taxes	2.1	2.3
Other long-term assets	29.7	17.7
Total assets	$3,396.7	$3,172.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333.5	$338.8
Current maturities of debt	15.4	9.1
Current operating lease liabilities	16.6	—
Accrued compensation	55.6	73.2
Other accrued liabilities	151.1	175.0
Total current liabilities	572.2	596.1
Long-term debt	390.8	347.5
Long-term operating lease liabilities	48.1	—
Accrued pension liabilities	96.9	99.7
Deferred income taxes	117.8	92.7
Self-insurance reserves	7.0	6.8
Other long-term liabilities	118.8	110.7
Total liabilities	1,351.6	1,253.5
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,859,675 and 53,778,155 issued, respectively	0.5	0.5
Paid-in capital	950.6	930.0
Retained earnings	2,399.6	2,295.8
Accumulated other comprehensive loss	(149.6)	(151.4)
Treasury stock, at cost — 14,325,197 and 14,325,197 shares, respectively	(1,156.0)	(1,156.0)
Total stockholders’ equity	2,045.1	1,918.9
Total liabilities and stockholders’ equity	$3,396.7	$3,172.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$824.2	$854.4	$1,658.9	$1,787.0
Cost of products sold	480.3	520.5	959.2	1,085.6
Gross profit	343.9	333.9	699.7	701.4
Selling, distribution, and administrative expenses	260.9	237.6	526.2	487.7
Special charges	1.6	0.4	8.5	1.4
Operating profit	81.4	95.9	165.0	212.3
Other expense:
Interest expense, net	5.7	8.6	14.0	17.3
Miscellaneous expense, net	1.0	1.1	2.4	2.4
Total other expense	6.7	9.7	16.4	19.7
Income before income taxes	74.7	86.2	148.6	192.6
Income tax expense	17.5	19.9	34.4	46.7
Net income	$57.2	$66.3	$114.2	$145.9

Earnings per share:
Basic earnings per share	$1.45	$1.68	$2.89	$3.67
Basic weighted average number of shares outstanding	39.5	39.5	39.5	39.7
Diluted earnings per share	$1.44	$1.67	$2.88	$3.66
Diluted weighted average number of shares outstanding	39.7	39.6	39.7	39.8
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$57.2	$66.3	$114.2	$145.9
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(3.7)	4.9	(1.8)	(3.9)
Defined benefit plans, net of tax	1.7	1.4	3.6	4.0
Other comprehensive (loss) income items, net of tax	(2.0)	6.3	1.8	0.1
Comprehensive income	$55.2	$72.6	$116.0	$146.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$114.2	$145.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	49.8	43.3
Share-based payment expense	24.7	15.3
Loss on sale or disposal of property, plant, and equipment	0.1	0.4
Deferred income taxes	(0.1)	0.4
Change in assets and liabilities, net of effect of acquisitions, divestitures, and exchange rate changes:
Accounts receivable	66.9	139.6
Inventories	8.3	(1.3)
Prepayments and other current assets	(4.0)	(21.8)
Accounts payable	(12.3)	(102.6)
Other current liabilities	(46.1)	(38.9)
Other	13.2	8.0
Net cash provided by operating activities	214.7	188.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(24.9)	(24.9)
Proceeds from sale of property, plant, and equipment	0.2	—
Acquisition of businesses, net of cash acquired	(302.9)	—
Other investing activities	(1.9)	2.9
Net cash used for investing activities	(329.5)	(22.0)
Cash flows from financing activities:
Borrowings on credit facility	400.0	86.5
Repayments of borrowings on credit facility	—	(86.5)
Repayments of long-term debt	(350.5)	(0.2)
Repurchases of common stock	—	(48.7)
Proceeds from stock option exercises and other	0.5	0.3
Payments of taxes withheld on net settlement of equity awards	(4.7)	(4.3)
Dividends paid	(10.4)	(10.5)
Net cash provided by (used for) financing activities	34.9	(63.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—
Net change in cash and cash equivalents	(80.4)	102.9
Cash and cash equivalents at beginning of period	461.0	129.1
Cash and cash equivalents at end of period	$380.6	$232.0
Supplemental cash flow information:
Income taxes paid during the period	$29.9	$63.2
Interest paid during the period	$23.8	$24.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 29, 2020, our consolidated comprehensive income for the three and six months ended February 29, 2020 and February 28, 2019, and our consolidated cash flows for the six months ended February 29, 2020 and February 28, 2019. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2019 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 29, 2020 and February 28, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020. Additionally, we are uncertain of the impact of the COVID-19 pandemic to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

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
Accounting for Fiscal 2020 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for TLG and LocusLabs are reflected on the Consolidated Balance Sheets as of February 29, 2020. The aggregate purchase price of these acquisitions reflects preliminary total goodwill and identified intangible assets of approximately $125.3 million and $183.1 million, respectively, as of February 29, 2020. Identified intangible assets consist of indefinite-lived marketing related intangibles as well as definite-lived customer-based and technology-based assets, which have a preliminary weighted average useful life of approximately 16 years. These amounts are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as we finalize the allocations. The operating results of the acquisitions have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
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

Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2020
Accounting Standards Codification (“ASC”) 842 — Leases (“ASC 842”)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use (“ROU”) asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases (“ASC 842”).
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
Accounting Standards Yet to Be Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.
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
We have an implementation team tasked with reviewing our financial assets and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team has begun reviewing our portfolio of financial assets and assessing potential impacts of the new standard. The implementation team reports its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. Our current financial asset portfolio consists primarily of trade receivables, and we preliminarily expect ASU 2016-13 to immaterially impact our computation of expected credit losses on trade receivables. We will adopt the amendments as required in fiscal 2021.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level hierarchy that categorizes market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $380.6 million and $461.0 million as of February 29, 2020 and August 31, 2019, respectively.
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
The carrying values and estimated fair values of certain of our financial instruments (Level 2) were as follows as of the dates presented (in millions):

	February 29, 2020		August 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$—	$—	$349.9	$352.7
Borrowings under Term Loan Facility	400.0	400.0	—	—
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.2	2.4	2.7	2.9

Borrowings under our unsecured delayed draw term loan facility (the “Term Loan Facility”) and the industrial revenue bond (“IRB”) are carried at the outstanding balance as of the end of the reporting period. The borrowings under the Term Loan Facility and the IRB are variable-rate instruments that reset on a weekly basis; therefore, we estimate that the face amounts of these instruments approximate their fair value as of February 29, 2020 based on instruments of similar terms and maturity (Level 2). See Note 10 — Debt and Lines of Credit for further details on our long-term borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	February 29, 2020	August 31, 2019
Raw materials, supplies, and work in process (1)	$188.8	$179.4
Finished goods	185.3	183.7
Inventories excluding reserves	374.1	363.1
Less: Reserves	(25.5)	(22.3)
Total inventories	$348.6	$340.8

_______________________________________
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consisted of the following as of the dates presented (in millions):

	February 29, 2020	August 31, 2019
Land	$22.7	$22.6
Buildings and leasehold improvements	193.6	190.7
Machinery and equipment	571.9	544.4
Total property, plant, and equipment, at cost	788.2	757.7
Less: Accumulated depreciation and amortization	(508.9)	(480.4)
Property, plant, and equipment, net	$279.3	$277.3

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
Generally, the rate implicit in our leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of February 29, 2020 was 2.2%.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	February 29, 2020
2020	$9.3
2021	16.1
2022	11.5
2023	8.5
2024	6.0
Thereafter	17.7
Total undiscounted lease payments	69.1
Less: Discount due to interest	(4.4)
Present value of lease liabilities	$64.7

The weighted average remaining lease term for our operating leases was six years as of February 29, 2020.
Lease cost is recorded within Cost of products sold or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related ROU asset. The components of total lease cost were as follows for the period presented (in millions):

	Three Months Ended	Six Months Ended
	February 29, 2020	February 29, 2020
Operating lease cost	$4.4	$9.3
Variable lease cost	0.4	1.2
Short-term lease cost	0.9	1.2
Total lease cost	$5.7	$11.7

Prior to the adoption of ASC 842, we recognized rent expense of $5.4 million and $10.9 million during the three and six months ended February 28, 2019, respectively.
Cash paid for operating lease liabilities during the six months ended February 29, 2020 was $9.3 million. ROU assets obtained in exchange for lease liabilities, including those obtained from recent acquisitions, during the six months ended February 29, 2020 were $8.8 million.
We do not have material leases that have not yet commenced as of February 29, 2020 that create significant rights and obligations.
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
We recorded amortization expense of $10.4 million and $7.7 million during the three months ended February 29, 2020 and February 28, 2019, respectively, and $20.0 million and $15.4 million during the six months ended February 29, 2020 and February 28, 2019, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $40.9 million in fiscal 2020, $38.9 million in fiscal 2021, $38.0 million in fiscal 2022, $36.8 million in fiscal 2023, and $36.0 million in fiscal 2024.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Six Months Ended
	February 29, 2020	February 28, 2019
Beginning balance	$967.3	$970.6
Provisional additions from acquired businesses	147.8	—
Adjustments to provisional amounts from acquired businesses	(23.9)	—
Foreign currency translation adjustments	(1.6)	(2.1)
Ending balance	$1,089.6	$968.5

Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 10 — Debt and Lines of Credit
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the current Revolving Credit Facility as of February 29, 2020 or August 31, 2019. We had $400.0 million in borrowings outstanding under the Term Loan Facility as of February 29, 2020 and no borrowings under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule detailed below, $385.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of February 29, 2020.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR or screen rate for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%. The Term Loan Facility allows for borrowings to be drawn over a period ending December 31, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allowed for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR or screen rate for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We were in compliance with all financial covenants under the Credit Agreement as of February 29, 2020. At February 29, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of February 29, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $3.8 million issued under the Revolving Credit Facility.
Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Long-term Debt
On December 16, 2019, we repaid $350.0 million of senior unsecured notes in full plus accrued interest with borrowings under our Term Loan Facility.
In addition to the long-term portion of borrowings under the Term Loan Facility, we had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in 2021 and $2.2 million outstanding under fixed-rate bank loans outstanding at February 29, 2020. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Interest expense	$6.8	$9.1	$15.8	$18.3
Interest income	(1.1)	(0.5)	(1.8)	(1.0)
Interest expense, net	$5.7	$8.6	$14.0	$17.3

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 29, 2020, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional increases in the accrual may be required, which could have a material adverse impact on our results of operations and cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the estimated liabilities for product warranty and recall costs for the periods presented (in millions):

	Six Months Ended
	February 29, 2020	February 28, 2019
Beginning balance	$11.5	$27.3
Warranty and recall costs	12.5	9.6
Payments and other deductions	(12.5)	(9.2)
Acquired warranty and recall liabilities	0.1	—
ASC 606 adjustments (1)	—	(14.8)
Ending balance	$11.6	$12.9

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
Litigation
We are subject to various other legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish estimated liabilities for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
Net income	—	—	—	57.0	—	—	57.0
Other comprehensive income	—	—	—	—	3.8	—	3.8
Share-based payment amortization, issuances, and cancellations	—	—	12.6	—	—	—	12.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Balance, November 30, 2019	39.5	0.5	942.8	2,347.6	(147.6)	(1,156.0)	1,987.3
Net income	—	—	—	57.2	—	—	57.2
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)
Share-based payment amortization, issuances, and cancellations	—	—	7.5	—	—	—	7.5
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Stock options exercised	—	—	0.1	—	—	—	0.1
Balance, February 29, 2020	39.5	$0.5	$950.6	$2,399.6	$(149.6)	$(1,156.0)	$2,045.1

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	79.6	—	—	79.6
Other comprehensive loss	—	—	—	—	(6.2)	—	(6.2)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Share-based payment amortization, issuances, and cancellations	0.1	—	3.8	—	—	—	3.8
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Repurchases of common stock	(0.2)	—	—	—	—	(25.0)	(25.0)
Balance, November 30, 2018	39.9	0.5	910.2	2,060.6	(121.0)	(1,099.4)	1,750.9
Net income	—	—	—	66.3	—	—	66.3
Other comprehensive income	—	—	—	—	6.3	—	6.3
Share-based payment amortization, issuances, and cancellations	—	—	7.1	—	—	—	7.1
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.2)	—	—	—	—	(23.7)	(23.7)
Balance, February 28, 2019	39.7	$0.5	$917.5	$2,121.6	$(114.7)	$(1,123.1)	$1,801.8

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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	February 29, 2020	August 31, 2019
Current deferred revenues	$7.0	$4.7
Non-current deferred revenues	50.1	46.4

Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the six months ended February 29, 2020 totaled $2.4 million.
Unsatisfied performance obligations as of February 29, 2020 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.
Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Independent sales network	$596.9	$572.4	$1,214.9	$1,223.4
Direct sales network	73.3	87.3	157.6	186.3
Retail sales	56.8	73.6	110.2	158.8
Corporate accounts	54.8	74.4	88.3	125.6
Other	42.4	46.7	87.9	92.9
Total	$824.2	$854.4	$1,658.9	$1,787.0

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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Share-based payment expense	$8.0	$7.5	$24.7	$15.3

Further details regarding our stock options, restricted shares, and director compensation award programs and our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statements within our Form 10-K.
Equity Plan Updates
Beginning in fiscal 2020, the Board of Directors (the “Board”) approved grants of performance share units to certain executives and key employees. These shares vest over a three-year period and are valued at the closing stock price on the date of grant. During the second quarter, additional performance shares were issued to certain key employees that vest over a two-year period based on the level of achievement of established performance thresholds and were valued at the closing stock price on the date of grant. The actual number of performance shares earned for these awards will be determined at the end of the related two-year or three-year period based on the level of achievement of established performance thresholds. We recognize compensation expense for these awards proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. As of February 29, 2020, we had approximately 67,000 performance share units outstanding.
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
Stock Options
As of February 29, 2020, we had approximately 917,000 options outstanding to officers and other key employees. The increase from the prior fiscal year end was due to a grant on January 31, 2020 of 500,000 options that have an exercise price equal to or greater than the fair market value of our stock as of the grant date. Of these options, 400,000 vest and become exercisable over a three year period (the "Service Options"). The remaining 100,000 vest and become exercisable over a four year period and are also subject to a market condition (the "Market Options"). All of these options expire after ten years from the date of grant.
The following weighted average assumptions were used to estimate the fair value of stock options granted in the second quarter fiscal 2020:

	Service Options	Market Options
Valuation Methodology	Black-Scholes	Monte Carlo Simulation
Dividend yield	0.4%	0.4%
Expected volatility	33.7%	33.7%
Risk-free interest rate	1.3%	1.5%
Expected life of options	5 years	7 years
Weighted-average fair value of options	$34.22	$44.74

The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant for the Service Options and equal to the contractual term for the Market Options. We used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs noted above are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2019	0.4		$146.70	0.3		$147.51
Granted	0.5		$121.87
Exercised	—	*	$116.36
Canceled	—	*	—
Outstanding at February 29, 2020	0.9		$133.18	0.4		$151.07

Range of option exercise prices:
$40.01 - $100.00 (average life - 2.6 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 8.8 years)	0.7		$123.02	0.2		$126.16
$160.01 - $210.00 (average life - 5.7 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 6.7 years)	—	*	$239.76	—	*	$239.76
___________________________
* Represents shares of less than 0.1 million.
There were 522 shares issued from option exercises during fiscal 2020, and no options were exercised during fiscal 2019. As of February 29, 2020, the total intrinsic value of options outstanding was $2.6 million, the total intrinsic value of options expected to vest was $2.6 million, and the total intrinsic value of options exercisable was $2.6 million. As of February 29, 2020, there was $18.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Service cost	$1.1	$0.8	$2.3	$1.6
Interest cost	1.9	2.3	3.7	4.5
Expected return on plan assets	(3.1)	(3.2)	(6.2)	(6.3)
Amortization of prior service cost	1.0	0.7	2.0	1.5
Settlement loss	—	—	—	0.4
Recognized actuarial loss	1.4	1.0	2.8	2.1
Net periodic pension cost	$2.3	$1.6	$4.6	$3.8

Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 — Special Charges
During fiscal 2020, we recognized pre-tax special charges of $8.5 million. The fiscal 2020 special charge consisted primarily of severance costs and ROU asset lease impairments related to planned facility closures. Additionally, we recognized charges for relocation costs and ROU lease asset impairment charges associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities and to integrate recent acquisitions will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Severance and employee-related costs	$0.6	$(0.3)	$5.7	$(0.8)
Other restructuring costs	1.0	0.7	2.8	2.2
Total special charges	$1.6	$0.4	$8.5	$1.4

As of February 29, 2020, remaining restructuring reserves were $4.0 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

	Fiscal 2020 Actions	Fiscal 2019 Actions	Fiscal 2018 Actions	Total
Balance at August 31, 2019	$—	$1.3	$0.6	1.9
Severance costs	5.8	0.1	(0.2)	5.7
Payments made during the period	(2.1)	(1.1)	(0.4)	(3.6)
Balance at February 29, 2020	$3.7	$0.3	$—	$4.0

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income	$57.2	$66.3	$114.2	$145.9
Basic weighted average shares outstanding	39.5	39.5	39.5	39.7
Common stock equivalents	0.2	0.1	0.2	0.1
Diluted weighted average shares outstanding	39.7	39.6	39.7	39.8
Basic earnings per share	$1.45	$1.68	$2.89	$3.67
Diluted earnings per share	$1.44	$1.67	$2.88	$3.66

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents stock options and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Stock options	443,595	314,673	361,283	290,360
Performance stock awards	—	—	7,569	—
Restricted stock awards	102,210	189,683	116,962	194,232

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
The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive loss before reclassifications	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.6	3.6
Net current period other comprehensive (loss) income	(1.8)	3.6	1.8
Balance at February 29, 2020	$(67.2)	$(82.4)	$(149.6)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive (loss) income before reclassifications	(3.9)	0.9	(3.0)
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.1	3.1
Net current period other comprehensive (loss) income	(3.9)	4.0	0.1
Balance at February 28, 2019	$(57.8)	$(56.9)	$(114.7)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	February 29, 2020			February 28, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(3.7)	$—	$(3.7)	$4.9	$—	$4.9
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.0	(0.3)	0.7	0.7	(0.1)	0.6
Actuarial losses	1.4	(0.4)	1.0	1.0	(0.2)	0.8
Total defined benefit pension plans, net	2.4	(0.7)	1.7	1.7	(0.3)	1.4
Other comprehensive (loss) income	$(1.3)	$(0.7)	$(2.0)	$6.6	$(0.3)	$6.3

	Six Months Ended
	February 29, 2020			February 28, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.8)	$—	$(1.8)	$(3.9)	$—	$(3.9)
Defined benefit pension plans:
Actuarial gain or loss	—	—	—	1.3	(0.4)	0.9
Amortization of defined benefit pension items:
Prior service cost	2.0	(0.5)	1.5	1.5	(0.3)	1.2
Actuarial losses	2.8	(0.7)	2.1	2.1	(0.5)	1.6
Settlement losses	—	—	—	0.4	(0.1)	0.3
Total defined benefit pension plans, net	4.8	(1.2)	3.6	5.3	(1.3)	4.0
Other comprehensive income	$3.0	$(1.2)	$1.8	$1.4	$(1.3)	$0.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of February 29, 2020 and for the three and six months ended February 29, 2020 and February 28, 2019. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (“Form 10-K”).

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, smart cities, and the smart grid, and allows businesses to develop custom applications to scale their operations. As of February 29, 2020, we operate 22 manufacturing facilities and eight distribution facilities along with four warehouses to serve our extensive customer base.
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
The results of operations for the three and six months ended February 29, 2020 and February 28, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to seasonality, which results in our net sales and net income generally being higher in the second half of our fiscal year, the impact of any acquisitions, and, among other reasons, the continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020. Additionally, we are uncertain of the impact of the COVID-19 pandemic to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
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
For the first six months of fiscal 2020, we paid $24.9 million for property, plant, and equipment, primarily for equipment, tooling, new and enhanced information technology capabilities, and facility enhancements. We currently expect to spend a similar amount on capital expenditures throughout the second half of fiscal 2020.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of February 29, 2020, 1.45 million shares had been repurchased under this authorization. No shares were repurchased in fiscal 2020. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled, including our borrowings under our unsecured delayed draw term loan facility (the “Term Loan Facility”); making required contributions to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and capacity, will sufficiently support our long-term liquidity needs. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Cash Flow
We use available cash and cash flow from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.

Our cash position at February 29, 2020 was $380.6 million, a decrease of $80.4 million from August 31, 2019. During the six months ended February 29, 2020, we generated net cash flows from operations of $214.7 million. Cash generated from operating activities, cash on-hand, and additional long-term debt borrowings were used during the six months ended February 29, 2020 primarily to repay our repay long term debt obligations due of $350.5 million, to fund acquisitions of $302.9 million, to fund capital expenditures of $24.9 million, to pay dividends to stockholders of $10.4 million, and to pay withholding taxes on the net settlement of equity awards of $4.7 million.
We generated $214.7 million of cash flow from operating activities during the six months ended February 29, 2020 compared with $188.3 million in the prior-year period, an increase of $26.4 million, due primarily to lower working capital requirements, partially offset by lower net income.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $24.9 million during the first six months of fiscal 2020 and 2019 for property, plant, and equipment, primarily related to investments in equipment, tooling, new and enhanced information technology capabilities, and facility enhancements.
Capitalization
As of February 29, 2020, our capital structure was comprised principally of borrowings on the Term Loan Facility and equity of our stockholders. Total debt outstanding was $406.2 million at February 29, 2020 and consisted primarily of variable-rate obligations. At August 31, 2019, total debt outstanding was $356.6 million, which consisted primarily of fixed-rate obligations.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. We had no borrowings outstanding under the current Revolving Credit Facility as of February 29, 2020 or August 31, 2019. We had $400.0 million in borrowings outstanding under the Term Loan Facility as of February 29, 2020 and no borrowings outstanding under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule, $385.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of February 29, 2020.
In December 2019, we borrowed the full $400.0 million available under our Term Loan Facility. The proceeds were primarily used to repay the $350.0 million of senior unsecured notes, which matured on December 15, 2019, and the related accrued interest in full. Borrowings under the Term Loan Facility amortize in equal quarterly installments per year as described in the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. Additionally, see Debt and Lines of Credit footnote for interest rates related to the Term Loan Facility. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2019.
We were in compliance with all financial covenants under the Credit Agreement as of February 29, 2020. At February 29, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of February 29, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $3.8 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first six months of fiscal 2020, our consolidated stockholders’ equity increased $126.2 million to $2.05 billion at February 29, 2020, from $1.92 billion at August 31, 2019. The increase was due primarily to comprehensive income, partially offset by the payment of dividends. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 16.6% and 15.7% at February 29, 2020 and August 31, 2019, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 1.2% and (5.8)% at February 29, 2020 and August 31, 2019, respectively.

Dividends
We paid dividends on our common stock of $10.4 million and $10.5 million ($0.26 per share) during the six months ended February 29, 2020 and February 28, 2019, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Second Quarter of Fiscal 2020 Compared with Second Quarter of Fiscal 2019
The following table sets forth information comparing the components of net income for the three months ended February 29, 2020 and February 28, 2019 (in millions except per share data):

	Three Months Ended
	February 29, 2020	February 28, 2019	Increase (Decrease)		Percent Change
Net sales	$824.2	$854.4	$(30.2)		(3.5)%
Cost of products sold	480.3	520.5	(40.2)		(7.7)%
Gross profit	343.9	333.9	10.0		3.0%
Percent of net sales	41.7%	39.1%	260	bps
Selling, distribution, and administrative expenses	260.9	237.6	23.3		9.8%
Special charges	1.6	0.4	1.2		NM
Operating profit	81.4	95.9	(14.5)		(15.1)%
Percent of net sales	9.9%	11.2%	(130)	bps
Other expense:
Interest expense, net	5.7	8.6	(2.9)		(33.7)%
Miscellaneous expense, net	1.0	1.1	(0.1)		(9.1)%
Total other expense	6.7	9.7	(3.0)		(30.9)%
Income before income taxes	74.7	86.2	(11.5)		(13.3)%
Percent of net sales	9.1%	10.1%	(100)	bps
Income tax expense	17.5	19.9	(2.4)		(12.1)%
Effective tax rate	23.4%	23.1%
Net income	$57.2	$66.3	$(9.1)		(13.7)%
Diluted earnings per share	$1.44	$1.67	$(0.23)		(13.8)%
NM - not meaningful
Net sales were $824.2 million for the three months ended February 29, 2020 compared with $854.4 million reported for the three months ended February 28, 2019, a decrease of $30.2 million, or 3.5%. For the three months ended February 29, 2020, we reported net income of $57.2 million, a decrease of $9.1 million, or 13.7%, compared with $66.3 million for the three months ended February 28, 2019. For the second quarter of fiscal 2020, diluted earnings per share decreased 13.8% to $1.44 compared with $1.67 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of manufacturing inefficiencies, acquisition-related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	February 29, 2020		February 28, 2019		Increase (Decrease)	Percent Change
Gross profit	$343.9		$333.9		$10.0	3.0%
Percent of net sales		41.7%		39.1%	260	bps
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	0.1		—
Adjusted gross profit	$344.0		$334.8		$9.2	2.7%
Percent of net sales		41.7%		39.2%	250	bps

Selling, distribution, and administrative expenses	$260.9		$237.6		$23.3	9.8%
Percent of net sales		31.7%		27.8%	390	bps
Less: Amortization of acquired intangible assets	(10.4)		(7.7)
Less: Share-based payment expense	(8.0)		(7.5)
Less: Acquisition-related items (2)	(0.2)		—
Adjusted selling, distribution, and administrative expenses	$242.3		$222.4		$19.9	8.9%
Percent of net sales		29.4%		26.0%	340	bps

Operating profit	$81.4		$95.9		$(14.5)	(15.1)%
Percent of net sales		9.9%		11.2%	(130)	bps
Add-back: Amortization of acquired intangible assets	10.4		7.7
Add-back: Share-based payment expense	8.0		7.5
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	0.3		—
Add-back: Special charges	1.6		0.4
Adjusted operating profit	$101.7		$112.4		$(10.7)	(9.5)%
Percent of net sales		12.3%		13.2%	(90)	bps

Net income	$57.2		$66.3		$(9.1)	(13.7)%
Add-back: Amortization of acquired intangible assets	10.4		7.7
Add-back: Share-based payment expense	8.0		7.5
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	0.3		—
Add-back: Special charges	1.6		0.4
Total pre-tax adjustments to net income	20.3		16.5
Income tax effects	(4.4)		(3.8)
Adjusted net income	$73.1		$79.0		$(5.9)	(7.5)%

Diluted earnings per share	$1.44		$1.67		$(0.23)	(13.8)%
Adjusted diluted earnings per share	$1.84		$1.99		$(0.15)	(7.5)%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include profit in inventory and professional fees.
Net Sales
Net sales for the three months ended February 29, 2020 decreased 3.5% compared with the prior-year period due primarily to a 7% decrease in sales volumes, partially offset by a contribution from acquired businesses of approximately 3% and a 1% net favorable change in product prices and mix of products sold (“price/mix”). Changes in foreign currency rates did not have a meaningful impact on second quarter net sales. Fiscal 2020 second quarter net sales reflected a decline across all key sales channels compared with the prior year except the independent sales network, which increased due primarily to the benefits from acquisitions. The overall volume decline from the prior year was a result of several factors including an estimated market decline in the low single digits; the elimination of certain products in our portfolio negatively impacted by the increases in tariffs sold primarily through the retail sales channel that did not meet our return objectives; and lower activity of relight projects for certain large corporate accounts customers.
Gross Profit
Gross profit for the second quarter of fiscal 2020 increased $10.0 million, or 3.0%, to $343.9 million compared with $333.9 million in the prior-year period, due primarily to the contribution from acquisitions, lower costs for certain inputs, and favorable price/mix. These increases were partially offset by lower sales volume and increased tariffs. Gross profit margin increased 260 basis points to 41.7% for the three months ended February 29, 2020 compared with 39.1% in the prior-year period. The improvement in gross profit margin was due primarily to favorable sales channel mix and contribution from acquisitions, partially offset by the mix of products sold and lower net sales volume. Adjusted gross profit margin for the three months ended February 29, 2020 increased 250 basis points to 41.7% compared with 39.2% in the prior year period.
Operating Profit
SD&A expenses for the three months ended February 29, 2020 were $260.9 million compared with $237.6 million in the prior-year period, an increase of $23.3 million, or 9.8%. The increase in SD&A expenses was due primarily to the addition of acquisitions, including higher employee costs and amortization of acquired intangibles, increased commissions, higher professional fees, and increased variable incentive compensation. SD&A expenses for the second quarter of fiscal 2020 were 31.7% of net sales compared with 27.8% for the prior-year period. Adjusted SD&A expenses for the three months ended February 29, 2020 were $242.3 million (29.4% of net sales) compared with $222.4 million (26.0% of net sales) in the prior-year period.
We recognized pre-tax special charges of $1.6 million during the second quarter of fiscal 2020 compared with pre-tax special charges of $0.4 million recorded during the second quarter of fiscal 2019. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the second quarter of fiscal 2020 was $81.4 million (9.9% of net sales) compared with $95.9 million (11.2% of net sales) for the prior-year period, a decrease of $14.5 million, or 15.1%. The decrease in operating profit was due to higher SD&A expenses and increased special charges, partially offset by increased gross profit. Adjusted operating profit decreased $10.7 million, or 9.5%, to $101.7 million for the second quarter of fiscal 2020 compared with $112.4 million for the second quarter of fiscal 2019. Adjusted operating profit margin decreased to 12.3% for the second quarter of fiscal 2020 compared with 13.2% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $5.7 million and $8.6 million for the three months ended February 29, 2020 and February 28, 2019, respectively. The decrease in interest expense is due primarily to the interest savings associated with refinancing the previously outstanding 6% senior unsecured notes with funds under the term loan, which are subject to lower short-term borrowing rates. We reported net miscellaneous expense of $1.0 million and $1.1 million for the three months ended February 29, 2020 and February 28, 2019, respectively.
Income Taxes and Net Income
Our effective income tax rate was 23.4% and 23.1% for the three months ended February 29, 2020 and February 28, 2019, respectively. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2020, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2020 decreased $9.1 million to $57.2 million from $66.3 million reported for the prior-year period. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower interest expense and income tax expense. Diluted earnings per share for the three months ended February 29, 2020 decreased $0.23 to $1.44 compared with diluted earnings per share of $1.67 for the prior-year period. This decrease reflects lower net income. Adjusted net income for the second quarter of fiscal 2020 was $73.1 million, compared with $79.0 million in the prior-year period, a decrease of $5.9 million, or 7.5%. Adjusted diluted earnings per share for the three months ended February 29, 2020 decreased $0.15, or 7.5%, to $1.84 compared with $1.99 for the prior-year period.

First Six Months of Fiscal 2020 Compared with First Six Months of Fiscal 2019
The following table sets forth information comparing the components of net income for the six months ended February 29, 2020 and February 28, 2019 (in millions except per share data):

	Six Months Ended
	February 29, 2020	February 28, 2019	Increase (Decrease)		Percent Change
Net sales	$1,658.9	$1,787.0	$(128.1)		(7.2)%
Cost of products sold	959.2	1,085.6	(126.4)		(11.6)%
Gross profit	699.7	701.4	(1.7)		(0.2)%
Percent of net sales	42.2%	39.3%	290	bps
Selling, distribution, and administrative expenses	526.2	487.7	38.5		7.9%
Special charges	8.5	1.4	7.1		NM
Operating profit	165.0	212.3	(47.3)		(22.3)%
Percent of net sales	9.9%	11.9%	(200)	bps
Other expense (income)
Interest expense, net	14.0	17.3	(3.3)		(19.1)%
Miscellaneous expense, net	2.4	2.4	—		—%
Total other expense	16.4	19.7	(3.3)		(16.8)%
Income before income taxes	148.6	192.6	(44.0)		(22.8)%
Percent of net sales	9.0%	10.8%	(180)	bps
Income tax expense	34.4	46.7	(12.3)		(26.3)%
Effective tax rate	23.1%	24.2%
Net income	$114.2	$145.9	$(31.7)		(21.7)%
Diluted earnings per share	$2.88	$3.66	$(0.78)		(21.3)%
NM - not meaningful

Net sales were $1.66 billion for the six months ended February 29, 2020 compared with $1.79 billion reported for the six months ended February 28, 2019, a decrease of $128.1 million, or 7.2%. For the six months ended February 29, 2020, we reported net income of $114.2 million, a decrease of $31.7 million, or 21.7%, compared with $145.9 million for the six months ended February 28, 2019. For the first six months of fiscal 2020, diluted earnings per share decreased 21.3% to $2.88 compared with $3.66 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of manufacturing inefficiencies, acquisition-related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted SD&A expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Six Months Ended
	February 29, 2020		February 28, 2019		Increase (Decrease)	Percent Change
Gross profit	$699.7		$701.4		$(1.7)	(0.2)%
Percent of net sales		42.2%		39.3%	290	bps
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	1.2		1.2
Adjusted gross profit	$700.9		$703.5		$(2.6)	(0.4)%
Percent of net sales		42.3%		39.4%	290	bps

Selling, distribution, and administrative expenses	$526.2		$487.7		$38.5	7.9%
Percent of net sales		31.7%		27.3%	440	bps
Less: Amortization of acquired intangible assets	(20.0)		(15.4)
Less: Share-based payment expense	(24.7)		(15.3)
Less: Acquisition-related items (2)	(1.3)		—
Adjusted selling, distribution, and administrative expenses	$480.2		$457.0		$23.2	5.1%
Percent of net sales		28.9%		25.6%	330	bps

Operating profit	$165.0		$212.3		$(47.3)	(22.3)%
Percent of net sales		9.9%		11.9%	(200)	bps
Add-back: Amortization of acquired intangible assets	20.0		15.4
Add-back: Share-based payment expense	24.7		15.3
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		1.2
Add-back: Special charges	8.5		1.4
Adjusted operating profit	$220.7		$246.5		$(25.8)	(10.5)%
Percent of net sales		13.3%		13.8%	(50)	bps

Net income	$114.2		$145.9		$(31.7)	(21.7)%
Add-back: Amortization of acquired intangible assets	20.0		15.4
Add-back: Share-based payment expense	24.7		15.3
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		1.2
Add-back: Special charges	8.5		1.4
Total pre-tax adjustments to net income	55.7		34.2
Income tax effect	(12.6)		(8.3)
Adjusted net income	$157.3		$171.8		$(14.5)	(8.4)%

Diluted earnings per share	$2.88		$3.66		$(0.78)	(21.3)%
Adjusted diluted earnings per share	$3.97		$4.31		$(0.34)	(7.9)%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include profit in inventory and professional fees.

Net Sales
Net sales for the six months ended February 29, 2020 decreased $128.1 million, or 7.2%, compared with the prior-year period due primarily to a decrease in sales volume of approximately 12%, partially offset by a contribution from acquired businesses of approximately 3% as well as net favorable change in price/mix of 2%. Changes in foreign currency rates did not have a meaningful impact on the current period's net sales. Fiscal 2020 net sales reflected a decline across all key sales channels compared with the prior year. The overall volume decline from the prior year was a result of several factors including an estimated market decline in the low single digits; the elimination of certain products in our portfolio negatively impacted by the increases in tariffs sold primarily through the retail sales channel that did not meet our return objectives; and lower activity of large projects. Price/mix was impacted by a favorable shift in sales channel mix and, to a lesser extent, realization from price increases implemented in fiscal 2019 partially offset by an unfavorable mix of products sold.
Gross Profit
Gross profit for the first six months of fiscal 2020 decreased $1.7 million compared to the prior-year period, while gross profit margin increased to 42.2% for the six months ended February 29, 2020 compared with 39.3% in the prior-year period. The improvement in gross profit margin was due primarily to favorable sales channel mix, lower costs for certain inputs, and contribution from acquisitions, partially offset by the mix of products sold and lower net sales volume. Adjusted gross profit for the six months ended February 29, 2020 was $700.9 million (42.3% of net sales) compared with $703.5 million (39.4% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 29, 2020 were $526.2 million compared with $487.7 million in the prior-year period, an increase of $38.5 million, or 7.9%. The increase in SD&A expenses was due primarily to higher share-based payment expense, the addition of acquisitions, including employee costs and amortization of acquired intangibles, and higher professional fees. Share-based payment expense increased due to changes made to the equity incentive program as part of the Company’s comprehensive review of its compensation programs, which resulted in the acceleration of share-based payment expense in the first quarter of fiscal 2020.
SD&A expenses for the first six months of fiscal 2020 were 31.7% of net sales compared with 27.3% for the prior-year period. Adjusted SD&A expenses for the six months ended February 29, 2020 were $480.2 million (28.9% of net sales) compared with $457.0 million (25.6% of net sales) in the prior-year period.
We recognized pre-tax special charges of $8.5 million during the first six months of fiscal 2020, compared with pre-tax special charges of $1.4 million during the first six months of fiscal 2019. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2020 was $165.0 million compared with $212.3 million for the prior-year period, a decrease of $47.3 million, or 22.3%. The decrease in operating profit was due primarily to an increase in SD&A expenses as well as higher pre-tax special charges. Adjusted operating profit decreased by $25.8 million, or 10.5%, to $220.7 million for the first six months of fiscal 2020 compared with $246.5 million for the first six months of fiscal 2019. Adjusted operating profit margin for the first six months of fiscal 2020 decreased 50 basis points to 13.3% compared with 13.8% in the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $14.0 million and $17.3 million for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease in interest expense is due primarily to the interest savings associated with refinancing the previously outstanding 6% senior unsecured notes with funds under the term loan, which are subject to lower short-term borrowing rates. We reported net miscellaneous expense of $2.4 million for the six months ended February 29, 2020 and February 28, 2019.
Income Taxes and Net Income
Our effective income tax rate was 23.1% and 24.2% for the six months ended February 29, 2020 and February 28, 2019, respectively. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will approximate 23% for fiscal 2020, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.

Net income for the first six months of fiscal 2020 decreased $31.7 million to $114.2 million from $145.9 million reported for the prior-year period. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower income tax expense. Diluted earnings per share for the six months ended February 29, 2020 decreased $0.78 to $2.88 compared with diluted earnings per share of $3.66 for the prior-year period. This decrease reflects lower net income. Adjusted net income for the first six months of fiscal 2020 was $157.3 million compared with $171.8 million in the prior-year period, a decrease of $14.5 million, or 8.4%. Adjusted diluted earnings per share for the six months ended February 29, 2020 decreased $0.34, or 7.9%, to $3.97 compared with $4.31 for the prior-year period.

Outlook
We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our full year fiscal 2020 results and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on construction, renovation, and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution to continue to operate with minimal disruption for the remainder of fiscal 2020 and beyond, all of which could negatively impact our financial position, results of operations, cash flows, and outlook.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; amortization and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other estimated liabilities; retirement benefits; and litigation. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with the Audit Committee of the Board.
There have been no material changes in our critical accounting estimates during the current period. For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; (c) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, and introduce new lighting and building management solutions; (d) our estimate of our fiscal 2020 effective income tax rate, results of operations, and cash flows; (e) our estimate of future amortization expense; (f) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (g) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (h) our expectations related to mitigating efforts around recently imposed tariffs; (i) our expectations about the resolution of patent litigation, securities class action, trade compliance, and/or other legal matters; and (j) our expectations of the impact of the recent COVID-19 pandemic. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part II, Item 1a. Risk Factors below and Part I, Item 1a. Risk Factors of our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. Our long-term debt as of August 31, 2019 consisted primarily of fixed rate obligations, whereas we had $404 million of variable-rate obligations outstanding as of February 29, 2020, consisting primarily of borrowings under our unsecured delayed draw term loan facility. A 10% increase in market rates at February 29, 2020 would have resulted in $0.2 million of additional after-tax interest tax interest expense for the three and six months ended February 29, 2020. Except for the change in our long-term debt from primarily fixed to variable rate obligations and the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 29, 2020. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the six months ended February 29, 2020, we completed our acquisitions of The Luminaires Group (“TLG”) and LocusLabs, Inc (“LocusLabs”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed TLG's or LocusLab's internal control over financial reporting as of February 29, 2020. Excluding the acquisitions, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating TLG and LocusLabs into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting.

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
Litigation
We are subject to various other legal claims arising in the normal course of business, including patent infringement, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish estimated liabilities for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 29, 2020, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.
Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 5.	Other Information
Declaration of Dividend
On March 27, 2020, the the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on May 1, 2020 to stockholders of record on April 17, 2020.

Item 6.	Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 10	(a)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
	(b)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
	(c)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
	(d)	Form of Severance Agreement	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
	(e)	Form of Change in Control Agreement	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.

	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 2, 2020	By:	/S/ NEIL M. ASHE
NEIL M. ASHE PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 2, 2020	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)