Form 10-Q
period 2020-05-31
ACUITY BRANDS INC
filed 2020-06-30
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020.

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
Common stock — $0.01 par value — 39,637,386 shares as of June 25, 2020.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2020	August 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520.6	$461.0
Accounts receivable, less reserve for doubtful accounts of $1.8 and $1.0, respectively	451.3	561.0
Inventories	355.3	340.8
Prepayments and other current assets	53.1	79.0
Total current assets	1,380.3	1,441.8
Property, plant, and equipment, net	275.1	277.3
Operating lease right-of-use assets	56.7	—
Goodwill	1,086.4	967.3
Intangible assets, net	612.9	466.0
Deferred income taxes	1.9	2.3
Other long-term assets	29.0	17.7
Total assets	$3,442.3	$3,172.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331.3	$338.8
Current maturities of debt	17.8	9.1
Current operating lease liabilities	16.2	—
Accrued compensation	55.8	73.2
Other accrued liabilities	154.8	175.0
Total current liabilities	575.9	596.1
Long-term debt	385.8	347.5
Long-term operating lease liabilities	46.4	—
Accrued pension liabilities	94.7	99.7
Deferred income taxes	119.2	92.7
Self-insurance reserves	7.1	6.8
Other long-term liabilities	117.5	110.7
Total liabilities	1,346.6	1,253.5
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,873,349 and 53,778,155 issued, respectively	0.5	0.5
Paid-in capital	958.0	930.0
Retained earnings	2,454.8	2,295.8
Accumulated other comprehensive loss	(161.6)	(151.4)
Treasury stock, at cost — 14,325,197 and 14,325,197 shares, respectively	(1,156.0)	(1,156.0)
Total stockholders’ equity	2,095.7	1,918.9
Total liabilities and stockholders’ equity	$3,442.3	$3,172.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net sales	$776.2	$947.6	$2,435.1	$2,734.6
Cost of products sold	448.6	564.0	1,407.8	1,649.6
Gross profit	327.6	383.6	1,027.3	1,085.0
Selling, distribution, and administrative expenses	241.3	263.4	767.5	751.1
Special charges	3.3	(0.1)	11.8	1.3
Operating profit	83.0	120.3	248.0	332.6
Other expense:
Interest expense, net	5.4	8.3	19.4	25.6
Miscellaneous (income) expense, net	(0.9)	0.2	1.5	2.6
Total other expense	4.5	8.5	20.9	28.2
Income before income taxes	78.5	111.8	227.1	304.4
Income tax expense	18.1	23.4	52.5	70.1
Net income	$60.4	$88.4	$174.6	$234.3

Earnings per share:
Basic earnings per share	$1.53	$2.23	$4.42	$5.89
Basic weighted average number of shares outstanding	39.5	39.7	39.5	39.8
Diluted earnings per share	$1.52	$2.22	$4.40	$5.87
Diluted weighted average number of shares outstanding	39.7	39.8	39.7	39.9
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$60.4	$88.4	$174.6	$234.3
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(13.8)	(8.7)	(15.6)	(12.6)
Defined benefit plans, net of tax	1.8	1.3	5.4	5.3
Other comprehensive loss items, net of tax	(12.0)	(7.4)	(10.2)	(7.3)
Comprehensive income	$48.4	$81.0	$164.4	$227.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net income	$174.6	$234.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	75.3	65.7
Share-based payment expense	32.5	22.9
Loss on sale or disposal of property, plant, and equipment	0.2	0.6
Asset impairment	1.4	—
Deferred income taxes	0.3	0.2
Accounts receivable	119.9	72.1
Inventories	1.0	20.5
Prepayments and other current assets	13.2	(23.6)
Accounts payable	(14.7)	(71.5)
Other current liabilities	(38.5)	(21.6)
Other	13.1	12.4
Net cash provided by operating activities	378.3	312.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(38.3)	(39.8)
Proceeds from sale of property, plant, and equipment	0.2	—
Acquisition of businesses, net of cash acquired	(303.0)	—
Other investing activities	(1.9)	2.9
Net cash used for investing activities	(343.0)	(36.9)
Cash flows from financing activities:
Borrowings on credit facility	400.0	86.5
Repayments of borrowings on credit facility	(2.5)	(86.5)
Repayments of long-term debt	(350.7)	(0.3)
Repurchases of common stock	—	(48.7)
Proceeds from stock option exercises and other	0.7	0.5
Payments of taxes withheld on net settlement of equity awards	(5.1)	(4.9)
Dividends paid	(15.6)	(15.6)
Net cash provided by (used for) financing activities	26.8	(69.0)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.5)
Net change in cash and cash equivalents	59.6	204.6
Cash and cash equivalents at beginning of period	461.0	129.1
Cash and cash equivalents at end of period	$520.6	$333.7
Supplemental cash flow information:
Income taxes paid during the period	$32.1	$89.0
Interest paid during the period	$26.9	$24.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, and allows businesses to develop custom applications to scale their operations. We have one reportable segment serving the North American lighting market and select international markets.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2020, our consolidated comprehensive income for the three and nine months ended May 31, 2020 and 2019, and our consolidated cash flows for the nine months ended May 31, 2020 and 2019. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2019 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

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
Accounting for Fiscal 2020 Acquisitions
Acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for TLG and LocusLabs are reflected on the Consolidated Balance Sheets as of May 31, 2020. The aggregate purchase price of these acquisitions reflects preliminary total goodwill and identified intangible assets of approximately $127.5 million and $180.7 million, respectively, as of May 31, 2020. Identified intangible assets consist of indefinite-lived marketing related intangibles as well as definite-lived customer-based and technology-based assets, which have a preliminary weighted average useful life of approximately 16 years. These amounts are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of intangible and other acquired assets and liabilities. These amounts are expected to change as we finalize the allocations. The operating results of the acquisitions have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
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
Accounting for Fiscal 2019 Acquisitions
As of May 31, 2020, we have finalized the acquisition accounting for WhiteOptics, LLC. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 and expire on December 31, 2022. The provisions of ASU 2020-04 did not have a material effect on our financial condition, results of operations, and cash flows as of May 31, 2020. We will continue to monitor any impacts of reference rate reform on our financial instruments.
Accounting Standards Yet to Be Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.
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
We have an implementation team tasked with reviewing our financial assets and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team has completed its review of our current portfolio of financial assets and is currently assessing the potential impacts of the new standard. Our current financial asset portfolio consists primarily of trade receivables, and we expect the application of the expected credit loss model will have an immaterial impact on our trade receivable allowances. The implementation team reports its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. We will adopt the amendments as required in fiscal 2021.
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
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $520.6 million and $461.0 million as of May 31, 2020 and August 31, 2019, respectively.
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
The carrying values and estimated fair values of certain of our financial instruments (Level 2) were as follows as of the dates presented (in millions):

	May 31, 2020		August 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured public notes, net of unamortized discount and deferred costs	$—	$—	$349.9	$352.7
Borrowings under Term Loan Facility	397.5	397.5	—	—
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.1	2.2	2.7	2.9

Borrowings under our unsecured delayed draw term loan facility (the “Term Loan Facility”) and the industrial revenue bond (“IRB”) are carried at the outstanding balance as of the end of the reporting period. The borrowings under the Term Loan Facility and the IRB are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that the face amounts of these instruments approximate their fair values as of May 31, 2020 based on instruments of similar terms and maturity (Level 2). See Note 10 — Debt and Lines of Credit for further details on our long-term borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	May 31, 2020	August 31, 2019
Raw materials, supplies, and work in process (1)	$191.1	$179.4
Finished goods	204.4	183.7
Inventories excluding reserves	395.5	363.1
Less: Reserves	(40.2)	(22.3)
Total inventories	$355.3	$340.8

_______________________________________
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consisted of the following as of the dates presented (in millions):

	May 31, 2020	August 31, 2019
Land	$22.4	$22.6
Buildings and leasehold improvements	195.4	190.7
Machinery and equipment	574.2	544.4
Total property, plant, and equipment, at cost	792.0	757.7
Less: Accumulated depreciation and amortization	(516.9)	(480.4)
Property, plant, and equipment, net	$275.1	$277.3

Note 8 — Leases
We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Mexico, and Canada. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets as the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and reflected as a component of lease cost within our Consolidated Statements of Comprehensive Income. Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities. Our leases do not contain significant terms and conditions for variable lease payments.
Generally, the rate implicit in our leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of May 31, 2020 was 2.2%.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	May 31, 2020
2020	$4.8
2021	16.4
2022	11.9
2023	8.9
2024	6.3
Thereafter	18.4
Total undiscounted lease payments	66.7
Less: Discount due to interest	(4.1)
Present value of lease liabilities	$62.6

The weighted average remaining lease term for our operating leases was six years as of May 31, 2020.
Lease cost is recorded within Cost of products sold or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related ROU asset. The components of total lease cost were as follows for the period presented (in millions):

	Three Months Ended	Nine Months Ended
	May 31, 2020	May 31, 2020
Operating lease cost	$4.4	$13.7
Variable lease cost	0.6	1.8
Short-term lease cost	0.9	2.1
Total lease cost	$5.9	$17.6

Prior to the adoption of ASC 842, we recognized rent expense of $5.9 million and $16.8 million during the three and nine months ended May 31, 2019, respectively.
Cash paid for operating lease liabilities during the nine months ended May 31, 2020 was $14.0 million. ROU assets obtained in exchange for lease liabilities, including those obtained from recent acquisitions, during the nine months ended May 31, 2020 were $11.3 million.
We do not have material leases that have not yet commenced as of May 31, 2020 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.

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
We recorded amortization expense of $10.8 million and $7.7 million during the three months ended May 31, 2020 and 2019, respectively, and $30.8 million and $23.1 million during the nine months ended May 31, 2020 and 2019, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.5 million in fiscal 2020, $40.1 million in fiscal 2021, $40.0 million in fiscal 2022, $38.9 million in fiscal 2023, and $38.0 million in fiscal 2024.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Nine Months Ended
	May 31, 2020	May 31, 2019
Beginning balance	$967.3	$970.6
Provisional additions from acquired businesses	147.8	—
Adjustments to provisional amounts from acquired businesses	(21.6)	(0.2)
Foreign currency translation adjustments	(7.1)	(6.3)
Ending balance	$1,086.4	$964.1

Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Impairment Analysis
We performed our annual impairment review for indefinite-lived intangible assets as of June 1, 2020, consisting of 13 trade names with a total carrying value of approximately $174.7 million immediately prior to the annual review. We utilized significant assumptions to estimate the fair value of these intangible assets using a fair value model based on discounted future cash flows (“fair value model”) in accordance with ASC 820. Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. Based on the results of the indefinite-lived intangible asset analyses, we calculated an impairment charge of $1.4 million related to one trade name. We determined the facts and circumstances that gave rise to this impairment existed as of May 31, 2020 and recorded this charge within Selling, distribution, and administrative expenses during the third fiscal quarter. The impairment analyses of the other 12 indefinite-lived intangible assets indicated that their fair values exceeded their carrying values.
Our revenue assumptions were based on our fiscal 2021 projections and recent third-party lighting, controls, and building management solutions market growth estimates for fiscal 2022 through 2030. The long-term growth rate used in determining terminal value was estimated at 3% and was based primarily on our understanding of projections for expected long-term growth within our addressable market and historical long-term performance. Estimated theoretical royalty rates ranged between 1% and 4%. We utilized a range of estimated discount rates for the trade names between 10% and 13%, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and entity specific size premium. No reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would result in an impairment that is material to our financial condition or results of operations.
We also performed our annual impairment test for goodwill as of June 1, 2020 and concluded the fair value of our one reporting unit exceeds its carrying value by a substantial margin. For more details on our testing procedures and significant assumptions related to our annual impairment tests, refer to the Critical Accounting Estimates section of our Form 10-K.

Note 10 — Debt and Lines of Credit
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (“Term Loan Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of May 31, 2020 or August 31, 2019. We had $397.5 million in borrowings outstanding under the Term Loan Facility as of May 31, 2020 and no borrowings under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule detailed below, $380.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of May 31, 2020.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR or screen rate for the applicable currency plus an applicable margin. The Eurocurrency Rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%. The Term Loan Facility allowed for borrowings to be drawn over a period ending December 31, 2019, utilizing up to four separate installments, which are U.S. Dollar denominated. Borrowings under the Term Loan Facility will amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR or screen rate for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
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
We were in compliance with all financial covenants under the Credit Agreement as of May 31, 2020. At May 31, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of May 31, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $3.8 million issued under the Revolving Credit Facility.
Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Long-term Debt
On December 16, 2019, we repaid $350.0 million of senior unsecured notes in full plus accrued interest with borrowings under our Term Loan Facility.
In addition to the long-term portion of borrowings under the Term Loan Facility, we had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021 and $2.1 million outstanding under fixed-rate bank loans outstanding at May 31, 2020. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and Revolving Credit Facility borrowings, partially offset by interest income earned on cash and cash equivalents.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Interest expense	$6.1	$9.1	$21.9	$27.4
Interest income	(0.7)	(0.8)	(2.5)	(1.8)
Interest expense, net	$5.4	$8.3	$19.4	$25.6

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2020, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the estimated liabilities for product warranty and recall costs for the periods presented (in millions):

	Nine Months Ended
	May 31, 2020	May 31, 2019
Beginning balance	$11.5	$27.3
Warranty and recall costs	21.5	12.9
Payments and other deductions	(19.7)	(14.2)
Acquired warranty and recall liabilities	0.1	—
ASC 606 adjustments (1)	—	(14.8)
Ending balance	$13.4	$11.2

______________________________
(1) Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), are now reflected as contract liabilities effective September 1, 2018.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
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

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
Net income	—	—	—	57.0	—	—	57.0
Other comprehensive income	—	—	—	—	3.8	—	3.8
Share-based payment amortization, issuances, and cancellations	—	—	12.6	—	—	—	12.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Balance, November 30, 2019	39.5	0.5	942.8	2,347.6	(147.6)	(1,156.0)	1,987.3
Net income	—	—	—	57.2	—	—	57.2
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)
Share-based payment amortization, issuances, and cancellations	—	—	7.5	—	—	—	7.5
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Stock options exercised	—	—	0.1	—	—	—	0.1
Balance, February 29, 2020	39.5	0.5	950.6	2,399.6	(149.6)	(1,156.0)	2,045.1
Net income	—	—	—	60.4	—	—	60.4
Other comprehensive loss	—	—	—	—	(12.0)	—	(12.0)
Share-based payment amortization, issuances, and cancellations	—	—	7.2	—	—	—	7.2
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Balance, May 31, 2020	39.5	$0.5	$958.0	$2,454.8	$(161.6)	$(1,156.0)	$2,095.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	79.6	—	—	79.6
Other comprehensive loss	—	—	—	—	(6.2)	—	(6.2)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Share-based payment amortization, issuances, and cancellations	0.1	—	3.8	—	—	—	3.8
Employee stock purchase plan issuances	—	—	0.1	—	—	—	0.1
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Repurchases of common stock	(0.2)	—	—	—	—	(25.0)	(25.0)
Balance, November 30, 2018	39.9	0.5	910.2	2,060.6	(121.0)	(1,099.4)	1,750.9
Net income	—	—	—	66.3	—	—	66.3
Other comprehensive income	—	—	—	—	6.3	—	6.3
Share-based payment amortization, issuances, and cancellations	—	—	7.1	—	—	—	7.1
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.2)	—	—	—	—	(23.7)	(23.7)
Balance, February 28, 2019	39.7	0.5	917.5	2,121.6	(114.7)	(1,123.1)	1,801.8
Net income	—	—	—	88.4	—	—	88.4
Other comprehensive loss	—	—	—	—	(7.4)	—	(7.4)
Share-based payment amortization, issuances, and cancellations	—	—	7.0	—	—	—	7.0
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.1)	—	—	(5.1)
Balance, May 31, 2019	39.7	$0.5	$924.7	$2,204.9	$(122.1)	$(1,123.1)	$1,884.9

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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	May 31, 2020	August 31, 2019
Current deferred revenues	$6.6	$4.7
Non-current deferred revenues	51.6	46.4

Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2020 totaled $3.9 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsatisfied performance obligations as of May 31, 2020 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.
Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Independent sales network	$584.3	$650.5	$1,799.2	$1,873.9
Direct sales network	67.3	97.2	224.9	283.5
Retail sales	48.0	58.7	158.2	217.5
Corporate accounts	39.4	96.1	127.7	221.7
Other	37.2	45.1	125.1	138.0
Total	$776.2	$947.6	$2,435.1	$2,734.6

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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Share-based payment expense	$7.8	$7.6	$32.5	$22.9

Further details regarding our stock options, restricted shares, and director compensation award programs and our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Equity Plan Updates
Beginning in fiscal 2020, the Board of Directors (the “Board”) approved grants of performance share units to certain executives and key employees. These shares vest over a three-year period and are valued at the closing stock price on the date of grant. During the second quarter, additional performance shares were issued to certain key employees that vest over a two-year period based on the level of achievement of established performance thresholds and were valued at the closing stock price on the date of grant. The actual number of performance shares earned for these awards will be determined at the end of the related two-year or three-year period based on the level of achievement of established performance thresholds. We recognize compensation expense for these awards proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. As of May 31, 2020, we had approximately 67,000 performance share units outstanding.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options
As of May 31, 2020, we had approximately 917,000 options outstanding to officers and other key employees. The increase from the prior fiscal year end was due to a grant on January 31, 2020 of 500,000 options that have an exercise price equal to or greater than the fair market value of our stock as of the grant date. Of these options, 400,000 vest and become exercisable over a three year period (the "Service Options"). The remaining 100,000 vest and become exercisable over a four year period and are also subject to a market condition (the "Market Options"). All of these options expire after ten years from the date of grant.
The following weighted average assumptions were used to estimate the fair value of stock options granted in the second quarter of fiscal 2020:

	Service Options	Market Options
Valuation Methodology	Black-Scholes	Monte Carlo Simulation
Dividend yield	0.4%	0.4%
Expected volatility	33.7%	33.7%
Risk-free interest rate	1.3%	1.5%
Expected life of options	5 years	7 years
Weighted-average fair value of options	$34.22	$44.74

The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant for the Service Options and equal to the contractual term for the Market Options. We used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs noted above are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income. No options were granted during the third quarter of fiscal 2020.
Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2019	0.4		$146.70	0.3		$147.51
Granted	0.5		$121.87
Exercised	—	*	$116.36
Canceled	—	*	—
Outstanding at May 31, 2020	0.9		$133.18	0.4		$151.07

Range of option exercise prices:
$40.01 - $100.00 (average life - 2.4 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 8.6 years)	0.7		$123.02	0.2		$126.16
$160.01 - $210.00 (average life - 5.4 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 6.4 years)	—	*	$239.76	—	*	$239.76
___________________________
* Represents shares of less than 0.1 million.
There were 522 shares issued from option exercises during fiscal 2020, and no options were exercised during fiscal 2019. As of May 31, 2020, the total intrinsic value of options outstanding was $1.5 million, the total intrinsic value of options expected to vest was zero, and the total intrinsic value of options exercisable was $1.5 million. As of May 31, 2020, there was $16.8 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Service cost	$1.2	$0.8	$3.5	$2.4
Interest cost	1.8	2.2	5.5	6.7
Expected return on plan assets	(3.2)	(3.1)	(9.4)	(9.4)
Amortization of prior service cost	1.0	0.8	3.0	2.3
Settlement loss	—	—	—	0.4
Recognized actuarial loss	1.4	1.0	4.2	3.1
Net periodic pension cost	$2.2	$1.7	$6.8	$5.5

Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 16 — Special Charges
During the first six months of fiscal 2020, we recognized pre-tax special charges of $8.5 million, which consisted primarily of severance costs and ROU asset lease impairments related to planned facility closures. Additionally, we recognized charges for relocation costs and ROU lease asset impairment charges associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities and to integrate recent acquisitions will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Additionally, we recognized pre-tax special charges of $3.3 million during the three months ended May 31, 2020, which consisted primarily of severance and employee-related charges for actions taken in response to reduced demand due to the COVID-19 pandemic.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Severance and employee-related costs	$2.4	$—	$8.1	$(0.8)
Other restructuring costs	0.9	(0.1)	3.7	2.1
Total special charges	$3.3	$(0.1)	$11.8	$1.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of May 31, 2020, remaining restructuring reserves were $4.2 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

	Fiscal 2020 Actions	Fiscal 2019 Actions	Fiscal 2018 Actions	Total
Balance at August 31, 2019	$—	$1.3	$0.6	$1.9
Severance costs	8.2	0.1	(0.2)	8.1
Payments made during the period	(4.2)	(1.2)	(0.4)	(5.8)
Balance at May 31, 2020	$4.0	$0.2	$—	$4.2

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income	$60.4	$88.4	$174.6	$234.3
Basic weighted average shares outstanding	39.5	39.7	39.5	39.8
Common stock equivalents	0.2	0.1	0.2	0.1
Diluted weighted average shares outstanding	39.7	39.8	39.7	39.9
Basic earnings per share	$1.53	$2.23	$4.42	$5.89
Diluted earnings per share	$1.52	$2.22	$4.40	$5.87

The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Stock options	852,719	283,731	528,225	297,445
Performance stock awards	31,604	—	7,351	—
Restricted stock awards	239,528	107,800	229,315	169,672

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive loss before reclassifications	(15.6)	—	(15.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5.4	5.4
Net current period other comprehensive (loss) income	(15.6)	5.4	(10.2)
Balance at May 31, 2020	$(81.0)	$(80.6)	$(161.6)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive (loss) income before reclassifications	(12.6)	0.9	(11.7)
Amounts reclassified from accumulated other comprehensive loss (1)	—	4.4	4.4
Net current period other comprehensive (loss) income	(12.6)	5.3	(7.3)
Balance at May 31, 2019	$(66.5)	$(55.6)	$(122.1)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	May 31, 2020			May 31, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(13.8)	$—	$(13.8)	$(8.7)	$—	$(8.7)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.0	(0.2)	0.8	0.8	(0.2)	0.6
Actuarial losses	1.4	(0.4)	1.0	1.0	(0.3)	0.7
Total defined benefit pension plans, net	2.4	(0.6)	1.8	1.8	(0.5)	1.3
Other comprehensive loss	$(11.4)	$(0.6)	$(12.0)	$(6.9)	$(0.5)	$(7.4)

	Nine Months Ended
	May 31, 2020			May 31, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(15.6)	$—	$(15.6)	$(12.6)	$—	$(12.6)
Defined benefit pension plans:
Actuarial gain or loss	—	—	—	1.3	(0.4)	0.9
Amortization of defined benefit pension items:
Prior service cost	3.0	(0.7)	2.3	2.3	(0.5)	1.8
Actuarial losses	4.2	(1.1)	3.1	3.1	(0.8)	2.3
Settlement losses	—	—	—	0.4	(0.1)	0.3
Total defined benefit pension plans, net	7.2	(1.8)	5.4	7.1	(1.8)	5.3
Other comprehensive loss	$(8.4)	$(1.8)	$(10.2)	$(5.5)	$(1.8)	$(7.3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of May 31, 2020 and for the three and nine months ended May 31, 2020 and 2019. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2019 (“Form 10-K”).

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building management solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building management solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to expand our solutions portfolio, including software and services, to provide a host of other economic benefits resulting from data analytics that enables the Internet of Things (“IoT”), supports the advancement of smart buildings, and allows businesses to develop custom applications to scale their operations. As of May 31, 2020, we operate 20 manufacturing facilities and eight distribution facilities along with three warehouses to serve our extensive customer base.
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
The results of operations for the three and nine months ended May 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2020, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
The COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has resulted in worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. However, our manufacturing operations are deemed essential and continue to operate. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing and distribution and open office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, social-distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we are requiring certain employees whose job functions can be performed remotely to work from home into the forseeable future.

During the third quarter of fiscal 2020, government-mandated and voluntary social distancing measures had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending during the quarter as well as a disruption in our supply chain for certain components, both of which negatively impacted our third quarter fiscal 2020 sales volumes. We also experienced a limited number of temporary facility shutdowns due to government-mandated closures as well as additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. In response to our sales volume declines, we have taken actions to reduce costs, including the realignment of headcount with current volumes, a freeze on all non-essential employee travel, and other efforts to decrease discretionary spending.
Although we have implemented significant measures to mitigate further spread of the virus, our employees, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic. We are continuously monitoring the adverse effects of the pandemic and identifying steps to mitigate those effects. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration and impact. See Part II, Item 1a. Risk Factors for further details regarding the potential impacts of COVID-19 to our results of operations, financial position, and cash flows.
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
For the first nine months of fiscal 2020, we paid $38.3 million for property, plant, and equipment, primarily for tooling, equipment, new and enhanced information technology capabilities, and facility enhancements. We currently expect to invest between $10 million and $15 million on capital expenditures during the fourth quarter of fiscal 2020.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of the Company's common stock. As of May 31, 2020, 1.45 million shares had been repurchased under this authorization. No shares were repurchased in fiscal 2020. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
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
Cash Flow
We use available cash and cash flows from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at May 31, 2020 was $520.6 million, an increase of $59.6 million from August 31, 2019. During the nine months ended May 31, 2020, we generated net cash flows from operations of $378.3 million. Cash generated from operating activities, cash on-hand, and additional long-term debt borrowings were used during the nine months ended May 31, 2020 primarily to repay long term debt obligations due of $350.7 million, to fund acquisitions of $303.0 million, to fund capital expenditures of $38.3 million, to pay dividends to stockholders of $15.6 million, and to pay withholding taxes on the net settlement of equity awards of $5.1 million.
We generated $378.3 million of cash flows from operating activities during the nine months ended May 31, 2020 compared with $312.0 million in the prior-year period, an increase of $66.3 million, due primarily to lower working capital requirements, partially offset by lower net income.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $38.3 million and $39.8 million during the first nine months of fiscal 2020 and 2019, respectively, for property, plant, and equipment, primarily related to investments in tooling, equipment, new and enhanced information technology capabilities, and facility enhancements.
Capitalization
As of May 31, 2020, our capital structure was comprised principally of borrowings on the Term Loan Facility and equity of our stockholders. Total debt outstanding was $403.6 million at May 31, 2020 and consisted primarily of variable-rate obligations. At August 31, 2019, total debt outstanding was $356.6 million and consisted primarily of fixed-rate obligations.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. We had no borrowings outstanding under the Revolving Credit Facility as of May 31, 2020 or August 31, 2019. We had $397.5 million in borrowings outstanding under the Term Loan Facility as of May 31, 2020 and no borrowings outstanding under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule, $380.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of May 31, 2020.
In December 2019, we borrowed the full $400.0 million available under our Term Loan Facility. The proceeds were primarily used to repay the $350.0 million of senior unsecured notes, which matured on December 15, 2019, and the related accrued interest in full. Borrowings under the Term Loan Facility amortize in equal quarterly installments per year as described in the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. Additionally, see the Debt and Lines of Credit footnote for interest rates related to the Term Loan Facility. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2019.
We were in compliance with all financial covenants under the Credit Agreement as of May 31, 2020. At May 31, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of May 31, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $3.8 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first nine months of fiscal 2020, our consolidated stockholders’ equity increased $176.8 million to $2.1 billion at May 31, 2020, from $1.9 billion at August 31, 2019. The increase was due primarily to comprehensive income, partially offset by the payment of dividends. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 16.1% and 15.7% at May 31, 2020 and August 31, 2019, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (5.9)% and (5.8)% at May 31, 2020 and August 31, 2019, respectively.
Dividends
We paid dividends on our common stock of $15.6 million ($0.39 per share) during the nine months ended May 31, 2020 and 2019. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Third Quarter of Fiscal 2020 Compared with Third Quarter of Fiscal 2019
The following table sets forth information comparing the components of net income for the three months ended May 31, 2020 and 2019 (in millions except per share data):

	Three Months Ended
	May 31, 2020	May 31, 2019	Increase (Decrease)		Percent Change
Net sales	$776.2	$947.6	$(171.4)		(18.1)%
Cost of products sold	448.6	564.0	(115.4)		(20.5)%
Gross profit	327.6	383.6	(56.0)		(14.6)%
Percent of net sales	42.2%	40.5%	170	bps
Selling, distribution, and administrative expenses	241.3	263.4	(22.1)		(8.4)%
Special charges	3.3	(0.1)	3.4		NM
Operating profit	83.0	120.3	(37.3)		(31.0)%
Percent of net sales	10.7%	12.7%	(200)	bps
Other expense:
Interest expense, net	5.4	8.3	(2.9)		(34.9)%
Miscellaneous (income) expense, net	(0.9)	0.2	(1.1)		NM
Total other expense	4.5	8.5	(4.0)		(47.1)%
Income before income taxes	78.5	111.8	(33.3)		(29.8)%
Percent of net sales	10.1%	11.8%	(170)	bps
Income tax expense	18.1	23.4	(5.3)		(22.6)%
Effective tax rate	23.1%	20.9%
Net income	$60.4	$88.4	$(28.0)		(31.7)%
Diluted earnings per share	$1.52	$2.22	$(0.70)		(31.5)%
NM - not meaningful
Net sales were $776.2 million for the three months ended May 31, 2020 compared with $947.6 million reported for the three months ended May 31, 2019, a decrease of $171.4 million, or 18.1%. For the three months ended May 31, 2020, we reported net income of $60.4 million, a decrease of $28.0 million, or 31.7%, compared with $88.4 million for the three months ended May 31, 2019. For the third quarter of fiscal 2020, diluted earnings per share decreased 31.5% to $1.52 compared with $2.22 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Three Months Ended
	May 31, 2020		May 31, 2019		Increase (Decrease)	Percent Change
Selling, distribution, and administrative expenses	$241.3		$263.4		$(22.1)	(8.4)%
Percent of net sales		31.1%		27.8%	330	bps
Less: Amortization of acquired intangible assets	(10.8)		(7.7)
Less: Share-based payment expense	(7.8)		(7.6)
Adjusted selling, distribution, and administrative expenses	$222.7		$248.1		$(25.4)	(10.2)%
Percent of net sales		28.7%		26.2%	250	bps

Operating profit	$83.0		$120.3		$(37.3)	(31.0)%
Percent of net sales		10.7%		12.7%	(200)	bps
Add-back: Amortization of acquired intangible assets	10.8		7.7
Add-back: Share-based payment expense	7.8		7.6
Add-back: Special charges	3.3		(0.1)
Adjusted operating profit	$104.9		$135.5		$(30.6)	(22.6)%
Percent of net sales		13.5%		14.3%	(80)	bps

Net income	$60.4		$88.4		$(28.0)	(31.7)%
Add-back: Amortization of acquired intangible assets	10.8		7.7
Add-back: Share-based payment expense	7.8		7.6
Add-back: Special charges	3.3		(0.1)
Total pre-tax adjustments to net income	21.9		15.2
Income tax effects	(5.1)		(3.0)
Adjusted net income	$77.2		$100.6		$(23.4)	(23.3)%

Diluted earnings per share	$1.52		$2.22		$(0.70)	(31.5)%
Adjusted diluted earnings per share	$1.94		$2.53		$(0.59)	(23.3)%
Net Sales
Net sales for the three months ended May 31, 2020 decreased 18.1% compared with the prior-year period due primarily to a 20% decrease in sales volumes, partially offset by a contribution from acquired businesses of approximately 2%. Fiscal 2020 third quarter sales volumes decreased compared with the prior year due primarily to the negative impacts of the COVID-19 pandemic. The change in product prices and mix of products sold (“price/mix”) was flat year over year as a favorable shift in sales channel mix was offset by overall lower pricing. Due to the changing dynamics of our product portfolio, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the third quarter of fiscal 2020 decreased $56.0 million, or 14.6%, to $327.6 million compared with $383.6 million in the prior-year period, due primarily to lower sales volumes as a result of the COVID-19 pandemic as described above, partially offset by lower costs for certain inputs as well as the contribution from acquisitions. Tariffs also continue to impact cost of goods sold and are expected to continue. Gross profit margin increased 170 basis points to 42.2% for the three months ended May 31, 2020 compared with 40.5% in the prior-year period. The improvement in gross profit margin was due primarily to lower costs for certain inputs, contributions from acquisitions, and favorable sales channel mix partially offset by lower average selling prices.
Operating Profit
SD&A expenses for the three months ended May 31, 2020 were $241.3 million compared with $263.4 million in the prior-year period, a decrease of $22.1 million, or 8.4%. The decrease in SD&A expenses was due primarily to decreased freight and commissions associated with lower sales volumes, travel expenses, sales and marketing expenses, and salaried employee costs due in part to the COVID-19 pandemic. These declines were partially offset by additional costs from recent acquisitions, including additional amortization of acquired intangibles, and employee costs. SD&A expenses for the third quarter of fiscal 2020 were 31.1% of net sales compared with 27.8% for the prior-year period.

This increase was due primarily to higher overall commission rates associated with channel mix and acquisitions, increased amortization of acquired intangibles, and higher employee costs from acquisitions. Adjusted SD&A expenses for the three months ended May 31, 2020 were $222.7 million (28.7% of net sales) compared with $248.1 million (26.2% of net sales) in the prior-year period.
We recognized pre-tax special charges of $3.3 million during the third quarter of fiscal 2020 compared with pre-tax special charge credits of $0.1 million recorded during the third quarter of fiscal 2019. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2020 was $83.0 million (10.7% of net sales) compared with $120.3 million (12.7% of net sales) for the prior-year period, a decrease of $37.3 million, or 31.0%. The decrease in operating profit was due to lower gross profit and increased special charges, partially offset by lower SD&A expenses. Adjusted operating profit decreased $30.6 million, or 22.6%, to $104.9 million for the third quarter of fiscal 2020 compared with $135.5 million for the third quarter of fiscal 2019. Adjusted operating profit margin decreased to 13.5% for the third quarter of fiscal 2020 compared with 14.3% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $5.4 million and $8.3 million for the three months ended May 31, 2020 and 2019, respectively. The decrease in interest expense was due primarily to the interest savings associated with refinancing the previously outstanding 6% senior unsecured notes with funds under the Term Loan Facility, which are subject to lower short-term borrowing rates. We reported net miscellaneous income of $0.9 million and net miscellaneous expense $0.2 million for the three months ended May 31, 2020 and 2019, respectively.
Income Taxes and Net Income
Our effective income tax rate was 23.1% and 20.9% for the three months ended May 31, 2020 and 2019, respectively. The increase in the current fiscal tax rate was due primarily to the recognition in fiscal 2019 of certain research and development cost tax credits, including claims for prior periods, that did not recur in the current fiscal year. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2020, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2020 decreased $28.0 million, or 31.7%, to $60.4 million from $88.4 million reported for the prior-year period. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower interest expense and income tax expense. Diluted earnings per share for the three months ended May 31, 2020 decreased $0.70 to $1.52 compared with diluted earnings per share of $2.22 for the prior-year period. This decrease reflects lower net income. Adjusted net income for the third quarter of fiscal 2020 was $77.2 million, compared with $100.6 million in the prior-year period, a decrease of $23.4 million, or 23.3%. Adjusted diluted earnings per share for the three months ended May 31, 2020 decreased $0.59, or 23.3%, to $1.94 compared with $2.53 for the prior-year period.

First Nine Months of Fiscal 2020 Compared with First Nine Months of Fiscal 2019
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2020 and 2019 (in millions except per share data):

	Nine Months Ended
	May 31, 2020	May 31, 2019	Increase (Decrease)		Percent Change
Net sales	$2,435.1	$2,734.6	$(299.5)		(11.0)%
Cost of products sold	1,407.8	1,649.6	(241.8)		(14.7)%
Gross profit	1,027.3	1,085.0	(57.7)		(5.3)%
Percent of net sales	42.2%	39.7%	250	bps
Selling, distribution, and administrative expenses	767.5	751.1	16.4		2.2%
Special charges	11.8	1.3	10.5		NM
Operating profit	248.0	332.6	(84.6)		(25.4)%
Percent of net sales	10.2%	12.2%	(200)	bps
Other expense:
Interest expense, net	19.4	25.6	(6.2)		(24.2)%
Miscellaneous expense, net	1.5	2.6	(1.1)		(42.3)%
Total other expense	20.9	28.2	(7.3)		(25.9)%
Income before income taxes	227.1	304.4	(77.3)		(25.4)%
Percent of net sales	9.3%	11.1%	(180)	bps
Income tax expense	52.5	70.1	(17.6)		(25.1)%
Effective tax rate	23.1%	23.0%
Net income	$174.6	$234.3	$(59.7)		(25.5)%
Diluted earnings per share	$4.40	$5.87	$(1.47)		(25.0)%
NM - not meaningful

Net sales were $2.4 billion for the nine months ended May 31, 2020 compared with $2.7 billion reported for the nine months ended May 31, 2019, a decrease of $299.5 million, or 11.0%. For the nine months ended May 31, 2020, we reported net income of $174.6 million, a decrease of $59.7 million, or 25.5%, compared with $234.3 million for the nine months ended May 31, 2019. For the first nine months of fiscal 2020, diluted earnings per share decreased 25.0% to $4.40 compared with $5.87 reported in the year-ago period.
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

(In millions, except per share data)	Nine Months Ended
	May 31, 2020		May 31, 2019		Increase (Decrease)	Percent Change
Gross profit	$1,027.3		$1,085.0		$(57.7)	(5.3)%
Percent of net sales		42.2%		39.7%	250	bps
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	1.2		1.2
Adjusted gross profit	$1,028.5		$1,087.1		$(58.6)	(5.4)%
Percent of net sales		42.2%		39.8%	240	bps

Selling, distribution, and administrative expenses	$767.5		$751.1		$16.4	2.2%
Percent of net sales		31.5%		27.5%	400	bps
Less: Amortization of acquired intangible assets	(30.8)		(23.1)
Less: Share-based payment expense	(32.5)		(22.9)
Less: Acquisition-related items (2)	(1.3)		—
Adjusted selling, distribution, and administrative expenses	$702.9		$705.1		$(2.2)	(0.3)%
Percent of net sales		28.9%		25.8%	310	bps

Operating profit	$248.0		$332.6		$(84.6)	(25.4)%
Percent of net sales		10.2%		12.2%	(200)	bps
Add-back: Amortization of acquired intangible assets	30.8		23.1
Add-back: Share-based payment expense	32.5		22.9
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		1.2
Add-back: Special charges	11.8		1.3
Adjusted operating profit	$325.6		$382.0		$(56.4)	(14.8)%
Percent of net sales		13.4%		14.0%	(60)	bps

Net income	$174.6		$234.3		$(59.7)	(25.5)%
Add-back: Amortization of acquired intangible assets	30.8		23.1
Add-back: Share-based payment expense	32.5		22.9
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		1.2
Add-back: Special charges	11.8		1.3
Total pre-tax adjustments to net income	77.6		49.4
Income tax effect	(17.7)		(11.3)
Adjusted net income	$234.5		$272.4		$(37.9)	(13.9)%

Diluted earnings per share	$4.40		$5.87		$(1.47)	(25.0)%
Adjusted diluted earnings per share	$5.91		$6.83		$(0.92)	(13.5)%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include profit in inventory and professional fees.

Net Sales
Net sales for the nine months ended May 31, 2020 decreased $299.5 million, or 11.0%, compared with the prior-year period due primarily to a decrease in sales volume of approximately 14%, partially offset by a contribution from acquired businesses of approximately 2% as well as a net favorable change in price/mix of 1%. Fiscal 2020 sales volumes decreased compared with the prior year due primarily to the negative impacts of the COVID-19 pandemic, and to a lesser extent the elimination of certain products in our portfolio negatively impacted by the increases in tariffs sold primarily through the retail sales channel that did not meet our return objectives. Price/mix was primarily impacted by a favorable shift in sales channel mix. Due to the changing dynamics of our product portfolio, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for the first nine months of fiscal 2020 decreased $57.7 million compared to the prior-year period, while gross profit margin increased to 42.2% for the nine months ended May 31, 2020 compared with 39.7% in the prior-year period. The improvement in gross profit margin was due primarily to favorable sales channel mix, lower costs for certain inputs, and contribution from acquisitions, partially offset by lower net sales volume. Additionally, tariffs continued to have an impact on cost of goods sold. Adjusted gross profit for the nine months ended May 31, 2020 was $1.0 billion (42.2% of net sales) compared with $1.1 billion (39.8% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2020 were $767.5 million compared with $751.1 million in the prior-year period, an increase of $16.4 million, or 2.2%. The increase in SD&A expenses was due primarily to higher share-based payment expense, the addition of acquisitions, including employee costs and amortization of acquired intangibles, and higher professional fees. Share-based payment expense increased due to changes made to the equity incentive program as part of the Company’s comprehensive review of its compensation programs, which resulted in the acceleration of share-based payment expense in the first quarter of fiscal 2020.
SD&A expenses for the first nine months of fiscal 2020 were 31.5% of net sales compared with 27.5% for the prior-year period. Adjusted SD&A expenses for the nine months ended May 31, 2020 were $702.9 million (28.9% of net sales) compared with $705.1 million (25.8% of net sales) in the prior-year period.
We recognized pre-tax special charges of $11.8 million during the first nine months of fiscal 2020, compared with pre-tax special charges of $1.3 million during the first nine months of fiscal 2019. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first nine months of fiscal 2020 was $248.0 million (10.2% of net sales) compared with $332.6 million (12.2% of net sales) for the prior-year period, a decrease of $84.6 million, or 25.4%. The decrease in operating profit was due to lower gross profit, an increase in SD&A expenses, and higher pre-tax special charges. Adjusted operating profit decreased by $56.4 million, or 14.8%, to $325.6 million for the first nine months of fiscal 2020 compared with $382.0 million for the first nine months of fiscal 2019. Adjusted operating profit margin for the first nine months of fiscal 2020 decreased 60 basis points to 13.4% compared with 14.0% in the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $19.4 million and $25.6 million for the nine months ended May 31, 2020 and 2019, respectively. The decrease in interest expense was due primarily to the interest savings associated with refinancing the previously outstanding 6% senior unsecured notes with funds under the Term Loan Facility, which are subject to lower short-term borrowing rates. We reported net miscellaneous expense of $1.5 million and $2.6 million for the nine months ended May 31, 2020 and 2019, respectively.
Income Taxes and Net Income
Our effective income tax rate was 23.1% and 23.0% for the nine months ended May 31, 2020 and 2019, respectively.
Net income for the first nine months of fiscal 2020 decreased $59.7 million, or 25.5%, to $174.6 million from $234.3 million reported for the prior-year period. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower interest expense and income tax expense. Diluted earnings per share for the nine months ended May 31, 2020 decreased $1.47 to $4.40 compared with diluted earnings per share of $5.87 for the prior-year period. This decrease reflects lower net income. Adjusted net income for the first nine months of fiscal 2020 was $234.5 million compared with $272.4 million in the prior-year period, a decrease of $37.9 million, or 13.9%. Adjusted diluted earnings per share for the nine months ended May 31, 2020 decreased $0.92, or 13.5%, to $5.91 compared with $6.83 for the prior-year period.

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
Cautionary Statement Regarding Forward-Looking Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; (c) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, and introduce new lighting and building management solutions; (d) our estimate of our fiscal 2020 effective income tax rate, results of operations, and cash flows; (e) our estimate of future amortization expense; (f) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (g) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (h) our expectations related to mitigating efforts around recently imposed tariffs; (i) our expectations about the resolution of patent litigation, securities class action, trade compliance, and/or other legal matters; and (j) our expectations of the impact of the current COVID-19 pandemic. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part II, Item 1a. Risk Factors below and Part I, Item 1a. Risk Factors of our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General.  We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. Our long-term debt as of August 31, 2019 consisted primarily of fixed rate obligations, whereas we had $401.5 million of variable-rate obligations outstanding as of May 31, 2020, consisting primarily of borrowings under our unsecured delayed draw term loan facility. A 10% increase in market rates at May 31, 2020 would have resulted in $0.2 million and $0.4 million of additional after-tax interest tax interest expense for the three and nine months ended May 31, 2020, respectively. Except for the change in our long-term debt from primarily fixed to variable rate obligations and the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2020. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the nine months ended May 31, 2020, we completed our acquisitions of The Luminaires Group (“TLG”) and LocusLabs, Inc (“LocusLabs”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed TLG's or LocusLab's internal control over financial reporting as of May 31, 2020. Excluding the acquisitions, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating TLG and LocusLabs into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. For the remaining seven patents, LSG’s infringement allegations relate to certain of our LED luminaires and related systems. LSG seeks orders from the International Trade Commission to preclude the importation and sale of the accused products. LSG seeks unspecified monetary damages, costs, and attorneys’ fees in the District of Delaware action. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2020, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a.	Risk Factors
The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. The pandemic and such preventive measures, or others required or that we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations; decreased employee availability; increased claims or other expenses; potential border closures; disruptions to the businesses of our channel partners; and others. Our suppliers and customers have also faced these and other challenges, which has led to a disruption in our supply chain for certain components as well as decreased construction and renovation spending and consumer demand for our products and services. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.
Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 5.	Other Information
Declaration of Dividend
On June 25, 2020, the the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on August 3, 2020 to stockholders of record on July 17, 2020.

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
ACUITY BRANDS, INC.

Date:	June 30, 2020	By:	/S/ NEIL M. ASHE
NEIL M. ASHE PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 30, 2020	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)