Form 10-K
period 2020-08-31
ACUITY BRANDS INC
filed 2020-10-23
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $102.86 as quoted on the New York Stock Exchange on February 29, 2020, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3.57 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 37,421,813 shares as of October 20, 2020.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2020 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.	Business
Overview
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that designs, manufactures, and brings to market products and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our products include building management systems, lighting, lighting controls, and location aware applications. We have one reportable segment serving the North American lighting market and select international markets. We achieve growth through the development of innovative new products and services. Through the Acuity Business System, we achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Lighting and building technology solutions vary significantly in terms of functionality and performance and are selected based on a customer's specification, including the aesthetic desires and performance requirements for a given application. Our lighting and building technology solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural Lighting™, Winona® Lighting, Juno®, Indy™, Aculux™, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, Distech Controls®, nLight®, Sensor Switch®, IOTA®, A-light™, Cyclone™, Eureka®, Luminaire LED™, Luminis®, Dark to Light®, RELOC® Wiring Solutions, DGLogik™, and Atrius™. As of August 31, 2020, we manufacture products in 16 facilities in North America and two facilities in Europe and employ approximately 11,500 associates.
Principal customers include electrical distributors, retail home improvement centers, electric utilities, national accounts, system integrators, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. Our lighting and building technology solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. In fiscal 2020, sales originated in North America and the United States accounted for approximately 98% and 88% of net sales, respectively. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for more information concerning our domestic and international net sales.
Industry Overview
Based on industry sources and government information, we estimate that in fiscal 2020 the size of the North American lighting and building technology solutions market we serve (also referred to herein as “addressable market”) was over $20 billion. We estimate that the addressable market declined in the upper single digits as compared with fiscal 2019. The decline in the market is primarily due to the impact on demand associated with the COVID-19 pandemic. The addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; daylighting; lighting controls; heating, ventilation, and air conditioning (“HVAC”) controls; and building technology controls, software, and systems. This market estimate is based on a combination of external industry data and internal estimates and excludes portable and vehicular lighting fixtures and certain related lighting components, such as non-integrated lighting ballasts and lamps.
We operate in a highly competitive industry that is affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, employment levels, credit availability, interest rates, building costs, construction-related labor availability, building occupancy rates, imports and trade, energy costs, and commodity costs, including tariffs. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available though internal estimates based on third party data estimate the size of the markets to be about the same. Non-residential construction spending on commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building technology solutions. Demand for our residential lighting products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

Our market is influenced by: the development of new lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building technology solutions; and design strategies and technologies addressing sustainability and facilitating intelligent buildings. We are a leading provider of integrated lighting and building technology solutions based on these technologies and utilize internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building technology systems can be converged allowing for an optimal local operating system to increase efficiency and reduce costs while also delivering productivity benefits. We expect that the industry’s addressable market is likely to expand due to the benefits and value creation provided by our intelligent building platform services and location-aware and asset tracking applications. New entrants continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants.
Products and Solutions
We offer a broad portfolio of indoor and outdoor lighting and building technology solutions for commercial, institutional, industrial, infrastructure, and residential applications. Our lighting and building technology solutions are designed to enhance the occupant experience, improve the quality of the visual environment, and provide seamless operational energy efficiency and cost reductions.
Our portfolio of lighting solutions includes lighting products utilizing light emitting diode (“LED”), fluorescent, incandescent, high intensity discharge, halogen, and metal halide light sources to illuminate an extensive number of applications as well as standalone and embedded lighting control solutions from simple to sophisticated, wired and wireless. Lighting and controls products and solutions include the following: recessed, surface, and suspended lighting; downlighting; decorative lighting; emergency and exit lighting; track lighting; daylighting; special-use lighting; street and roadway lighting; parking garage lighting; tunnel lighting; underwater lighting; area pedestrian, flood, and decorative site lighting; landscape lighting; occupancy sensors; photocontrols; relay panels; architectural dimming panels; and integrated lighting controls systems.
Our building technology solutions include products and solutions for controlling HVAC, lighting, shades, and access control that deliver end to end optimization of those building systems. We also offer Atrius™, our intelligent building platform that enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Though a connected and converged building system architecture, our local operating system and building sensory network powers a host of applications, allowing clients to upgrade over time and seamlessly deploy new capability through application installations instead of costly hardware upgrades.
We also sell products to original equipment manufacturers (“OEMs”) that include LED drivers, power supplies, modular wiring, sensors, glass, and inverters. In addition, we provide services across applications that primarily relate to monitoring and controlling lighting and building technology systems through network technologies and the commissioning of control systems.
Sales of lighting and building technology solutions, excluding services, accounted for approximately 99% of our total consolidated net sales in fiscal 2020, 2019, and 2018.
Sales and Marketing
Sales
We sell lighting and building technology solutions to customers in the North American market utilizing numerous sales forces, including internal direct salespeople and independent sales agencies, based on the channel and geography served. We also operate separate European sales forces, including independent international sales agencies and system integrators, and an international sales group coordinating export sales outside of North America and Europe.
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
Manufacturing and Distribution
We operate 18 manufacturing facilities, including six facilities in the United States, six facilities in Mexico, two facilities in Europe, and four in Canada. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as LEDs, certain LED drivers, lamps, sockets, and ballasts are purchased primarily from third-party vendors. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2020 by significant geographic region.

	Manufactured	Purchased	Total
United States	21%	5%	26%
Mexico	56%	—%	56%
Asia	—%	14%	14%
Others	4%	—%	4%
Total	81%	19%	100%
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
Lighting and building technology solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2020, net sales initiated outside of the U.S. represented approximately 12% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. We invest in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2020, 2019, and 2018, research and development expense totaled $82.0 million, $74.7 million, and $63.9 million, respectively.
Competition
We experience competition based on numerous factors, including features and benefits, price, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, and service capabilities. The market for lighting and building technology solutions and services is competitive and continues to evolve through acquisition and consolidation activities. Certain global and more diversified manufacturers may provide a broader product offering utilizing electrical, lighting, and building technology products as well as pricing benefits from the bundling of various offerings. In addition, there are new competitors, including Asian importers, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
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
Raw Materials
Our production requires certain raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. In fiscal 2020, we purchased approximately 70,000 tons of steel and aluminum. We estimate that approximately 7% of purchased raw materials are petroleum-based. Additionally, we estimate that approximately five million gallons of diesel fuel were consumed in fiscal 2020 through our distribution activities. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of materials and tariffs on certain materials, particularly imports from Asia, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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
Intellectual Property
We own or have licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to our products, processes, and businesses. These intellectual property rights are important factors for our businesses. We rely on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. As of August 31, 2020, we had approximately 1,700 active United States and foreign patents. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
Seasonality and Cyclicality
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors we historically have experienced our highest sales in the last two quarters of each fiscal year; however, our seasonality has been meaningfully impacted by the enactment of tariffs and the COVID-19 pandemic.

Our lighting and building technology solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies. Sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material adverse effect on our net sales and operating income. Additionally, tariffs have caused pull forwards of customer orders to avoid price increases.
Employees
As of August 31, 2020, we employed approximately 11,500 associates, of which approximately 3,800 were employed in the United States, approximately 6,900 in Mexico, and approximately 800 in other international locations, including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements are in place or in process, covering approximately 7,700 persons (including approximately 1,600 in the United States). Union recognition and collective bargaining arrangements covering approximately 6,800 persons will expire within the next fiscal year, primarily due to annual negotiations of union contracts in Mexico. The remaining arrangements will expire after the next fiscal year and relate to approximately 900 persons employed within the United States. We believe that we have a good relationship with both our unionized and non-unionized employees.
The COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has resulted in worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. However, our manufacturing operations are deemed essential and continue to operate. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing and distribution and open office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, social-distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we are requiring certain employees whose job functions can be performed remotely to work from home for the foreseeable future.
Government-mandated and voluntary social distancing measures had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2020 sales volumes. We also experienced a limited number of temporary facility shutdowns due to government-mandated closures as well as additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. In response to our sales volume declines, we have taken actions to reduce costs, including the realignment of headcount with current volumes, a freeze on all non-essential employee travel, and other efforts to decrease discretionary spending. Although we have implemented significant measures to mitigate further spread of the virus, our employees, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic. We are continuously monitoring the adverse effects of the pandemic and identifying steps to mitigate those effects. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration and impact. See Part I, Item 1a. Risk Factors for further details regarding the potential impacts of the COVID-19 pandemic to our results of operations, financial position, and cash flows.
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
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact our financial position, results of operations, cash flows, and financial expectations and could cause the market price of our common stock to decrease. Such risks include, without limitation:
Risks Related to Our Strategy
General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for our products and services.
We compete based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. Asian imports have also increased competition within the lighting market. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting and building technology solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, which in turn may impact demand for our product and service offerings.
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
Aggressive pricing actions by competitors, including Asian importers and those within the technology and services sectors, may affect our ability to achieve desired revenue growth and profitability levels under our current pricing strategies. We may also decide to lower prices to match the competition or for other reasons or to exit unprofitable business. Additionally, we may not be able to increase prices to cover rising costs. Even if we were able to increase prices to cover costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.

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
Various uncertainties and risks are associated with the implementation of a number of aspects of our global business strategies, including but not limited to, the development, marketing and selling of new products and solutions, new product development, the development, marketing, and selling of lighting, building technology, and software-based solutions, and effective integration of acquisitions. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in the emerging opportunities utilizing our digital lighting and building technology systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.
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
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place, social distancing ordinances, and business shutdowns. There is considerable uncertainty regarding the extent to which the COVID-19 outbreak will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus
The pandemic and such preventive measures, or others required or that we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations; decreased employee availability; increased claims or other expenses; potential border closures; disruptions to the businesses of our channel partners; and others. Our suppliers and customers have also faced these and other challenges, which has led to a disruption in our supply chain for certain components as well as decreased construction and renovation spending and consumer demand for our products and services. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, the effects of COVID-19 on the global economy could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
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
In addition, there are new competitors, including Asian importers, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. These competitors may vertically integrate and begin offering total solution packages that directly compete with our offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage over us by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation systems, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
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
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, pandemics, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 56% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production or delay opening a facility due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintains insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
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
We also provide and maintain technology built on our local operating system to enable lighting controls and building technology systems. In addition to the risks noted above, there are other risks associated with these customer offerings. For example, a customer may depend on integral information from, or functionality of, our technology to support that customer’s other systems, such that a failure of our technology could impact those systems, including by loss or destruction of data. Likewise, a customer’s failure to properly configure, update, or upgrade its own network and integrations with our technology are outside of our control and could result in a failure in functionality or security of our technology.
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
We employed approximately 11,500 people as of August 31, 2020, approximately 7,700 of whom are employed in international locations. As such, we have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 67% of our workforce. Collective bargaining agreements representing approximately 59% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
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

We source certain components and approximately 14% of our finished goods from Asia, a significant portion of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We are seeking to mitigate the impact of Chinese tariffs on our profitability, including a variety of activities such as engaging alternative suppliers that produce products and components whose origin is in countries other than China, insourcing the production of certain products, and raising selling prices. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
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
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the United States, Mexico, Canada Free Trade Agreement (“USMCA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of our sales are subject to USMCA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. We source certain components and approximately 14% of our finished goods from Asia, a significant portion of which are subject to Chinese tariffs. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the recently enacted USMCA, or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the US economy or certain sectors thereof and, thus, to adversely impact our business.
The evolution of our products, complexity of our supply chain, and reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable us to fully and accurately comply with such requirements, could subject us to liabilities for past, present, or future periods. Such liabilities could adversely impact our business.
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”) commonly referred to as “Brexit.” The U.K. subsequently withdrew from the European Union on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Although it is unknown what the terms of the U.K.'s relationship with the E.U. will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding our business and the business of existing and future customers and suppliers as well as have an impact on our employees based in Europe, which could adversely impact our business. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
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
We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. We are insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product or professional liability, and cyber liability, including network security and data privacy claims, and are fully self-insured for certain other types of losses, including environmental, product recall, warranties, commercial disputes, and patent infringement. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable. Our insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
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
The borrowing facilities under our Credit Agreement currently allow us to incur variable debt that is indexed to the London Inter-Bank Offered Rate (“LIBOR”). We expect that interest on those borrowings would be based on LIBOR, plus an applicable margin.  On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates.  Although our Credit Agreement provides for application of successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.
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
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories as of August 31, 2020:

Nature of Facilities	Owned	Leased
Manufacturing facilities	11	7
Warehouses	—	2
Distribution centers*	2	6
Offices	5	15
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2020:

	United States	Mexico	Europe	Canada	Total
Owned	4	4	2	1	11
Leased	2	2	—	3	7
Total	6	6	2	4	18
We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

Item 3.	Legal Proceedings
General
We are subject to various legal claims arising in the normal course of business, including, but not limited to, patent infringement, product liability claims, and employment matters. We are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of any such pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts accrued.
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. On October 9, 2019 and November 6, 2019, LSG dropped from the International Trade Commission action its claims regarding four additional patents. For the remaining three patents, LSG’s infringement allegations relate to certain of our LED luminaires. On April 7, 2020 and October 1, 2020, the International Trade Commission made final determinations that LSG was not entitled to any relief, and LSG is appealing certain of those determinations. In the District of Delaware action, LSG separately seeks unspecified monetary damages, costs, and attorneys’ fees. The District of Delaware action is stayed. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.

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
Environmental Matters
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we invest capital and incur operating costs related to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. The cost of responding to future changes may be substantial. We establish accruals for known environmental claims when the costs associated with the claims become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that accrued due to difficulty in estimating such costs.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 20, 2020, there were 1,913 stockholders of record. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 6, 2021, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of our common stock. As of August 31, 2020, 2.1 million shares had been purchased under this authorization, and the maximum number of shares that may yet be purchased under the program equaled 3.9 million shares.
We repurchased no shares of our common stock during the first nine months fiscal 2020. The following table summarizes share repurchase activity by month for the quarter ended August 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
6/1/2020 through 6/30/2020	—	$—	—	4,550,000
7/1/2020 through 7/31/2020	344,200	$101.66	344,200	4,205,800
8/1/2020 through 8/31/2020	343,052	$105.65	343,052	3,862,748
Total	687,252	$103.65	687,252	3,862,748
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
On October 23, 2020, the Board authorized the repurchase of an additional 3.8 million shares of our common stock, bringing our total authorization back to six million shares. Refer to Part II, Item 9b. Other information for further details.

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2020, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones US Electrical Components & Equipment Index,
and the Dow Jones US Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2015 in stock or index, including reinvestment of dividends.

	Aug-15	Aug-16	Aug-17	Aug-18	Aug-19	Aug-20

Acuity Brands, Inc.	$100	$142	$91	$79	$65	$57
S&P Midcap 400 Index	100	112	126	151	142	148
Dow Jones US Electrical Components & Equipment Index	100	114	143	167	150	173
Dow Jones US Building Materials & Fixtures Index	100	124	130	138	153	180

Item 6.	Selected Financial Data
The following table sets forth certain selected consolidated financial data, which has been derived from the Consolidated Financial Statements for each of the five years in the period ended August 31, 2020. This historical information may not be indicative of our future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended August 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
	(In millions, except per-share data)
Net sales	$3,326.3	$3,672.7	$3,680.1	$3,505.1	$3,291.3
Net income	248.3	330.4	349.6	321.7	290.8
Basic earnings per share	6.29	8.32	8.54	7.46	6.67
Diluted earnings per share	6.27	8.29	8.52	7.43	6.63
Cash and cash equivalents	560.7	461.0	129.1	311.1	413.2
Total assets	3,491.7	3,172.4	2,988.8	2,899.6	2,948.0
Long-term debt	376.8	347.5	356.4	356.5	355.0
Total debt	401.1	356.6	356.8	356.9	355.2
Stockholders’ equity	2,127.5	1,918.9	1,716.8	1,665.6	1,659.8
Dividends declared per share	0.52	0.52	0.52	0.52	0.52
_______________________________________

(1)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2020 include a) pre-tax special charges of $20.0 million, b) pre-tax amortization of acquired intangible assets of $41.7 million, c) pre-tax share-based payment expense of $38.2 million, and d) pre-tax acquisition-related items of $2.5 million totaling $2.00 per share.

(2)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2019 include a) pre-tax special charges of $1.8 million, b) pre-tax amortization of acquired intangible assets of $30.8 million, c) pre-tax share-based payment expense of $29.2 million, d) pre-tax acquisition-related items of $2.5 million, and e) certain manufacturing inefficiencies related to the closure of a facility of $0.9 million, totaling $1.28 per share.

(3)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2018 include a) pre-tax special charges of $5.6 million, b) pre-tax amortization of acquired intangible assets of $28.5 million, c) pre-tax share-based payment expense of $32.3 million, d) pre-tax acquisition-related items of $3.8 million, e) excess inventory related to the closure of a facility of $3.1 million, f) gain on sale of a business of $5.4 million, and g) discrete income tax benefits of the U.S. Tax Cuts and Jobs Act of $34.6 million, totaling $0.32 per share.

(4)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2017 include a) pre-tax special charges of $11.3 million, b) pre-tax amortization of acquired intangible assets of $28.0 million, c) pre-tax share-based payment expense of $32.0 million, d) gain on sale of investment in unconsolidated affiliate of $7.2 million, and e) manufacturing related inefficiencies directly related to the closure of a facility of $1.6 million, totaling $1.02 per share.

(5)
Net Income, Basic Earnings per Share, and Diluted Earnings per Share for fiscal 2016 include a) pre-tax special charges of $15.0 million, b) pre-tax amortization of acquired intangible assets of $21.4 million, c) pre-tax share-based payment expense of $27.7 million, d) pre-tax acquisition-related items of $10.8 million, and e) pre-tax impairment of intangible asset of $5.1 million, totaling $1.21 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries for the years ended August 31, 2020, 2019, and 2018. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.

Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are a market-leading industrial technology company that designs, manufactures, and brings to market products and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our products include building management systems, lighting, lighting controls, and location aware applications. As of August 31, 2020, we operated 18 manufacturing facilities, eight distribution facilities, and two warehouses to serve our extensive customer base.
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
On June 20, 2019, using cash on hand we acquired all of the equity interests of WhiteOptics, LLC (“WhiteOptics”). WhiteOptics manufactures advanced optical components used to reflect, diffuse, and control light for LED lighting used in commercial and institutional applications.
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, we acquired IOTA Engineering, LLC (“IOTA”). IOTA manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and internationally.
On February 12, 2018, using cash on hand, we acquired Lucid Design Group, Inc (“Lucid”). Lucid provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Strategy
Our strategy is to extend our leadership position in the North American market and certain international markets by delivering superior lighting and building technology solutions. Additionally, we continue to evolve Atrius as the intelligent building platform upon which a host of problem-solving applications can be deployed. Through the Acuity Business System, we strive to achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Throughout fiscal 2020, we believe we made progress towards achieving our strategic objectives, including expanding our access to the market, expanding our addressable market, introducing new lighting and building technology solutions, and enhancing our operations to create a stronger, more effective organization. Management will continue to implement programs to enhance our capabilities at providing unparalleled customer service; creating a globally competitive cost structure; improving productivity; and introducing innovative solutions and services more rapidly and cost effectively. In addition, we have invested considerable resources to teach and train associates to utilize tools and techniques that accelerate success in these key areas, as well as to create a culture that demands excellence through continuous improvement. Additionally, we promote a “pay-for-performance” culture that rewards associates for achieving various levels of year-over-year improvement, while closely monitoring appropriate risk-taking. The expected outcome of these activities will be to better position ourselves to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals. See the Outlook section below for additional information.
The COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has resulted in worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. However, our manufacturing operations are deemed essential and continue to operate. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing and distribution and open office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, socially distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we are requiring certain employees whose job functions can be performed remotely to work from home for the foreseeable future.
Government-mandated and voluntary social distancing measures had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending during the year as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2020 sales volumes. We also experienced a limited number of temporary facility shutdowns due to government-mandated closures as well as additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. In response to our sales volume declines, we have taken actions to reduce costs, including the realignment of headcount with current volumes, a freeze on all non-essential employee travel, other efforts to decrease discretionary spending, and planned reductions in our real estate footprint.
Although we have implemented significant measures to mitigate further spread of the virus, our employees, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic. We are continuously monitoring the adverse effects of the pandemic and identifying steps to mitigate those effects. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration and impact. See Part I, Item 1a. Risk Factors for further details regarding the potential impacts of COVID-19 to our results of operations, financial position, and cash flows.
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
In fiscal 2020, we paid $54.9 million for property, plant, and equipment, primarily for tooling, new and enhanced information technology capabilities, equipment, and facility enhancements. We currently expect to invest 1.5% of net sales on capital expenditures during fiscal 2021.
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of our common stock. As of August 31, 2020, 2.1 million shares had been purchased under this authorization, of which 0.7 million were repurchased in fiscal 2020. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On October 23, 2020, the Board authorized the repurchase of an additional 3.8 million shares of our common stock, bringing our total authorization back to six million shares. Refer to Part II, Item 9b. Other information for further details.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled, including our borrowings under our unsecured delayed draw term loan facility (the “Term Loan Facility”); making required contributions to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Cash Flow
We use available cash and cash flows from operations, borrowings on credit arrangements, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at August 31, 2020 was $560.7 million, an increase of $99.7 million from August 31, 2019. During the year ended August 31, 2020, we generated net cash flows from operating activities of $504.8 million. Cash generated from operating activities, cash on-hand, and additional long-term debt borrowings were used during the current year primarily to repay long term debt obligations due of $350.7 million, to fund acquisitions of $303.0 million, to repurchase shares of our outstanding common stock for $69.3 million, to fund capital expenditures of $54.9 million, to pay dividends to stockholders of $20.8 million, and to pay withholding taxes on the net settlement of equity awards of $5.4 million.
We generated $504.8 million of cash flows from operating activities during fiscal 2020 compared with $494.7 million in the prior-year period, an increase of $10.1 million, due primarily to lower net working capital requirements, partially offset by lower net income. Operating working capital (calculated by adding accounts receivable plus inventories and subtracting accounts payable-net of acquisitions and the impact of foreign exchange rate changes) decreased by approximately $92.9 million during fiscal 2020 compared to a decrease of $57.0 million during fiscal 2019.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $54.9 million and $53.0 million in fiscal 2020 and 2019, respectively, in property, plant, and equipment, primarily related to investments in tooling, new and enhanced information technology capabilities, equipment, and facility enhancements.

Contractual Obligations
The following table summarizes our contractual obligations at August 31, 2020 (in millions):

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Debt(1)	$401.1	$24.3	$375.5	$0.6	$0.7
Interest obligations(2)	103.1	18.4	36.2	19.6	28.9
Operating leases(3)	78.8	18.5	27.2	18.7	14.4
Purchase obligations(4)	306.6	301.5	5.1	—	—
Other liabilities(5)	50.5	5.6	9.9	9.4	25.6
Total	$940.1	$368.3	$453.9	$48.3	$69.6
___________________________

(1)
These amounts, which represent the principal amounts of our debt outstanding at August 31, 2020, are included in our Consolidated Balance Sheets. See the Debt and Lines of Credit footnote for additional information regarding debt and other matters.

(2)
These amounts primarily represent our expected future interest payments on outstanding debt held at August 31, 2020 and our outstanding loans related to our corporate-owned life insurance policies (“COLI”), which constitute a small portion of the total contractual obligations shown. COLI-related interest payments included in this table are estimates. These estimates are based on various assumptions, including age at death, loan interest rate, and tax bracket. The amounts in this table do not include COLI-related payments after ten years due to the difficulty in calculating a meaningful estimate that far in the future. Note that payments related to debt and the COLI are reflected in our Consolidated Statements of Cash Flows.

(3)	Our operating lease obligations are described in the Leases footnote.

(4)	Purchase obligations include commitments to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(5)
These amounts are included in our Consolidated Balance Sheets and largely represent liabilities for which we are obligated to make future payments under certain long-term employee benefit programs. Estimates of the amounts and timing of these amounts are based on various assumptions, including interest rates and other variables. The amounts in this table do not include amounts related to future funding obligations under the defined benefit pension plans. The amount and timing of these future funding obligations are subject to many variables and are also dependent on whether or not we elect to make contributions to the pension plans in excess of those required under Employee Retirement Income Security Act of 1974. Such voluntary contributions may reduce or defer the funding obligations. See the Pension and Profit Sharing Plans footnote for additional information. These amounts exclude $17.2 million of unrecognized tax benefits as the period of cash settlement with the respective taxing authorities cannot be reasonably estimated.

The above table does not include deferred income tax liabilities of approximately $197.3 million as of August 31, 2020. Refer to the Income Taxes footnote for more information. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax and book bases of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Capitalization
Our current capital structure is comprised principally of borrowings under the Term Loan Facility and equity of our stockholders. Total debt outstanding was $401.1 million at August 31, 2020 and consisted primarily of variable-rate obligations. At August 31, 2019, total debt outstanding was $356.6 million and consisted primarily of fixed-rate obligations.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. We had no borrowings outstanding under the Revolving Credit Facility as of August 31, 2020 or 2019. We had $395.0 million in borrowings outstanding under the Term Loan Facility as of August 31, 2020 and no borrowings outstanding under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule, $375.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of August 31, 2020.
In December 2019, we borrowed the full $400.0 million available under our Term Loan Facility. The proceeds were primarily used to repay the $350.0 million of senior unsecured notes, which matured on December 15, 2019, and the related accrued interest in full. Borrowings under the Term Loan Facility amortize as described in the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. Additionally, see the Debt and Lines of Credit footnote for interest rates related to the Term Loan Facility.

We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2020. At August 31, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of August 31, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, including $3.8 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
From time to time, ABL may issue debt securities under a registration statement on Form S-3 filed with the Securities and Exchange Commission that are fully and unconditionally guaranteed by Acuity Brands and ABL IP Holding LLC. The following tables present summarized financial information as of and during the fiscal year ended August 31, 2020 for Acuity Brands, ABL, and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in a non-guarantor (in millions):

Summarized Balance Sheet Information	August 31, 2020
Current assets	$1,152.6
Current assets due from non-guarantor affiliates	183.3
Non-current assets	1,416.0
Current liabilities	530.2
Non-current liabilities	723.8

Summarized Income Statement Information	Year Ended August 31, 2020
Net sales	$2,841.1
Gross profit	1,186.1
Equity earnings of non-guarantor subsidiaries	7.8
Net income	248.3
During fiscal 2020, our consolidated stockholders’ equity increased $208.6 million to $2.13 billion at August 31, 2020 from $1.92 billion at August 31, 2019. The increase was due primarily to net income earned in the period as well as favorable foreign currency translation and pension plan adjustments, partially offset by share repurchases and dividend payments. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 15.9% and 15.7% at August 31, 2020 and 2019, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (8.1)% and (5.8)% at August 31, 2020 and 2019, respectively.
Dividends
We paid dividends on our common stock of $20.8 million ($0.52 per share) in fiscal 2020 and fiscal 2019, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
The following is a discussion of our results of operations in fiscal 2020 compared to fiscal 2019. A discussion of our fiscal 2019 results of operations compared to fiscal 2018 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
The following table table sets forth information comparing the components of net income for the year ended August 31, 2020 with the year ended August 31, 2019 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2020	2019	(Decrease)		Change
Net sales	$3,326.3	$3,672.7	$(346.4)		(9.4)%
Cost of products sold	1,923.9	2,193.0	(269.1)		(12.3)%
Gross profit	1,402.4	1,479.7	(77.3)		(5.2)%
Percent of net sales	42.2%	40.3%	190	bps
Selling, distribution, and administrative expenses	1,028.5	1,015.0	13.5		1.3%
Special charges	20.0	1.8	18.2		NM
Operating profit	353.9	462.9	(109.0)		(23.5)%
Percent of net sales	10.6%	12.6%	(200)	bps
Other expense:
Interest expense, net	23.3	33.3	(10.0)		(30.0)%
Miscellaneous expense, net	5.9	4.7	1.2		NM
Total other expense	29.2	38.0	(8.8)		(23.2)%
Income before income taxes	324.7	424.9	(100.2)		(23.6)%
Percent of net sales	9.8%	11.6%	(180)	bps
Income tax expense	76.4	94.5	(18.1)		(19.2)%
Effective tax rate	23.5%	22.2%
Net income	$248.3	$330.4	$(82.1)		(24.8)%
Diluted earnings per share	$6.27	$8.29	$(2.02)		(24.4)%
NM - not meaningful
Net sales decreased $346.4 million, or 9.4%, to $3.33 billion for the year ended August 31, 2020 compared with $3.67 billion reported for the year ended August 31, 2019. For the year ended August 31, 2020, we reported net income of $248.3 million compared with $330.4 million for the year ended August 31, 2019, a decrease of $82.1 million, or 24.8%. For fiscal 2020, diluted earnings per share decreased 24.4% to $6.27 from $8.29 for the prior-year period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, certain manufacturing inefficiencies, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization. Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these items during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Year Ended August 31,
	2020		2019		Increase (Decrease)	Percent Change
Gross profit	$1,402.4		$1,479.7		$(77.3)	(5.2)%
Percent of net sales		42.2%		40.3%	190	bps
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	1.2		1.2
Adjusted gross profit	$1,403.6		$1,481.8		$(78.2)	(5.3)%
Percent of net sales		42.2%		40.3%	190	bps

Selling, distribution, and administrative expenses	$1,028.5		$1,015.0		$13.5	1.3%
Percent of net sales		30.9%		27.6%	330	bps
Less: Amortization of acquired intangible assets	(41.7)		(30.8)
Less: Share-based payment expense	(38.2)		(29.2)
Less: Acquisition-related items (2)	(1.3)		(1.3)
Adjusted selling, distribution, and administrative expenses	$947.3		$953.7		$(6.4)	(0.7)%
Percent of net sales		28.5%		26.0%	250	bps

Operating profit	$353.9		$462.9		$(109.0)	(23.5)%
Percent of net sales		10.6%		12.6%	(200)	bps
Add-back: Amortization of acquired intangible assets	41.7		30.8
Add-back: Share-based payment expense	38.2		29.2
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		2.5
Add-back: Special charges	20.0		1.8
Adjusted operating profit	$456.3		$528.1		$(71.8)	(13.6)%
Percent of net sales		13.7%		14.4%	(70)	bps

Net income	$248.3		$330.4		$(82.1)	(24.8)%
Add-back: Amortization of acquired intangible assets	41.7		30.8
Add-back: Share-based payment expense	38.2		29.2
Add-back: Manufacturing inefficiencies (1)	—		0.9
Add-back: Acquisition-related items (2)	2.5		2.5
Add-back: Special charges	20.0		1.8
Total pre-tax adjustments to net income	102.4		65.2
Income tax effect	(23.4)		(14.2)
Adjusted net income	$327.3		$381.4		$(54.1)	(14.2)%

Diluted earnings per share	$6.27		$8.29		$(2.02)	(24.4)%
Adjusted diluted earnings per share	$8.27		$9.57		$(1.30)	(13.6)%
______________________________
(1) Incremental costs incurred due to manufacturing inefficiencies directly related to the closure of a facility.
(2) Acquisition-related items include profit in inventory and professional fees.

Net Sales
Net sales for the year ended August 31, 2020 decreased by 9.4% compared with the prior-year period due primarily to an estimated 12% decline in sales volumes partially offset by a contribution from acquired businesses of 3%. Fiscal 2020 sales volumes decreased compared with the prior year due primarily to the negative impacts of the COVID-19 pandemic, lower activity of relight projects for certain large corporate accounts customers, and the elimination of certain products in our portfolio negatively impacted by the increases in tariffs sold primarily through the retail sales channel that did not meet our return objectives. The change in product prices and mix of products sold (“price/mix”) was approximately flat year over year. Due to the changing dynamics of our product portfolio, it is not possible to precisely quantify or differentiate the individual components of volume, price, and mix.
Gross Profit
Gross profit for fiscal 2020 decreased $77.3 million, or 5.2%, to $1.40 billion compared with $1.48 billion for the prior year due primarily to lower net sales volumes. Despite our lower sales, gross profit margin increased to 42.2% for the year ended August 31, 2020 compared with 40.3% for the year ended August 31, 2019. The improvement in gross profit margin was due primarily to lower costs for certain inputs and the contribution from acquisitions, partially offset by lower net sales volumes. Adjusted gross profit for fiscal 2020 decreased $78.2 million, or 5.3%, to $1.40 billion compared with $1.48 billion for the prior year. Adjusted gross profit margin increased 190 basis points to 42.2% compared to 40.3% in the prior year.
Operating Profit
SD&A expenses of $1.03 billion for the year ended August 31, 2020 increased $13.5 million, or 1.3% compared with the prior year. The increase in SD&A expenses was due primarily to higher employee costs, additional amortization of acquired intangibles, and higher commissions associated with channel mix and acquisitions. In particular, share-based payment expense increased due to changes made to the equity incentive program as part of the Company’s review of its compensation programs, which resulted in the acceleration of share-based payment expense in fiscal 2020. These increases were partially offset by lower freight charges due to the lower sales volumes as well as decreased travel and other expenses in response to the COVID-19 pandemic.
Compared with the prior-year period, SD&A expenses as a percent of net sales increased 330 basis points to 30.9% for fiscal 2020 from 27.6% in fiscal 2019. Adjusted SD&A expenses were $947.3 million, or 28.5% of net sales, in fiscal 2020 compared to $953.7 million, or 26.0% of net sales, in the year-ago period.
During the year ended August 31, 2020, we recognized pre-tax special charges of $20.0 million compared with pre-tax special charges of $1.8 million recorded during the year ended August 31, 2019. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2020 was $353.9 million compared with $462.9 million reported for the prior-year period, a decrease of $109.0 million, or 23.5%. Operating profit margin decreased 200 basis points to 10.6% for fiscal 2020 compared with 12.6% for fiscal 2019. The decline in operating profit was due to a decrease in gross profit, an increase in SD&A expenses, and higher special charges.
Adjusted operating profit decreased $71.8 million, or 13.6%, to $456.3 million compared with $528.1 million for fiscal 2019. Adjusted operating profit margin was 13.7% and 14.4% for fiscal 2020 and 2019, respectively.
Other Expense
Other expense consists principally of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Interest expense, net, was $23.3 million and $33.3 million for the years ended August 31, 2020 and 2019, respectively. The decrease in interest expense was due primarily to the interest savings associated with refinancing the previously outstanding senior unsecured notes with funds under the Term Loan Facility, which are subject to lower short-term borrowing rates. We reported net miscellaneous expense of $5.9 million in fiscal 2020 compared with $4.7 million in fiscal 2019.
Income Taxes and Net Income
Our effective income tax rate was 23.5% and 22.2% for the years ended August 31, 2020 and 2019, respectively. The increase in the current fiscal tax rate was due primarily to the recognition in fiscal 2019 of certain research and development cost tax credits, including claims for prior periods, that did not recur in the current fiscal year. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial

Statements. We estimate that our effective tax rate for fiscal 2021 will be approximately 23% before any discrete items, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2020 decreased $82.1 million, or 24.8%, to $248.3 million from $330.4 million reported for the prior year. The decrease in net income resulted primarily from a decreased operating profit compared to the prior-year period partially offset by lower interest expense and income tax expense. Adjusted net income for fiscal 2020 decreased 14.2% to $327.3 million compared with $381.4 million in the year-ago period. Diluted earnings per share for fiscal 2020 was $6.27 compared with $8.29 for the prior-year period, which represented a decrease of $2.02, or 24.4%. Adjusted diluted earnings per share for fiscal 2020 was $8.27 compared with $9.57 for the prior-year period, which represented a decrease of $1.30, or 13.6%.

Outlook
We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our results beyond fiscal 2020 is uncertain. We expect weakness in non-residential building activity based on current construction indicators. We believe that the most significant elements of uncertainty due to the COVID-19 pandemic are the intensity and duration of the impact on construction, renovation, pricing, and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution to continue to operate with minimal disruption beyond fiscal 2020, all of which could negatively impact our financial position, results of operations, cash flows, and outlook. These risks are balanced by our efforts to increase service levels, develop innovative new products, and introduce technology to improve the operations of our business.
Accounting Standards Adopted in Fiscal 2020 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including goodwill and intangible assets; share-based payment expense; medical, product warranty and recall, and other accruals; retirement benefits; and litigation. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with our Audit Committee of the Board of Directors. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of the accounting policies.
We believe the following accounting topics represent our critical accounting estimates.
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
Goodwill and Indefinite-Lived Intangible Assets
Through multiple acquisitions, we acquired definite-lived intangible assets consisting primarily of trademarks and trade names associated with specific products, distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to both identify and determine the initial fair value of these acquired intangible assets, often with the assistance of third party valuation specialists. These assumptions include, but are not limited to, estimated future net sales and profitability, customer attrition rates, royalty rates, and discount rates. Goodwill is calculated as the residual value of an acquisition's purchase price less the value of the identifiable net assets and is thus dependent on the appropriate identification and valuation of the net assets obtained in an acquisition.
We also review goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill or indefinite-lived asset is below its carrying value. An impairment loss for goodwill or an indefinite-lived intangible asset would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows.
Although we currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates or theoretical royalty rates used could cause these assets to be deemed impaired. If this occurs, we are required to record a non-cash charge to earnings for the write-down in the value of such assets. Such charges could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
Our business is comprised of one reporting unit with a goodwill balance of $1.1 billion as of August 31, 2020. During fiscal 2020, we utilized a quantitative assessment of the fair value of goodwill as of June 1, 2020. In determining the fair value of the Company’s reporting unit, we used a discounted cash flow analysis, which requires significant assumptions about discount rates as well as short and long-term growth rates. We utilized an estimated discount rate of approximately 10.4% as of June 1, 2020, based on the Capital Asset Pricing Model, which considers the risk-free interest rate, beta, and market risk premium to determine an appropriate discount rate. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in our addressable market, and general economic factors such as macroeconomic conditions, credit availability, and interest rates. Short-term growth rates used in the fiscal 2020 impairment analysis reflected additional estimation uncertainty as a result of the COVID-19 pandemic. We calculated the discounted cash flows attributable to our one reporting unit for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to ensure reasonableness. The long-term growth rate used in determining terminal value was estimated at 3.0% and was primarily based on our understanding of projections for expected long-term growth in our addressable market and historical long-term performance. The quantitative goodwill analysis did not result in an impairment charge. Any reasonably likely change in the assumptions used in the analysis, including revenue growth rates and the discount rate, would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under the goodwill impairment analysis.

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of 13 trade names with an aggregate carrying value of approximately $174.3 million. We utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”). Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flow is our current estimate of the fair value of the trade names. This fair value model requires us to make several significant assumptions, including estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate for each trade name.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in our addressable market, and general economic factors, such as macroeconomic conditions, credit availability, and interest rates. Short-term growth rates used in the fiscal 2020 impairment analysis reflected additional estimation uncertainty as a result of the COVID-19 pandemic. The long-term growth rate used in determining terminal value is estimated at 3% and is based primarily on our understanding of projections for expected long-term growth within our addressable market and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, we may be required to reduce the theoretical royalty rate used in the fair value model. A reduction in the theoretical royalty rate would result in lower expected future after-tax cash flows in the valuation model. We utilized a range of estimated discount rates between 10% and 13% as of June 1, 2020, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and entity specific size premium.
During fiscal 2020, we performed an evaluation of the fair values of our indefinite-lived trade names. Our expected revenues were based on our fiscal 2021 projections and recent third-party lighting, controls, and building technology solutions market growth estimates for fiscal 2022 through 2025. We also included revenue growth estimates based on current initiatives expected to help improve performance. During fiscal 2020, estimated theoretical royalty rates ranged between 1% and 4%. Based on the results of the indefinite-lived intangible asset analyses, we calculated an impairment charge of $1.4 million related to one trade name, which is reflected within Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income. The impairment analyses of the other 12 indefinite-lived intangible assets indicated that their fair values exceeded their carrying values. Any reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to our financial condition or results of operations.
Definite-Lived Intangible Assets
All long-lived assets, including definite-lived intangibles, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the related asset group may not be recoverable. We evaluate the remaining useful lives of our definite-lived intangible assets on an annual basis in the fiscal fourth quarter and on an interim basis if an event occurs or circumstances change that would warrant a revision to the remaining period of amortization. For each reporting period we consider whether an event occurred or circumstances changed that would more likely than not indicate that the fair value of the definite-lived asset is below its carrying value. We recorded no impairment charges for our definite-lived intangible assets during fiscal 2020, 2019, or 2018.
Self-Insurance
We self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. The actuarial estimates are subject to uncertainty from various sources including, changes in claim reporting patterns, claim settlement patterns, actual claims judicial decisions, legislation, and economic conditions, among others. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement.

We are also self-insured for the majority of our medical benefit plans up to certain limits. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of our lag factor is evaluated and revised, if necessary, annually. Although we believe that the current estimates are reasonable, significant differences related to actual claims, claim reporting patterns, plan design, legislation, and general economic conditions could materially affect our medical benefit plan liabilities, future expense, and cash flow.
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
Share-based Payment Expense
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. We account for stock options, restricted shares, performance shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan based on the grant-date fair value estimated under the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for further information on these awards.
We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards that only have a service requirement, and we utilize the Monte Carlo simulation model to determine grant date fair value estimates of stock options also subject to a market condition. We recognize compensation expense for performance awards based on the probability that the related performance metric will be satisfied. Additionally, we estimate forfeitures of all share-based awards at the time of grant, which are revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See the Significant Accounting Policies and Share-based Payments footnotes of the Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of our awards.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years. We accrue for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. We are fully self-insured for product warranty costs. Historical warranty costs have been within expectations. Although we expect that historical activity will continue to be the best indicator of future warranty costs, there can be no assurance that future warranty costs will not exceed historical amounts. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. If actual future warranty or recall costs exceed recorded amounts, additional accruals may be required, which could have a material adverse impact on our results of operations and cash flow.
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

Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) external forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable market; (c) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations, capitalize on growth opportunities, and introduce new lighting and building management solutions; (e) our estimate of our fiscal 2021 effective income tax rate, results of operations, cash flows, and capital spending; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (i) our expectations related to mitigating efforts around recently imposed tariffs; (j) our expectations about the resolution of patent litigation, securities class action, IRS audits, and/or other legal matters; and (k) our expectations of the short-term and long-term impact of the current COVID-19 pandemic. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the organization and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors that have affected us as a company. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.
The industry and market data contained in this report are based either on management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies, or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources.

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
Interest Rates
Interest rate fluctuations expose the variable-rate debt of the organization to changes in interest expense and cash flows. Our long-term debt as of August 31, 2019 consisted primarily of fixed rate obligations, whereas we had $399.0 million of variable-rate obligations outstanding as of August 31, 2020, consisting primarily of borrowings under our unsecured delayed draw term loan facility. A 10% increase in market rates at August 31, 2020 would have resulted in $0.5 million of additional after-tax interest expense for the year ended August 31, 2020. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.

Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2020 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $10 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $12 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $11 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $13 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
Our exposure to foreign currency risk related to our operations in Europe is immaterial and has been excluded from this analysis.
Commodity Prices
We utilize a variety of raw materials and components in our production processes including petroleum-based products, steel, and aluminum. In fiscal 2020, we purchased approximately 70,000 tons of steel and aluminum. We estimate that approximately 7% of raw materials purchased are petroleum-based and that approximately five million gallons of diesel fuel were consumed in fiscal 2020. Failure to effectively manage future increases in the costs of these items could have an adverse impact on our results of operations and cash flow.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2020, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses of The Luminaires Group and LocusLabs, Inc. (collectively, the “2020 Acquisitions”), which are included in the Company’s consolidated financial statements as of August 31, 2020 and for the period from the respective acquisition dates through August 31, 2020. As of August 31, 2020, the 2020 Acquisitions constituted less than 3% and 8% of the Company’s tangible assets and net tangible assets, respectively. For the year ended August 31, 2020, the 2020 Acquisitions constituted less than 3% and 2% of the Company's net sales and pre-tax income, respectively.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 23, 2020 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2020 and 2019, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 23, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite-Lived Trade Names

Description of the Matter
At August 31, 2020, the Company’s indefinite-lived intangible assets consisted of thirteen trade names with an aggregate carrying value of approximately $174.3 million. As explained in Note 2 to the consolidated financial statements, the Company tests indefinite-lived trade names for impairment on an annual basis or more frequently as facts and circumstances change. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.

Auditing the Company’s impairment tests for indefinite-lived trade names was especially complex due to the judgmental nature of the significant assumptions used in the determination of estimated fair values for trade names. The Company estimates the fair values of trade names using a fair value model based on discounted future cash flows. Significant assumptions used to estimate the value of the trade names included estimated future net sales (including short- and long-term growth rates), discount rates and royalty rates, all of which are forward-looking and could be affected by economic, industry and company-specific qualitative factors. Short-term growth rates reflect increased estimation uncertainty as a result of the COVID-19 pandemic.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment process. This included testing controls over management’s review of the discounted cash flow model, including the significant assumptions described above.

To test the fair values of the Company’s indefinite-lived trade names, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow model, the completeness and accuracy of the underlying data and the significant assumptions described above. We compared the significant assumptions to current industry, market and economic trends, including the impact of the COVID-19 pandemic, the Company’s historical results and other relevant factors. We involved our valuation specialists to assist in evaluating the Company’s discount rates and royalty rates. In addition, we considered the accuracy of the Company’s historical projections of net sales compared to actual net sales. We also performed a sensitivity analysis to evaluate the potential change in the fair values of the trade names resulting from changes in the significant assumptions.

Valuation of Intangible Assets Resulting from the Acquisition of The Luminaires Group

Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company acquired all equity interests of The Luminaires Group (“TLG”) in September 2019. The Company preliminarily accounted for the acquisition as a business combination by recognizing the assets acquired and liabilities assumed at their estimated acquisition-date fair values. Among the assets acquired, the Company recognized identifiable intangible assets, which primarily consisted of indefinite-lived marketing-based intangible assets and definite-lived customer-based intangible assets.

Auditing management's accounting for the acquisition of TLG involved especially subjective judgments and complex analyses related to the fair value estimates of the indefinite-lived marketing-related intangible assets and definite-lived customer-based intangibles assets due to the significant estimation uncertainty in determining the fair values of these assets. The estimate of fair value of the acquired indefinite-lived marketing-related intangible assets is sensitive to changes in assumptions impacting the discounted future cash flows of the acquired business. The estimate of fair value of the acquired definite-lived customer-based intangible assets is also sensitive to changes in assumptions impacting the discounted future cash flows of the acquired business.

The significant assumptions used to estimate the fair value of the indefinite-lived marketing-related intangible assets include revenue growth rates, estimated royalty rates and discount rates. The significant assumptions used to estimate the fair value of the definite-lived customer-based intangible assets include revenue growth rates, customer attrition rates, profitability margins, and discount rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition process, including controls over management’s review of the assumptions and methodologies used in the calculation of fair value of indefinite-lived marketing-related intangible assets and definite-lived customer-based intangible assets, as well as the Company’s review of the completeness and accuracy of the data used in the Company’s analysis.

To test the estimated fair value of the indefinite-lived marketing-based intangible assets and definite-lived customer-based intangible assets, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions and underlying data used by the Company. For example, we evaluated the reasonableness of management’s forecasted revenues and profitability margins used in the fair value estimates by comparing those assumptions to the historical results of TLG and current industry, market and economic forecasts. We also involved our valuation specialists to evaluate the valuation methodologies and the reasonableness of the discount rate and royalty rate assumptions used by management in the estimates. As part of this evaluation, we compared the discount rate and royalty rate assumptions to market data. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair values of the indefinite-lived marketing-based intangible assets and definite-lived customer-based intangible assets that would result from the changes in assumptions.

/s/  Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Atlanta, Georgia
October 23, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses of The Luminaires Group and LocusLabs, Inc. (collectively, the 2020 Acquisitions), which are included in the 2020 consolidated financial statements of the Company and constituted less than 3% and 8% of tangible assets and net tangible assets, respectively, as of August 31, 2020 and less than 3% and 2% of net sales and pre-tax income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2020 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2020 and 2019, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 23, 2020 expressed an unqualified opinion thereon.
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
/s/  Ernst & Young LLP
Atlanta, Georgia
October 23, 2020

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$560.7	$461.0
Accounts receivable, less reserve for doubtful accounts of $2.6 and $1.0, respectively	500.3	561.0
Inventories	320.1	340.8
Prepayments and other current assets	58.6	79.0
Total current assets	1,439.7	1,441.8
Property, plant, and equipment, net	270.5	277.3
Operating lease right-of-use assets	63.4	—
Goodwill	1,080.0	967.3
Intangible assets, net	605.9	466.0
Deferred income taxes	2.7	2.3
Other long-term assets	29.5	17.7
Total assets	$3,491.7	$3,172.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326.5	$338.8
Current maturities of debt	24.3	9.1
Current operating lease liabilities	17.2	—
Accrued compensation	85.4	73.2
Other accrued liabilities	164.2	175.0
Total current liabilities	617.6	596.1
Long-term debt	376.8	347.5
Long-term operating lease liabilities	56.8	—
Accrued pension liabilities	91.6	99.7
Deferred income taxes	94.9	92.7
Self-insurance liabilities	6.5	6.8
Other long-term liabilities	120.0	110.7
Total liabilities	1,364.2	1,253.5
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,885,165 and 53,778,155 issued, respectively	0.5	0.5
Paid-in capital	963.6	930.0
Retained earnings	2,523.3	2,295.8
Accumulated other comprehensive loss	(132.7)	(151.4)
Treasury stock, at cost — 15,012,449 and 14,325,197 shares, respectively	(1,227.2)	(1,156.0)
Total stockholders’ equity	2,127.5	1,918.9
Total liabilities and stockholders’ equity	$3,491.7	$3,172.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2020	2019	2018
Net sales	$3,326.3	$3,672.7	$3,680.1
Cost of products sold	1,923.9	2,193.0	2,194.7
Gross profit	1,402.4	1,479.7	1,485.4
Selling, distribution, and administrative expenses	1,028.5	1,015.0	1,019.0
Special charges	20.0	1.8	5.6
Operating profit	353.9	462.9	460.8
Other expense:
Interest expense, net	23.3	33.3	33.5
Miscellaneous expense, net	5.9	4.7	1.4
Total other expense	29.2	38.0	34.9
Income before income taxes	324.7	424.9	425.9
Income tax expense	76.4	94.5	76.3
Net income	$248.3	$330.4	$349.6

Earnings per share:
Basic earnings per share	$6.29	$8.32	$8.54
Basic weighted average number of shares outstanding	39.5	39.7	40.9
Diluted earnings per share	$6.27	$8.29	$8.52
Diluted weighted average number of shares outstanding	39.6	39.8	41.0
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$248.3	$330.4	$349.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	11.9	(11.5)	(25.2)
Defined benefit plans, net of tax	6.8	(25.1)	21.2
Other comprehensive income (loss) items, net of tax	18.7	(36.6)	(4.0)
Comprehensive income	$267.0	$293.8	$345.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended August 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$248.3	$330.4	$349.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	101.1	88.3	80.3
Share-based payment expense	38.2	29.2	32.3
Loss on the sale or disposal of property, plant, and equipment	0.3	0.9	0.6
Asset impairments	8.8	—	—
Deferred income taxes	(6.7)	9.3	(38.2)
Gain on sale of business	—	—	(5.4)
Accounts receivable	74.5	97.7	(62.8)
Inventories	38.0	70.8	(74.4)
Prepayments and other current assets	12.9	(34.0)	0.7
Accounts payable	(19.6)	(111.5)	52.5
Other	9.0	13.6	16.3
Net cash provided by operating activities	504.8	494.7	351.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(54.9)	(53.0)	(43.6)
Proceeds from sale of property, plant, and equipment	0.2	—	—
Acquisition of businesses, net of cash acquired	(303.0)	(2.9)	(163.2)
Proceeds from sale of business	—	—	1.1
Other investing activities	(2.1)	2.9	1.7
Net cash used for investing activities	(359.8)	(53.0)	(204.0)
Cash flows from financing activities:
Borrowings on credit facility	400.0	86.5	395.4
Repayments of borrowings on credit facility	(5.0)	(86.5)	(395.4)
Repayments of long-term debt	(350.7)	(0.4)	(0.4)
Repurchases of common stock	(69.3)	(81.6)	(298.4)
Proceeds from stock option exercises and other	0.9	0.6	1.7
Payments of taxes withheld on net settlement of equity awards	(5.4)	(6.0)	(8.2)
Dividends paid	(20.8)	(20.8)	(21.4)
Net cash used for financing activities	(50.3)	(108.2)	(326.7)
Effect of exchange rate changes on cash and cash equivalents	5.0	(1.6)	(2.8)
Net change in cash and cash equivalents	99.7	331.9	(182.0)
Cash and cash equivalents at beginning of year	461.0	129.1	311.1
Cash and cash equivalents at end of year	$560.7	$461.0	$129.1
Supplemental cash flow information:
Income taxes paid	$64.6	$92.9	$126.6
Interest paid	$29.8	$35.6	$36.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2017	41.8	$0.5	$881.0	$1,659.9	$(99.7)	$(776.1)	$1,665.6
Net income	—	—	—	349.6	—	—	349.6
Other comprehensive loss	—	—	—	—	(4.0)	—	(4.0)
Reclassification of stranded tax effects of the Tax Cuts and Jobs Act	—	—	—	11.1	(11.1)	—	—
Share-based payment amortization, issuances, and cancellations	0.2	—	23.6	—	—	0.1	23.7
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(21.4)	—	—	(21.4)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(2.0)	—	—	—	—	(298.4)	(298.4)
Balance, August 31, 2018	40.0	0.5	906.3	1,999.2	(114.8)	(1,074.4)	1,716.8
Net income	—	—	—	330.4	—	—	330.4
Other comprehensive loss	—	—	—	—	(36.6)	—	(36.6)
Share-based payment amortization, issuances, and cancellations	0.2	—	23.1	—	—	—	23.1
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Repurchases of common stock	(0.7)	—	—	—	—	(81.6)	(81.6)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Balance, August 31, 2019	39.5	0.5	930.0	2,295.8	(151.4)	(1,156.0)	1,918.9
Net income	—	—	—	248.3	—	—	248.3
Other comprehensive income	—	—	—	—	18.7	—	18.7
Share-based payment amortization, issuances, and cancellations	0.1	—	32.7	—	—	—	32.7
Employee stock purchase plan issuances	—	—	0.8	—	—	—	0.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Stock options exercised	—	—	0.1	—	—	—	0.1
Repurchases of common stock	(0.7)	—	—	—	—	(71.2)	(71.2)
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building technology solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building technology solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to evolve Atrius as the intelligent building platform upon which a host of problem-solving applications can be deployed. Our solution, built on our local operating system, delivers increased efficiency and productivity by solving facility, operational, and line of business problems through location awareness. We have one reportable segment serving the North American lighting market and select international markets.
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
Prior to the adoption of the new revenue accounting standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on September 1, 2018, we recorded reserves for product returns, cash discounts, and other deductions due to customers as a reduction to our outstanding receivables. As of September 1, 2019, we had a total reserve balance of $23.4 million. Since the adoption of ASC 606, estimated liabilities for returns,

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash discounts, and other deductions are reflected within Other current liabilities within our Consolidated Balance Sheets rather than as reductions to our trade receivables. Refer to the Revenue Recognition footnote for additional information.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting and building technology solutions as well as their dispersion across many different geographic areas. One customer accounted for approximately 10% of receivables at August 31, 2020, 2019, and 2018. No single customer accounted for more than 10% of net sales in fiscal 2020, 2019, or 2018.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period.
Subsequent Events
We have evaluated subsequent events for recognition and disclosure for occurrences and transactions after the date of the consolidated financial statements as of August 31, 2020. See Subsequent Event footnote for additional details.
Inventories
Inventories include materials, direct labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Raw materials, supplies, and work in process(1)	$170.3	$179.4
Finished goods	199.1	183.7
Inventories excluding reserves	369.4	363.1
Less: Reserves	(49.3)	(22.3)
Total inventories	$320.1	$340.8
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
Assets Held for Sale
We classify assets as held for sale upon the development and approval of a plan for disposal, when the sale of the asset is probable, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets at the date of approval. During the year ended August 31, 2020, we classified three buildings as held for sale with a total carrying value of $4.1 million, within Prepayments and other current assets on the Consolidated Balance Sheets. We did not have any assets classified as held for sale as of August 31, 2019. We concluded the carrying value of these assets approximated or exceeded their fair values less costs to sell.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
Goodwill amounted to $1.1 billion and $967.3 million as of August 31, 2020 and 2019, respectively. The changes in the carrying amount of goodwill during the periods presented are summarized as follows (in millions):

Carrying Amount
Balance, August 31, 2018	$970.6
Additions from an acquired business	2.0
Adjustments to provisional amounts from acquired businesses	(0.2)
Foreign currency translation adjustments	(5.1)
Balance, August 31, 2019	967.3
Additions from acquired businesses	147.8
Adjustments to provisional amounts from acquired businesses	(41.5)
Foreign currency translation adjustments	6.4
Balance as of August 31, 2020	$1,080.0
Summarized information for our acquired intangible assets is as follows as of the dates presented (in millions except amortization periods):

		August 31,
		2020		2019
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	11	$163.6	$(89.5)	$135.7	$(72.9)
Trademarks and trade names	24	27.2	(15.8)	27.2	(14.5)
Distribution network	28	61.8	(42.8)	61.8	(39.7)
Customer relationships	20	421.4	(94.3)	299.2	(72.1)
Total definite-lived intangible assets	19	$674.0	$(242.4)	$523.9	$(199.2)
Indefinite-lived trade names		$174.3		$141.3
Through multiple acquisitions, we acquired definite-lived intangible assets consisting primarily of trademarks and trade names associated with specific products, distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future short-term and long-term net sales and profitability, customer attrition rates, royalty rates, and discount rates. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year.
We recorded amortization expense of $41.7 million, $30.8 million, and $28.5 million related to acquired intangible assets during fiscal 2020, 2019, and 2018, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $40.7 million in fiscal 2021, $40.6 million in fiscal 2022, $40.3 million in fiscal 2023, $40.1 million in fiscal 2024, and $33.3 million in fiscal 2025.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference is recorded.
In fiscal 2020, we used a quantitative analysis based on discounted future cash flows to determine the likelihood of impairment for our one reporting unit. In fiscal 2019 and 2018, we used a qualitative fair value analysis to determine the likelihood of goodwill impairment. The analysis for goodwill did not result in an impairment charge during fiscal 2020, 2019, or 2018.
The impairment test for indefinite-lived trade names consists of comparing the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. We estimate the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. Based on the results of the indefinite-lived intangible asset analyses for fiscal 2020, we recorded an impairment charge of $1.4 million related to one trade name in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. The impairment analyses of the other 12 indefinite-lived intangible assets indicated that their fair values exceeded their carrying values. Any reasonably likely change in the assumptions used in the analyses for our trade names would not be material to our financial condition or results of operations.
Short-term growth rates used in the fiscal 2020 our impairment analyses reflected additional estimation uncertainty as a result of the COVID-19 pandemic.
Based on the results of the indefinite-lived intangible asset analyses performed in fiscal 2019 and 2018, we concluded that our analyses supported the indefinite-lived trade names' values; therefore, no impairment charges were recorded during those periods.
Other Long-Term Assets
Other long-term assets consist of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Deferred contract costs	$12.3	$15.4
Investments in unconsolidated affiliates(1)	6.0	—
Tax credits(2)	8.6	—
Other(3)	2.6	2.3
Total other long-term assets	$29.5	$17.7
_______________________________________

(1)
We hold equity investments in two unconsolidated affiliates. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We measure these investments at cost less any impairment adjusted for observable price changes, if any.

(2)	Amount represents research and development tax credit receivables related to certain amended prior year tax returns.

(3)
Amounts primarily include deferred debt issuance costs related to our credit facilities and company-owned life insurance investments. We maintain life insurance policies on 64 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2020.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Deferred compensation and postretirement benefits other than pensions(1)	$42.7	$41.6
Service-type warranties	55.8	46.3
Unrecognized tax position liabilities, including interest(2)	18.9	17.6
Other(3)	2.6	5.2
Total other long-term liabilities	$120.0	$110.7
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

(2)	See the Income Taxes footnote for more information.

(3)	Amount primarily includes fees owed for licensing certain intellectual property.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold in the Consolidated Statements of Comprehensive Income. Other shipping and handling costs are included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $121.9 million, $138.4 million, and $154.9 million in fiscal 2020, 2019, and 2018, respectively.
Share-based Payments
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. We account for stock options, restricted shares, performance units, and share units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
Share-based payment expense includes expense related to restricted stock, performance units, options issued, and share units deferred into the Director Plan. We recorded $38.2 million, $29.2 million, and $32.3 million of share-based payment expense for the years ended August 31, 2020, 2019, and 2018, respectively. The total income tax benefit recognized for share-based payment expense was $6.6 million, $6.5 million, and $8.4 million for the years ended August 31, 2020, 2019, and 2018, respectively. We account for any awards with graded vesting on a straight-line basis. Additionally, forfeitures of share-based awards are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from initial estimates. We did not capitalize any expense related to share-based payments and have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax expense related to share-based payment cost of $1.4 million, $1.6 million, and $0.8 million for the years ended August 31, 2020, 2019, and 2018, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (10 to 40 years for buildings and related improvements and 3 to 15 years for machinery and equipment) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $59.4 million, $57.5 million, and $51.8 million during fiscal 2020, 2019, and 2018, respectively. The balance in property, plant, and equipment consisted of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Land	$22.2	$22.6
Buildings and leasehold improvements	192.2	190.7
Machinery and equipment	588.4	544.4
Total property, plant, and equipment, at cost	802.8	757.7
Less: Accumulated depreciation and amortization	(532.3)	(480.4)
Property, plant, and equipment, net	$270.5	$277.3

Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs. R&D does not include all new product development costs and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $82.0 million, $74.7 million, and $63.9 million during fiscal 2020, 2019, and 2018, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $15.1 million, $18.5 million, and $20.6 million during fiscal 2020, 2019, and 2018, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, obligations in connection with non-qualified retirement benefits, and line of credit borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net during the periods presented (in millions):

	Year Ended August 31,
	2020	2019	2018
Interest expense	$26.4	$36.4	$35.5
Interest income	(3.1)	(3.1)	(2.0)
Interest expense, net	$23.3	$33.3	$33.5
Miscellaneous Expense, Net
Miscellaneous expense, net, is comprised primarily of non-service related components of net periodic pension cost, gains or losses on foreign currency items, and other non-operating items. Gains or losses relating to foreign currency items consisted of net expense of $5.9 million in fiscal 2020, net gains of $0.6 million in fiscal 2019, and net gains of $0.1 million in fiscal 2018. During fiscal 2018, we recognized a $5.4 million gain on the sale of a foreign domiciled business, which included the reclassification of $8.7 million in accumulated foreign currency gains from Accumulated other comprehensive loss.

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
Foreign Currency Translation
The functional currency for foreign operations is generally the local currency where the foreign operations are domiciled. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income and are excluded from net income.
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2018	$(53.9)	$(60.9)	$(114.8)
Other comprehensive loss before reclassifications	(11.5)	(31.1)	(42.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	6.0	6.0
Net current period other comprehensive loss	(11.5)	(25.1)	(36.6)
Balance as of August 31, 2019	(65.4)	(86.0)	(151.4)
Other comprehensive income (loss) before reclassifications	11.9	(0.6)	11.3
Amounts reclassified from accumulated other comprehensive loss (1)	—	7.4	7.4
Net current period other comprehensive income	11.9	6.8	18.7
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
_______________________________________

(1)	The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2020			2019			2018
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$11.9	$—	$11.9	$(11.5)	$—	$(11.5)	$(25.2)	$—	$(25.2)
Defined benefit pension plans:
Actuarial (losses) gains	(0.7)	0.1	(0.6)	(40.8)	9.7	(31.1)	18.4	(4.4)	14.0
Amortization of defined benefit pension items:
Prior service cost	4.0	(0.9)	3.1	3.5	(0.9)	2.6	3.1	(0.7)	2.4
Actuarial losses	5.6	(1.3)	4.3	4.1	(1.0)	3.1	6.8	(2.0)	4.8
Settlement losses	—	—	—	0.4	(0.1)	0.3	—	—	—
Total defined benefit plans, net	8.9	(2.1)	6.8	(32.8)	7.7	(25.1)	28.3	(7.1)	21.2
Other comprehensive income (loss)	$20.8	$(2.1)	$18.7	$(44.3)	$7.7	$(36.6)	$3.1	$(7.1)	$(4.0)

Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2020
ASC 842 — Leases (“ASC 842”)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use (“ROU”) asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases.
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
ASU 2020-04 — Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 and expire on December 31, 2022. The provisions of ASU 2020-04 did not have a material effect on our financial condition, results of operations, and cash flows as of August 31, 2020. We will continue to monitor any impacts of the standard and reference rate reform on our financial instruments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have an implementation team tasked with reviewing our financial assets and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team has completed its review of our current portfolio, which consists primarily of trade receivables, and has concluded that the application of the expected credit loss model will have an immaterial impact on our consolidated results of operations and financial position. Throughout the fiscal year, the implementation team reported its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 4 — Acquisitions
The following discussion relates to acquisitions completed during fiscal 2020, 2019, and 2018.
Fiscal 2020 Acquisitions
The Luminaires Group
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complement our current and dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers, and engineers through five niche lighting brands: A-light™, Cyclone™, Eureka®, Luminaire LED™, and Luminis®.
LocusLabs, Inc.
On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Fiscal 2020 Acquisitions
We accounted for the acquisitions of TLG and LocusLabs (collectively, the "2020 Acquisitions") in accordance with ASC 805, Business Combinations ("ASC 805"). Acquired assets and liabilities were recoded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. Preliminary amounts related to the acquisition accounting for the 2020 Acquisitions are reflected on the Consolidated Balance Sheets as of August 31, 2020. The aggregate purchase price of these acquisitions reflects preliminary total goodwill and identified intangible assets of approximately $107.6 million and $180.6 million, respectively, as of August 31, 2020. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a preliminary weighted average useful life of approximately 16 years. Goodwill recognized from these acquisitions is comprised primarily of expected benefits related to complementing and expanding our solutions portfolio, including dynamic lighting and software, as well as the trained workforce acquired with these businesses and expected synergies from combining the operations the acquired businesses with our operations. Goodwill from these acquisitions totaling $77.7 million is expected to be tax deductible.
These amounts are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification of other acquired assets and liabilities. These amounts may change as we finalize the allocations. The operating results of the acquisitions have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Fiscal 2019 Acquisitions
WhiteOptics, LLC
On June 20, 2019, using cash on hand, we acquired all of the equity interests of WhiteOptics, LLC (“WhiteOptics”). WhiteOptics manufactures advanced optical components used to reflect, diffuse, and control light for light emitting diode (“LED”) lighting used in commercial and institutional applications. The operating results of WhiteOptics have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Fiscal 2018 Acquisitions
IOTA Engineering, LLC
On May 1, 2018, using cash on hand and borrowings available under existing credit arrangements, we acquired all of the equity interests of IOTA Engineering, LLC (“IOTA”). IOTA manufactures highly engineered emergency lighting products and power equipment for commercial and institutional applications both in the U.S. and international markets. The operating results of IOTA have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Lucid Design Group, Inc.
On February 12, 2018, using cash on hand, we acquired all of the equity interests of Lucid Design Group, Inc (“Lucid”). Lucid provides a data and analytics platform to make data-driven decisions to improve building efficiency and drive energy conservation and savings. The operating results of Lucid have been included in our consolidated financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.
Accounting for 2019 and 2018 Acquisitions
As of August 31, 2020, we have finalized the acquisition accounting for IOTA, Lucid, and WhiteOptics in accordance with ASC 805. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting.

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
Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $560.7 million and $461.0 million as of August 31, 2020 and 2019, respectively.
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
The carrying values and estimated fair values of certain financial instruments (Level 2) as of the dates presented were as follows (in millions):

	August 31, 2020		August 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in unconsolidated affiliates	$6.0	$6.0	$—	$—
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$—	$—	$349.9	$352.7
Borrowings under Term Loan Facility	395.0	395.0	—	—
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.1	2.3	2.7	2.9

We hold equity investments in two unconsolidated affiliates without readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in ASC 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. Based on these considerations, we estimate that the historical cost of the acquired shares represents the fair value of the investment as of August 31, 2020.
Borrowings under our unsecured delayed draw term loan facility (the “Term Loan Facility”) and the industrial revenue bond (“IRB”) are carried at the outstanding balance as of the end of the reporting period. The borrowings under the Term Loan Facility and the IRB are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that the face amounts of these instruments approximate their fair values as of August 31, 2020 based on instruments of similar terms and maturity (Level 2). The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). See Note 7 — Debt and Lines of Credit for further details on our long-term borrowings.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 — Leases
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
Generally, the rate implicit in our leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of August 31, 2020 was 1.9%.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2020
2021	$18.5
2022	14.9
2023	12.3
2024	9.7
2025	9.0
Thereafter	14.4
Total undiscounted lease payments	78.8
Less: Discount due to interest	(4.8)
Present value of lease liabilities	$74.0

The weighted average remaining lease term for our operating leases was six years as of August 31, 2020.
Lease cost is recorded within Cost of products sold or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related ROU asset. The components of total lease cost were as follows during the period presented (in millions):

Year Ended August 31, 2020
Operating lease cost	$18.1
Variable lease cost	2.3
Short-term lease cost	2.8
Total lease cost	$23.2

Prior to the adoption of ASC 842, we recognized rent expense of $22.6 million and $22.3 million during the years ended August 31, 2019 and 2018, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for operating lease liabilities during the year ended August 31, 2020 was $18.7 million. ROU assets obtained in exchange for lease liabilities, including those obtained from recent acquisitions, during the year ended August 31, 2020 were $27.2 million.
We do not have material leases that have not yet commenced as of August 31, 2020 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
During fiscal 2020, we committed to plans to vacate certain leased properties, which indicated that it was more likely than not that the fair value of the related ROU assets were below their carrying values. We assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable. We recorded impairment charges of $7.4 million related to these assets using a discounted cash flow model to estimate their fair values. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of appropriate discount rates.

Note 7 — Debt and Lines of Credit
Debt
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consisted of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Senior unsecured public notes due December 2019, principal	$—	$350.0
Senior unsecured public notes due December 2019, unamortized discount and deferred costs	—	(0.1)
Borrowings under Term Loan Facility	395.0	—
Industrial revenue bond due June 2021	4.0	4.0
Bank loans	2.1	2.7
Total debt	$401.1	$356.6

Future principal payments of long-term debt are $24.3 million, $20.2 million, $355.3 million, $0.3 million, $0.3 million, and $0.7 million in fiscal 2021, 2022, 2023, 2024, 2025, and after 2025, respectively.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million Term Loan Facility. We had no borrowings outstanding under the Revolving Credit Facility as of August 31, 2020 or 2019. We had $395.0 million in borrowings outstanding under the Term Loan Facility as of August 31, 2020 and no borrowings outstanding under the Term Loan Facility as of August 31, 2019. Based on the repayment schedule, $375.0 million of the borrowings under the Term Loan Facility are reflected within Long-term debt on the Consolidated Balance Sheets as of August 31, 2020.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375% Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%. The Term Loan Facility allowed for borrowings to be drawn over a one-year period ending December 31, 2019, utilizing up to four separate installments, which are U.S. dollar denominated. Borrowings under the Term Loan

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility amortize in equal quarterly installments of 2.5% per year in year one, 2.5% per year in year two, 5.0% per year in year three, 5.0% per year in year four, and 7.5% per year in year five. Any remaining borrowings under the Term Loan Facility are due and payable in full on June 29, 2023. The Term Loan Facility allows for borrowings to bear interest at either a Eurocurrency Rate or the base rate, at our option, in each case plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the LIBOR for the applicable currency plus an applicable margin. The Eurocurrency applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.875% to 1.250%. Base Rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.0% to 0.25%.
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
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2020. At August 31, 2020, we had additional borrowing capacity under the Credit Agreement of $396.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility. As of August 31, 2020, we had outstanding letters of credit totaling $8.1 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes $3.8 million we issued under the Revolving Credit Facility.
Long-term Debt
On December 16, 2019, we repaid $350 million of senior unsecured notes in full plus accrued interest in full with borrowings under our Term Loan Facility.
We also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021 outstanding at August 31, 2020. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of August 31, 2020. The interest rate on the $4.0 million bonds was approximately 1.0% at August 31, 2020 and 2019. Additionally, we had $2.1 million outstanding under fixed-rate bank loans. These loans have interest rates between 0.8% and 2.0% and mature between December 2022 and February 2028, subject to monthly or quarterly repayment schedules.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings.

Note 8 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including,

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

among others, changes in claim reporting patterns, claim settlement patterns, actual claims, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.
We are also self-insured for the majority of our medical benefit plans up to certain limits. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of our lag factor is evaluated annually and revised as necessary.
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to the Leases footnote of the Notes to Consolidated Financial Statements for additional information.
Purchase Obligations
We incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Obligations for years subsequent to August 31, 2020 include $301.5 million and $5.1 million in fiscal 2021, and 2022, respectively. As of August 31, 2020, we had no purchase obligations extending beyond August 31, 2022.
Collective Bargaining Agreements
Approximately 67% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 59% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. On October 9, 2019 and November 6, 2019, LSG dropped from the International Trade Commission action its claims regarding four additional patents. For the remaining three patents, LSG’s infringement allegations relate to certain of our LED luminaires. On April 7, 2020 and October 1, 2020, the International Trade Commission made final determinations that LSG was not entitled to any relief, and LSG is appealing certain of those determinations. In the District of Delaware action, LSG separately seeks unspecified monetary damages, costs, and attorneys’ fees. The District of Delaware action is stayed. We dispute and have numerous defenses to the allegations, and we intend to vigorously defend against LSG’s claims. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and a request for an exclusion order and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from these matters.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Environmental Matters
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we invest capital and incur operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. We are not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect. The cost of responding to future changes may be substantial. We establish accruals for known environmental claims when the associated costs become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that accrued due to difficulty in estimating such costs.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Year Ended August 31,
	2020	2019	2018
Beginning balance	$11.5	$27.3	$22.0
Warranty and recall costs	32.0	18.7	32.4
Payments and other deductions	(27.5)	(19.7)	(27.7)
Acquired warranty and recall liabilities	0.1	—	0.6
ASC 606 adjustments (1)	—	(14.8)	—
Ending balance	$16.1	$11.5	$27.3

______________________________
(1) Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606 are now reflected as contract liabilities effective September 1, 2018.

Note 9 — Revenue Recognition
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
Refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $31.0 million and $37.3 million as of August 31, 2020 and August 31, 2019, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $10.3 million and $13.9 million as of August 31, 2020 and August 31, 2019, respectively.
We also maintain one-time or ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $27.7 million and $34.5 million as of August 31, 2020 and August 31, 2019, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs to obtain and fulfill contracts, such as sales commissions and shipping and handling activities, are generally short-term in nature and are expensed as incurred.
Nature of Goods and Services
Products
Approximately 95% of revenues for the periods presented were generated from short-term contracts with our customers to deliver only tangible goods such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred and revenue is recognized at the time of shipment. For sales designated free on board destination, customers take control and revenue is recognized when a product is delivered to the customer’s delivery site.
Professional Services
We collect fees associated with training, installation, and technical support services, primarily related to the set up of our lighting and building technology solutions. We recognize revenue for these one-time services at the time the service is performed. We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for service-type warranties as distinct performance obligations and recognize revenue for these contracts ratably over the life of the additional warranty period. Claims related to service-type warranties are expensed as incurred.
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consisted of the following as of the dates presented (in millions):

	August 31,
	2020	2019
Current deferred revenues	$5.4	$4.7
Non-current deferred revenues	53.6	46.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the year ended August 31, 2020 totaled $4.7 million.
Unsatisfied performance obligations as of August 31, 2020 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.
Disaggregated Revenues
Our lighting and building technology solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel during the periods presented (in millions):

	Year Ended August 31,
	2020	2019
Independent sales network	$2,442.9	$2,519.2
Direct sales network	311.0	381.0
Retail sales	214.9	270.3
Corporate accounts	193.6	314.2
Other	163.9	188.0
Total	$3,326.3	$3,672.7

Note 10 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2018, our stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, resulted in an aggregate of 2.7 million of shares authorized for issuance pursuant to the Stock Incentive Plan. The Compensation Committee of the Board of Directors is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Stock Incentive Plan, including those previously issued and outstanding prior to the amendment, were approximately 0.7 million, 1.4 million, and 1.6 million at August 31, 2020, 2019, and 2018, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
Effective for certain restricted stock and performance share grants awarded in fiscal 2020, the Compensation Committee of the Board of Directors reinstated a policy that provides for the continued vesting of stock awards following retirement for all eligible participants who have attained age 60 and have at least ten years of service with the Company. We deem the requisite service period for these awards for a participant to be the shorter of either the award's stated vesting period or the time from grant until the participant satisfies the age and service criteria.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized related to the awards under the current and prior equity incentive plans during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2020	2019	2018
Restricted stock awards	$24.6	$25.1	$27.9
Stock options	4.9	2.7	3.1
Performance share units	7.3	—	—
Director share units	1.4	1.4	1.3
Total share-based payment expense	$38.2	$29.2	$32.3

Restricted Stock Awards
As of August 31, 2020, we had approximately 350,000 shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan, including restricted stock units. The shares vest primarily over a four-year period and are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2017	0.4	$197.41
Granted	0.2	$154.95
Vested	(0.2)	$177.79
Outstanding at August 31, 2018	0.4	$186.63
Granted	0.2	$120.73
Vested	(0.2)	$184.60
Forfeited*	—	$159.88
Outstanding at August 31, 2019	0.4	$156.32
Granted	0.2	$122.10
Vested	(0.1)	$171.92
Forfeited	(0.1)	$135.43
Outstanding at August 31, 2020	0.4	$134.68

___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2020, there was $26.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years. The total weighted average fair value of shares vested during the years ended August 31, 2020, 2019, and 2018 was approximately $22.8 million, $26.9 million, and $26.6 million, respectively.
Stock Options
As of August 31, 2020, we had approximately 915,000 options outstanding to officers and other key employees under the Stock Incentive Plan. Of these options, 815,000 vest and become exercisable over a three year period (the "Service Options"). The remaining 100,000 vest and become exercisable over a four year period and are also subject to a market condition (the "Market Options"). Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire ten years from the date of grant.
The fair value of each Service Option was estimated on the date of grant using the Black-Scholes model, and the fair value of each Market Option was estimated on the date of grant using the Monte-Carlo simulation model. The dividend

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant for the Service Options and equal to the contractual term for the Market Options. We used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs noted above are estimates made at the time of grant. All inputs into the Black-Scholes model and the Monte-Carlo simulation are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.
The following weighted average assumptions were used to estimate the fair value of the stock options granted in the fiscal years presented:

	Market Options	Service Options
	2020	2020	2019	2018
Dividend yield	0.4%	0.4%	0.4%	0.3%
Expected volatility	33.7%	33.7%	32.8%	30.9%
Risk-free interest rate	1.5%	1.3%	3.0%	2.0%
Expected life of options	7 years	5 years	4 years	4 years
Weighted-average fair value of options	$44.74	$34.22	$34.06	$41.87

There were no Market Options granted during the fiscal years ended August 31, 2019 or 2018.
Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2017	0.3		$156.43	0.2		$106.54
Granted	—	*	$156.39
Exercised	—	*	$115.27
Outstanding at August 31, 2018	0.3		$154.69	0.2		$134.13
Granted	0.1	*	$116.40
Outstanding at August 31, 2019	0.4		$146.70	0.3		$147.51
Granted	0.5		$121.87
Exercised	—	*	$116.36
Outstanding at August 31, 2020	0.9		$133.19	0.4		$151.07
Range of option exercise prices:
$40.01 - $100.00 (average life - 2.1 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 8.3 years)	0.7		$123.01	0.2		$126.16
$160.01 - $210.00 (average life - 5.2 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 6.1 years)	—	*	$239.76	—	*	$239.76

___________________________
* Represents shares of less than 0.1 million.
The total intrinsic value of options exercised was de minimis during the year ended August 31, 2020 and $0.5 million during the year ended August 31, 2018. There were no options exercised during fiscal 2019. As of August 31, 2020, the total intrinsic value of options outstanding was $3.3 million, the total intrinsic value of options expected to vest was zero, and the total intrinsic value of options exercisable was $3.3 million. As of August 31, 2020, there was $15.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units
Beginning in fiscal 2020, the Board of Directors (the “Board”) approved grants of performance share units to certain executives and key employees. These shares vest over a three-year period and are valued at the closing stock price on the date of grant. During the second quarter, additional performance shares were issued to certain key employees that vest over a two-year period based on the level of achievement of established performance thresholds and were valued at the closing stock price on the date of grant. The actual number of performance shares earned for these awards will be determined at the end of the related two-year or three-year period based on the level of achievement of established performance thresholds. We recognize compensation expense for these awards proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. As of August 31, 2020, we had approximately 67,000 performance share units outstanding. There were no outstanding performance share units at August 31, 2019 and 2018.
As of August 31, 2020 there was $1.9 million of total unrecognized compensation cost related to unvested performance share units. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Employee Deferred Share Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as share units. The share units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2020, approximately 7,500 fully vested share units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these share units during fiscal years 2020, 2019, and 2018.
Director Deferred Share Units
Total shares available for issuance under the Director Plan were approximately 320,000, 360,000, and 370,000 at August 31, 2020, 2019, and 2018, respectively. As of August 31, 2020, approximately 98,000 share units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2020. Employees may participate at their discretion.

Note 11 — Pension and Defined Contribution Plans
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S.-based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$239.2	$203.2	$44.6	$45.5
Service cost	4.3	2.9	0.3	0.2
Interest cost	6.4	7.7	0.9	1.3
Amendments	—	11.4	—	—
Actuarial losses	8.5	26.2	0.7	3.2
Settlement gain	—	(3.4)	—	—
Benefits paid	(8.8)	(8.8)	(1.4)	(2.6)
Other	—	—	4.1	(3.0)
Benefit obligation at end of year	249.6	239.2	49.2	44.6
Change in plan assets:
Fair value of plan assets at beginning of year	$151.5	$149.4	$30.7	$30.9
Actual return on plan assets	19.0	9.0	1.9	3.1
Employer contributions	5.4	5.3	0.8	1.2
Benefits paid	(8.8)	(12.2)	(1.4)	(2.6)
Other	—	—	3.1	(1.9)
Fair value of plan assets at end of year	167.1	151.5	35.1	30.7
Funded status at the end of year	$(82.5)	$(87.7)	$(14.1)	$(13.9)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(5.0)	$(1.8)	$—	$(0.1)
Non-current liabilities	(77.5)	(85.9)	(14.1)	(13.8)
Net amount recognized in consolidated balance sheets	$(82.5)	$(87.7)	$(14.1)	$(13.9)
Accumulated benefit obligation	$249.1	$239.2	$49.2	$44.6
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(8.4)	$(12.4)	$—	$—
Net actuarial loss	(79.2)	(83.4)	(13.5)	(13.0)
Amounts in accumulated other comprehensive loss	$(87.6)	$(95.8)	$(13.5)	$(13.0)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$249.6	$239.2	$49.2	$44.6
Accumulated benefit obligation	249.1	239.2	49.2	44.6
Plan assets	167.1	151.5	35.1	30.7
Estimated amounts that will be amortized from accumulated comprehensive income over the next fiscal year:
Prior service cost	$2.9	$4.0	$—	$—
Net actuarial loss	$4.1	$4.1	$0.6	$1.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2020	2019	2018	2020	2019	2018
Service cost	$4.3	$2.9	$2.7	$0.3	$0.2	$0.2
Interest cost	6.4	7.7	7.3	0.9	1.3	1.3
Expected return on plan assets	(10.4)	(10.5)	(10.2)	(2.0)	(1.9)	(2.2)
Amortization of prior service cost	4.0	3.5	3.1	—	—	—
Settlement	—	0.4	—	—	—	—
Recognized actuarial loss	4.2	2.7	4.5	1.4	1.4	2.3
Net periodic pension cost	$8.5	$6.7	$7.4	$0.6	$1.0	$1.6

Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2020	2019	2020	2019
Discount rate	2.2%	2.8%	1.9%	2.0%
Rate of compensation increase	5.0%	5.0%	3.0%	3.1%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2020	2019	2018	2020	2019	2018
Discount rate	2.8%	3.9%	3.5%	2.0%	2.9%	2.5%
Expected return on plan assets	7.0%	7.3%	7.5%	6.5%	6.5%	6.5%
Rate of compensation increase	5.0%	5.5%	5.5%	3.0%	3.1%	3.1%

It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use a published yield curve to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $1.0 million for both the domestic plans and international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.6 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality equity and debt securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. During fiscal 2020, the U.S. targeted asset allocation was 55% equity securities, 40% fixed income securities, and 5% real estate securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. During fiscal 2020, the international asset target allocation approximated 75% equity securities, 15% fixed income securities, and 10% multi-strategy investments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2020	2019	2020	2019
Equity securities	58.2%	53.3%	76.9%	73.0%
Fixed income securities	37.3%	41.8%	13.7%	17.1%
Multi-strategy investments	—%	—%	9.4%	9.9%
Real estate	4.5%	4.9%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%

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
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$55.6	$55.6	$—	$—
Foreign equity fund	26.0	26.0	—	—
Collective trust: Domestic small cap equities	15.7	—	15.7	—
Short-term fixed income investments	5.2	5.2	—	—
Total assets in the fair value hierarchy	102.5
Assets calculated at net asset value:
Fixed-income investments	57.0
Real estate fund	7.6
Total assets at net asset value	64.6
Total assets at fair value	$167.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$45.6	$45.6	$—	$—
Foreign equity fund	20.5	20.5	—	—
Collective trust: Domestic small cap equities	14.6	—	14.6	—
Short-term fixed income investments	6.0	6.0	—	—
Total assets in the fair value hierarchy	86.7
Assets calculated at net asset value:
Fixed-income investments	57.4
Real estate fund	7.4
Total assets at net asset value	64.8
Total assets at fair value	$151.5

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the international pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$27.0	$—	$27.0	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.3	—	3.3	—
Fixed-income investments	4.5	—	4.5	—
Total assets at fair value	$35.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$22.4	$—	$22.4	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.0	—	3.0	—
Fixed-income investments	5.0	—	5.0	—
Total assets at fair value	$30.7

We expect to contribute approximately $1.0 million and $1.2 million during fiscal 2021 to our domestic qualified plans and international defined benefit plans, respectively. These amounts are based on the total contributions required during fiscal 2021 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2021	$12.8	$1.1
2022	11.7	1.2
2023	23.3	1.2
2024	17.9	1.3
2025	13.0	1.3
2026-2030	67.6	7.5

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

Our contributions to these plans were $0.6 million for the year ended August 31, 2020, and $0.5 million for each of the years ended August 31, 2019, and 2018.
Defined Contribution Plans
We also have defined contribution plans to which both employees and we make contributions. Our cost for these plans was $8.2 million, $8.1 million, and $8.0 million for the years ended August 31, 2020, 2019, and 2018, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. At August 31, 2020, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $5.9 million, which represented approximately 1.5% of the total fair market value of the assets in our domestic defined contribution plans.

Note 12 — Special Charges
During the year ended August 31, 2020, we recognized pre-tax special charges of $20.0 million. These charges were primarily severance costs and ROU lease asset impairments related to planned facility closures. We additionally recognized charges for relocation costs associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities, integrate recent acquisitions, and respond to reduced demand due to the COVID-19 pandemic will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation.
The details of the special charges during the periods presented are summarized as follows (in millions):

	Year Ended August 31,
	2020	2019	2018
Severance and employee-related costs	$9.3	$(0.5)	$5.4
ROU lease asset impairment charges	7.4	—	—
Other restructuring costs	3.3	2.3	0.2
Total special charges	$20.0	$1.8	$5.6

As of August 31, 2020, remaining accruals were $3.0 million and are included in Accrued compensation in the Consolidated Balance Sheets. The changes in the accruals related to these programs during the period presented are summarized as follows (in millions):

	Fiscal 2020 Actions	Fiscal 2019 Actions	Fiscal 2018 Actions	Total
Balance as of August 31, 2019	$—	$1.3	$0.6	$1.9
Severance costs	9.5	—	(0.2)	9.3
Payments made during the period	(6.5)	(1.3)	(0.4)	(8.2)
Balance as of August 31, 2020	$3.0	$—	$—	$3.0

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2017	53.5		$0.5
Issuance of restricted stock grants, net of cancellations	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2018	53.7		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Balance at August 31, 2019	53.8		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2020	53.9		$0.5

___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2020 and 2019, we had 15.0 million and 14.3 million of repurchased shares recorded as treasury stock at an original repurchase cost of $1.23 billion and $1.16 billion, respectively.
In March 2018, the Board authorized the repurchase of up to six million shares of common stock. As of August 31, 2020, 2.1 million shares had been purchased under this authorization, of which 0.7 million were repurchased in fiscal 2020. The maximum number of shares that may yet be purchased under the program as of August 31, 2020 equaled 3.9 million shares.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2020 or 2019, and no shares of preferred stock are outstanding.
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
The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2020	2019	2018
Net income	$248.3	$330.4	$349.6
Basic weighted average shares outstanding	39.5	39.7	40.9
Common stock equivalents	0.1	0.1	0.1
Diluted weighted average shares outstanding	39.6	39.8	41.0
Basic earnings per share	$6.29	$8.32	$8.54
Diluted earnings per share	$6.27	$8.29	$8.52

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents stock options, restricted stock awards, and performance share units that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Year Ended August 31,
	2020	2019	2018
Stock options	598,000	300,000	179,000
Restricted stock awards	213,000	160,000	227,000
Performance stock units *	—	—	—
___________________________
* Represents shares of less than 1,000 in fiscal 2020. No performance stock units awards were outstanding in fiscal 2019 or fiscal 2018.

Note 14 — Income Taxes
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
The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2020	2019	2018
Provision for current federal taxes	$54.6	$60.3	$88.9
Provision for current state taxes	12.5	14.7	16.4
Provision for current foreign taxes	16.0	10.2	9.2
(Benefit) provision for deferred taxes	(6.7)	9.3	(38.2)
Total provision for income taxes	$76.4	$94.5	$76.3

The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2020	2019	2018
Federal income tax computed at statutory rate	$68.2	$89.2	$109.4
State income tax, net of federal income tax benefit	9.7	12.2	11.5
Foreign permanent differences and rate differential	2.4	2.1	(2.0)
Discrete income tax benefits of the TCJA	—	(2.2)	(34.6)
Research and development tax credits	(7.1)	(18.1)	(3.3)
Unrecognized tax benefits	1.8	12.2	0.4
Other, net	1.4	(0.9)	(5.1)
Total provision for income taxes	$76.4	$94.5	$76.3

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2020	2019
Deferred income tax liabilities:
Depreciation	$(23.3)	$(22.0)
Goodwill and intangibles	(153.1)	(149.6)
Operating lease right of use asset	(15.6)	—
Other liabilities	(5.3)	(2.8)
Total deferred income tax liabilities	(197.3)	(174.4)
Deferred income tax assets:
Self-insurance	2.1	2.6
Pension	22.2	22.7
Deferred compensation	22.2	20.5
Net operating losses	5.6	6.2
Other accruals not yet deductible	32.0	26.9
Operating lease liabilities	18.2	—
Other assets	9.3	9.7
Total deferred income tax assets	111.6	88.6
Valuation allowance	(6.5)	(4.6)
Net deferred income tax liabilities	$(92.2)	$(90.4)

As of August 31, 2020 and 2019, the estimated undistributed earnings from foreign subsidiaries was $144.9 million. We have recorded a deferred income tax liability of $2.9 million for certain foreign withholding taxes and U.S. state taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA included changes that took effect during fiscal 2019 including, but not limited to, additional limitations on certain executive compensation, limitations on interest deductions, a new U.S. tax on certain offshore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), a new alternative U.S. tax on certain Base Erosion Anti-Avoidance (“BEAT”) payments from a U.S. company to any foreign related party, a new deduction for Foreign Derived Intangible Income (“FDII”), and the repeal of the Section 199 domestic production activities deduction. Our U.S. federal corporate tax rate was 21.0% for fiscal 2019. During fiscal 2018, we recorded a provisional discrete tax benefit of $34.6 million within Income tax expense on the Consolidated Statements of Comprehensive Income following the enactment of the TCJA. During fiscal 2019, we recorded an additional tax benefit of $2.2 million related to TCJA impacts including, but not limited to, our one-time transition tax, deferred income taxes, and executive compensation. The total tax benefit related to the enactment of the TCJA was $36.8 million, which included a benefit of $32.5 million to decrease our deferred income taxes to the revised statutory federal rate as well as a current estimated benefit of approximately $4.3 million for the transition tax on unremitted foreign earnings.
We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2020, we had state tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2021. At August 31, 2020, we had federal net operating loss carryforwards of $32.0 million that expire beginning in 2029, state net operating loss carryforwards of $21.2 million that began expiring in 2021, and foreign net operating loss carryforwards of $2.9 million that expire beginning in 2026.
The gross amount of unrecognized tax benefits as of August 31, 2020 and 2019 totaled $17.2 million and $16.6 million, respectively, which includes $16.7 million and $15.9 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We recognize potential interest and penalties related to

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2015 or for foreign income tax examinations before 2014. We do not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2020	2019
Unrecognized tax benefits balance at beginning of year	$16.6	$4.4
Additions based on tax positions related to the current year	2.3	2.0
Additions for tax positions of prior years	—	10.9
Reductions for tax positions of prior years	(0.4)	—
Reductions due to settlements	(1.2)	—
Reductions due to lapse of statute of limitations	(0.1)	(0.7)
Unrecognized tax benefits balance at end of year	$17.2	$16.6

Total accrued interest was $1.7 million and $1.0 million as of August 31, 2020 and 2019, respectively. There were no accruals related to income tax penalties during fiscal 2020. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. The classification of interest and penalties did not change during the current fiscal year. We are currently under an IRS audit for fiscal years 2017, 2016, and 2015. We do not believe this audit will result in adjustments that would materially change our uncertain tax positions.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Supplemental Disaggregated Information
We have one reportable segment. Sales of lighting and building technology solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2020, 2019, and 2018. Our geographic distribution of net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2020	2019	2018
Net sales(1):
Domestic(2)	$2,925.0	$3,277.4	$3,292.6
International	401.3	395.3	387.5
Total	$3,326.3	$3,672.7	$3,680.1
Operating profit:
Domestic(2)	$300.6	$419.3	$419.0
International	53.3	43.6	41.8
Total	$353.9	$462.9	$460.8
Income before provision for income taxes:
Domestic(2)	$274.2	$386.4	$386.4
International	50.5	38.5	39.5
Total	$324.7	$424.9	$425.9
Long-lived assets(3):
Domestic(2)	$301.2	$248.9	$256.4
International	64.9	48.4	52.0
Total	$366.1	$297.3	$308.4
_______________________________________

(1)	Net sales are attributed to each country based on the selling location.

(2)	Domestic amounts include amounts for U.S. based operations.

(3)
Long-lived assets include net property, plant, and equipment, operating lease right-of-use assets, long-term deferred income tax assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

Note 16 — Subsequent Event
From September 1, 2020 through October 22, 2020, we repurchased an additional 1.7 million shares of our common stock under the March 2018 share repurchase authorization. On October 23, 2020, the Board authorized the repurchase of an additional 3.8 million shares of our common stock, bringing our total authorization back to six million shares. Refer to Part II, Item 9b. Other information for further details.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Financial Data (Unaudited)

	Fiscal Year 2020
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$834.7	$824.2	$776.2	$891.2
Gross profit	$355.8	$343.9	$327.6	$375.1
Net income	$57.0	$57.2	$60.4	$73.7
Basic earnings per share	$1.44	$1.45	$1.53	$1.88
Diluted earnings per share	$1.44	$1.44	$1.52	$1.87

	Fiscal Year 2019
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$932.6	$854.4	$947.6	$938.1
Gross profit	$367.5	$333.9	$383.6	$394.7
Net income	$79.6	$66.3	$88.4	$96.1
Basic earnings per share	$1.99	$1.68	$2.23	$2.43
Diluted earnings per share	$1.98	$1.67	$2.22	$2.42

Certain amounts in the tables above have been rounded. Accordingly, the sum of the quarters may not be an exact match to the full year amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2020. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the year ended August 31, 2020, we completed our acquisitions of The Luminaires Group (“TLG”) and LocusLabs, Inc (“LocusLabs”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed TLG's or LocusLabs' internal control over financial reporting as of August 31, 2020. Excluding the acquisitions, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating TLG and LocusLabs into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting.
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2020 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.

Item 9b.	Other Information
Share Repurchase Authorization
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of our common stock. As of August 31, 2020, 2.1 million had been purchased under this authorization. We purchased an additional 1.7 million shares under this authorization from September 1, 2020 through October 22, 2020, leaving 2.2 million shares under the original March 2018 authorization. On October 23, 2020, the Board authorized the repurchase of an additional 3.8 million shares of our common stock, bringing our total authorization back to six million shares. Under the new increased share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
Board of Directors
Consistent with previously announced succession plans, Vernon J. Nagel will not stand for reelection as a Director at the upcoming stockholders' meeting to be held on January 6, 2021 (the “Annual Meeting”); however, he will continue to serve as Director and Chairman of the Board until such time. Mr. Nagel will also cease to be an employee of the Company effective as of December 28, 2020. In addition, Robert F. McCullough will not stand for reelection as a Director at the Annual Meeting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item, with respect to directors and corporate governance, is included under the captions Item 1 — Election of Directors of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the caption Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to delinquent filings, will be included under the caption Delinquent Section 16(a) Reports of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Board Composition, Board and Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation Committee, Compensation Discussion and Analysis, Fiscal 2020 Summary Compensation Table, Fiscal 2020 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2020 Year-End, Option Exercises and Stock Vested in Fiscal 2020, Pension Benefits in Fiscal 2020, Fiscal 2020 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included under the caption Audit Fees and Other Fees, Pre-Approval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 6, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	35
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of August 31, 2020 and 2019	41
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2020, 2019, and 2018	42
	Consolidated Statements of Cash Flows for the years ended August 31, 2020, 2019, and 2018	43
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2020, 2019, and 2018	44
	Notes to Consolidated Financial Statements	45
(2)	Financial Statement Schedules:
	Schedule II Valuation and Qualifying Accounts	93
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Description of Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on July 3, 2018, which is incorporated herein by reference.
	(2)	Amendment No. 1 dated as of April 22, 2019 to Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on April 24, 2019, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
	(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
	(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
	(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
	(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
	(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
	(13)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
	(14)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
	(15)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(16)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(17)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(20)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(23)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(24)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(26)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(27)	Unforeseeable Emergency Distribution Amendment to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan dated July 12, 2018.	Reference is made to Exhibit 10(iii)A(24) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(28)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(29)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(30)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.

(31)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(32)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(33)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(34)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(35)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(36)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(37)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(38)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(39)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(40)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(41)	Form of Severance Agreement	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(42)	Form of Change in Control Agreement	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(43)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(44)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(45)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.

(46)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(47)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(48)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(49)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(50)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(51)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(52)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(53)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(54)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(55)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(56)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(57)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(58)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(59)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(60)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.

(61)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(62)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(63)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(64)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(65)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(66)	Employment Letter dated July 27, 2006 between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(67)	Severance Agreement dated November 19, 2008, by and between Acuity Brands Lighting, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(68)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(79) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(69)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10 (d) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(70)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(71)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(58) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(72)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(57) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(73)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Mark A. Black.	Reference is made to Exhibit 10(iii)A(59) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(74)	General Release Agreement between Acuity Brands, Inc. and Mark A. Black dated May 24, 2018.	Reference is made to Exhibit 10(iii)A(58) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(75)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on January 9, 2015.
(76)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.

(77)	Employment Letter between Acuity Brands, Inc. and Laurent J. Vernerey dated September 6, 2017.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(78)	Severance Agreement by and between Acuity Brands, Inc. and Laurent J. Vernerey dated January 5, 2018.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(79)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(80)	Change in Control Agreement dated January 5, 2018 by and between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(81)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(82)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(83)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(84)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(85)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(86)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(87)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Filed with the Commission as part of this Form 10-K.
(88)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Filed with the Commission as part of this Form 10-K.
(89)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(90)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(91)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.

(92)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
(93)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(94)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(95)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(96)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(97)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(98)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(99)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(100)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(101)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Annex A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(102)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(103)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(104)	Form of Restricted Stock Unit Notification and Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(105)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(106)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.

	(107)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 23, 2020	By:	/S/ NEIL M. ASHE
Neil M. Ashe President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	President and Chief Executive Officer	October 23, 2020
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2020
Karen J. Holcom

	*	Director	October 23, 2020
W. Patrick Battle

	*	Director	October 23, 2020
Peter C. Browning

	*	Director	October 23, 2020
G. Douglas Dillard, Jr.

	*	Director	October 23, 2020
James H. Hance, Jr.

	*	Director	October 23, 2020
Maya Leibman

	*	Director	October 23, 2020
Robert F. McCullough

	*	Director/ Executive Chairman	October 23, 2020
Vernon J. Nagel

	*	Director	October 23, 2020
Laura G. O'Shaughnessy

	*	Director	October 23, 2020
Dominic J. Pileggi

	*	Director	October 23, 2020
Ray M. Robinson

	*	Director	October 23, 2020
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 23, 2020
Karen J. Holcom

Schedule II

Acuity Brands, Inc.

Valuation and Qualifying Accounts
For the Years Ended August 31, 2020, 2019, and 2018
(In millions)

	Balance at	Additions and Reductions Charged to
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Inventory reserves:
Year Ended August 31, 2020	$22.3	36.3	1.8	(11.1)	$49.3
Year Ended August 31, 2019	$36.8	10.7	(0.1)	(25.1)	$22.3
Year Ended August 31, 2018	$28.7	17.3	(0.2)	(9.0)	$36.8