Form 10-Q
period 2020-11-30
ACUITY BRANDS INC
filed 2021-01-07
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020.

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
Common stock — $0.01 par value — 36,026,752 shares as of January 4, 2021.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2020	August 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$507.0	$560.7
Accounts receivable, less reserve for doubtful accounts of $2.4 and $2.6, respectively	445.3	500.3
Inventories	316.1	320.1
Prepayments and other current assets	79.3	58.6
Total current assets	1,347.7	1,439.7
Property, plant, and equipment, net	268.8	270.5
Operating lease right-of-use assets	65.8	63.4
Goodwill	1,080.6	1,080.0
Intangible assets, net	596.0	605.9
Deferred income taxes	2.7	2.7
Other long-term assets	27.0	29.5
Total assets	$3,388.6	$3,491.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317.3	$326.5
Current maturities of debt	4.3	24.3
Current operating lease liabilities	18.1	17.2
Accrued compensation	75.3	85.4
Other accrued liabilities	168.4	164.2
Total current liabilities	583.4	617.6
Long-term debt	495.6	376.8
Long-term operating lease liabilities	58.1	56.8
Accrued pension liabilities	69.2	91.6
Deferred income taxes	95.3	94.9
Self-insurance reserves	6.7	6.5
Other long-term liabilities	143.3	120.0
Total liabilities	1,451.6	1,364.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,960,200 and 53,885,165 issued, respectively	0.5	0.5
Paid-in capital	968.6	963.6
Retained earnings	2,577.7	2,523.3
Accumulated other comprehensive loss	(126.5)	(132.7)
Treasury stock, at cost — 17,571,980 and 15,012,449 shares, respectively	(1,483.3)	(1,227.2)
Total stockholders’ equity	1,937.0	2,127.5
Total liabilities and stockholders’ equity	$3,388.6	$3,491.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2020	November 30, 2019
Net sales	$792.0	$834.7
Cost of products sold	459.6	478.9
Gross profit	332.4	355.8
Selling, distribution, and administrative expenses	246.0	265.3
Special charges	0.7	6.9
Operating profit	85.7	83.6
Other expense:
Interest expense, net	4.9	8.3
Miscellaneous expense, net	1.6	1.4
Total other expense	6.5	9.7
Income before income taxes	79.2	73.9
Income tax expense	19.6	16.9
Net income	$59.6	$57.0

Earnings per share:
Basic earnings per share	$1.58	$1.44
Basic weighted average number of shares outstanding	37.6	39.5
Diluted earnings per share	$1.57	$1.44
Diluted weighted average number of shares outstanding	37.8	39.6
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$59.6	$57.0
Other comprehensive income (loss) items:
Foreign currency translation adjustments	4.6	1.9
Defined benefit plans, net of tax	1.6	1.9
Other comprehensive income items, net of tax	6.2	3.8
Comprehensive income	$65.8	$60.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net income	$59.6	$57.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25.0	24.2
Share-based payment expense	7.7	16.7
Asset impairment	4.0	—
Accounts receivable	56.3	66.3
Inventories	4.1	4.9
Prepayments and other current assets	(20.3)	(3.3)
Accounts payable	(9.2)	(22.7)
Other	(3.3)	(13.5)
Net cash provided by operating activities	123.9	129.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11.4)	(11.6)
Proceeds from sale of property, plant, and equipment	0.4	—
Acquisition of businesses, net of cash acquired	—	(302.0)
Other investing activities	(3.1)	(1.5)
Net cash used for investing activities	(14.1)	(315.1)
Cash flows from financing activities:
Issuance of long-term debt	493.9	—
Repayments of long-term debt	(395.1)	(0.4)
Repurchases of common stock	(255.2)	—
Proceeds from stock option exercises and other	0.3	0.2
Payments of taxes withheld on net settlement of equity awards	(3.0)	(4.1)
Dividends paid	(5.0)	(5.2)
Net cash used for financing activities	(164.1)	(9.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.6
Net change in cash and cash equivalents	(53.7)	(194.4)
Cash and cash equivalents at beginning of period	560.7	461.0
Cash and cash equivalents at end of period	$507.0	$266.6
Supplemental cash flow information:
Income taxes paid during the period	$9.3	$4.6
Interest paid during the period	$15.1	$12.9
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2020, our consolidated comprehensive income for the three months ended November 30, 2020 and 2019, and our consolidated cash flows for the three months ended November 30, 2020 and 2019. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2020 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 — Acquisitions
The following discussion relates to acquisitions completed during fiscal 2020. No acquisitions were completed during fiscal 2021.
Fiscal 2020 Acquisitions
The Luminaires Group
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complement our current and dynamic lighting portfolio. TLG's indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers, and engineers through five niche lighting brands: A-light™, Cyclone™, Eureka®, Luminaire LED™, and Luminis®.
LocusLabs, Inc.
On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.
Accounting for Fiscal 2020 Acquisitions
We accounted for the acquisitions of TLG and LocusLabs (collectively, the “2020 Acquisitions”) in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. As of November 30, 2020, we have finalized the acquisition accounting for the 2020 Acquisitions. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for the 2020 Acquisitions.
The aggregate purchase price of these acquisitions reflects total goodwill and identified intangible assets of approximately $107.6 million and $180.6 million, respectively, as of November 30, 2020. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 16 years. Goodwill recognized from these acquisitions is comprised primarily of expected benefits related to complementing and expanding our solutions portfolio, including dynamic lighting and software, as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of the acquired businesses with our operations. Goodwill from these acquisitions totaling $77.7 million is expected to be tax deductible.

Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2021
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC Topic 326, Credit Losses (“ASC 326”). The provisions of ASC 326 are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2019. We adopted the provisions of ASC 326 as of September 1, 2020 and applied these changes through an immaterial cumulative-effect adjustment of $0.2 million to retained earnings as of the date of adoption. Our estimation of current expected credit losses reflects our considerations of the impact of general economic conditions, including construction spending, unemployment rates, the effects of the COVID-19 pandemic, and macroeconomic growth, on our customers' ability to meet their obligations.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2019. We adopted ASU 2018-15 prospectively, and this standard did not have a material effect on our financial condition, results of operations, or cash flows.
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
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $507.0 million and $560.7 million as of November 30, 2020 and August 31, 2020, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of our financial instruments were as follows as of the dates presented (in millions):

	November 30, 2020		August 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in unconsolidated affiliates	$5.5	$5.5	$6.0	$6.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$493.9	$501.0	$—	$—
Borrowings under Term Loan Facility	—	—	395.0	395.0
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	2.0	2.2	2.1	2.3
We hold equity investments in three unconsolidated affiliates without readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in ASC 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment as of November 30, 2020. During the first quarter of fiscal 2021, we recorded an impairment charge for one of these investments of $4.0 million as a recapitalization of the underlying company diluted our holding value. This impairment is reflected in Miscellaneous expense, net within our Consolidated Statements of Comprehensive Income.
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our industrial revenue bond (“IRB”) is carried at the outstanding balance as of the end of the reporting period. The IRB is a variable-rate instrument that resets on a frequent short-term basis; therefore, we estimate that the face amount of this bond approximates its fair value as of November 30, 2020 based on instruments of similar terms and maturity (Level 2). The bank loans are carried at the outstanding balance as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). See Note 9 — Debt and Lines of Credit for further details on our borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	November 30, 2020	August 31, 2020
Raw materials, supplies, and work in process (1)	$161.4	$170.3
Finished goods	196.4	199.1
Inventories excluding reserves	357.8	369.4
Less: Reserves	(41.7)	(49.3)
Total inventories	$316.1	$320.1
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

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consisted of the following as of the dates presented (in millions):

	November 30, 2020	August 31, 2020
Land	$22.4	$22.2
Buildings and leasehold improvements	194.4	192.2
Machinery and equipment	601.6	588.4
Total property, plant, and equipment, at cost	818.4	802.8
Less: Accumulated depreciation and amortization	(549.6)	(532.3)
Property, plant, and equipment, net	$268.8	$270.5

Note 8 — Goodwill and Intangible Assets
Through multiple acquisitions, we have acquired definite-lived intangible assets consisting primarily of trademarks and trade names associated with specific products, distribution networks, patented technology, non-compete agreements, and customer relationships, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.
We recorded amortization expense of $10.1 million and $9.6 million during the three months ended November 30, 2020 and 2019, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $40.7 million in fiscal 2021, $40.6 million in fiscal 2022, $40.3 million in fiscal 2023, $40.1 million in fiscal 2024, and $33.3 million in fiscal 2025.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Beginning balance	$1,080.0	$967.3
Provisional additions from acquired businesses	—	147.8
Foreign currency translation adjustments	0.6	0.4
Ending balance	$1,080.6	$1,115.5
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 9 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. (“ABL”), our wholly-owned operating subsidiary, issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes will be paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes will mature on December 15, 2030. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands. Additionally, we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of November 30, 2020, the balance of the bond net of unamortized discount and deferred issuance costs was $493.9 million.
As of November 30, 2020, we also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of November 30, 2020. Additionally, we had $2.0 million outstanding under fixed-rate bank loans at November 30, 2020 that mature in February 2028, subject to monthly or quarterly repayment schedules. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and provided us with a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of November 30, 2020 or August 31, 2020. We had $395.0 million of borrowings under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter-Bank Offered Rate (“LIBOR”) or screen rate for the applicable currency plus an applicable margin. The Eurocurrency Rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 0.000% to 0.375%.

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
We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2020. At November 30, 2020, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility. As of November 30, 2020, we had outstanding letters of credit totaling $8.3 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.1 million issued under the Revolving Credit Facility.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Interest expense	$5.1	$9.0
Interest income	(0.2)	(0.7)
Interest expense, net	$4.9	$8.3

Note 10 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2020, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the estimated liabilities for product warranty and recall costs for the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Beginning balance	$16.1	$11.5
Warranty and recall costs	6.6	7.9
Payments and other deductions	(5.9)	(7.8)
Acquired warranty and recall liabilities	—	0.1
Ending balance	$16.8	$11.7
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. On October 9, 2019 and November 6, 2019, LSG dropped from the International Trade Commission action its claims regarding four additional patents. For the remaining three patents, LSG’s infringement allegations relate to certain of our LED luminaires. On April 7, 2020 and October 1, 2020, the International Trade Commission made final determinations that LSG was not entitled to any relief. In the District of Delaware action, LSG separately sought unspecified monetary damages, costs, and attorneys’ fees. During fiscal 2021, LSG and the Company reached an agreement to resolve their patent disputes pending before the International Trade Commission, United States District Court for the District of Delaware, and the Patent Trial and Appeal Board. According to the terms of the settlement, the various pending actions will be dismissed with prejudice, each party will bear its own fees and costs, and the Company will pay no compensation for the rights granted under the settlement agreement.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current and former officers/executives violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. The Eleventh Circuit Court of Appeals has granted the Company permission to file an interlocutory appeal of the District Court’s class certification order. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
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

Note 11 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326 (1)	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	$0.5	$968.6	$2,577.7	$(126.5)	$(1,483.3)	$1,937.0
____________________________________
(1) See Note 4 - New Accounting Pronouncements for further details on our adoption of ASC 326.

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
Net income	—	—	—	57.0	—	—	57.0
Other comprehensive income	—	—	—	—	3.8	—	3.8
Share-based payment amortization, issuances, and cancellations	—	—	12.6	—	—	—	12.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.2)	—	—	(5.2)
Balance, November 30, 2019	39.5	$0.5	$942.8	$2,347.6	$(147.6)	$(1,156.0)	$1,987.3

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Revenue Recognition
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	November 30, 2020	August 31, 2020
Current deferred revenues	$5.2	$5.4
Non-current deferred revenues	54.2	53.6
Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2020 totaled $2.8 million.
Unsatisfied performance obligations as of November 30, 2020 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.
Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Independent sales network	$599.5	$618.0
Direct sales network	76.3	84.3
Retail sales	55.0	53.4
Corporate accounts	24.0	33.5
Other	37.2	45.5
Total	$792.0	$834.7

Note 13 — Share-based Payments
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

savings plan.
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Share-based payment expense	$7.7	$16.7
Further details regarding our stock options, restricted shares, and director compensation award programs as well as our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Equity Plan Updates
Effective for restricted stock and performance share grants awarded in October 2020 and thereafter, the Board of Directors (the “Board”) discontinued a policy that provided for the continued vesting of stock awards following retirement for all eligible participants who have attained age 60 and have at least ten years of service with the Company. This policy required acceleration of share-based payment expense in certain circumstances.
Stock Options
As of November 30, 2020, we had approximately 1,192,000 options outstanding to officers and other key employees. The increase from the prior fiscal year end was due to a grant on September 1, 2020 of approximately 277,000 options that have an exercise price equal to or greater than the fair market value of our stock as of the grant date. These options vest and become exercisable over a four-year period and are also subject to a market condition (the "Market Options"). All of these options expire after ten years from the date of grant.
The following weighted average assumptions were used to estimate the fair value of the Market Options granted in the first quarter of fiscal 2021:

Market Options
Valuation Methodology	Monte Carlo Simulation
Dividend yield	0.5%
Expected volatility	36.5%
Risk-free interest rate	0.7%
Expected life of options	8 years
Weighted-average fair value of options	$40.45
The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the contractual term for the Market Options. The expected life of the options is based on projected exercise dates resulting from the Monte Carlo simulation for each award tranche. All inputs noted above are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported share-based payment expense.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Shares (in millions)		Weighted Average Exercise Price	Number of Shares (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2020	0.9		$133.19	0.4		$151.07
Granted	0.3		$108.96
Canceled	—	*	—
Outstanding at November 30, 2020	1.2		$127.56	0.4		$148.90

Range of option exercise prices:
$40.01 - $100.00 (average life - 1.9 years)	0.1		$62.25	0.1		$62.25
$100.01 - $160.00 (average life - 8.6 years)	1.0		$119.11	0.2		$126.85
$160.01 - $210.00 (average life - 4.9 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 5.9 years)	—	*	$239.76	—	*	$239.76
___________________________
* Represents shares of less than 0.1 million.
No options were exercised during the three months ended November 30, 2020 or 2019. As of November 30, 2020, the total intrinsic value of options outstanding was $7.5 million, the total intrinsic value of options expected to vest was $2.9 million, and the total intrinsic value of options exercisable was $4.5 million. As of November 30, 2020, there was $23.6 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
Note 14 — Pension Plans
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

	Three Months Ended
	November 30, 2020	November 30, 2019
Service cost	$1.2	$1.2
Interest cost	1.6	1.8
Expected return on plan assets	(3.3)	(3.1)
Amortization of prior service cost	0.7	1.0
Recognized actuarial loss	1.4	1.4
Net periodic pension cost	$1.6	$2.3
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 — Special Charges
During the first three months of fiscal 2021, we recognized pre-tax special charges of $0.7 million, which consisted of severance costs and charges for relocation costs associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities, integrate recent acquisitions, and respond to reduced demand due to the COVID-19 pandemic will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended
	November 30, 2020	November 30, 2019
Severance and employee-related costs	$0.3	$5.1
Relocation and other restructuring costs	0.4	1.8
Total special charges	$0.7	$6.9
As of November 30, 2020, remaining restructuring reserves were $2.0 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

Fiscal 2020 Actions
Balance at August 31, 2020	$3.0
Severance and employee-related costs	0.3
Payments made during the period	(1.3)
Balance at November 30, 2020	$2.0

Note 16 — Earnings Per Share
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2020	November 30, 2019
Net income	$59.6	$57.0
Basic weighted average shares outstanding	37.6	39.5
Common stock equivalents	0.2	0.1
Diluted weighted average shares outstanding	37.8	39.6
Basic earnings per share	$1.58	$1.44
Diluted earnings per share	$1.57	$1.44

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Three Months Ended
	November 30, 2020	November 30, 2019
Stock options	1,127,837	278,972
Restricted stock awards	185,419	118,036
No performance share units were antidilutive for the three months ended November 30, 2020 and 2019.
Further discussion of our stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 17 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) items includes foreign currency translation and pension adjustments.
The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	4.6	—	4.6
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.6	1.6
Net current period other comprehensive income	4.6	1.6	6.2
Balance at November 30, 2020	$(48.9)	$(77.6)	$(126.5)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive income before reclassifications	1.9	—	1.9
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.9	1.9
Net current period other comprehensive income	1.9	1.9	3.8
Balance at November 30, 2019	$(63.5)	$(84.1)	$(147.6)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	November 30, 2020			November 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$4.6	$—	$4.6	$1.9	$—	$1.9
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.2)	0.5	1.0	(0.2)	0.8
Actuarial losses	1.4	(0.3)	1.1	1.4	(0.3)	1.1
Total defined benefit pension plans, net	2.1	(0.5)	1.6	2.4	(0.5)	1.9
Other comprehensive income	$6.7	$(0.5)	$6.2	$4.3	$(0.5)	$3.8

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of November 30, 2020 and for the three months ended November 30, 2020 and 2019. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (“Form 10-K”).
Overview
Company
Acuity Brands is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” “the Company,” or similar references). Our principal office is located in Atlanta, Georgia.
We are a market-leading industrial technology company that designs, manufactures, and brings to market products and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our products include building management systems, lighting, lighting controls, and location aware applications. We achieve growth through the development of innovative new products and services. Through the Acuity Business System, we achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals. As of November 30, 2020, we operate 18 manufacturing facilities and eight distribution facilities along with two warehouses to serve our extensive customer base.
We do not consider acquisitions a critical element of our strategy but seek opportunities to expand and enhance our portfolio of solutions, including the following transactions during the prior fiscal year.
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
The results of operations for the three months ended November 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
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

Government-mandated and voluntary social distancing measures had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending during the year as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2021 sales. In fiscal 2020 we experienced a limited number of temporary facility shutdowns due to government-mandated closures. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. In response to our sales declines, we have taken actions to reduce costs, including the realignment of headcount with current volumes, a freeze on all non-essential employee travel, other efforts to decrease discretionary spending, and planned reductions in our real estate footprint.

Although we have implemented significant measures to mitigate further spread of the virus, our employees, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic. We are continuously monitoring the adverse effects of the pandemic and identifying steps to mitigate those effects. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration and impact. See Part I, Item 1a. Risk Factors of our Form 10-K. for further details regarding the potential impacts of COVID-19 to our results of operations, financial position, and cash flows.
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
For the first three months of fiscal 2021, we paid $11.4 million for property, plant, and equipment, primarily for tooling, new and enhanced information technology capabilities, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2021.
During the first quarter of fiscal 2021, we repurchased 2.6 million shares. As of November 30, 2020, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 5.1 million shares. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled; making required contributions and distributions related to our employee benefit plans; funding possible acquisitions; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Cash Flow
We use available cash and cash flows from operations, borrowings, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at November 30, 2020 was $507.0 million, a decrease of $53.7 million from August 31, 2020. During the three months ended November 30, 2020, we generated net cash flows from operations of $123.9 million. Borrowings completed in the first quarter of fiscal 2021, as more fully described below under the Capitalization section, contributed $493.9 million to the cash position. Cash generated from operating activities, cash on-hand, and funds from borrowings were used during the three months ended November 30, 2020 primarily to repay borrowings on our Term Loan Facility (defined below) of $395.0 million, to pay for share repurchases of $255.2 million, to fund capital expenditures of $11.4 million, to pay dividends to stockholders of $5.0 million, and to pay withholding taxes on the net settlement of equity awards of $3.0 million.
We generated $123.9 million of cash flows from operating activities during the three months ended November 30, 2020 compared with $129.6 million in the prior-year period, a decrease of $5.7 million, due primarily to the timing of certain payments.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $11.4 million and $11.6 million during the first three months of fiscal 2021 and 2020, respectively, for property, plant, and equipment, primarily related to investments in tooling, new and enhanced information technology capabilities, equipment, and facility enhancements.
Capitalization
On November 10, 2020, Acuity Brands Lighting, Inc. (“ABL”), our wholly-owned operating subsidiary, issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes will be paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes will mature on December 15, 2030. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. Additionally, we capitalized $4.8 million of deferred issuance costs related to the Unsecured Notes that are being amortized over the 10-year term. As of November 30, 2020, the balance of the bond net of unamortized discount and deferred issuance costs was $493.9 million.
As of November 30, 2020, we also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of November 30, 2020. Additionally, we had $2.0 million outstanding under fixed-rate bank loans outstanding at November 30, 2020 that mature in February 2028, subject to monthly or quarterly repayment schedules. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2020.
The following tables present summarized financial information for Acuity Brands, ABL, and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in non-guarantors as of the dates and during the period presented (in millions):

Summarized Balance Sheet Information	November 30, 2020	August 31, 2020
Current assets	$1,027.6	$1,152.6
Current assets due from non-guarantor affiliates	219.4	183.3
Non-current assets	1,404.6	1,416.0
Current liabilities	498.0	530.2
Non-current liabilities	842.6	723.8

Summarized Income Statement Information	Three Months Ended November 30, 2020
Net sales	$662.2
Gross profit	280.7
Net income	60.0
As of November 30, 2020, our capital structure was comprised principally of the Unsecured Notes and equity of our stockholders. Total debt outstanding was $499.9 million at November 30, 2020 and consisted primarily of fixed-rate obligations. At August 31, 2020, total debt outstanding was $401.1 million and consisted primarily of variable-rate obligations.
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility)”. We had no borrowings outstanding under the Revolving Credit Facility or the Term Loan Facility as of November 30, 2020 or August 31, 2020. We had $395.0 million of borrowings under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.

We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2020. At November 30, 2020, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility. As of November 30, 2020, we had outstanding letters of credit totaling $8.3 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.1 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first three months of fiscal 2021, our consolidated stockholders’ equity decreased $190.5 million to $1.9 billion at November 30, 2020, from $2.1 billion at August 31, 2020. The decrease was due primarily to repurchases of our outstanding common stock, partially offset by net income earned. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 20.5% and 15.9% at November 30, 2020 and August 31, 2020, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (0.4)% and (8.1)% at November 30, 2020 and August 31, 2020, respectively.
Dividends
We paid dividends on our common stock of $5.0 million ($0.13 per share) and $5.2 million ($0.13 per share) during the three months ended November 30, 2020 and 2019, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
First Quarter of Fiscal 2021 Compared with First Quarter of Fiscal 2020
The following table sets forth information comparing the components of net income for the three months ended November 30, 2020 and 2019 (in millions except per share data):

	Three Months Ended
	November 30, 2020	November 30, 2019	Increase (Decrease)		Percent Change
Net sales	$792.0	$834.7	$(42.7)		(5.1)%
Cost of products sold	459.6	478.9	(19.3)		(4.0)%
Gross profit	332.4	355.8	(23.4)		(6.6)%
Percent of net sales	42.0%	42.6%	(60)	bps
Selling, distribution, and administrative expenses	246.0	265.3	(19.3)		(7.3)%
Special charges	0.7	6.9	(6.2)		NM
Operating profit	85.7	83.6	2.1		2.5%
Percent of net sales	10.8%	10.0%	80	bps
Other expense:
Interest expense, net	4.9	8.3	(3.4)		(41.0)%
Miscellaneous expense, net	1.6	1.4	0.2		NM
Total other expense	6.5	9.7	(3.2)		(33.0)%
Income before income taxes	79.2	73.9	5.3		7.2%
Percent of net sales	10.0%	8.9%	110	bps
Income tax expense	19.6	16.9	2.7		16.0%
Effective tax rate	24.7%	22.9%
Net income	$59.6	$57.0	$2.6		4.6%
Diluted earnings per share	$1.57	$1.44	$0.13		9.0%
NM - not meaningful
Net sales were $792.0 million for the three months ended November 30, 2020 compared with $834.7 million reported for the three months ended November 30, 2019, a decrease of $42.7 million, or 5.1%. For the three months ended November 30, 2020, we reported net income of $59.6 million, an increase of $2.6 million, or 4.6%, compared with $57.0 million for the three months ended November 30, 2019. For the first quarter of fiscal 2021, diluted earnings per share increased 9.0% to $1.57 compared with $1.44 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions, and impairments of investments. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and adjusted gross profit margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. There are limitations to the use of non-U.S. GAAP financial measures and such non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. The non-U.S. GAAP measures as defined by us may not be comparable to similar non-U.S. GAAP measures presented by other companies. Our presentation of such measures, which may include adjustments to exclude unusual or non-recurring items, should not be construed as an inference that our future results will be unaffected by other unusual or non-recurring items.

(In millions, except per share data)	Three Months Ended
	November 30, 2020		November 30, 2019		Increase (Decrease)	Percent Change
Gross profit	$332.4		$355.8		$(23.4)	(6.6)%
Percent of net sales		42.0%		42.6%	(60)	bps
Add-back: Acquisition-related items (1)	—		1.1
Adjusted gross profit	$332.4		$356.9		$(24.5)	(6.9)%
Percent of net sales		42.0%		42.8%	(80)	bps

Selling, distribution, and administrative expenses	$246.0		$265.3		$(19.3)	(7.3)%
Percent of net sales		31.1%		31.8%	(70)	bps
Less: Amortization of acquired intangible assets	(10.1)		(9.6)
Less: Share-based payment expense	(7.7)		(16.7)
Less: Acquisition-related items (1)	—		(1.1)
Adjusted selling, distribution, and administrative expenses	$228.2		$237.9		$(9.7)	(4.1)%
Percent of net sales		28.8%		28.5%	30	bps

Operating profit	$85.7		$83.6		$2.1	2.5%
Percent of net sales		10.8%		10.0%	80	bps
Add-back: Amortization of acquired intangible assets	10.1		9.6
Add-back: Share-based payment expense	7.7		16.7
Add-back: Acquisition-related items (1)	—		2.2
Add-back: Special charges	0.7		6.9
Adjusted operating profit	$104.2		$119.0		$(14.8)	(12.4)%
Percent of net sales		13.2%		14.3%	(110)	bps

Other expense	$6.5		$9.7		$(3.2)	(33.0)%
Less: Impairment of investment	(4.0)		—
Adjusted other expense	$2.5		$9.7		$(7.2)	(74.2)%

Net income	$59.6		$57.0		$2.6	4.6%
Add-back: Amortization of acquired intangible assets	10.1		9.6
Add-back: Share-based payment expense	7.7		16.7
Add-back: Acquisition-related items (1)	—		2.2
Add-back: Special charges	0.7		6.9
Add-back: Impairment of investment	4.0		—
Total pre-tax adjustments to net income	22.5		35.4
Income tax effects	(5.2)		(8.2)
Adjusted net income	$76.9		$84.2		$(7.3)	(8.7)%

Diluted earnings per share	$1.57		$1.44		$0.13	9.0%
Adjusted diluted earnings per share	$2.03		$2.13		$(0.10)	(4.7)%
____________________________
(1) Acquisition-related items include profit in inventory and professional fees.
Net Sales
Net sales for the three months ended November 30, 2020 decreased 5.1% compared with the prior-year period. From a sales channel perspective, sales in the retail channel increased 3%, reflecting strength in home center opportunities. Sales through the independent sales network decreased 3% compared with the prior year due to lower volume, decreasing prices on certain products, and a changing mix of products sold due primarily to the impact of the COVID-19 pandemic. Sales in the direct sales network decreased 10%, reflecting weakness in large industrial projects, while sales in the corporate accounts channel declined 28% due primarily to lower retrofit activity in large big-box retailers. Changes in foreign currency rates did not have a meaningful impact on first quarter net sales.

Gross Profit
Gross profit for the first quarter of fiscal 2021 decreased $23.4 million, or 6.6%, to $332.4 million compared with $355.8 million in the prior-year period, and gross profit margin decreased 60 basis points to 42.0% from 42.6%. The declines in gross profit and margin were due primarily to lower volume and price as well as an unfavorable change in product mix, partially offset by lower product input costs from cost reduction efforts. Adjusted gross profit for fiscal 2021 decreased $24.5 million, or 6.9%, to $332.4 compared with $356.9 for the prior year. Adjusted gross profit margin decreased 80 basis points to 42.0% compared to 42.8% in the prior year.
Operating Profit
SD&A expenses for the three months ended November 30, 2020 were $246.0 million compared with $265.3 million in the prior-year period, a decrease of $19.3 million, or 7.3%. The decrease in SD&A expenses was due primarily to decreased employee costs, lower freight and commissions associated with decreased sales volumes, and lower travel as well as sales and marketing expenses due in part to the COVID-19 pandemic. In particular, share-based payment expense decreased due to the discontinuation of certain retirement provisions in the equity incentive program that resulted in the acceleration of share-based payment expense for fiscal 2020 grants. SD&A expenses for the first quarter of fiscal 2021 were 31.1% of net sales compared with 31.8% for the prior-year period. Adjusted SD&A expenses for the three months ended November 30, 2020 were $228.2 million (28.8% of net sales) compared with $237.9 million (28.5% of net sales) in the prior-year period.
We recognized pre-tax special charges of $0.7 million during the first quarter of fiscal 2021 compared with $6.9 million recorded during the first quarter of fiscal 2020. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first quarter of fiscal 2021 was $85.7 million (10.8% of net sales) compared with $83.6 million (10.0% of net sales) for the prior-year period, an increase of $2.1 million, or 2.5%. The increase in operating profit was due to lower SD&A expenses and special charges, partially offset by lower gross profit. Adjusted operating profit decreased $14.8 million, or 12.4%, to $104.2 million for the first quarter of fiscal 2021 compared with $119.0 million for the first quarter of fiscal 2020. Adjusted operating profit margin decreased to 13.2% for the first quarter of fiscal 2021 compared with 14.3% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $4.9 million and $8.3 million for the three months ended November 30, 2020 and 2019, respectively. The decrease in interest expense was due primarily to the interest savings associated with refinancing the previously outstanding 6% senior unsecured notes with funds under the Term Loan Facility, which were subject to lower short-term borrowing rates.
We reported net miscellaneous expense of $1.6 million and $1.4 million for the three months ended November 30, 2020 and 2019, respectively. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment, which was partially offset by net foreign currency transaction gains.
Income Taxes and Net Income
Our effective income tax rate was 24.7% and 22.9% for the three months ended November 30, 2020 and 2019, respectively. The increase in the current fiscal tax rate was due primarily to the recognition in fiscal 2021 of unfavorable discrete items related to the deductibility of certain compensation. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2021, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2021 increased $2.6 million, or 4.6%, to $59.6 million from $57.0 million reported for the prior-year period. The increase in net income resulted primarily from an increased operating profit and lower interest expense, partially offset by a higher income tax expense compared to the prior-year period. Diluted earnings per share for the three months ended November 30, 2020 increased $0.13, or 9.0%, to $1.57 compared with diluted earnings per share of $1.44 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted net income for the first quarter of fiscal 2021 was $76.9 million, compared with $84.2 million in the prior-year period, a decrease of $7.3 million, or 8.7%. Adjusted diluted earnings per share for the three months ended November 30, 2020 decreased $0.10, or 4.7%, to $2.03 compared with $2.13 for the prior-year period.

Outlook
We believe the execution of our strategy will provide attractive opportunities for profitable growth over the long term. Although we are aggressively managing our response to the current COVID-19 pandemic, its impact on our full year fiscal 2021 results and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on construction, renovation, and consumer spending as well as the ability of our sales channels, supply chain, manufacturing, and distribution to continue to operate with minimal disruption for the remainder of fiscal 2021 and beyond, all of which could negatively impact our financial position, results of operations, cash flows, and outlook.

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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; (c) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities, and introduce new lighting and building management solutions; (d) our planned reductions in our real estate footprint; (e) our estimate of our fiscal 2021 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (h) our expectations about the resolution of patent litigation, securities class action, and/or other legal matters; and (i) our expectations of the impact of the current COVID-19 pandemic. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
General. We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. Our long-term debt as of August 31, 2020 consisted primarily of variable-rate obligations, whereas at November 30, 2020, our variable-rate debt was solely comprised of the $4.0 million industrial revenue bond. We had no borrowings outstanding under the Revolving Credit Facility or the Term Loan Facility as of November 30, 2020. A 10% increase in market interest rates during November 30, 2020, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt, which includes $500.0 million of senior unsecured notes. A 10% increase in market interest rates at November 30, 2020 would have decreased the estimated fair value of the senior unsecured notes by approximately $9.5 million. Except for the change in our long-term debt from primarily variable to fixed-rate obligations and the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

Item 4.Controls and Procedures
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2020. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
Lighting Science Group Patent Litigation
On April 30, 2019 and May 1, 2019, Lighting Science Group Corp. (“LSG”) filed complaints with the International Trade Commission and United States District Court for the District of Delaware, respectively, alleging infringement of eight patents by the Company and others. On May 17, 2019, LSG amended both of its complaints and dropped its claims regarding one of the patents. On October 9, 2019 and November 6, 2019, LSG dropped from the International Trade Commission action its claims regarding four additional patents. For the remaining three patents, LSG’s infringement allegations relate to certain of our LED luminaires. On April 7, 2020 and October 1, 2020, the International Trade Commission made final determinations that LSG was not entitled to any relief. In the District of Delaware action, LSG separately sought unspecified monetary damages, costs, and attorneys’ fees. During fiscal 2021, LSG and the Company have reached an agreement to resolve their patent disputes pending before the International Trade Commission, United States District Court for the District of Delaware, and the Patent Trial and Appeal Board. According to the terms of the settlement, the various pending actions will be dismissed with prejudice, each party will bear its own fees and costs, and the Company will pay no compensation for the rights granted under the settlement agreement.
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current and former officers/executives violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. The Eleventh Circuit Court of Appeals has granted the Company permission to file an interlocutory appeal of the District Court’s class certification order. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated

Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2020, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2018, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of our common stock. As of October 22, 2020, 2.2 million shares were available for repurchase under this authorization. On October 23, 2020, the Board authorized the repurchase of an additional 3.8 million shares of our common stock, bringing our total authorization back to six million shares at that time. Under the new increased share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
During the first quarter of fiscal 2021, we repurchased 2.6 million shares under these authorizations. As of November 30, 2020, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 5.1 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2020:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
9/1/2020 through 9/30/2020	705,141	$102.76	705,141	3,157,607
10/1/2020 through 10/31/2020	1,092,245	$96.81	1,092,245	5,855,000
11/1/2020 through 11/30/2020	762,145	$102.22	762,145	5,092,855
Total	2,559,531	$100.06	2,559,531	5,092,855

Item 5.    Other Information
Declaration of Dividend
On January 6, 2021, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2021 to stockholders of record on January 20, 2021.
Results of Annual Stockholders Meeting
At our annual meeting of stockholders held on January 6, 2021 in Atlanta, Georgia, the stockholders considered and voted on the following proposals:

PROPOSAL 1 - Votes regarding the persons elected to serve as Directors of the Company were as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Neil M. Ashe	30,983,864	449,447	26,168	2,058,369
W. Patrick Battle	28,244,578	3,193,220	21,681	2,058,369
Peter C. Browning	25,183,940	6,253,802	21,737	2,058,369
G. Douglas Dillard, Jr.	28,612,344	2,825,429	21,706	2,058,369
James H. Hance, Jr.	30,529,766	903,398	26,315	2,058,369
Maya Leibman	30,854,234	584,268	20,977	2,058,369
Laura G. O'Shaughnessy	31,006,072	431,962	21,445	2,058,369
Dominic J. Pileggi	30,009,311	1,428,489	21,679	2,058,369
Ray M. Robinson	26,864,795	1,989,800	2,604,884	2,058,369
Mary A. Winston	25,223,285	6,216,500	19,694	2,058,369
PROPOSAL 2 - Votes cast regarding the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal 2021 were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
32,987,960	517,311	12,577	None
PROPOSAL 3a - The results of the vote regarding the approval of an amendment to the Restated Certificate of Incorporation to eliminate supermajority voting provisions to amend the Restated Certificate of Incorporation and the Amended and Restated Bylaws were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
31,335,580	107,384	16,515	2,058,369
PROPOSAL 3b - The results of the vote regarding the approval of an amendment to the Restated Certificate of Incorporation to eliminate supermajority voting provisions to remove directors were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
31,334,617	107,639	17,223	2,058,369
PROPOSAL 4 - The results of the vote regarding the approval of an amendment to the Restated Certificate of Incorporation to grant stockholders the ability to call special meetings of stockholders were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
31,380,941	56,270	22,268	2,058,369
PROPOSAL 5 - The results of the advisory vote on the compensation of the named executive officers of the Company were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
10,313,396	21,120,179	25,904	2,058,369
Pursuant to the foregoing votes, the Company's stockholders: (i) elected ten directors nominated by the Board of Directors and listed above for a one-year term; (ii) approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal 2021; (iii) approved the amendment to the

Restated Certificate of Incorporation to eliminate supermajority voting provisions to amend the Restated Certificate of Incorporation and the Amended and Restated Bylaws; (iv) approved the amendment to the Restated Certificate of Incorporation to eliminate supermajority voting provisions to remove directors; (v) approved the amendments to the Amended and Restated Certificate of Incorporation; and (vi) did not approve, on an advisory basis, the Company's named executive officer compensation.

Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Filed with the Commission as part of this Form 10-Q.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 4	(a)	Indenture, dated as of November 10, 2020, between Acuity Brands Lighting, Inc. and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(b)	First Supplemental Indenture, dated as of November 10, 2020, among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding, LLC, and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
(c)
Officer’s Certificate, dated as of November 10, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated November 10, 2020, setting forth the terms of the 2.150% Senior Notes due 2030. the 2.150% Senior Notes due 2030.
Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(d)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.4 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
EXHIBIT 10	(a)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Filed with the Commission as part of this Form 10-Q.
	(b)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-Q.
	(c)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Filed with the Commission as part of this Form 10-Q.
	(d)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 7, 2021	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 7, 2021	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)