Form 10-Q
period 2021-02-28
ACUITY BRANDS INC
filed 2021-03-31
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock — $0.01 par value — 35,705,420 shares as of March 26, 2021.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2021	August 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$498.7	$560.7
Accounts receivable, less reserve for doubtful accounts of $2.6 and $2.6, respectively	448.0	500.3
Inventories	321.3	320.1
Prepayments and other current assets	76.1	58.6
Total current assets	1,344.1	1,439.7
Property, plant, and equipment, net	262.0	270.5
Operating lease right-of-use assets	63.3	63.4
Goodwill	1,084.2	1,080.0
Intangible assets, net	587.2	605.9
Deferred income taxes	2.5	2.7
Other long-term assets	16.9	29.5
Total assets	$3,360.2	$3,491.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321.5	$326.5
Current maturities of debt	4.0	24.3
Current operating lease liabilities	17.3	17.2
Accrued compensation	91.4	85.4
Other accrued liabilities	142.1	164.2
Total current liabilities	576.3	617.6
Long-term debt	494.0	376.8
Long-term operating lease liabilities	52.2	56.8
Accrued pension liabilities	68.0	91.6
Deferred income taxes	95.5	94.9
Self-insurance reserves	6.8	6.5
Other long-term liabilities	134.9	120.0
Total liabilities	1,427.7	1,364.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,985,970 and 53,885,165 issued, respectively	0.5	0.5
Paid-in capital	977.8	963.6
Retained earnings	2,635.9	2,523.3
Accumulated other comprehensive loss	(118.1)	(132.7)
Treasury stock, at cost — 18,244,813 and 15,012,449 shares, respectively	(1,563.6)	(1,227.2)
Total stockholders’ equity	1,932.5	2,127.5
Total liabilities and stockholders’ equity	$3,360.2	$3,491.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$776.6	$824.2	$1,568.6	$1,658.9
Cost of products sold	439.9	480.3	899.5	959.2
Gross profit	336.7	343.9	669.1	699.7
Selling, distribution, and administrative expenses	245.4	260.9	491.4	526.2
Special charges	0.3	1.6	1.0	8.5
Operating profit	91.0	81.4	176.7	165.0
Other expense:
Interest expense, net	6.6	5.7	11.5	14.0
Miscellaneous expense, net	2.2	1.0	3.8	2.4
Total other expense	8.8	6.7	15.3	16.4
Income before income taxes	82.2	74.7	161.4	148.6
Income tax expense	19.3	17.5	38.9	34.4
Net income	$62.9	$57.2	$122.5	$114.2

Earnings per share:
Basic earnings per share	$1.75	$1.45	$3.32	$2.89
Basic weighted average number of shares outstanding	36.0	39.5	36.9	39.5
Diluted earnings per share	$1.74	$1.44	$3.30	$2.88
Diluted weighted average number of shares outstanding	36.2	39.7	37.1	39.7
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$62.9	$57.2	$122.5	$114.2
Other comprehensive income (loss) items:
Foreign currency translation adjustments	6.7	(3.7)	11.3	(1.8)
Defined benefit plans, net of tax	1.7	1.7	3.3	3.6
Other comprehensive income (loss) items, net of tax	8.4	(2.0)	14.6	1.8
Comprehensive income	$71.3	$55.2	$137.1	$116.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$122.5	$114.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50.0	49.8
Share-based payment expense	15.2	24.7
Asset impairment	4.0	—
Accounts receivable	54.5	66.9
Inventories	(0.4)	8.3
Prepayments and other current assets	(7.6)	(4.0)
Accounts payable	(4.3)	(12.3)
Other	(21.3)	(32.9)
Net cash provided by operating activities	212.6	214.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(21.2)	(24.9)
Proceeds from sale of property, plant, and equipment	0.4	0.2
Acquisition of businesses, net of cash acquired	—	(302.9)
Other investing activities	(3.1)	(1.9)
Net cash used for investing activities	(23.9)	(329.5)
Cash flows from financing activities:
Issuance of long-term debt	493.9	400.0
Repayments of long-term debt	(397.1)	(350.5)
Repurchases of common stock	(338.3)	—
Proceeds from stock option exercises and other	0.9	0.5
Payments of taxes withheld on net settlement of equity awards	(3.3)	(4.7)
Dividends paid	(9.7)	(10.4)
Net cash (used for) provided by financing activities	(253.6)	34.9
Effect of exchange rate changes on cash and cash equivalents	2.9	(0.5)
Net change in cash and cash equivalents	(62.0)	(80.4)
Cash and cash equivalents at beginning of period	560.7	461.0
Cash and cash equivalents at end of period	$498.7	$380.6
Supplemental cash flow information:
Income taxes paid during the period	$38.7	$29.9
Interest paid during the period	$15.5	$23.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (“Acuity Brands”) is the parent company of Acuity Brands Lighting, Inc. (“ABL”) and other wholly-owned subsidiaries (Acuity Brands, ABL, and such other subsidiaries are collectively referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and provides lighting and building technology solutions and services for commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Our lighting and building technology solutions include devices such as luminaires, lighting controls, controls for various building systems, power supplies, prismatic skylights, and drivers, as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Additionally, we continue to evolve Atrius as the intelligent building platform upon which a host of problem-solving applications can be deployed. Our solution, built on our local operating system, delivers increased efficiency and productivity by solving facility, operational, and line of business problems through location awareness. We have one reportable segment serving the North American lighting market and select international markets.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2021, our consolidated comprehensive income for the three and six months ended February 28, 2021 and February 29, 2020, and our consolidated cash flows for the six months ended February 28, 2021 and February 29, 2020. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2020 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2021 and February 29, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

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
Accounting for Fiscal 2020 Acquisitions
We accounted for the acquisitions of TLG and LocusLabs (collectively, the “2020 Acquisitions”) in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. We finalized the acquisition accounting for the 2020 Acquisitions during the first quarter of fiscal 2021. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for the 2020 Acquisitions.
The aggregate purchase price of the 2020 Acquisitions reflects total goodwill and identified intangible assets of approximately $107.6 million and $180.6 million, respectively. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 16 years. Goodwill recognized from these acquisitions is comprised primarily of expected benefits related to complementing and expanding our solutions portfolio, including dynamic lighting and software, as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of the acquired businesses with our operations. Goodwill from these acquisitions totaling $77.7 million is expected to be tax deductible.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2019. We adopted ASU 2018-15 as of September 1, 2020 on a prospective basis. This standard did not have a material effect on our financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level hierarchy that categorizes market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $498.7 million and $560.7 million as of February 28, 2021 and August 31, 2020, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying values and estimated fair values of certain of our financial instruments were as follows as of the dates presented (in millions):

	February 28, 2021		August 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in unconsolidated affiliates	$5.5	$5.5	$6.0	$6.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$494.0	$490.8	$—	$—
Borrowings under Term Loan Facility	—	—	395.0	395.0
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	—	—	2.1	2.3
We hold equity investments in three unconsolidated affiliates without readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment as of February 28, 2021. During the first quarter of fiscal 2021, we recorded an impairment charge for one of these investments of $4.0 million as a recapitalization of the underlying company diluted our holding value. This impairment is reflected in Miscellaneous expense, net for the six months ended February 28, 2021 within our Consolidated Statements of Comprehensive Income.
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our industrial revenue bond (“IRB”) is carried at the outstanding balance as of the end of the reporting period. The IRB is a variable-rate instrument that resets on a frequent short-term basis; therefore, we estimate that the face amount of this bond approximates its fair value as of February 28, 2021 based on instruments of similar terms and maturity (Level 2). Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). See Note 9 — Debt and Lines of Credit for further details on our borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	February 28, 2021	August 31, 2020
Raw materials, supplies, and work in process (1)	$163.1	$170.3
Finished goods	201.1	199.1
Inventories excluding reserves	364.2	369.4
Less: Reserves	(42.9)	(49.3)
Total inventories	$321.3	$320.1
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

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consisted of the following as of the dates presented (in millions):

	February 28, 2021	August 31, 2020
Land	$22.4	$22.2
Buildings and leasehold improvements	194.1	192.2
Machinery and equipment	602.4	588.4
Total property, plant, and equipment, at cost	818.9	802.8
Less: Accumulated depreciation and amortization	(556.9)	(532.3)
Property, plant, and equipment, net	$262.0	$270.5

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
We recorded amortization expense of $10.1 million and $10.4 million during the three months ended February 28, 2021 and February 29, 2020, respectively, and $20.2 million and $20.0 million during the six months ended February 28, 2021 and February 29, 2020, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $40.7 million in fiscal 2021, $40.6 million in fiscal 2022, $40.3 million in fiscal 2023, $40.1 million in fiscal 2024, and $33.3 million in fiscal 2025.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Six Months Ended
	February 28, 2021	February 29, 2020
Beginning balance	$1,080.0	$967.3
Provisional additions from acquired businesses	—	147.8
Adjustments to provisional amounts from acquired businesses	—	(23.9)
Foreign currency translation adjustments	4.2	(1.6)
Ending balance	$1,084.2	$1,089.6
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 9 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, ABL issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes will be paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands. Additionally, we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of February 28, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.0 million.
As of February 28, 2021, we also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of February 28, 2021. Additionally, we had $2.1 million outstanding under fixed-rate bank loans at August 31, 2020 that we repaid during the six months ended February 28, 2021, prior to their maturity date. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) and provided us with a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of February 28, 2021 or August 31, 2020. We had $395.0 million of borrowings under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.
Generally, amounts outstanding under the Revolving Credit Facility allow for borrowings to bear interest at either the Eurocurrency Rate or the base rate at our option, plus an applicable margin. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to the London Inter-Bank Offered Rate (“LIBOR”) or screen rate for the applicable currency plus an applicable margin. The Eurocurrency Rate applicable margin is based on our leverage ratio, as defined in the Credit Agreement, with such margin ranging from 1.000% to 1.375%. Base rate advances bear interest at an alternate base rate plus an applicable margin. The base rate applicable margin is based on our leverage ratio with such margin ranging from 0.000% to 0.375%.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are required to pay certain fees in connection with the Credit Agreement, including administrative service fees and an annual facility fee. The annual facility fee is payable quarterly, in arrears, and is determined by our leverage ratio. The annual facility fee ranges from 0.125% to 0.250% of the aggregate $400.0 million commitment of the lenders under the Credit Agreement. The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Minimum Interest Expense Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions.
We were in compliance with all financial covenants under the Credit Agreement as of February 28, 2021. At February 28, 2021, we had additional borrowing capacity under the Credit Agreement of $395.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility. As of February 28, 2021, we had outstanding letters of credit totaling $8.4 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.2 million issued under the Revolving Credit Facility.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Interest expense	$6.9	$6.8	$12.0	$15.8
Interest income	(0.3)	(1.1)	(0.5)	(1.8)
Interest expense, net	$6.6	$5.7	$11.5	$14.0

Note 10 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2021, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the estimated liabilities for product warranty and recall costs for the periods presented (in millions):

	Six Months Ended
	February 28, 2021	February 29, 2020
Beginning balance	$16.1	$11.5
Warranty and recall costs	10.1	12.5
Payments and other deductions	(11.0)	(12.5)
Acquired warranty and recall liabilities	—	0.1
Ending balance	$15.2	$11.6
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

Note 11 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326 (1)	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	0.5	968.6	2,577.7	(126.5)	(1,483.3)	1,937.0
Net income	—	—	—	62.9	—	—	62.9
Other comprehensive income	—	—	—	—	8.4	—	8.4
Share-based payment amortization, issuances, and cancellations	—	—	8.6	—	—	—	8.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.7)	—	—	—	—	(80.3)	(80.3)
Balance, February 28, 2021	35.7	$0.5	$977.8	$2,635.9	$(118.1)	$(1,563.6)	$1,932.5
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	February 28, 2021	August 31, 2020
Current deferred revenues	$7.3	$5.4
Non-current deferred revenues	55.2	53.6
Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2021 totaled $4.3 million.
Unsatisfied performance obligations as of February 28, 2021 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregated Revenues
Our lighting and building management solutions are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. The following table shows revenue from contracts with customers by sales channel for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Independent sales network	$592.7	$596.9	$1,192.2	$1,214.9
Direct sales network	73.9	73.3	150.2	157.6
Retail sales	43.0	56.8	98.0	110.2
Corporate accounts	26.7	54.8	50.7	88.3
Other	40.3	42.4	77.5	87.9
Total	$776.6	$824.2	$1,568.6	$1,658.9

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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Share-based payment expense	$7.5	$8.0	$15.2	$24.7
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Service cost	$1.3	$1.1	$2.5	$2.3
Interest cost	1.5	1.9	3.1	3.7
Expected return on plan assets	(3.3)	(3.1)	(6.6)	(6.2)
Amortization of prior service cost	0.7	1.0	1.4	2.0
Recognized actuarial loss	1.3	1.4	2.7	2.8
Net periodic pension cost	$1.5	$2.3	$3.1	$4.6
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 15 — Special Charges
During the first six months of fiscal 2021, we recognized pre-tax special charges of $1.0 million, which consisted of charges for relocation costs and adjustments related to severance costs associated with the previously announced transfer of activities from planned facility closures. We expect these actions to streamline our business activities, integrate recent acquisitions, and respond to reduced demand due to the COVID-19 pandemic, and that they will allow us to reduce spending in certain areas while permitting continued investment in future growth initiatives, such as new products, expanded market presence, and technology and innovation. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Severance and employee-related costs	$(0.4)	$0.6	$(0.1)	$5.7
Relocation and other restructuring costs	0.7	1.0	1.1	2.8
Total special charges	$0.3	$1.6	$1.0	$8.5
As of February 28, 2021, remaining restructuring reserves were $1.2 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

Fiscal 2020 Actions
Balance at August 31, 2020	$3.0
Severance and employee-related costs	(0.1)
Payments made during the period	(1.7)
Balance at February 28, 2021	$1.2

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income	$62.9	$57.2	$122.5	$114.2
Basic weighted average shares outstanding	36.0	39.5	36.9	39.5
Common stock equivalents	0.2	0.2	0.2	0.2
Diluted weighted average shares outstanding	36.2	39.7	37.1	39.7
Basic earnings per share	$1.75	$1.45	$3.32	$2.89
Diluted earnings per share	$1.74	$1.44	$3.30	$2.88
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Stock options	954,677	443,595	1,077,258	361,283
Performance stock awards	—	—	—	7,569
Restricted stock awards	71,812	102,210	116,219	116,962
Further discussion of our stock options and restricted stock awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 17 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) items include foreign currency translation and pension adjustments.
The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	11.3	—	11.3
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.3	3.3
Net current period other comprehensive income	11.3	3.3	14.6
Balance at February 28, 2021	$(42.2)	$(75.9)	$(118.1)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive loss before reclassifications	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.6	3.6
Net current period other comprehensive (loss) income	(1.8)	3.6	1.8
Balance at February 29, 2020	$(67.2)	$(82.4)	$(149.6)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	February 28, 2021			February 29, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$6.7	$—	$6.7	$(3.7)	$—	$(3.7)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.1)	0.6	1.0	(0.3)	0.7
Actuarial losses	1.3	(0.2)	1.1	1.4	(0.4)	1.0
Total defined benefit pension plans, net	2.0	(0.3)	1.7	2.4	(0.7)	1.7
Other comprehensive income (loss)	$8.7	$(0.3)	$8.4	$(1.3)	$(0.7)	$(2.0)

	Six Months Ended
	February 28, 2021			February 29, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$11.3	$—	$11.3	$(1.8)	$—	$(1.8)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.4	(0.3)	1.1	2.0	(0.5)	1.5
Actuarial losses	2.7	(0.5)	2.2	2.8	(0.7)	2.1
Total defined benefit pension plans, net	4.1	(0.8)	3.3	4.8	(1.2)	3.6
Other comprehensive income	$15.4	$(0.8)	$14.6	$3.0	$(1.2)	$1.8

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (“Acuity Brands”) and its subsidiaries as of February 28, 2021 and for the three and six months ended February 28, 2021 and February 29, 2020. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (“Form 10-K”).
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
The results of operations for the three and six months ended February 28, 2021 and February 29, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic and of possible sustained deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
The COVID-19 Pandemic
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. However, our manufacturing operations are deemed essential and continue to operate. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing, distribution, and open-office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, socially-distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we are requiring certain employees whose job functions can be performed remotely to work from home for the foreseeable future.
Government-mandated and voluntary social distancing measures have had, and continue to have, an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2021 sales. In fiscal 2020 we experienced a limited number of temporary facility shutdowns due to government-mandated closures. Although our facilities are now open and new government-mandated restrictions have been gradually lifted, a resurgence in COVID-19 cases may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. In response to our sales declines, we have taken actions to reduce costs, including the realignment of headcount with current volumes, a freeze on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) signed into law on March 27, 2020. Half of these deferrals are due in December 2021, and the remaining deferrals are due in December 2022.

Although we have implemented significant measures to mitigate further spread of the virus, our employees, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic. We are continuously monitoring the adverse effects of the pandemic and identifying steps to mitigate those effects. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration and impact. See Part I, Item 1a. Risk Factors of our Form 10-K for further details regarding the potential impacts of COVID-19 to our results of operations, financial position, and cash flows.
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
For the first six months of fiscal 2021, we paid $21.2 million for property, plant, and equipment, primarily for tooling, new and enhanced information technology capabilities, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2021.
During the first six months of fiscal 2021, we repurchased 3.2 million shares of our outstanding common stock. As of February 28, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 4.4 million shares. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
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

Our cash position at February 28, 2021 was $498.7 million, a decrease of $62.0 million from August 31, 2020. During the six months ended February 28, 2021, we generated net cash flows from operations of $212.6 million. During November 2020, we issued long term debt that contributed net proceeds of $493.9 million to our cash position. See more details below under the Capitalization section. Cash generated from operating activities, cash on-hand, and funds from borrowings were used during the six months ended February 28, 2021 primarily to repay borrowings on our Term Loan Facility (defined below) of $395.0 million as well as bank loans of $2.1 million, to fund share repurchases of $338.3 million, to fund capital expenditures of $21.2 million, to pay dividends to stockholders of $9.7 million, and to pay withholding taxes on the net settlement of equity awards of $3.3 million.
We generated $212.6 million of cash flows from operating activities during the six months ended February 28, 2021 compared with $214.7 million in the prior-year period, a decrease of $2.1 million, due primarily to additional working capital requirements and higher income tax payments, partially offset by increased pre-tax income, payroll tax deferrals under the CARES Act, and lower interest payments on long-term borrowings due to timing.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $21.2 million and $24.9 million during the first six months of fiscal 2021 and 2020, respectively, for property, plant, and equipment, primarily related to investments in tooling, new and enhanced information technology capabilities, equipment, and facility enhancements.
Capitalization
On November 10, 2020, ABL issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes will be paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, the “Guarantors”), a wholly-owned subsidiary of Acuity Brands. Additionally, we capitalized $4.8 million of deferred issuance costs related to the Unsecured Notes that are being amortized over the 10-year term. As of February 28, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.0 million.
As of February 28, 2021, we also had $4.0 million of tax-exempt industrial revenue bonds that are scheduled to mature in June 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of February 28, 2021. Additionally, we had $2.1 million outstanding under fixed-rate bank loans at August 31, 2020 that we repaid during the six months ended February 28, 2021, prior to their maturity date. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2020.
The following tables present summarized financial information for Acuity Brands, ABL, and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in non-guarantors as of the dates and during the period presented (in millions):

Summarized Balance Sheet Information	February 28, 2021	August 31, 2020
Current assets	$1,021.2	$1,152.6
Non-current assets	1,382.0	1,416.0
Amounts due from non-guarantor affiliates	194.5	183.3
Current liabilities	496.7	530.2
Non-current liabilities	826.6	723.8

Summarized Income Statement Information	Six Months Ended February 28, 2021
Net sales	$1,306.4
Gross profit	561.8
Net income	120.7
As of February 28, 2021, our capital structure was comprised principally of the Unsecured Notes and equity of our stockholders. Total debt outstanding was $498.0 million at February 28, 2021 and consisted primarily of fixed-rate obligations. At August 31, 2020, total debt outstanding was $401.1 million and consisted primarily of variable-rate obligations.

On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) and provided us with a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility)”. We had no borrowings outstanding under the Revolving Credit Facility as of February 28, 2021 or August 31, 2020. We had no borrowings outstanding under the Term Loan Facility as of February 28, 2021. We had $395.0 million in borrowings outstanding under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.
We were in compliance with all financial covenants under the Credit Agreement as of February 28, 2021. At February 28, 2021, we had additional borrowing capacity under the Credit Agreement of $395.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility. As of February 28, 2021, we had outstanding letters of credit totaling $8.4 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.2 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first six months of fiscal 2021, our consolidated stockholders’ equity decreased $195.0 million to $1.9 billion at February 28, 2021, from $2.1 billion at August 31, 2020. The decrease was due primarily to repurchases of our outstanding common stock, partially offset by net income earned. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 20.5% and 15.9% at February 28, 2021 and August 31, 2020, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was 0.0% and (8.1)% at February 28, 2021 and August 31, 2020, respectively.
Dividends
We paid dividends on our common stock of $9.7 million ($0.26 per share) and $10.4 million ($0.26 per share) during the six months ended February 28, 2021 and February 29, 2020, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Second Quarter of Fiscal 2021 Compared with Second Quarter of Fiscal 2020
The following table sets forth information comparing the components of net income for the three months ended February 28, 2021 and February 29, 2020 (in millions except per share data):

	Three Months Ended
	February 28, 2021	February 29, 2020	Increase (Decrease)		Percent Change
Net sales	$776.6	$824.2	$(47.6)		(5.8)%
Cost of products sold	439.9	480.3	(40.4)		(8.4)%
Gross profit	336.7	343.9	(7.2)		(2.1)%
Percent of net sales	43.4%	41.7%	170	bps
Selling, distribution, and administrative expenses	245.4	260.9	(15.5)		(5.9)%
Special charges	0.3	1.6	(1.3)		NM
Operating profit	91.0	81.4	9.6		11.8%
Percent of net sales	11.7%	9.9%	180	bps
Other expense:
Interest expense, net	6.6	5.7	0.9		15.8%
Miscellaneous expense, net	2.2	1.0	1.2		NM
Total other expense	8.8	6.7	2.1		31.3%
Income before income taxes	82.2	74.7	7.5		10.0%
Percent of net sales	10.6%	9.1%	150	bps
Income tax expense	19.3	17.5	1.8		10.3%
Effective tax rate	23.5%	23.4%
Net income	$62.9	$57.2	$5.7		10.0%
Diluted earnings per share	$1.74	$1.44	$0.30		20.8%
NM - not meaningful
Net sales were $776.6 million for the three months ended February 28, 2021 compared with $824.2 million reported for the three months ended February 29, 2020, a decrease of $47.6 million, or 5.8%. For the three months ended February 28, 2021, we reported net income of $62.9 million, an increase of $5.7 million, or 10.0%, compared with $57.2 million for the three months ended February 29, 2020. For the second quarter of fiscal 2021, diluted earnings per share increased 20.8% to $1.74 compared with $1.44 reported in the year-ago period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and adjusted gross profit margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and adjusted operating profit margin, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. There are limitations to the use of non-U.S. GAAP financial measures and such non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. The non-U.S. GAAP measures as defined by us may not be comparable to similar non-U.S. GAAP measures presented by other companies. Our presentation of such measures, which may include adjustments to exclude unusual or non-recurring items, should not be construed as an inference that our future results will be unaffected by other unusual or non-recurring items.

(In millions, except per share data)	Three Months Ended
	February 28, 2021		February 29, 2020		Increase (Decrease)	Percent Change
Gross profit	$336.7		$343.9		$(7.2)	(2.1)%
Percent of net sales		43.4%		41.7%	170	bps
Add-back: Acquisition-related items (1)	—		0.1
Adjusted gross profit	$336.7		$344.0		$(7.3)	(2.1)%
Percent of net sales		43.4%		41.7%	170	bps

Selling, distribution, and administrative expenses	$245.4		$260.9		$(15.5)	(5.9)%
Percent of net sales		31.6%		31.7%	(10)	bps
Less: Amortization of acquired intangible assets	(10.1)		(10.4)
Less: Share-based payment expense	(7.5)		(8.0)
Less: Acquisition-related items (1)	—		(0.2)
Adjusted selling, distribution, and administrative expenses	$227.8		$242.3		$(14.5)	(6.0)%
Percent of net sales		29.3%		29.4%	(10)	bps

Operating profit	$91.0		$81.4		$9.6	11.8%
Percent of net sales		11.7%		9.9%	180	bps
Add-back: Amortization of acquired intangible assets	10.1		10.4
Add-back: Share-based payment expense	7.5		8.0
Add-back: Acquisition-related items (1)	—		0.3
Add-back: Special charges	0.3		1.6
Adjusted operating profit	$108.9		$101.7		$7.2	7.1%
Percent of net sales		14.0%		12.3%	170	bps

Net income	$62.9		$57.2		$5.7	10.0%
Add-back: Amortization of acquired intangible assets	10.1		10.4
Add-back: Share-based payment expense	7.5		8.0
Add-back: Acquisition-related items (1)	—		0.3
Add-back: Special charges	0.3		1.6
Total pre-tax adjustments to net income	17.9		20.3
Income tax effects	(4.1)		(4.4)
Adjusted net income	$76.7		$73.1		$3.6	4.9%

Diluted earnings per share	$1.74		$1.44		$0.30	20.8%
Adjusted diluted earnings per share	$2.12		$1.84		$0.28	15.2%
____________________________
(1) Acquisition-related items include profit in inventory and professional fees.
Net Sales
Net sales for the three months ended February 28, 2021 decreased $47.6 million, or 5.8%, to $776.6 million compared with $824.2 million in the prior-year period. From a sales channel perspective, sales through the independent sales network and direct sales network were flat. Retail sales declined 24% due primarily to strong pre-pandemic performance in the prior year combined with a current quarter customer inventory rebalancing. Additionally, corporate account sales decreased 51% due primarily to lower shipments as larger retailers continue to defer nonessential renovations. Changes in foreign currency rates did not have a meaningful impact on second quarter net sales.
Gross Profit
Gross profit for the second quarter of fiscal 2021 decreased $7.2 million, or 2.1%, to $336.7 million compared with $343.9 million in the prior-year period, and gross profit margin increased 170 basis points to 43.4% from 41.7%. Although gross profit declined as a result of lower sales volumes, gross profit margin increased due primarily to our ongoing product and productivity improvements.

Operating Profit
SD&A expenses for the three months ended February 28, 2021 were $245.4 million compared with $260.9 million in the prior-year period, a decrease of $15.5 million, or 5.9%. The decrease in SD&A expense was due primarily to lower outbound freight and commissions costs associated with lower volumes as well as lower travel expenses and sales and marketing costs due to the COVID-19 pandemic. SD&A expenses for the second quarter of fiscal 2021 were 31.6% of net sales compared with 31.7% for the prior-year period. Adjusted SD&A expenses for the three months ended February 28, 2021 were $227.8 million (29.3% of net sales) compared with $242.3 million (29.4% of net sales) in the prior-year period.
We recognized pre-tax special charges of $0.3 million during the second quarter of fiscal 2021 compared with $1.6 million recorded during the second quarter of fiscal 2020. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the second quarter of fiscal 2021 was $91.0 million (11.7% of net sales) compared with $81.4 million (9.9% of net sales) for the prior-year period, an increase of $9.6 million, or 11.8%. The increase in operating profit was due to lower SD&A expenses and special charges, partially offset by lower gross profit. The operating profit margin increase of 180 bps year-over-year reflects a higher gross profit margin and, to a lesser extent, lower SD&A costs. Adjusted operating profit increased $7.2 million, or 7.1%, to $108.9 million for the second quarter of fiscal 2021 compared with $101.7 million for the second quarter of fiscal 2020. Adjusted operating profit margin increased to 14.0% for the second quarter of fiscal 2021 compared with 12.3% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $6.6 million and $5.7 million for the three months ended February 28, 2021 and February 29, 2020, respectively. This increase was due primarily to less interest earned on cash investments compared to the prior year due primarily to unfavorable short-term investment rates.
We reported net miscellaneous expense of $2.2 million and $1.0 million for the three months ended February 28, 2021 and February 29, 2020, respectively.
Income Taxes and Net Income
Our effective income tax rate was 23.5% and 23.4% for the three months ended February 28, 2021 and February 29, 2020, respectively. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2021, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the second quarter of fiscal 2021 increased $5.7 million, or 10.0%, to $62.9 million from $57.2 million reported for the prior-year period. The increase in net income resulted from an increased operating profit compared to the prior-year period, partially offset by higher net non-operating expenses and income tax expense. Diluted earnings per share for the three months ended February 28, 2021 increased $0.30, or 20.8%, to $1.74 compared with diluted earnings per share of $1.44 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted net income for the second quarter of fiscal 2021 was $76.7 million, compared with $73.1 million in the prior-year period, an increase of $3.6 million, or 4.9%. Adjusted diluted earnings per share for the three months ended February 28, 2021 increased $0.28, or 15.2%, to $2.12 compared with $1.84 for the prior-year period.

First Six Months of Fiscal 2021 Compared with First Six Months of Fiscal 2020
The following table sets forth information comparing the components of net income for the six months ended February 28, 2021 and February 29, 2020 (in millions except per share data):

	Six Months Ended
	February 28, 2021	February 29, 2020	Increase (Decrease)		Percent Change
Net sales	$1,568.6	$1,658.9	$(90.3)		(5.4)%
Cost of products sold	899.5	959.2	(59.7)		(6.2)%
Gross profit	669.1	699.7	(30.6)		(4.4)%
Percent of net sales	42.7%	42.2%	50	bps
Selling, distribution, and administrative expenses	491.4	526.2	(34.8)		(6.6)%
Special charges	1.0	8.5	(7.5)		NM
Operating profit	176.7	165.0	11.7		7.1%
Percent of net sales	11.3%	9.9%	140	bps
Other expense:
Interest expense, net	11.5	14.0	(2.5)		(17.9)%
Miscellaneous expense, net	3.8	2.4	1.4		NM
Total other expense	15.3	16.4	(1.1)		(6.7)%
Income before income taxes	161.4	148.6	12.8		8.6%
Percent of net sales	10.3%	9.0%	130	bps
Income tax expense	38.9	34.4	4.5		13.1%
Effective tax rate	24.1%	23.1%
Net income	$122.5	$114.2	$8.3		7.3%
Diluted earnings per share	$3.30	$2.88	$0.42		14.6%
NM - not meaningful

Net sales were $1.6 billion for the six months ended February 28, 2021 compared with $1.7 billion reported for the six months ended February 29, 2020, a decrease of $90.3 million, or 5.4%. For the six months ended February 28, 2021, we reported net income of $122.5 million, an increase of $8.3 million, or 7.3%, compared with $114.2 million for the six months ended February 29, 2020. For the first six months of fiscal 2021, diluted earnings per share increased 14.6% to $3.30 compared with $2.88 reported in the year-ago period.
The following table reconciles certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions, and impairments of investments. These non-U.S. GAAP financial measures, including adjusted gross profit and adjusted gross profit margin, adjusted SD&A expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and adjusted operating profit margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Six Months Ended
	February 28, 2021		February 29, 2020		Increase (Decrease)	Percent Change
Gross profit	$669.1		$699.7		$(30.6)	(4.4)%
Percent of net sales		42.7%		42.2%	50	bps
Add-back: Acquisition-related items (1)	—		1.2
Adjusted gross profit	$669.1		$700.9		$(31.8)	(4.5)%
Percent of net sales		42.7%		42.3%	40	bps

Selling, distribution, and administrative expenses	$491.4		$526.2		$(34.8)	(6.6)%
Percent of net sales		31.3%		31.7%	(40)	bps
Less: Amortization of acquired intangible assets	(20.2)		(20.0)
Less: Share-based payment expense	(15.2)		(24.7)
Less: Acquisition-related items (1)	—		(1.3)
Adjusted selling, distribution, and administrative expenses	$456.0		$480.2		$(24.2)	(5.0)%
Percent of net sales		29.1%		28.9%	20	bps

Operating profit	$176.7		$165.0		$11.7	7.1%
Percent of net sales		11.3%		9.9%	140	bps
Add-back: Amortization of acquired intangible assets	20.2		20.0
Add-back: Share-based payment expense	15.2		24.7
Add-back: Acquisition-related items (1)	—		2.5
Add-back: Special charges	1.0		8.5
Adjusted operating profit	$213.1		$220.7		$(7.6)	(3.4)%
Percent of net sales		13.6%		13.3%	30	bps

Other expense	$15.3		$16.4		$(1.1)	(6.7)%
Less: Impairment of investment	(4.0)		—
Adjusted other expense	$11.3		$16.4		$(5.1)	(31.1)%

Net income	$122.5		$114.2		$8.3	7.3%
Add-back: Amortization of acquired intangible assets	20.2		20.0
Add-back: Share-based payment expense	15.2		24.7
Add-back: Acquisition-related items (1)	—		2.5
Add-back: Special charges	1.0		8.5
Add-back: Impairment of investment	4.0		—
Total pre-tax adjustments to net income	40.4		55.7
Income tax effect	(9.3)		(12.6)
Adjusted net income	$153.6		$157.3		$(3.7)	(2.4)%

Diluted earnings per share	$3.30		$2.88		$0.42	14.6%
Adjusted diluted earnings per share	$4.14		$3.97		$0.17	4.3%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.

Net Sales
Net sales for the six months ended February 28, 2021 decreased $90.3 million, or 5.4%, to $1.57 billion compared with $1.66 billion in the prior-year period. From a sales channel perspective, sales through the independent sales network declined 2% due primarily to the impact of the COVID-19 pandemic. Retail sales declined 11% due primarily to strong pre-pandemic performance in the prior year combined with a current year customer inventory rebalancing. Additionally, corporate account sales decreased 43%, due primarily to lower shipments as larger retailers continue to defer nonessential renovations. Changes in foreign currency rates did not have a meaningful impact on our net sales year over year.

Gross Profit
Gross profit of $669.1 million for the first six months of fiscal 2021 decreased $30.6 million, or 4.4%, compared with $699.7 million in the prior-year period, while gross profit margin increased to 42.7% for the six months ended February 28, 2021 compared with 42.2% in the prior-year period. The improvement in gross profit margin was due primarily to product and productivity improvements, partially offset by lower net sales volume. Adjusted gross profit for the six months ended February 28, 2021 was $669.1 million (42.7% of net sales) compared with $700.9 million (42.3% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the six months ended February 28, 2021 were $491.4 million compared with $526.2 million in the prior-year period, a decrease of $34.8 million, or 6.6%. The decrease in SD&A expenses was due primarily to lower outbound freight costs and commissions associated with lower sales volumes as well as lower travel expense and sales and marketing costs due to the COVID-19 pandemic. Additionally, share-based payment expense decreased in fiscal 2021 due to the discontinuation of certain retirement provisions in the equity incentive program that resulted in the acceleration of share-based payment expense for fiscal 2020 grants. SD&A expenses for the first six months of fiscal 2021 were 31.3% of net sales compared with 31.7% for the prior-year period. Adjusted SD&A expenses for the six months ended February 28, 2021 were $456.0 million (29.1% of net sales) compared with $480.2 million (28.9% of net sales) in the prior-year period.
We recognized pre-tax special charges of $1.0 million during the first six months of fiscal 2021, compared with pre-tax special charges of $8.5 million during the first six months of fiscal 2020. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first six months of fiscal 2021 was $176.7 million (11.3% of net sales) compared with $165.0 million (9.9% of net sales) for the prior-year period, an increase of $11.7 million, or 7.1%. The increase in operating profit was due to decreased SD&A expenses and lower special charges partially offset by lower gross profit. Adjusted operating profit decreased by $7.6 million, or 3.4%, to $213.1 million for the first six months of fiscal 2021 compared with $220.7 million for the first six months of fiscal 2020. Adjusted operating profit margin for the first six months of fiscal 2021 increased 30 basis points to 13.6% compared with 13.3% in the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $11.5 million and $14.0 million for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease in interest expense was due primarily to interest savings associated with refinancing our debt with funds under arrangements with lower interest rates. The current fiscal year interest savings were partially offset by lower interest earned on cash investments compared to the prior year due primarily to unfavorable short-term investment rates.
We reported net miscellaneous expense of $3.8 million and $2.4 million for the six months ended February 28, 2021 and February 29, 2020, respectively. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment. Further details regarding the impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 24.1% and 23.1% for the six months ended February 28, 2021 and February 29, 2020, respectively. The increase in the current fiscal tax rate was due primarily to the recognition of unfavorable discrete items related to the deductibility of certain compensation in the first quarter of fiscal 2021.
Net income for the first six months of fiscal 2021 increased $8.3 million, or 7.3%, to $122.5 million from $114.2 million reported for the prior-year period. The increase in net income was due primarily to an increased operating profit and lower interest expense, partially offset by higher income tax expense compared to the prior-year period. Diluted earnings per share for the six months ended February 28, 2021 increased $0.42 to $3.30 compared with diluted earnings per share of $2.88 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted net income for the first six months of fiscal 2021 was $153.6 million compared with $157.3 million in the prior-year period, a decrease of $3.7 million, or 2.4%. Adjusted diluted earnings per share for the six months ended February 28, 2021 increased $0.17, or 4.3%, to $4.14 compared with $3.97 for the prior-year period.

Outlook
As we look ahead, we see improvements in the end markets we serve, and we are cautiously optimistic about the outlook for the remainder of fiscal year 2021. We intend to use the breadth of our product portfolio and the strength of our go-to-market teams to deliver a solid top line performance. While there will be global challenges as the market activity increases, we expect to address the impact to our business, if any. We will continue to invest in our business with the intention of becoming a larger, more dynamic company.

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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (c) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities with the intention of becoming a larger, more dynamic company, respond to reduced demand due to the COVID-19 pandemic, and introduce new products and services; (d) our estimate of our fiscal 2021 effective income tax rate, results of operations, and cash flows; (e) our estimate of future amortization expense; (f) our ability to achieve our long-term financial goals and measures and outperform the markets we serve; (g) our expectations about the resolution of securities class action and other legal matters; and (h) our expectations of the impact of the ongoing COVID-19 pandemic. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
General. We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. Our long-term debt as of August 31, 2020 consisted primarily of variable-rate obligations, whereas at February 28, 2021, our variable-rate debt was solely comprised of the $4.0 million industrial revenue bond. We had no borrowings outstanding under the Revolving Credit Facility or the Term Loan Facility as of February 28, 2021. A 10% increase in market interest rates during February 28, 2021, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt, which includes $500.0 million of senior unsecured notes. A 10% increase in market interest rates at February 28, 2021 would have decreased the estimated fair value of the senior unsecured notes by approximately $10.0 million. Except for the change in our long-term debt from primarily variable to fixed-rate obligations and the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2021. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended February 28, 2021, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

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
During the second quarter of fiscal 2021, we repurchased 0.7 million shares under these authorizations. As of February 28, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 4.4 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2021:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2020 through 12/31/2020	374,999	$117.89	374,999	4,717,856
1/1/2021 through 1/31/2021	277,730	$121.27	277,730	4,440,126
2/1/2021 through 2/28/2021	20,104	$119.68	20,104	4,420,022
Total	672,833	$119.34	672,833	4,420,022

Item 5.    Other Information
Declaration of Dividend
On March 25, 2021, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on May 3, 2021 to stockholders of record on April 16, 2021.

Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.E of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	March 31, 2021	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	March 31, 2021	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)