Form 10-Q
period 2021-05-31
ACUITY BRANDS INC
filed 2021-07-01
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021.

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
Common stock — $0.01 par value — 35,708,130 shares as of June 29, 2021.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2021	August 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$593.5	$560.7
Accounts receivable, less reserve for doubtful accounts of $2.1 and $2.6, respectively	509.0	500.3
Inventories	370.0	320.1
Prepayments and other current assets	66.0	58.6
Total current assets	1,538.5	1,439.7
Property, plant, and equipment, net	259.7	270.5
Operating lease right-of-use assets	60.2	63.4
Goodwill	1,096.2	1,080.0
Intangible assets, net	580.1	605.9
Deferred income taxes	2.5	2.7
Other long-term assets	23.1	29.5
Total assets	$3,560.3	$3,491.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380.4	$326.5
Current maturities of debt	4.0	24.3
Current operating lease liabilities	16.4	17.2
Accrued compensation	105.0	85.4
Other accrued liabilities	165.6	164.2
Total current liabilities	671.4	617.6
Long-term debt	494.2	376.8
Long-term operating lease liabilities	48.4	56.8
Accrued pension liabilities	67.3	91.6
Deferred income taxes	103.3	94.9
Self-insurance reserves	6.4	6.5
Other long-term liabilities	130.2	120.0
Total liabilities	1,521.2	1,364.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,004,441 and 53,885,165 issued, respectively	0.5	0.5
Paid-in capital	985.1	963.6
Retained earnings	2,717.0	2,523.3
Accumulated other comprehensive loss	(97.4)	(132.7)
Treasury stock, at cost — 18,265,031 and 15,012,449 shares, respectively	(1,566.1)	(1,227.2)
Total stockholders’ equity	2,039.1	2,127.5
Total liabilities and stockholders’ equity	$3,560.3	$3,491.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net sales	$899.7	$776.2	$2,468.3	$2,435.1
Cost of products sold	513.1	448.6	1,412.6	1,407.8
Gross profit	386.6	327.6	1,055.7	1,027.3
Selling, distribution, and administrative expenses	268.0	241.3	759.4	767.5
Special charges	0.5	3.3	1.5	11.8
Operating profit	118.1	83.0	294.8	248.0
Other expense:
Interest expense, net	6.2	5.4	17.7	19.4
Miscellaneous expense (income), net	2.7	(0.9)	6.5	1.5
Total other expense	8.9	4.5	24.2	20.9
Income before income taxes	109.2	78.5	270.6	227.1
Income tax expense	23.5	18.1	62.4	52.5
Net income	$85.7	$60.4	$208.2	$174.6

Earnings per share:
Basic earnings per share	$2.40	$1.53	$5.70	$4.42
Basic weighted average number of shares outstanding	35.7	39.5	36.5	39.5
Diluted earnings per share	$2.37	$1.52	$5.66	$4.40
Diluted weighted average number of shares outstanding	36.2	39.7	36.8	39.7
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$85.7	$60.4	$208.2	$174.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	22.3	(13.8)	33.6	(15.6)
Defined benefit plans, net of tax	(1.6)	1.8	1.7	5.4
Other comprehensive income (loss) items, net of tax	20.7	(12.0)	35.3	(10.2)
Comprehensive income	$106.4	$48.4	$243.5	$164.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net income	$208.2	$174.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	75.0	75.3
Share-based payment expense	22.3	32.5
Asset impairment	4.0	1.4
Accounts receivable	(3.2)	119.9
Inventories	(47.8)	1.0
Prepayments and other current assets	(0.6)	13.2
Accounts payable	52.7	(14.7)
Other	5.6	(24.9)
Net cash provided by operating activities	316.2	378.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(30.6)	(38.3)
Proceeds from sale of property, plant, and equipment	4.7	0.2
Acquisition of businesses, net of cash acquired	(2.0)	(303.0)
Other investing activities	(3.5)	(1.9)
Net cash used for investing activities	(31.4)	(343.0)
Cash flows from financing activities:
Issuance of long-term debt	493.9	400.0
Repayments of long-term debt	(397.1)	(353.2)
Repurchases of common stock	(340.9)	—
Proceeds from stock option exercises and other	2.0	0.7
Payments of taxes withheld on net settlement of equity awards	(3.9)	(5.1)
Dividends paid	(14.3)	(15.6)
Net cash (used for) provided by financing activities	(260.3)	26.8
Effect of exchange rate changes on cash and cash equivalents	8.3	(2.5)
Net change in cash and cash equivalents	32.8	59.6
Cash and cash equivalents at beginning of period	560.7	461.0
Cash and cash equivalents at end of period	$593.5	$520.6
Supplemental cash flow information:
Income taxes paid during the period	$58.7	$32.1
Interest paid during the period	$15.6	$26.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and brings to market products and services including building management systems, lighting, lighting controls, and location-aware applications. These products and services provide commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets. Beginning the third quarter of fiscal 2021, we have two reportable segments consisting of Acuity Brands Lighting and Lighting Controls (“ABL”) and Intelligent Spaces Group (“ISG”).
ABL offers devices such as luminaires, lighting controls, power supplies, prismatic skylights, and drivers as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. Our lighting and lighting controls solutions are sold primarily through independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements. ABL products and solutions are marketed under numerous brand names, including but not limited to Lithonia Lighting®, Holophane®, Peerless®,Gotham®, Mark Architectural LightingTM, Winona®Lighitng, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Lumniaire LEDTM, Luminis®, Dark to Light®, and RELOC Wiring Solutions.
ISG offers building management systems and location-aware applications and sells predominantly through system integrators. Our building management system includes Distech Controls® products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and access control that deliver end-to-end optimization of those building systems. We also offer AtriusTM, our intelligent building platform that enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our platform delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capability through both software and hardware updates. Principal customers of ISG include system integrators, electrical distributors, retail centers, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under numerous brand names, including but not limited to Distech Controls®, DGLogikTM, AtruisTM BuildingOS®, and LocusLabsTM.
ABL and ISG comprised approximately 95% and 5% of consolidated revenues, respectively, during the three and nine months ended May 31, 2021 and 2020.
We prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2021, our consolidated comprehensive income for the three and nine months ended May 31, 2021 and 2020, and our consolidated cash flows for the nine months ended May 31, 2021 and 2020. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2020 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

conditions that may impact our key end markets for the remainder of fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

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
Reclassifications
We have recast prior period segment and disaggregated revenue information to conform to the current year presentation. See Note 18 — Segment Information for further details. No other material reclassifications occurred during the current period.

Note 3 — Acquisitions
Fiscal 2021 Acquisition
On May 18, 2021, using cash on hand, we acquired all of the equity interests of Rockpile Ventures, an accelerator of Edge artificial intelligence (“AI”) startups. Rockpile Ventures helps early-stage artificial intelligence companies drive co-engineering and co-selling partnerships with major cloud ecosystems, enabling faster adoption from proof-of-concept trials to market scale.
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
Accounting for Acquisitions
We accounted for the acquisition of Rockpile Ventures as well as the acquisitions of TLG and LocusLabs in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The TLG and LocusLabs acquisitions are referred to herein collectively as the “2020 Acquisitions.” Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. Amounts recognized for the acquisition of Rockpile Ventures are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of Rockpile Ventures' equity interests in AI startups as well as other acquired assets and liabilities.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level hierarchy that categorizes market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $593.5 million and $560.7 million as of May 31, 2021 and August 31, 2020, respectively.
Disclosures of fair value information about financial instruments (whether or not recognized in the balance sheet), for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, such as the discount rate and estimates of future cash flows.
The carrying values and estimated fair values of certain of our financial instruments were as follows as of the dates presented (in millions):

	May 31, 2021		August 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in unconsolidated affiliates	$7.3	$7.3	$6.0	$6.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$494.2	$490.1	$—	$—
Borrowings under Term Loan Facility	—	—	395.0	395.0
Industrial revenue bond	4.0	4.0	4.0	4.0
Bank loans	—	—	2.1	2.3
We hold equity investments in unconsolidated affiliates without readily determinable fair values. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment as of May 31, 2021. During the first quarter of fiscal 2021, we recorded an impairment charge for one of these investments of $4.0 million as a recapitalization of the underlying company diluted our holding value. This impairment is reflected in Miscellaneous expense, net for the nine months ended May 31, 2021 within our Consolidated Statements of Comprehensive Income.
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our industrial revenue bond (“IRB”) is carried at the outstanding balance as of the end of the reporting period. The IRB was a variable-rate instrument that

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reset on a frequent short-term basis and matured within one month from balance sheet date; therefore, we estimate that the face amount of this bond approximates its fair value as of May 31, 2021 based on instruments of similar terms and maturity (Level 2). See Note 9 — Debt and Lines of Credit for further details on our borrowings.
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

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	May 31, 2021	August 31, 2020
Raw materials, supplies, and work in process (1)	$171.7	$170.3
Finished goods	241.9	199.1
Inventories excluding reserves	413.6	369.4
Less: Reserves	(43.6)	(49.3)
Total inventories	$370.0	$320.1
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

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2021	August 31, 2020
Land	$22.6	$22.2
Buildings and leasehold improvements	196.1	192.2
Machinery and equipment	612.0	588.4
Total property, plant, and equipment, at cost	830.7	802.8
Less: Accumulated depreciation and amortization	(571.0)	(532.3)
Property, plant, and equipment, net	$259.7	$270.5
Subsequent to May 31, 2021, one of our facilities, included within property, plant, and equipment, with a carrying value of $6.6 million met the criteria to be classified as held for sale and is expected to be sold within one year. We concluded the fair value less cost to sell of this asset exceeded its carrying value.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
We recorded amortization expense of $10.2 million and $10.8 million during the three months ended May 31, 2021 and 2020, respectively, and $30.4 million and $30.8 million during the nine months ended May 31, 2021 and 2020, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $40.7 million in fiscal 2021, $40.6 million in fiscal 2022, $40.3 million in fiscal 2023, $40.1 million in fiscal 2024, and $33.3 million in fiscal 2025.
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in millions):

	Nine Months Ended
	May 31, 2021	May 31, 2020
Beginning balance	$1,080.0	$967.3
Provisional additions from acquired businesses	3.1	147.8
Adjustments to provisional amounts from acquired businesses	—	(21.6)
Foreign currency translation adjustments	13.1	(7.1)
Ending balance	$1,096.2	$1,086.4
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 9 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes will be paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. Additionally, we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of May 31, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.2 million.
As of May 31, 2021, we also had $4.0 million of tax-exempt industrial revenue bonds that were paid at maturity on June 1, 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of May 31, 2021. Additionally, we had $2.1 million outstanding under fixed-rate bank loans at August 31, 2020 that we repaid during the second quarter of fiscal 2021, prior to their maturity date. Further discussion of our long-term debt is included within the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) and provided us with a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of May 31, 2021 or August 31, 2020. We had $395.0 million of borrowings under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.
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
We were in compliance with all financial covenants under the Credit Agreement as of May 31, 2021. At May 31, 2021, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility. As of May 31, 2021, we had outstanding letters of credit totaling $8.3 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.1 million issued under the Revolving Credit Facility.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest expense	$6.4	$6.1	$18.4	$21.9
Interest income	(0.2)	(0.7)	(0.7)	(2.5)
Interest expense, net	$6.2	$5.4	$17.7	$19.4

Note 10 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2021, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets. The following table summarizes changes in the estimated liabilities for product warranty and recall costs for the periods presented (in millions):

	Nine Months Ended
	May 31, 2021	May 31, 2020
Beginning balance	$16.1	$11.5
Warranty and recall costs	23.8	21.5
Payments and other deductions	(21.2)	(19.7)
Acquired warranty and recall liabilities	—	0.1
Ending balance	$18.7	$13.4
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current and former officers/executives violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. The Eleventh Circuit Court of Appeals granted the Company permission to file an interlocutory appeal of the District Court’s class certification order, and the briefing of that appeal has been completed. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key evidential and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.

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

Note 11 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326 (1)	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	0.5	968.6	2,577.7	(126.5)	(1,483.3)	1,937.0
Net income	—	—	—	62.9	—	—	62.9
Other comprehensive income	—	—	—	—	8.4	—	8.4
Share-based payment amortization, issuances, and cancellations	—	—	8.6	—	—	—	8.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.7)	—	—	—	—	(80.3)	(80.3)
Balance, February 28, 2021	35.7	0.5	977.8	2,635.9	(118.1)	(1,563.6)	1,932.5
Net income	—	—	—	85.7	—	—	85.7
Other comprehensive income	—	—	—	—	20.7	—	20.7
Share-based payment amortization, issuances, and cancellations	—	—	6.2	—	—	—	6.2
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	0.8	—	—	—	0.8
Repurchases of common stock (2)	—	—	—	—	—	(2.5)	(2.5)
Balance, May 31, 2021	35.7	$0.5	$985.1	$2,717.0	$(97.4)	$(1,566.1)	$2,039.1
____________________________________
(1) See Note 4 - New Accounting Pronouncements for further details on our adoption of ASC 326.
(2) Represents repurchases of fewer than 0.1 million shares of common stock.

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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	May 31, 2021	August 31, 2020
Current deferred revenues	$7.0	$5.4
Non-current deferred revenues	56.2	53.6
Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2021 totaled $4.8 million.
Unsatisfied performance obligations as of May 31, 2021 that do not represent contract liabilities consist primarily of orders for physical goods that have not yet been shipped, which are typically shipped within a few weeks of order receipt.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Disaggregated Revenues
Our ABL segment's lighting and lighting controls are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. ISG sells predominantly through system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
ABL:
Independent sales network	$628.0	$549.4	$1,737.4	$1,679.2
Direct sales network	96.7	69.4	256.0	240.1
Retail sales	36.1	48.7	135.8	161.1
Corporate accounts	44.0	39.1	93.1	126.6
Other	45.2	35.0	118.1	120.8
Total ABL	850.0	741.6	2,340.4	2,327.8
ISG	55.4	37.7	139.5	116.1
Eliminations	(5.7)	(3.1)	(11.6)	(8.8)
Total	$899.7	$776.2	$2,468.3	$2,435.1

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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Share-based payment expense	$7.1	$7.8	$22.3	$32.5
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Service cost	$1.2	$1.2	$3.7	$3.5
Interest cost	1.6	1.8	4.7	5.5
Expected return on plan assets	(3.4)	(3.2)	(10.0)	(9.4)
Amortization of prior service cost	0.8	1.0	2.2	3.0
Recognized actuarial loss	1.4	1.4	4.1	4.2
Net periodic pension cost	$1.6	$2.2	$4.7	$6.8
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

Note 15 — Special Charges
During the first nine months of fiscal 2021, we recognized pre-tax special charges of $1.5 million, which consisted primarily of charges for relocation costs and adjustments related to severance costs associated with the previously announced transfer of activities from planned facility closures. Further details regarding our special charges are included within the Special Charges footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
The following table summarizes costs reflected within Special charges on the Consolidated Statements of Comprehensive Income for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Severance and employee-related costs	$0.5	$2.4	$0.4	$8.1
Relocation and other restructuring costs	—	0.9	1.1	3.7
Total special charges	$0.5	$3.3	$1.5	$11.8
As of May 31, 2021, remaining restructuring liabilities were $1.3 million and are included in Accrued compensation on the Consolidated Balance Sheets. The changes in the reserves related to these programs during the period presented are summarized as follows (in millions):

Nine Months Ended
May 31, 2021
Balance, August 31, 2020	$3.0
Severance and employee-related costs	0.4
Payments made during the period	(2.1)
Balance, May 31, 2021	$1.3

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income	$85.7	$60.4	$208.2	$174.6
Basic weighted average shares outstanding	35.7	39.5	36.5	39.5
Common stock equivalents	0.5	0.2	0.3	0.2
Diluted weighted average shares outstanding	36.2	39.7	36.8	39.7
Basic earnings per share	$2.40	$1.53	$5.70	$4.42
Diluted earnings per share	$2.37	$1.52	$5.66	$4.40
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Stock options	0.1	0.9	1.0	0.5
Restricted stock awards	—	0.2	—	0.2
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
The following tables summarize the changes in each component of accumulated other comprehensive loss during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income (loss) before reclassifications	33.6	(3.2)	30.4
Amounts reclassified from accumulated other comprehensive loss (1)	—	4.9	4.9
Net current period other comprehensive income	33.6	1.7	35.3
Balance at May 31, 2021	$(19.9)	$(77.5)	$(97.4)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive loss before reclassifications	(15.6)	—	(15.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5.4	5.4
Net current period other comprehensive (loss) income	(15.6)	5.4	(10.2)
Balance at May 31, 2020	$(81.0)	$(80.6)	$(161.6)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	May 31, 2021			May 31, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$22.3	$—	$22.3	$(13.8)	$—	$(13.8)
Defined benefit pension plans:
Tax adjustments	—	(3.2)	(3.2)	—	—	—
Amortization of defined benefit pension items:
Prior service cost	0.8	(0.2)	0.6	1.0	(0.2)	0.8
Actuarial losses	1.4	(0.4)	1.0	1.4	(0.4)	1.0
Total defined benefit pension plans, net	2.2	(3.8)	(1.6)	2.4	(0.6)	1.8
Other comprehensive income (loss)	$24.5	$(3.8)	$20.7	$(11.4)	$(0.6)	$(12.0)

	Nine Months Ended
	May 31, 2021			May 31, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$33.6	$—	$33.6	$(15.6)	$—	$(15.6)
Defined benefit pension plans:
Tax adjustments	—	(3.2)	(3.2)	—	—	—
Amortization of defined benefit pension items:
Prior service cost	2.2	(0.5)	1.7	3.0	(0.7)	2.3
Actuarial losses	4.1	(0.9)	3.2	4.2	(1.1)	3.1
Total defined benefit pension plans, net	6.3	(4.6)	1.7	7.2	(1.8)	5.4
Other comprehensive income (loss)	$39.9	$(4.6)	$35.3	$(8.4)	$(1.8)	$(10.2)

Note 18 — Segment Information
During the third quarter of fiscal 2021, we completed a realignment of our operations and structure to better support our business strategy. As a result, beginning in the third quarter of fiscal 2021, we now report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company. We have recast historical information to conform to the current segment structure.
ABL
ABL offers devices such as luminaires, lighting controls, power supplies, prismatic skylights, and drivers as well as integrated systems designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, digital retailers, lighting showrooms and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. Our lighting and lighting controls solutions are sold primarily through independent sales agencies who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ISG
Our ISG segment offers building management systems and location-aware applications, which include products for controlling HVAC, lighting, shades, and access control that deliver end-to-end optimization of those building

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

systems. Additionally, ISG includes our intelligent building platform that enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our platform delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capability through both software and hardware updates. Principal customers of ISG include system integrators, electrical distributors, retail centers, airports, and enterprise campuses throughout North America and select international locations.
Corporate and Unallocated Amounts
Corporate expenses that are primarily administrative in nature and benefit the company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, we do not allocate non-operating amounts, including net interest expense and miscellaneous expense, special charges, or assets to our segments. Accordingly, this information is not used by the chief operating decision maker to make operating decisions and assess performance and is therefore excluded from our disclosures.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended May 31, 2021:
Net sales	$850.0	$55.4	$—	$(5.7)	$899.7
Operating profit (loss)	126.5	7.2	(15.6)	—	118.1
Depreciation and amortization	21.0	3.7	0.3	—	25.0

Three Months Ended May 31, 2020:
Net sales	741.6	37.7	—	(3.1)	776.2
Operating profit (loss)	98.6	(0.2)	(15.4)	—	83.0
Depreciation and amortization	20.8	4.4	0.3	—	25.5

Nine Months Ended May 31, 2021:
Net sales	2,340.4	139.5	—	(11.6)	2,468.3
Operating profit (loss)	326.9	7.9	(40.0)	—	294.8
Depreciation and amortization	63.2	11.0	0.8	—	75.0

Nine Months Ended May 31, 2020:
Net sales	2,327.8	116.1	—	(8.8)	2,435.1
Operating profit (loss)	304.0	(2.3)	(53.7)	—	248.0
Depreciation and amortization	62.5	12.0	0.8	—	75.3
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating profit - ABL	$126.5	$98.6	$326.9	$304.0
Operating profit (loss) - ISG	7.2	(0.2)	7.9	(2.3)
Unallocated corporate amounts	(15.6)	(15.4)	(40.0)	(53.7)
Operating profit	118.1	83.0	294.8	248.0
Interest expense, net	6.2	5.4	17.7	19.4
Miscellaneous expense (income), net	2.7	(0.9)	6.5	1.5
Income before income taxes	$109.2	$78.5	$270.6	$227.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 19 — Subsequent Event
One June 4, 2021, the Company announced that it has signed a definitive agreement to purchase ams OSRAM’s North American Digital Systems (“DS”) business. This acquisition is intended to enable the Company to enhance our LED driver and controls technology portfolio and accelerate our innovation, expand our access to market through a more fulsome OEM product offering, and give us more control over our supply chain. The transaction is expected to close by end of day on July 1, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2021 and for the three and nine months ended May 31, 2021 and 2020. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2020 (“Form 10-K”).
Overview
Company
The Company was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company that develops, manufactures, and brings to market products and services including building management systems, lighting, lighting controls, and location-aware applications. These products and services provide commercial, institutional, industrial, infrastructure, and residential applications throughout North America and select international markets.
During the third quarter of fiscal 2021, we completed a realignment of our operations and structure to better support our business strategy. As a result, beginning in the third quarter of fiscal 2021, we now report our financial results of operations in two reportable segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and Intelligent Spaces Group (“ISG”), consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company. We have recast historical information to conform to the current segment structure. We achieve growth through the development of innovative new products and services. Through the Acuity Business System, we achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
We do not consider acquisitions a critical element of our strategy but seek opportunities to expand and enhance our portfolio of solutions, including the following transactions.
One June 4, 2021, the Company announced that it has signed a definitive agreement to purchase ams OSRAM’s North American Digital Systems (“DS”) business. This acquisition is intended to enable the Company to enhance our LED driver and controls technology portfolio and accelerate our innovation, expand our access to market through a more fulsome OEM product offering, and give us more control over our supply chain. The transaction is expected to close by end of day on July 1, 2021.
On May 18, 2021, using cash on hand, we acquired all of the equity interests of Rockpile Ventures, an accelerator of Edge artificial intelligence startups. Rockpile Ventures helps early-stage artificial intelligence companies drive co-engineering and co-selling partnerships with major cloud ecosystems, enabling faster adoption from proof-of-concept trials to market scale.
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
The results of operations for the three and nine months ended May 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full fiscal year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2021, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.

The COVID-19 Pandemic
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. However, our manufacturing operations are deemed essential and continue to operate. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing, distribution, and open-office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, socially-distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we have required certain employees whose job functions can be performed remotely to work primarily from home.
Government-mandated and voluntary social distancing measures have had, and continue to have, an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2021 sales. In fiscal 2020 we experienced a limited number of temporary facility shutdowns due to government-mandated closures. Although our facilities are now open and new government-mandated restrictions have been gradually lifted, a resurgence in COVID-19 cases may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) signed into law on March 27, 2020. Half of these deferrals are due in December 2021, and the remaining deferrals are due in December 2022.
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
For the first nine months of fiscal 2021, we paid $30.6 million for property, plant, and equipment, primarily for tooling, new and enhanced information technology capabilities, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2021.
During the first nine months of fiscal 2021, we repurchased 3.3 million shares of our outstanding common stock. As of May 31, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 4.4 million shares. We expect to repurchase the remaining shares available for repurchase on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
Our short-term cash needs are expected to include funding operations as currently planned; funding possible acquisitions; making capital investments as currently anticipated; paying quarterly stockholder dividends as currently anticipated; paying principal and interest on debt as currently scheduled; making required contributions and distributions related to our employee benefit plans; and potentially repurchasing shares of our outstanding common stock. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flow from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Cash Flow
We use available cash and cash flows from operations, borrowings, and proceeds from the exercise of stock options to fund operations, capital expenditures, and acquisitions if any; to repurchase Company stock; and to pay dividends.
Our cash position at May 31, 2021 was $593.5 million, an increase of $32.8 million from August 31, 2020. During the nine months ended May 31, 2021, we generated net cash flows from operations of $316.2 million. During November 2020, we issued long-term debt that contributed net proceeds of $493.9 million to our cash position. See more details below under the Capitalization section. Cash generated from operating activities, cash on hand, and funds from borrowings were used during the nine months ended May 31, 2021 primarily to repay borrowings on our Term Loan Facility (defined below) of $395.0 million as well as bank loans of $2.1 million, to fund share repurchases of $340.9 million, to fund capital expenditures of $30.6 million, to pay dividends to stockholders of $14.3 million, and to pay withholding taxes on the net settlement of equity awards of $3.9 million.
We generated $316.2 million of cash flows from operating activities during the nine months ended May 31, 2021 compared with $378.3 million in the prior-year period, a decrease of $62.1 million, due primarily to an increase in accounts receivable that resulted from the improvement in year-over-year sales, partially offset by payroll tax deferrals under the CARES Act as well as lower interest payments on long-term borrowings due to timing.
We believe that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We paid $30.6 million and $38.3 million during the first nine months of fiscal 2021 and 2020, respectively, for property, plant, and equipment, primarily related to investments in tooling, new and enhanced information technology capabilities, equipment, and facility enhancements.
Capitalization
On November 10, 2020, Acuity Brands Lighting, Inc., a wholly-owned subsidiary of Acuity Brands, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2021. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC (“ABL IP Holding”, and, together with Acuity Brands, Inc. the “Guarantors”), a wholly-owned subsidiary of Acuity Brands, Inc. Additionally, we capitalized $4.8 million of deferred issuance costs related to the Unsecured Notes that are being amortized over the 10-year term. As of May 31, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.2 million.
As of May 31, 2021, we also had $4.0 million of tax-exempt industrial revenue bonds that were paid at maturity on June 1, 2021. The carrying value of these bonds is reflected within Current maturities of debt on the Consolidated Balance Sheets as of May 31, 2021. Additionally, we had $2.1 million outstanding under fixed-rate bank loans at August 31, 2020 that we repaid during the nine months ended May 31, 2021, prior to their maturity date. There have been no other material changes outside of the ordinary course of business in our contractual obligations since August 31, 2020.
The following tables present summarized financial information for Acuity Brands, Inc. Acuity Brands Lighting, Inc., and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in non-guarantors as of the dates and during the period presented (in millions):

Summarized Balance Sheet Information	May 31, 2021	August 31, 2020
Current assets	$1,185.1	$1,152.6
Non-current assets	1,368.8	1,416.0
Amounts due from non-guarantor affiliates	203.1	183.3
Current liabilities	583.5	530.2
Non-current liabilities	817.7	723.8

Summarized Income Statement Information	Nine Months Ended May 31, 2021
Net sales	$2,046.7
Gross profit	889.1
Net income	204.7
As of May 31, 2021, our capital structure was comprised principally of the Unsecured Notes and equity of our stockholders. Total debt outstanding was $498.2 million at May 31, 2021 and consisted primarily of fixed-rate obligations. At August 31, 2020, total debt outstanding was $401.1 million and consisted primarily of variable-rate obligations.
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) and provided us with a $400.0 million unsecured delayed draw term loan facility (the “Term Loan Facility)”. We had no borrowings outstanding under the Revolving Credit Facility as of May 31, 2021 or August 31, 2020. We had no borrowings outstanding under the Term Loan Facility as of May 31, 2021. We had $395.0 million in borrowings outstanding under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility.
We were in compliance with all financial covenants under the Credit Agreement as of May 31, 2021. At May 31, 2021, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility. As of May 31, 2021, we had outstanding letters of credit totaling $8.3 million, primarily for securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bond, which includes the $4.1 million issued under the Revolving Credit Facility. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for more information.
During the first nine months of fiscal 2021, our consolidated stockholders’ equity decreased $88.4 million to $2.0 billion at May 31, 2021, from $2.1 billion at August 31, 2020. The decrease was due primarily to repurchases of our outstanding common stock and dividend payments, partially offset by net income earned and favorable foreign currency translation adjustments. Our debt to total capitalization ratio (calculated by dividing total debt by the sum of total debt and total stockholders’ equity) was 19.6% and 15.9% at May 31, 2021 and August 31, 2020, respectively. The ratio of debt, net of cash, to total capitalization, net of cash, was (4.9)% and (8.1)% at May 31, 2021 and August 31, 2020, respectively.
Dividends
We paid dividends on our common stock of $14.3 million ($0.39 per share) and $15.6 million ($0.39 per share) during the nine months ended May 31, 2021 and 2020, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.

Results of Operations
Third Quarter of Fiscal 2021 Compared with Third Quarter of Fiscal 2020
The following table sets forth information comparing the components of net income for the three months ended May 31, 2021 and 2020 (in millions except per share data):

	Three Months Ended
	May 31, 2021	May 31, 2020	Increase (Decrease)		Percent Change
Net sales	$899.7	$776.2	$123.5		15.9%
Cost of products sold	513.1	448.6	64.5		14.4%
Gross profit	386.6	327.6	59.0		18.0%
Percent of net sales	43.0%	42.2%	80	bps
Selling, distribution, and administrative expenses	268.0	241.3	26.7		11.1%
Special charges	0.5	3.3	(2.8)		NM
Operating profit	118.1	83.0	35.1		42.3%
Percent of net sales	13.1%	10.7%	240	bps
Other expense:
Interest expense, net	6.2	5.4	0.8		14.8%
Miscellaneous expense (income), net	2.7	(0.9)	3.6		NM
Total other expense	8.9	4.5	4.4		97.8%
Income before income taxes	109.2	78.5	30.7		39.1%
Percent of net sales	12.1%	10.1%	200	bps
Income tax expense	23.5	18.1	5.4		29.8%
Effective tax rate	21.5%	23.1%
Net income	$85.7	$60.4	$25.3		41.9%
Diluted earnings per share	$2.37	$1.52	$0.85		55.9%
NM - not meaningful
Net sales were $899.7 million for the three months ended May 31, 2021 compared with $776.2 million reported for the three months ended May 31, 2020, an increase of $123.5 million, or 15.9%. For the three months ended May 31, 2021, we reported net income of $85.7 million, an increase of $25.3 million, or 41.9%, compared with $60.4 million for the three months ended May 31, 2020. For the third quarter of fiscal 2021, diluted earnings per share increased 55.9% to $2.37 compared with $1.52 reported in the year-ago period.
The following table as well as the tables under Segment Results below reconcile certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, and special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions. Although the impacts of some of these items have been recognized in prior periods and could recur in future periods, we typically exclude these charges during internal reviews of performance and use these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and adjusted operating profit margin for total company and by segment, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. There are limitations to the use of non-U.S. GAAP financial measures and such non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP. The non-U.S. GAAP measures as defined by us may not be comparable to similar non-U.S. GAAP measures presented by other companies. Our presentation of such measures, which may include adjustments to exclude unusual or non-recurring items, should not be construed as an inference that our future results will be unaffected by other unusual or non-recurring items.

(In millions, except per share data)	Three Months Ended
	May 31, 2021		May 31, 2020		Increase (Decrease)	Percent Change
Selling, distribution, and administrative expenses	$268.0		$241.3		$26.7	11.1%
Percent of net sales		29.8%		31.1%	(130)	bps
Less: Amortization of acquired intangible assets	(10.2)		(10.8)
Less: Share-based payment expense	(7.1)		(7.8)
Less: Acquisition-related items (1)	(0.9)		—
Adjusted selling, distribution, and administrative expenses	$249.8		$222.7		$27.1	12.2%
Percent of net sales		27.8%		28.7%	(90)	bps

Operating profit	$118.1		$83.0		$35.1	42.3%
Percent of net sales		13.1%		10.7%	240	bps
Add-back: Amortization of acquired intangible assets	10.2		10.8
Add-back: Share-based payment expense	7.1		7.8
Add-back: Acquisition-related items (1)	0.9		—
Add-back: Special charges	0.5		3.3
Adjusted operating profit	$136.8		$104.9		$31.9	30.4%
Percent of net sales		15.2%		13.5%	170	bps

Net income	$85.7		$60.4		$25.3	41.9%
Add-back: Amortization of acquired intangible assets	10.2		10.8
Add-back: Share-based payment expense	7.1		7.8
Add-back: Acquisition-related items (1)	0.9		—
Add-back: Special charges	0.5		3.3
Total pre-tax adjustments to net income	18.7		21.9
Income tax effects	(4.0)		(5.1)
Adjusted net income	$100.4		$77.2		$23.2	30.1%

Diluted earnings per share	$2.37		$1.52		$0.85	55.9%
Adjusted diluted earnings per share	$2.77		$1.94		$0.83	42.8%
____________________________
(1) Acquisition-related items include professional fees.
Net Sales
Net sales for the three months ended May 31, 2021 increased $123.5 million, or 15.9%, to $899.7 million compared with $776.2 million in the prior-year period due primarily to higher volumes. From a sales channel perspective, sales through the independent sales network and direct sales network increased 14% and 39%, respectively, due primarily to our improved go-to-market activity, which leveraged improvements in the construction market and wider economy. Additionally, sales within the corporate accounts channel increased 13% as large retailers within this channel have begun to address previously deferred nonessential renovations. Retail sales declined 26% due primarily to a customer inventory rebalancing in fiscal 2021. Changes in foreign currency rates and revenues from acquired companies did not have a meaningful impact on net sales for the third quarter of fiscal 2021.
Gross Profit
Gross profit for the third quarter of fiscal 2021 increased $59.0 million, or 18.0%, to $386.6 million compared with $327.6 million in the prior-year period, and gross profit margin increased 80 basis points to 43.0% from 42.2%. The increase in gross profit and margin was primarily due to increased sales volumes as well as product and productivity improvements, partially offset by higher component and freight costs.

Operating Profit
SD&A expenses for the three months ended May 31, 2021 were $268.0 million compared with $241.3 million in the prior-year period, an increase of $26.7 million, or 11.1%. The increase in SD&A expense was due primarily to higher outbound freight and commissions costs associated with higher sales volumes as well as increased employee-related costs. SD&A expenses for the third quarter of fiscal 2021 were 29.8% of net sales compared with 31.1% for the prior-year period. Adjusted SD&A expenses for the three months ended May 31, 2021 were $249.8 million (27.8% of net sales) compared with $222.7 million (28.7% of net sales) in the prior-year period.
We recognized pre-tax special charges of $0.5 million during the third quarter of fiscal 2021 compared with $3.3 million recorded during the third quarter of fiscal 2020. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for the third quarter of fiscal 2021 was $118.1 million (13.1% of net sales) compared with $83.0 million (10.7% of net sales) for the prior-year period, an increase of $35.1 million, or 42.3%. The increase in operating profit was due to higher gross profit and lower special charges, partially offset by higher SD&A expenses. The operating profit margin increase of 240 bps year over year reflects higher gross profit as well as our ability to successfully leverage our fixed costs. Adjusted operating profit increased $31.9 million, or 30.4%, to $136.8 million for the third quarter of fiscal 2021 compared with $104.9 million for the third quarter of fiscal 2020. Adjusted operating profit margin increased to 15.2% for the third quarter of fiscal 2021 compared with 13.5% for the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $6.2 million and $5.4 million for the three months ended May 31, 2021 and 2020, respectively. This increase was due primarily to less interest earned on cash investments compared to the prior year due primarily to unfavorable short-term investment rates.
We reported net miscellaneous expense of $2.7 million and net miscellaneous income of $0.9 million for the three months ended May 31, 2021 and 2020, respectively.
Income Taxes and Net Income
Our effective income tax rate was 21.5% and 23.1% for the three months ended May 31, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily due to favorable discrete items recognized in the third quarter of fiscal 2021. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2021, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the third quarter of fiscal 2021 increased $25.3 million, or 41.9%, to $85.7 million from $60.4 million reported for the prior-year period. The increase in net income resulted from an increased operating profit compared to the prior-year period, partially offset by higher net non-operating expenses and income tax expense associated with our increased profit. Diluted earnings per share for the three months ended May 31, 2021 increased $0.85, or 55.9%, to $2.37 compared with diluted earnings per share of $1.52 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted net income for the third quarter of fiscal 2021 was $100.4 million, compared with $77.2 million in the prior-year period, an increase of $23.2 million, or 30.1%. Adjusted diluted earnings per share for the three months ended May 31, 2021 increased $0.83, or 42.8%, to $2.77 compared with $1.94 for the prior-year period.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended May 31, 2021 and 2020 (in millions except per share data). We have recast historical information to conform to the current segment structure.

	Three Months Ended
ABL	May 31, 2021	May 31, 2020	Increase (Decrease)	Percent Change
Net sales	$850.0	$741.6	$108.4	14.6%

Operating profit	126.5	98.6	27.9	28.3%
Add-back: Amortization of acquired intangible assets	6.9	6.9
Add-back: Share-based payment expense	2.4	2.9
Adjusted operating profit	$135.8	$108.4	$27.4	25.3%

Operating profit margin	14.9%	13.3%	160	bps
Adjusted operating profit margin	16.0%	14.6%	140	bps
ABL net sales for the three months ended May 31, 2021 increased 14.6% compared with the prior-year period due primarily to improvements within the independent sales network, direct sales network, and corporate accounts channels as our go-to-market activities leveraged improvements in the construction market and wider economy. These gains were partially offset by lower sales in the retail sales channel. Operating profit for ABL was $126.5 million (14.9% of ABL net sales) for the three months ended May 31, 2021 compared to $98.6 million (13.3% of ABL net sales) in the prior-year period, an increase of $27.9 million. The increase in operating profit was due primarily to higher sales volumes as well as product and productivity improvements, partially offset by higher component, freight, and SD&A costs. The operating profit margin increase year over year reflects higher sales volumes as well as our ability to successfully leverage our fixed costs. Adjusted operating profit for ABL increased $27.4 million to $135.8 million for the third quarter of fiscal 2021 compared with the prior year period.

	Three Months Ended
ISG	May 31, 2021	May 31, 2020	Increase (Decrease)	Percent Change
Net sales	$55.4	$37.7	$17.7	46.9%

Operating profit (loss)	7.2	(0.2)	7.4	NM
Add-back: Amortization of acquired intangible assets	3.3	3.9
Add-back: Share-based payment expense	0.6	1.3
Adjusted operating profit	$11.1	$5.0	$6.1	122.0%

Operating profit (loss) margin	13.0%	(0.5)%	1350	bps
Adjusted operating profit margin	20.0%	13.3%	670	bps
ISG net sales for the three months ended May 31, 2021 increased 46.9% compared with the prior-year period driven primarily by increased sales of building management products due primarily to improved market conditions as well as the benefit of a pull forward of sales from an announced price increase. ISG operating profit was $7.2 million for three months ended May 31, 2021 compared with a $0.2 million operating loss in the prior-year period, an increase of $7.4 million. This increase was due primarily to higher sales volumes, partially offset by increased employee costs. Adjusted operating profit for ISG increased $6.1 million to $11.1 million for the third quarter of fiscal 2021 compared with the prior-year period.

First Nine Months of Fiscal 2021 Compared with First Nine Months of Fiscal 2020
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2021 and 2020 (in millions except per share data):

	Nine Months Ended
	May 31, 2021	May 31, 2020	Increase (Decrease)		Percent Change
Net sales	$2,468.3	$2,435.1	$33.2		1.4%
Cost of products sold	1,412.6	1,407.8	4.8		0.3%
Gross profit	1,055.7	1,027.3	28.4		2.8%
Percent of net sales	42.8%	42.2%	60	bps
Selling, distribution, and administrative expenses	759.4	767.5	(8.1)		(1.1)%
Special charges	1.5	11.8	(10.3)		NM
Operating profit	294.8	248.0	46.8		18.9%
Percent of net sales	11.9%	10.2%	170	bps
Other expense:
Interest expense, net	17.7	19.4	(1.7)		(8.8)%
Miscellaneous expense, net	6.5	1.5	5.0		NM
Total other expense	24.2	20.9	3.3		15.8%
Income before income taxes	270.6	227.1	43.5		19.2%
Percent of net sales	11.0%	9.3%	170	bps
Income tax expense	62.4	52.5	9.9		18.9%
Effective tax rate	23.1%	23.1%
Net income	$208.2	$174.6	$33.6		19.2%
Diluted earnings per share	$5.66	$4.40	$1.26		28.6%
NM - not meaningful

Net sales were $2.47 billion for the nine months ended May 31, 2021 compared with $2.44 billion reported for the nine months ended May 31, 2020, an increase of $33.2 million, or 1.4%. For the nine months ended May 31, 2021, we reported net income of $208.2 million, an increase of $33.6 million, or 19.2%, compared with $174.6 million for the nine months ended May 31, 2020. For the first nine months of fiscal 2021, diluted earnings per share increased 28.6% to $5.66 compared with $4.40 reported in the year-ago period.
The following table as well as the tables under Segment Results below reconcile certain U.S. GAAP financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization and integrate recent acquisitions, and impairments of investments. These non-U.S. GAAP financial measures, including adjusted gross profit and adjusted gross profit margin, adjusted SD&A expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and adjusted operating profit margin for total company and by segment, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Nine Months Ended
	May 31, 2021		May 31, 2020		Increase (Decrease)	Percent Change
Gross profit	$1,055.7		$1,027.3		$28.4	2.8%
Percent of net sales		42.8%		42.2%	60	bps
Add-back: Acquisition-related items (1)	—		1.2
Adjusted gross profit	$1,055.7		$1,028.5		$27.2	2.6%
Percent of net sales		42.8%		42.2%	60	bps

Selling, distribution, and administrative expenses	$759.4		$767.5		$(8.1)	(1.1)%
Percent of net sales		30.8%		31.5%	(70)	bps
Less: Amortization of acquired intangible assets	(30.4)		(30.8)
Less: Share-based payment expense	(22.3)		(32.5)
Less: Acquisition-related items (1)	(0.9)		(1.3)
Adjusted selling, distribution, and administrative expenses	$705.8		$702.9		$2.9	0.4%
Percent of net sales		28.6%		28.9%	(30)	bps

Operating profit	$294.8		$248.0		$46.8	18.9%
Percent of net sales		11.9%		10.2%	170	bps
Add-back: Amortization of acquired intangible assets	30.4		30.8
Add-back: Share-based payment expense	22.3		32.5
Add-back: Acquisition-related items (1)	0.9		2.5
Add-back: Special charges	1.5		11.8
Adjusted operating profit	$349.9		$325.6		$24.3	7.5%
Percent of net sales		14.2%		13.4%	80	bps

Other expense	$24.2		$20.9		$3.3	15.8%
Less: Impairment of investment	(4.0)		—
Adjusted other expense	$20.2		$20.9		$(0.7)	(3.3)%

Net income	$208.2		$174.6		$33.6	19.2%
Add-back: Amortization of acquired intangible assets	30.4		30.8
Add-back: Share-based payment expense	22.3		32.5
Add-back: Acquisition-related items (1)	0.9		2.5
Add-back: Special charges	1.5		11.8
Add-back: Impairment of investment	4.0		—
Total pre-tax adjustments to net income	59.1		77.6
Income tax effect	(13.3)		(17.7)
Adjusted net income	$254.0		$234.5		$19.5	8.3%

Diluted earnings per share	$5.66		$4.40		$1.26	28.6%
Adjusted diluted earnings per share	$6.90		$5.91		$0.99	16.8%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.
Net Sales
Net sales for the nine months ended May 31, 2021 increased $33.2 million, or 1.4%, to $2.47 billion compared with $2.44 billion in the prior-year period. From a sales channel perspective, sales through the independent sales network and direct sales network increased as we began to leverage improvements in the construction market and wider economy through our go-to-market activities. However, corporate accounts sales for the nine months ended May 31, 2021 were lower year over year due to fewer nonessential renovations from large retailers in the first half of the fiscal year. Additionally, retail sales in fiscal 2021 were lower than the prior-year period due primarily to a stronger pre-pandemic performance in the first half of the prior fiscal year combined with a customer inventory rebalancing in fiscal 2021. Changes in foreign currency rates and revenues from acquired companies did not have a meaningful impact on our net sales year over year.

Gross Profit
Gross profit of $1.06 billion for the first nine months of fiscal 2021 increased $28.4 million, or 2.8%, compared with $1.03 billion in the prior-year period. Gross profit margin increased to 42.8% for the nine months ended May 31, 2021 compared with 42.2% in the prior-year period. The improvement in gross profit margin was due primarily to product and productivity improvements. Adjusted gross profit for the nine months ended May 31, 2021 was $1.06 billion (42.8% of net sales) compared with $1.03 billion (42.2% of net sales) in the prior-year period.
Operating Profit
SD&A expenses for the nine months ended May 31, 2021 were $759.4 million compared with $767.5 million in the prior-year period, a decrease of $8.1 million, or 1.1%. The decrease in SD&A expenses was due primarily to lower travel expense and sales and marketing costs due to the COVID-19 pandemic. Additionally, share-based payment expense decreased in fiscal 2021 due to the discontinuation of certain retirement provisions in the equity incentive program that resulted in the acceleration of share-based payment expense for fiscal 2020 grants. These decreased costs were partially offset by higher employee-related costs. SD&A expenses for the first nine months of fiscal 2021 were 30.8% of net sales compared with 31.5% for the prior-year period. Adjusted SD&A expenses for the nine months ended May 31, 2021 were $705.8 million (28.6% of net sales) compared with $702.9 million (28.9% of net sales) in the prior-year period.
We recognized pre-tax special charges of $1.5 million during the first nine months of fiscal 2021, compared with pre-tax special charges of $11.8 million during the first nine months of fiscal 2020. Further details regarding our special charges are included in the Special Charge footnote of the Notes to Consolidated Financial Statements.
Operating profit for the first nine months of fiscal 2021 was $294.8 million (11.9% of net sales) compared with $248.0 million (10.2% of net sales) for the prior-year period, an increase of $46.8 million, or 18.9%. The increase in operating profit was due to higher gross profit, lower special charges, and decreased SD&A expenses. Adjusted operating profit increased by $24.3 million, or 7.5%, to $349.9 million for the first nine months of fiscal 2021 compared with $325.6 million for the first nine months of fiscal 2020. Adjusted operating profit margin for the first nine months of fiscal 2021 increased 80 basis points to 14.2% compared with 13.4% in the year-ago period.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $17.7 million and $19.4 million for the nine months ended May 31, 2021 and 2020, respectively. The decrease in interest expense was due primarily to interest savings associated with refinancing our debt. The current fiscal year interest savings were partially offset by lower interest earned on cash investments compared to the prior year due primarily to unfavorable short-term investment rates.
We reported net miscellaneous expense of $6.5 million and $1.5 million for the nine months ended May 31, 2021 and 2020, respectively. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment. Further details regarding the impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 23.1% for the nine months ended May 31, 2021 and 2020.
Net income for the first nine months of fiscal 2021 increased $33.6 million, or 19.2%, to $208.2 million from $174.6 million reported for the prior-year period. The increase in net income was due primarily to an increased operating profit and lower interest expense, partially offset by higher income tax expense associated with increased profit compared to the prior-year period. Diluted earnings per share for the nine months ended May 31, 2021 increased $1.26 to $5.66 compared with diluted earnings per share of $4.40 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted net income for the first nine months of fiscal 2021 was $254.0 million compared with $234.5 million in the prior-year period, an increase of $19.5 million, or 8.3%. Adjusted diluted earnings per share for the nine months ended May 31, 2021 increased $0.99, or 16.8%, to $6.90 compared with $5.91 for the prior-year period.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the nine months ended May 31, 2021 and 2020 (in millions except per share data). We have recast historical information to conform to the current segment structure.

	Nine Months Ended
ABL	May 31, 2021	May 31, 2020	Increase (Decrease)	Percent Change
Net sales	$2,340.4	$2,327.8	$12.6	0.5%

Operating profit	$326.9	$304.0	$22.9	7.5%
Add-back: Amortization of acquired intangible assets	20.8	20.2
Add-back: Share-based payment expense	8.3	11.1
Add-back: Acquisition-related items (1)	—	1.2
Adjusted operating profit	$356.0	$336.5	$19.5	5.8%

Operating profit margin	14.0%	13.1%	90	bps
Adjusted operating profit margin	15.2%	14.5%	70	bps
______________________________
(1) Acquisition-related items include profit in inventory.
ABL net sales for the nine months ended May 31, 2021 increased 0.5% compared with the prior-year period due primarily to higher sales volumes through the independent sales network and direct sales networks as our go-to-market activities began to leverage improvements in the construction market and wider economy during the third quarter of fiscal 2021. These higher sales volumes were partially offset by declines in the retail sales channel due to a customer inventory rebalancing and stronger pre-pandemic performance. Additionally, sales within the corporate accounts channel were lower due to fewer nonessential renovations from large retailers in the first half of the fiscal year. Operating profit for ABL was $326.9 million (14.0% of ABL net sales) for the nine months ended May 31, 2021 compared to $304.0 million (13.1% of ABL net sales) in the prior-year period, an increase of $22.9 million. The increase in operating profit was due primarily to higher sales, product and productivity improvements, as well as lower travel expenses and sales and marketing costs, partially offset by increased employee related costs. Adjusted operating profit increased $19.5 million to $356.0 million for the nine months ended May 31, 2021 compared with the prior year period.

	Nine Months Ended
ISG	May 31, 2021	May 31, 2020	Increase (Decrease)	Percent Change
Net sales	$139.5	$116.1	$23.4	20.2%

Operating profit (loss)	$7.9	$(2.3)	$10.2	NM
Add-back: Amortization of acquired intangible assets	9.6	10.6
Add-back: Share-based payment expense	2.1	4.5
Adjusted operating profit	$19.6	$12.8	$6.8	53.1%

Operating profit (loss) margin	5.7%	(2.0)%	770	bps
Adjusted operating profit margin	14.1%	11.0%	310	bps
ISG net sales for the nine months ended May 31, 2021 increased 20.2% compared with the prior-year period primarily due to increased sales of building management products. ISG operating profit was $7.9 million for the nine months ended May 31, 2021 compared with a $2.3 million operating loss in the prior-year period, an increase of $10.2 million. This increase was due primarily to higher sales volumes, partially offset by increased employee related costs. Adjusted operating profit for ISG increased $6.8 million to $19.6 million for the nine months ended May 31, 2021 compared with the prior year period.

Outlook
As we look ahead, we expect to see continued improvements in the end markets we serve, and we are positioning ourselves to support higher levels of market growth. We anticipate some continued volatility in raw material costs and component and labor availability, and we will work to address the impact to our business. We plan to continue to invest in our business with the intention of becoming a larger, more dynamic company.

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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (c) expectations about volatility in raw material costs and component and labor availability; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities with the intention of becoming a larger, more dynamic company, and introduce innovative products and services; (e) our estimate of our fiscal 2021 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and outperform the markets we serve; (h) our expectations about the resolution of securities class action and other legal matters; (i) our expectations of the impact of the ongoing COVID-19 pandemic; and (j) our expectation that the OSRAM DS transaction will close by end of day on July 1, 2021 and deliver the expected benefits to the Company and its customers. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
General. We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. Our long-term debt as of August 31, 2020 consisted primarily of variable-rate obligations, whereas at May 31, 2021, our variable-rate debt was solely comprised of the $4.0 million industrial revenue bond. We had no borrowings outstanding under the Revolving Credit Facility or the Term Loan Facility as of May 31, 2021. A 10% increase in market interest rates during May 31, 2021, would have resulted in a de minimis amount of additional annual after-tax interest expense. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt, which includes $500.0 million of senior unsecured notes. A 10% increase in market interest rates at May 31, 2021 would have decreased the estimated fair value of the senior unsecured notes by approximately $9.9 million. Except for the change in our long-term debt from primarily variable to fixed-rate obligations and the broad effects of the COVID-19 pandemic as a result of its impact on the global economy and major financial markets, there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2021. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the nine months ended May 31, 2021, we completed our acquisition of Rockpile Ventures (“Rockpile”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Rockpile's internal control over financial reporting as of May 31, 2021. Excluding the acquisition, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating Rockpile into our existing control procedures from the date of acquisition. We do not anticipate the integration Rockpile to result in changes that would materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
Securities Class Action
On January 3, 2018, a shareholder filed a class action complaint in the United States District Court for the District of Delaware against us and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our current and former officers/executives violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints and intend to vigorously defend against the claims. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. The Eleventh Circuit Court of Appeals granted the Company permission to file an interlocutory appeal of the District Court’s class certification order, and the briefing of that appeal has been completed. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key evidentiary and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We are insured, in excess of a self-retention, for Directors and Officers liability.
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
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended May 31, 2021, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.

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
As of May 31, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 4.4 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2021:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2021 through 3/31/2021	20,218	$124.97	20,218	4,399,804
4/1/2021 through 4/30/2021	—	$—	—	4,399,804
5/1/2021 through 5/31/2021	—	$—	—	4,399,804
Total	20,218	$124.97	20,218	4,399,804

Item 5.    Other Information
Declaration of Dividend
On June 25, 2021, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on August 2, 2021 to stockholders of record on July 16, 2021.

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
ACUITY BRANDS, INC.

Date:	July 1, 2021	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	July 1, 2021	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)