Form 10-K
period 2021-08-31
ACUITY BRANDS INC
filed 2021-10-27
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $123.30 as quoted on the New York Stock Exchange on February 28, 2021, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4.37 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 34,924,594 shares as of October 22, 2021.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2021 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.Business
Overview
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”), we design, manufacture, and bring to market products and services that make the world more brilliant, productive, and connected. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management systems, and location-aware applications.
During fiscal 2021, we completed a realignment of our operations and structure to better support our business strategy, which resulted in the generation of two reportable segments: ABL and ISG.
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's' portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Lumniaire LEDTM, Luminis®, Dark to Light®, and RELOC Wiring Solutions.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a Company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ABL comprised approximately 95% of consolidated revenues during fiscal 2021, 2020, and 2019.
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers building management systems and location-aware applications and sells predominantly to system integrators. Our building management system includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. AtriusTM, our intelligent building platform, enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our platform delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capability through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under numerous brand names, including but not limited to Distech Controls®, AtriusTM, and Rockpile Ventures.
ISG comprised approximately 5% of consolidated revenues during fiscal 2021, 2020, and 2019.
Manufacturing and Distribution
We operate 19 manufacturing facilities, including six facilities in the United States, seven facilities in Mexico, two facilities in Europe, and four in Canada. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Certain critical processes, such as reflector forming and anodizing, high-end glass production, surface mount circuit board production, and assembly are performed (not exclusively) at Company-operated facilities, offering the ability to differentiate products through superior capabilities. Other components, such as LEDs, certain LED drivers, lamps, sockets, and ballasts are purchased primarily from third-party vendors. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2021 by significant geographic region.

	Manufactured	Purchased	Total
United States	16%	8%	24%
Mexico	55%	—%	55%
Asia	—%	16%	16%
Others	5%	—%	5%
Total	76%	24%	100%
We operate seven manufacturing facilities in Mexico, some of which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
Lighting and building technology solutions are delivered directly from manufacturing facilities or through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America using both common carriers and a Company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2021, net sales initiated outside of the U.S. represented approximately 14% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product. We invest in the development of new products and solutions as well as the enhancement of existing offerings with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications and capabilities to enhance data analytics offerings. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but do not include all new product development costs. For fiscal 2021, 2020, and 2019, R&D expenses totaled $88.3 million, $82.0 million, and $74.7 million, respectively.
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
See the Segment Information, Revenue Recognition, and Supplemental Disaggregated Information footnotes of the Notes to Consolidated Financial Statements for more information concerning our sales by segment, type, and geography.
Marketing
We market our product portfolio and service capabilities to customers and/or end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. We operate training and education facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
Industry Overview
Based on industry sources and government information, we estimate that in fiscal 2021 the size of the North American lighting and building technology solutions market we serve (referred to herein as “addressable market”) was over $20 billion. We estimate that the addressable market increased in the lower single digits as compared with fiscal 2020. The addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; daylighting; lighting controls; HVAC controls; and building technology controls, software, and systems. This market estimate is based on a combination of external industry data and internal estimates and excludes portable and vehicular lighting fixtures and certain related lighting components, such as non-integrated lighting ballasts and lamps.
We operate in a highly competitive industry that is affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, employment levels, credit availability, interest rates, building costs, freight, construction-related labor availability, building occupancy rates, imports and trade, energy costs, freight costs, and commodity costs, including tariffs. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data estimate the size of the markets to be about the same. Non-residential construction spending on commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building technology solutions. Demand for our residential lighting products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
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
Competition
We experience competition based on numerous factors, including features and benefits, price, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, and service capabilities. The market for lighting and building technology solutions and services is competitive and continues to evolve through acquisition and consolidation activities. Additionally, the market for artificial intelligence and software solutions is active with a wide range of competitors, from existing large companies to startup organizations. Certain global and more diversified manufacturers may provide a broader product offering utilizing electrical, lighting, and building technology products as well as pricing benefits from the bundling of various offerings. In addition, there are new competitors, including Asian importers, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
Regulations
We are subject to various federal, state, and local laws and regulations that impose increasingly complex, stringent and costly compliance activities. These regulations include but are not limited to, the Clean Water Act; the Safe Harbor data privacy program between the U.S. and European Union; the United States-Mexico-Canada-Free Trade Agreement (“USMCA”); regulations from the Occupational Safety and Health Administration agency (“OSHA”); the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964; the U.S. Foreign Corrupt Practices Act (the “FCPA”); and the U.K. Bribery Act.

On an ongoing basis, we allocate resources, including investments in capital and operating costs, to comply with laws and regulations. We do not currently believe that the costs of complying with government regulations have a material impact on our financial condition, results of operations, or cash flows. However, we may be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, employee health and safety, privacy, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and may place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or may impact the willingness of certain investors to own our shares. See Part I. Item 1a. Risk Factors for additional information.
Raw Materials
Our production requires raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of materials and tariffs on certain materials, particularly imports from Asia, as well as disruptions in availability of raw materials, components, and sourced finished goods.
We do not currently engage in significant commodity hedging transactions for raw materials, though we have and will continue to commit to purchase certain materials for a period of up to 12 months. We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness and availability of our products and services may result in a reduction in the number of our suppliers.
Intellectual Property
We own or have licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to our products, processes, and businesses. These intellectual property rights are important factors for our businesses. We rely on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. As of August 31, 2021, we had approximately 2,600 active United States and foreign patents. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
Seasonality and Cyclicality
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors we historically have experienced our highest sales in the last two quarters of each fiscal year; however, our seasonality has been meaningfully impacted by the COVID-19 pandemic.
Our lighting and building technology solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies. Sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material adverse effect on our net sales, operating income, and financial position.
The COVID-19 Pandemic
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing, distribution, and open-office facilities in the United States, Mexico, and other locations as permitted by law. We have also implemented one-way traffic flows, additional cleaning requirements for common spaces, mandatory face coverings, hand sanitizer stations, socially-distanced workspaces, and self-serve pay stations within our cafeterias to mitigate the spread of the virus. Additionally, we have required certain employees whose job functions can be performed remotely to work primarily from home. See further discussion of the health and safety of our employees, including our response to the COVID-19 pandemic, below within the Human Capital section of this Item 1. Business.
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2021 sales. In fiscal 2020 we experienced a limited number of temporary facility shutdowns due to government-mandated closures. Although our facilities are now open and new government-mandated restrictions have been gradually lifted, a resurgence in COVID-19 cases may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) signed into law on March 27, 2020. Half of these deferrals are due in December 2021, and the remaining deferrals are due in December 2022.
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
Human Capital
We employed approximately 13,000 associates at August 31, 2021, of which approximately 4,000 were employed in the United States and approximately 8,500 were employed in Mexico. Our remaining associates were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,400 and 7,200 associates in the United States and Mexico, respectively. Arrangements related to approximately 600 associates in the United States will expire after the next fiscal year, and arrangements for approximately 6,800 associates in Mexico will expire within the next fiscal year, primarily due to annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized associates.
Growth and Development
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our associates. In fiscal 2021, we began a renewed focus on development through the creation of development plans for associates. We enhanced the Performance Management process to better align associate aspirations, interests, and experiences with the talent needs that enable the business. We have established quarterly check-in discussions between managers and associates to encourage more continuous performance feedback and improvement and to hold leaders accountable for creating an associate development culture. We provide self-learning resources to help associates expand their lighting, controls, and building management technical knowledge through Acuity Academy.
We are currently enhancing our career framework through our Global Career Architecture project. The focus of this project is to enable a culture that more effectively attracts, retains, rewards, and mobilizes talent. We expect this project to underpin many new initiatives in fiscal 2022, including several new development programs and tools aimed at helping both managers and associates respond to the desire to learn and grow.
Compensation and Benefits
We review our compensation and benefit plans annually to ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our associates and their families. Based on this review, we offer a competitive total rewards package to our associates that includes base compensation, bonuses, profit-sharing plans, stock grants, and/or retirement benefits commensurate with an employee's position, skill set, and experience.

Diversity, Equity, and Inclusion
We believe that diversity, equity, and inclusion are important factors in our ongoing success. Our goal is to ensure that all associates feel valued, respected, and accepted for their contributions regardless of their race, sex, religion, ethnicity, age, gender identity, disabilities, national origin, sexual orientation, or other unique characteristics. To promote diversity in the workplace, we have created a diversity, equity, and inclusion council that is responsible for setting our diversity strategy and creating a three-year roadmap of initiatives, many resulting from associate feedback. Our diversity, equity, and inclusion council consists of members of management as well as key human resource process leaders and leaders from our various employee resource groups. We currently have three employee resource groups: Minorities Amplifying Growth, Inclusion, and Community (“MAGIC”); the Women’s Network; and formed in fiscal 2021, People Respecting Identity, Diversity, and Equity (“PRIDE”). These groups are are designed to embrace, celebrate, and recognize the power of diversity.
Health and Safety
We strive to ensure our associates have a safe and collaborative work environment. Our management practices promote Environmental, Health & Safety (“EHS”) excellence. To achieve this standard, we have instituted an EHS Management System based on the goals and guidelines of the International Standards of Operation for Environmental Management, International Standards for Occupational Health & Safety Management, and our own guiding principles. These guidelines include identifying and controlling hazardous exposures for the prevention of injuries, preventing pollution, and complying with all relevant legal and other requirements. We use each facility’s Acuity Environmental Safety Scorecard (“AESS”) to provide visibility into the facility’s qualitative and quantitative results, with an emphasis on leading indicators that help avoid violations, accidents, and injuries. A variety of different metrics are averaged to determine a facility’s final score, which is used to rank each facility against other facilities and to find continuous improvement opportunities.
COVID-19 Response
We remain committed to prioritizing the health and well-being of our associates and their families in light of the COVID-19 pandemic. We have implemented policies to screen associates, contractors, and vendors for COVID-19 symptoms upon entering our manufacturing and distribution and open office facilities in the United States, Mexico, and other locations as permitted by law. We continue to follow guidelines issued by the World Health Organization, Centers for Disease Control and Prevention, and local health providers, adapting our policies and procedures quickly in response to continually evolving information, statistics, and best practices. During fiscal 2021, we required remote work for all whose jobs can be performed remotely and canceled significant in-person events or shifted them to virtual. We have expanded paid and unpaid leave policies to cover exposures, self-quarantines, and school closures that may impact our associates. At our manufacturing and distribution facilities, we have staggered and rotated shifts, changed traffic flows to limit interaction, provided additional hand sanitizing stations, installed plastic shields between workstations, and increased spacing at all work areas. We regularly clean work areas and encourage all associates to engage in good handwashing and hygiene practices. We also offer on-site vaccination clinics at several facilities and strongly encourage our associates to get vaccinated.
Environmental Sustainability
We are reducing the environmental impact of our products and solutions, driving efficient use of raw materials, and operating our facilities in an intelligent, environmentally friendly manner. During fiscal 2021, we established an executive-level Environmental, Social, and Governance (“ESG”) council to oversee our sustainability strategy across our business. Among other things, this council assesses risks and opportunities and guides activities related to climate change and other ESG matters. During fiscal 2021, we announced that the Company achieved 100 percent carbon neutrality in operations through a combination of carbon reduction and offsetting measures. We regularly communicate progress as part of our EarthLIGHT sustainability program.
Information Concerning Acuity Brands
Acuity Brands, Inc. was incorporated in 2001 under the laws of the State of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link within the “Investors” section on our website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct as well as our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the charters for our Audit Committee, Compensation Committee, and Governance Committee are available free of charge through the “Corporate Governance” link on our website. The Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters are available in print to any of our stockholders that request such document by contacting our Investor Relations department.

Item 1a.Risk Factors
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact our financial position, results of operations, cash flows, and financial expectations and could cause the market price of our common stock to decrease. Such risks include, without limitation:
Risks Related to Our Strategy
General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for our products and services.
We compete based on numerous factors, including features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting, lighting controls, and building technology solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, which in turn may impact demand for our product and service offerings.
Our business and results have been and may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
We utilize a variety of raw materials and components in our production process including steel, aluminum, lamps, certain rare earth materials, LEDs, LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based by-products, natural gas, and copper. We also source certain finished goods externally. During fiscal 2021, the COVID-19 pandemic has caused a disruption in our supply chain for certain components and resulted in higher prices for significant commodities, including oil and steel, as well as increased warehousing and container costs, which has negatively impacted our business. Future increases in our costs and/or continued disruptions in the supply or could negatively impact our profitability, as there can be no assurance that future price increases will be successfully passed through to customers. We generally source these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis results in sole-source supplier situations.
Suppliers for certain of those items are our competitors that may, for various strategic reasons, choose to cease selling to us. In addition, our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers, and in turn, increased risk associated with reliance on a single or limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may result in additional price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, we are dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
Our results may be adversely affected by our inability to maintain pricing.
Aggressive pricing actions by competitors may affect our ability to achieve desired revenue growth and profitability levels under our current pricing strategies. We may also decide to lower prices to match the competition or for other reasons or to exit unprofitable business. Additionally, we may not be able to increase prices to cover rising costs. Even if we were able to increase prices to cover costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.

Our inability to effectively introduce new products and solutions could adversely affect our ability to compete.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, our ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot fully predict the ultimate effect of new product introductions on our business, Additionally, new products and solutions may not achieve the same profit margins as expected and as compared to our historic products and solutions. Furthermore, other market participants, such as a well-established competitors, could develop alternative platforms for monetizing products, solutions, and services that result in a paradigm shift in our industry, particularly with respect to new and developing technologies.
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
Various uncertainties and risks are associated with the implementation of a number of aspects of our global business strategies, including but not limited to, the development, marketing and selling of new products and solutions; new product development; the development, marketing, and selling of lighting, building technology, and software-based solutions; effective integration of acquisitions; and our environmental strategies and climate change commitments. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in opportunities utilizing our digital lighting and building technology systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business and reputation. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.
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

Risks Related to Our Operations
The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place, social distancing ordinances, and business shutdowns. There is considerable uncertainty regarding the extent to which the COVID-19 outbreak will continue to spread, including the impact of identified and potential new variants, the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, and public response to the pandemic.
The pandemic and such preventive measures, or others required or that we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations; decreased employee availability; increased claims or other expenses; potential border closures; disruptions to the businesses of our channel partners; and others. We may incur additional costs related to additional testing and screening of our employees, governmental vaccination mandates, and additional safety requirements from organizations such as OSHA. Our suppliers and customers have also faced these and other challenges, which has led to a disruption in our supply chain for certain components, decreased construction and renovation spending and consumer demand for our products and services, rising commodity costs, and increased freight, warehousing, and container costs. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, the effects of COVID-19 on the global economy could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
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
In addition, there are new competitors, including small startup companies and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. These competitors may vertically integrate and begin offering total solution packages that directly compete with our offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage, either through internal development or acquisitions, over us by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation systems, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
We may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of sales during the fiscal 2021, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by disruptions to our operations.
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, pandemics, climate change, brown outs and other power outages, water scarcity, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 55% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production or delay opening a facility due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Company operating systems, information systems, or devices may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
We are highly dependent on various software and automated systems to record and process operational and financial transactions. We could experience a failure of one or more of these software and automated systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system. We could also experience a compromise of our security due to many reasons, including technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties, including viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, cyber attacks, including but not limited to ransomware attacks, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet.
We also provide and maintain technology to enable lighting controls and building technology systems. In addition to the risks noted above, there are other risks associated with these customer offerings. For example, a customer may depend on integral information from, or functionality of, our technology to support that customer’s other systems, such that a failure of our technology could impact those systems, including by loss or destruction of data. Likewise, a customer’s failure to properly configure, update, segregate, or upgrade its own network and integrations with our technology are outside of our control and could result in a failure in functionality or security of our technology.
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

We are also subject to an increasing number of data privacy and security laws and regulations that impose requirements on us and our technology prior to certain use or transfer, storing, use, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The legal and regulatory data privacy framework is evolving and uncertain. For example, the European Court of Justice’s decision in October 2015 to invalidate the Safe Harbor data privacy program between the United States and the implementation of Data Protection Commission v. Facebook Ireland, Schrems (aka Schrems II) as well as the new and proposed privacy and security laws around the world all could disrupt our ability to use or transfer data or sell products and solutions because such activities may not be in compliance with applicable law in certain jurisdictions.
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
We employed approximately 13,000 people as of August 31, 2021, approximately 9,000 of whom are employed in international locations. As such, we have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 66% of our workforce. Collective bargaining agreements representing approximately 57% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
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
We have substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. Our operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both our domestic and international operations, we face risks specifically related to our foreign operations and sourcing activities, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; shipping delays or disruptions; criminal activities; increases in tariffs and taxes; corruption; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for us.
We source certain components and approximately 16% of our finished goods from Asia, a significant portion of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We are seeking to mitigate the impact of Chinese tariffs on our profitability, including a variety of activities such as engaging alternative suppliers that produce products and components whose origin is in countries other than China, insourcing the production of certain products, and raising selling prices. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
We operate seven manufacturing facilities in Mexico, some of which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if our Mexican facilities cease to qualify for Maquiladora status or if the Mexican government adopts additional adverse changes to the program, our manufacturing costs in Mexico would increase.
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the United States, Mexico, Canada Free Trade Agreement (“USMCA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of our sales are subject to USMCA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. We source certain components and approximately 16% of our finished goods from Asia, a significant portion of which are subject to Chinese tariffs. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the recently enacted USMCA, or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the US economy or certain sectors thereof and, thus, to adversely impact our business.
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
The laws and regulations impacting us impose increasingly complex, stringent, and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling, and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, and working conditions for and compensation of our employees. In addition, permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, carbon dioxide and other air emissions, end-of-life product dispositions, and energy efficiency. We may be affected by those or other future standards, laws or regulations, including those imposed in response to energy, climate change, our carbon footprint, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
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
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate technologies, such as LED, generally provide for more extensive warranty protection which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use or failure of any of our products cause harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
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
The borrowing facilities under our Credit Agreement (defined in the Debt and Lines of Credit note within the Notes to Consolidated Financial Statements) currently allow us to incur variable debt that is indexed to the London Inter-Bank Offered Rate (“LIBOR”) or an alternate base rate plus an applicable margin. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will phase out rates for the calculation of LIBOR. As a result of this change, certain LIBOR tenors and currencies will be eliminated by the end of calendar 2021 with all other tenors and currencies of LIBOR eliminated by the end of June 2023. Although there are potential reference rate replacements for LIBOR, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR for certain securities, loans, and liabilities, or the effect of these alternatives on the value of securities whose interest rates are tied to LIBOR. Even though our current Credit Agreement expires prior to the final phase out of LIBOR tenors and currencies, the consequences of the phase out of LIBOR cannot be predicted on any potential cessation, modification, renewal, or new credit agreement we may execute. As a result, our future interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted, and our available cash flow may be adversely affected.
Risks related to our defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect our comprehensive income and the amount of contributions we are required to make to the defined benefit plans in future periods. As our defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles, the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect our results.

Item 1b.Unresolved Staff Comments
None.

Item 2.Properties
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting and Lighting Controls (“ABL”) or the Intelligent Spaces Group (“ISG”), the facility primarily benefits as of August 31, 2021:

	ABL		ISG		Corporate	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	7	2	—	—	12	7
Warehouses	—	1	—	—	—	—	1
Distribution centers*	2	7	—	—	—	2	7
Offices	5	10	—	3	1	5	14
Total	17	25	2	3	1	19	29
______________________________________
* The majority of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2021:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	2	2	—	3	7
Total	6	7	1	3	17

ISG:
Owned	—	—	1	1	2
Total	—	—	1	1	2
We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

Item 3.Legal Proceedings
See the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for information regarding our legal proceedings.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 22, 2021, there were 1,948 stockholders of record. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 5, 2022, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
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
As of August 31, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. The following table summarizes share repurchase activity by month for the quarter ended August 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
6/1/2021 through 6/30/2021	—	$—	—	4,399,804
7/1/2021 through 7/31/2021	331,567	$168.88	331,567	4,068,237
8/1/2021 through 8/31/2021	230,013	$180.21	230,013	3,838,224
Total	561,580	$173.80	561,580	3,838,224

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2021, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

250
200
150
100
50
0
Aug-16
Aug-17
Aug-18
Aug-19
Aug-20
Aug-21
Acuity Brands, Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2016 in stock or index, including reinvestment of dividends.

	Aug-16	Aug-17	Aug-18	Aug-19	Aug-20	Aug-21

Acuity Brands, Inc.	$100	$64	$56	$46	$40	$68
S&P Midcap 400 Index	100	112	135	126	131	187
Dow Jones U.S. Electrical Components & Equipment Index	100	125	146	131	151	219
Dow Jones U.S. Building Materials & Fixtures Index	100	105	111	123	145	230
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the years ended August 31, 2021, 2020, and 2019 (“fiscal 2021,” “fiscal 2020,” and “fiscal 2019,” respectively). The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.

Overview
Company
We are a market-leading industrial technology company. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”) we design, manufacture, and bring to market products and services that make the world more brilliant, productive, and connected. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management systems, and location-aware applications.
We achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Capital Resources and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to reinvest in our organic growth, make strategic acquisitions and investments, pay dividends, and repurchase shares. Sufficient cash flow generation is also critical to fund our operations in the short and long-term, to make required contributions to our employee benefit plans, and to maintain compliance with covenants contained in our financing agreements. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flows from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional capital, which would require us to evaluate available alternatives and take appropriate actions.
Cash
Our cash position at August 31, 2021 was $491.3 million, a decrease of $69.4 million from August 31, 2020. Cash generated from operating activities, cash on-hand, and additional long-term debt borrowings were used during the current year to fund our capital allocation priorities as discussed below.
We generated $408.7 million of cash flows from operating activities during fiscal 2021 compared with $504.8 million in the prior-year period, a decrease of $96.1 million, due primarily to increased operating working capital requirements to support the improvement in year-over-year sales as well as higher payments for income taxes, partially offset by payroll tax deferrals under the Coronavirus Aid, Relief, and Economic Security Act of 2020 and lower interest payments on long-term borrowings due to timing.
Our significant contractual cash requirements as of August 31, 2021 include principal and interest on long-term debt as well as payments for operating lease liabilities. Our obligations related to these items are outlined in the Debt and Lines of Credit and Leases footnotes of the Notes to Consolidated Financial Statements within this Form 10-K. Additionally, we incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Contractual purchase obligations for years subsequent to August 31, 2021 include $451.1 million in fiscal 2022. Contractual purchase obligations beyond fiscal 2022 are not significant.

Financing Arrangements
During fiscal 2021, we received proceeds of $493.8 million through debt issuances and repaid $401.1 million of previously outstanding long-term debt, resulting in net proceeds of $92.7 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) as well as the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). At August 31, 2021, our outstanding debt balance was $494.3 million compared to our cash position of $491.3 million. We were in compliance with all financial covenants under our financing arrangements as of August 31, 2021.
At August 31, 2021, we had additional borrowing capacity under the revolving credit facility of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the facility less the outstanding letters of credit of $4.1 million issued under the facility. As of August 31, 2021, our cash on hand combined with the additional borrowing capacity under the revolving credit facility totaled approximately $0.9 billion.
The Unsecured Notes were issued by Acuity Brands Lighting, Inc., a wholly-owned subsidiary of Acuity Brands, Inc. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. The following tables present summarized financial information for Acuity Brands, Inc., Acuity Brands Lighting, Inc., and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in non-guarantors as of the dates and during the period presented (in millions):

Summarized Balance Sheet Information	August 31, 2021	August 31, 2020
Current assets	$1,172.0	$1,152.6
Current assets due from non-guarantor affiliates	213.4	183.3
Non-current assets	1,391.7	1,416.0
Current liabilities	595.1	530.2
Non-current liabilities	815.7	723.8

Summarized Income Statement Information	Year Ended August 31, 2021
Net sales	$2,900.0
Gross profit	1,244.8
Net income	301.7
Capital Allocation Priorities
Effective capital allocation is a key driver of stockholder value. Our capital allocation priorities are to invest in our business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Organic Growth Investments
We invested $43.8 million and $54.9 million in fiscal 2021 and 2020, respectively, in property, plant, and equipment, primarily related to investments in tooling, new and enhanced information technology capabilities, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2022.
Strategic Acquisitions and Investments
We seek opportunities to strategically expand and enhance our portfolio of solutions. We invested in acquisitions of businesses, net of cash acquired, of $75.3 million and $303.0 million in fiscal 2021 and 2020, respectively. These acquisitions primarily included the following transactions:
•On July 1, 2021, using cash on hand, we acquired certain assets and liabilities of ams OSRAM’s North American Digital Systems (“OSRAM DS”) business. This acquisition is intended to enhance our light emitting diode (“LED”) driver and controls technology portfolio and accelerate our innovation, expand our access to market through a more fulsome OEM product offering, and give us more control over our supply chain.

•On May 18, 2021, using cash on hand, we acquired all of the equity interests of Rockpile Ventures, an accelerator of edge artificial intelligence startups. Rockpile Ventures helps early-stage artificial intelligence companies drive co-engineering and co-selling partnerships with major cloud ecosystems, enabling faster adoption from proof-of-concept trials to market scale.
•On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements at that time, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complement our dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers, and engineers through five niche lighting brands: A-light™, Cyclone™, Eureka®, Luminaire LED™, and Luminis®.
•On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $19.1 million ($0.52 per share) in fiscal 2021 and $20.8 million ($0.52 per share) in fiscal 2020, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2021, we repurchased 3.8 million shares of our outstanding common stock for $434.9 million. As of August 31, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
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
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our fiscal 2021 sales. In fiscal 2020 we experienced a limited number of temporary facility shutdowns due to government-mandated closures. Although our facilities are open and government-mandated restrictions have been gradually lifted, a resurgence in COVID-19 cases may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) signed into law on March 27, 2020. Half of these deferrals are due in December 2021, and the remaining deferrals are due in December 2022.
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
Results of Operations
The following is a discussion of our results of operations in fiscal 2021 compared to fiscal 2020. A discussion of our fiscal 2020 results of operations compared to fiscal 2019 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 23, 2020.
The following table sets forth information comparing the components of net income for the year ended August 31, 2021 with the year ended August 31, 2020 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2021	2020	(Decrease)		Change
Net sales	$3,461.0	$3,326.3	$134.7		4.0%
Cost of products sold	1,986.0	1,923.9	62.1		3.2%
Gross profit	1,475.0	1,402.4	72.6		5.2%
Percent of net sales	42.6%	42.2%	40	bps
Selling, distribution, and administrative expenses	1,044.1	1,028.5	15.6		1.5%
Special charges	3.3	20.0	(16.7)		NM
Operating profit	427.6	353.9	73.7		20.8%
Percent of net sales	12.4%	10.6%	180	bps
Other expense:
Interest expense, net	23.2	23.3	(0.1)		(0.4)%
Miscellaneous expense, net	8.2	5.9	2.3		NM
Total other expense	31.4	29.2	2.2		7.5%
Income before income taxes	396.2	324.7	71.5		22.0%
Percent of net sales	11.4%	9.8%	160	bps
Income tax expense	89.9	76.4	13.5		17.7%
Effective tax rate	22.7%	23.5%
Net income	$306.3	$248.3	$58.0		23.4%
Diluted earnings per share	$8.38	$6.27	$2.11		33.7%
NM - not meaningful
Net sales increased $134.7 million, or 4.0%, to $3.46 billion for the year ended August 31, 2021 compared with $3.33 billion reported for the year ended August 31, 2020. For the year ended August 31, 2021, we reported net income of $306.3 million compared with $248.3 million for the year ended August 31, 2020, an increase of $58.0 million, or 23.4%. For fiscal 2021, diluted earnings per share increased 33.7% to $8.38 from $6.27 for the prior-year period.
The following table reconciles certain U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures to the corresponding non-U.S. GAAP measures referred to in the discussion of our results of operations, which exclude the impact of acquisition-related items, amortization of acquired intangible assets, share-based payment expense, special charges associated primarily with continued efforts to streamline the organization, and impairments of investments in unconsolidated affiliates. Although the impacts of these items have been recognized in prior periods and could recur in future periods, management typically excludes these items during internal reviews of performance and uses these non-U.S. GAAP measures for baseline comparative operational analysis, decision making, and other activities. These non-U.S. GAAP financial measures, including adjusted gross profit and margin, adjusted selling, distribution, and administrative (“SD&A”) expenses and adjusted SD&A expenses as a percent of net sales, adjusted operating profit and margin, adjusted other expense, adjusted net income, and adjusted diluted earnings per share, are provided to enhance the user’s overall understanding of our current financial performance. Specifically, we believe these non-U.S. GAAP measures provide greater comparability and enhanced visibility into our results of operations. The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, results prepared in accordance with U.S. GAAP.

(In millions, except per share data)	Year Ended August 31,
	2021		2020		Increase (Decrease)	Percent Change
Gross profit	$1,475.0		$1,402.4		$72.6	5.2%
Percent of net sales		42.6%		42.2%	40	bps
Add-back: Acquisition-related items (1)	—		1.2
Adjusted gross profit	$1,475.0		$1,403.6		$71.4	5.1%
Percent of net sales		42.6%		42.2%	40	bps

Selling, distribution, and administrative expenses	$1,044.1		$1,028.5		$15.6	1.5%
Percent of net sales		30.2%		30.9%	(70)	bps
Less: Amortization of acquired intangible assets	(40.7)		(41.7)
Less: Share-based payment expense	(32.5)		(38.2)
Less: Acquisition-related items (1)	(2.2)		(1.3)
Adjusted selling, distribution, and administrative expenses	$968.7		$947.3		$21.4	2.3%
Percent of net sales		28.0%		28.5%	(50)	bps

Operating profit	$427.6		$353.9		$73.7	20.8%
Percent of net sales		12.4%		10.6%	180	bps
Add-back: Amortization of acquired intangible assets	40.7		41.7
Add-back: Share-based payment expense	32.5		38.2
Add-back: Acquisition-related items (1)	2.2		2.5
Add-back: Special charges	3.3		20.0
Adjusted operating profit	$506.3		$456.3		$50.0	11.0%
Percent of net sales		14.6%		13.7%	90	bps

Other expense	$31.4		$29.2		$2.2	7.5%
Less: Impairments of investments	(6.0)		—
Adjusted other expense	$25.4		$29.2		$(3.8)	(13.0)%

Net income	$306.3		$248.3		$58.0	23.4%
Add-back: Amortization of acquired intangible assets	40.7		41.7
Add-back: Share-based payment expense	32.5		38.2
Add-back: Acquisition-related items (1)	2.2		2.5
Add-back: Special charges	3.3		20.0
Add-back: Impairments of investments	6.0		—
Total pre-tax adjustments to net income	84.7		102.4
Income tax effect	(19.3)		(23.4)
Adjusted net income	$371.7		$327.3		$44.4	13.6%

Diluted earnings per share	$8.38		$6.27		$2.11	33.7%
Adjusted diluted earnings per share	$10.17		$8.27		$1.90	23.0%
______________________________
(1) Acquisition-related items include profit in inventory and professional fees.

Net Sales
Net sales of $3.46 billion for the year ended August 31, 2021 increased by $134.7 million, or 4.0%, compared with the prior-year period. This increase was driven by improved sales performance in the second half of fiscal 2021. Sales in our ABL segment of $3.29 billion increased $106.4 million, or 3.3%, compared to the prior year. Within our ABL segment, sales through the independent sales network and direct sales network increased 5% and 9%, respectively, due primarily to these channels continuing to benefit from improved service levels and an improving economy. However, corporate accounts sales for fiscal 2021 were 12% lower year over year due to fewer nonessential renovations from large retailers in the first half of the fiscal year, and retail sales declined 17% due primarily to a customer inventory rebalancing in fiscal 2021. Sales within our ISG segment increased 21% to $190.0 million due primarily to strong demand for building and HVAC controls. Changes in foreign currency rates and revenues from acquired companies did not have a meaningful impact on net sales for fiscal 2021.
Gross Profit
Gross profit for fiscal 2021 increased $72.6 million, or 5.2%, to $1.48 billion compared with $1.40 billion for the prior year due. The increase in gross profit and margin was due primarily to increased sales as well as product and productivity improvements, partially offset by higher component and freight costs.
Operating Profit
SD&A expenses of $1.04 billion for the year ended August 31, 2021 increased $15.6 million, or 1.5%, compared with the prior year. The increase in SD&A expense was due primarily to higher outbound freight to support the increase in sales as well as increased employee-related costs, partially offset by lower travel expense and sales and marketing costs due to cost control and travel restrictions that have continued since the start of the COVID-19 pandemic. Additionally, share-based payment expense decreased in fiscal 2021 due to the discontinuation of certain retirement provisions in the equity incentive program that resulted in the acceleration of share-based payment expense for fiscal 2020 grants.
Compared with the prior-year period, SD&A expenses as a percent of net sales decreased 70 basis points to 30.2% for fiscal 2021 from 30.9% in fiscal 2020. Adjusted SD&A expenses were $968.7 million, or 28.0% of net sales, in fiscal 2021 compared to $947.3 million, or 28.5% of net sales, in the year-ago period.
During the year ended August 31, 2021, we recognized pre-tax special charges of $3.3 million compared with pre-tax special charges of $20.0 million recorded during the year ended August 31, 2020. Further details regarding our special charges are included in the Special Charges footnote of the Notes to Consolidated Financial Statements.
Operating profit for fiscal 2021 was $427.6 million compared with $353.9 million reported for the prior-year period, an increase of $73.7 million, or 20.8%. Operating profit margin increased 180 basis points to 12.4% for fiscal 2021 compared with 10.6% for fiscal 2020. The increase in operating profit margin reflects favorable gross profit margin, a decline in special charges, and our ability to leverage our operating costs.
Adjusted operating profit increased $50.0 million, or 11.0%, to $506.3 million compared with $456.3 million for fiscal 2020. Adjusted operating profit margin was 14.6% and 13.7% for fiscal 2021 and 2020, respectively.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $23.2 million and $23.3 million for the years ended August 31, 2021 and 2020, respectively.
We reported net miscellaneous expense of $8.2 million in fiscal 2021 compared with $5.9 million in fiscal 2020. During fiscal 2021, we recorded impairment charges totaling $6.0 million for certain unconsolidated equity investments. Further details regarding the impairment charges are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 22.7% and 23.5% for the years ended August 31, 2021 and 2020, respectively. The change in our effective income tax rate year over year is due primarily to the impacts of discrete items. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial

Statements. We estimate that our effective tax rate for fiscal 2022 will be approximately 23% before any discrete items, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for fiscal 2021 increased $58.0 million, or 23.4%, to $306.3 million from $248.3 million reported for the prior year. The increase in net income resulted primarily from an increase in operating profit compared to the prior-year period partially offset by higher income tax expense related to the increase in profit. Adjusted net income for fiscal 2021 increased 13.6% to $371.7 million compared with $327.3 million in the year-ago period.
Diluted earnings per share for fiscal 2021 was $8.38 compared with $6.27 for the prior-year period, an increase of $2.11, or 33.7%. This increase reflects higher net income as well as lower outstanding diluted shares. Adjusted diluted earnings per share for fiscal 2021 was $10.17 compared with $8.27 for the prior-year period, an increase of $1.90, or 23.0%.
Segment Results
The following tables set forth information comparing the operating results of our segments, ABL and ISG, for the year ended August 31, 2021 with the year ended August 31, 2020 (in millions). We have recast historical information to conform to the current segment structure.

	Year Ended August 31,
ABL	2021	2020	Increase (Decrease)	Percent Change
Net sales	$3,287.3	$3,180.9	$106.4	3.3%

Operating profit	$476.2	$425.8	$50.4	11.8%
Add-back: Amortization of acquired intangible assets	27.9	27.4
Add-back: Share-based payment expense	11.0	13.4
Add-back: Acquisition-related items (1)	—	1.2
Adjusted operating profit	$515.1	$467.8	$47.3	10.1%

Operating profit margin	14.5%	13.4%	110	bps
Adjusted operating profit margin	15.7%	14.7%	100	bps
_____________________________
(1) Acquisition-related items include profit in inventory.

ABL net sales for the year ended August 31, 2021 increased 3.3% compared with the prior-year period due primarily to improvements within the independent sales network and direct sales network channels as our go-to-market activities leveraged improvements in the construction market and wider economy. These gains were partially offset by lower sales in the retail channel due to a customer inventory rebalancing and in the corporate accounts channel due to fewer nonessential renovations from large retailers in the first half of the fiscal year. Operating profit for ABL was $476.2 million (14.5% of ABL net sales) for the year ended August 31, 2021 compared to $425.8 million (13.4% of ABL net sales) in the prior-year period, an increase of $50.4 million. The increase in operating profit was due primarily to higher sales as well as product and productivity improvements, partially offset by higher component, freight, and operating costs. The operating profit margin increase year over year reflects higher sales as well as our ability to successfully leverage our operating costs. Adjusted operating profit for ABL increased $47.3 million to $515.1 million for the year ended August 31, 2021 compared with the prior year period.

	Year Ended August 31,
ISG	2021	2020	Increase (Decrease)	Percent Change
Net sales	$190.0	$157.0	$33.0	21.0%

Operating profit (loss)	$9.9	$(3.9)	$13.8	NM
Add-back: Amortization of acquired intangible assets	12.8	14.3
Add-back: Share-based payment expense	2.9	4.5
Adjusted operating profit	$25.6	$14.9	$10.7	71.8%

Operating profit (loss) margin	5.2%	(2.5)%	770	bps
Adjusted operating profit margin	13.5%	9.5%	400	bps
ISG net sales for the year ended August 31, 2021 increased 21.0% compared with the prior-year period driven primarily by strong demand for building and HVAC controls. ISG operating profit was $9.9 million for the year ended

August 31, 2021 compared with a $3.9 million operating loss in the prior-year period, an increase of $13.8 million. This increase was due primarily to higher sales, partially offset by increased employee costs. Adjusted operating profit for ISG increased $10.7 million to $25.6 million for the year ended August 31, 2021 compared with the prior-year period.
Outlook
We expect the challenging global supply chain environment to continue into fiscal 2022. We currently expect ABL to grow net sales in the high single digits for the full year of 2022 and ISG to deliver net sales growth in the mid-teens. Additionally, we expect a 42% plus annualized gross profit margin for the full year of 2022, and we believe that we can continue to leverage our operating costs as we increase net sales.
Accounting Standards Adopted in Fiscal 2021 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on our substantial historical experience and/or other relevant factors, such as projections of future performance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with our Audit Committee of the Board of Directors on a recurring basis. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of our accounting policies.
We believe the following accounting topics represent our critical accounting estimates.
Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. In the period of revenue recognition, we estimate and record provisions for certain rebates, sales incentives, product returns, and discounts to customers, in most instances, as reductions of revenue. We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. Generally, these items are estimated based on customer agreements, historical trends, and expected demand. For sales with multiple deliverables, significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally estimated using a cost plus margin valuation when no observable input is available.
Actual results could differ from estimates, which would require adjustments to recorded amounts. Please refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information regarding estimates related to revenue recognition.
Inventories
Inventories include materials, direct labor, in-bound freight, customs, duties, tariffs, and related manufacturing overhead and are stated at the lower of cost (on a first-in, first-out or average-cost basis) and net realizable value. We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.

Goodwill and Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist of trade names acquired through multiple acquisitions that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to both identify and determine the initial fair value of these acquired intangible assets, often with the assistance of third-party valuation specialists. These assumptions include, but are not limited to, estimated future net sales and profitability, customer attrition rates, royalty rates, and discount rates. Goodwill is calculated as the residual value of an acquisition's purchase price less the value of the identifiable net assets and is thus dependent on the appropriate identification and valuation of the net assets obtained in an acquisition.
We also review goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill or an indefinite-lived asset is below its carrying value. An impairment loss for goodwill or an indefinite-lived intangible asset would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and Company-specific qualitative factors, projected future net sales, operating results, and cash flows.
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
Goodwill
We perform our goodwill impairment analysis at the reporting unit level using a combination of discounted future cash flows and relevant market multiples. Our discounted cash flow analyses required significant assumptions about discount rates, short and long-term growth rates, and future profitability. We utilized estimated discount rates ranging from 9.0% to 12.0% as of June 1, 2021, based on the Capital Asset Pricing Model, which considers the risk-free interest rate, beta, market risk premium, and size premium to determine an appropriate discount rate for a reporting unit. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in our addressable market, and general economic factors such as macroeconomic conditions, credit availability, and interest rates. Short-term growth rates used in the fiscal 2021 impairment analysis reflected additional estimation uncertainty as a result of the COVID-19 pandemic. We calculated the discounted cash flows attributable to our reporting units for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to corroborate the reasonableness of assumptions used. The long-term growth rate used in determining terminal value was estimated at 3.5% and was primarily based on our understanding of projections for expected long-term growth in our addressable market and historical long-term performance.
We corroborate the values determined from our discounted cash flow models using a relevant market multiple, generally published earnings and/or revenue multiples. We also reconcile the sum of the fair values for each reporting unit to our market capitalization at the testing date, including consideration of a control premium.
Any reasonably likely change in the assumptions used in these analyses, including revenue growth rates, the discount rates, long-term growth rates, or relevant multiples would not cause the carrying value of any reporting unit to exceed its estimated fair value as determined under the goodwill impairment analysis. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of 13 trade names with an aggregate carrying value of $174.8 million at August 31, 2021. We utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present values of the resulting after-tax cash flows is our current estimate of the fair value of each trade name.

This fair value model requires us to make several significant assumptions, including specific estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate for each trade name.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in our addressable market, and general economic factors, such as macroeconomic conditions, credit availability, and interest rates. Short-term growth rates used in the fiscal 2021 impairment analysis reflected additional estimation uncertainty as a result of the COVID-19 pandemic. The long-term growth rate used in determining terminal value was estimated at 3.5% and was based primarily on our understanding of projections for expected long-term growth for our addressable market and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, we may be required to reduce the theoretical royalty rate used in the fair value model, which would result in lower expected future after-tax cash flows in the fair value model. We utilized a range of estimated discount rates between 9% and 12% as of June 1, 2021, based on the Capital Asset Pricing Model, which considers the current risk-free interest rate, beta, market risk premium, and size premium appropriate for each intangible.
During fiscal 2021, we performed an evaluation of the fair values of our indefinite-lived trade names . Our expected revenues were based on our fiscal 2022 projections and recent third-party lighting, controls, and building technology solutions market growth estimates for fiscal 2023 through 2025 as of June 1, 2021. We also included revenue growth estimates based on current initiatives expected to help improve performance. During fiscal 2021, estimated theoretical royalty rates ranged between 1% and 3%. The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values; therefore, no impairments were recorded for fiscal 2021. Any reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to our financial condition or results of operations. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details.
Share-based Payment Expense
We recognize compensation cost for share-based payment transactions in the financial statements under the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Restricted stock awards, performance stock awards, and director stock units representing certain deferrals into the Director Deferred Compensation Plan are valued based on the fair value of our common stock on the grant date. We review the values of our performance awards on a frequent and recurring basis and adjust those values based on the probability that the related performance metric will be satisfied. We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards that only have a service requirement, and we utilize the Monte Carlo simulation model to determine grant date fair value estimates of stock options also subject to a market condition.
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
We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. In certain circumstances, such as when a performance award is subject to graded vesting, we apply the accelerated attribution method to recognize compensation cost related to our share-based payment awards.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for further information on these awards, including assumptions used in estimating the fair value of our awards.
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
We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for service-type warranties as distinct performance obligations, allocate an appropriate amount of transaction price to these transactions, and recognize revenue for these contracts ratably over the life of the additional warranty period. We allocate transaction price to our service-type warranties largely based on expectations of cost plus margin based on our estimate of future claims. These estimates are subject to a higher level of estimation uncertainty than other estimates, as we have less experience in costs in the extended warranty period. Claims related to service-type warranties are expensed as incurred.
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, including our expected margins and ability to leverage operating costs, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) external and internal forecasts projecting the North American lighting and building management solutions market growth rate and growth in our addressable market; (c) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, competition, and uncertainty in general economic conditions; (d) expectations about volatility in raw material costs, freight costs, and component and labor availability; (e) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities with the intention of becoming a larger, more dynamic company, and introduce innovative products and services; (f) our estimate of our fiscal 2022 effective income tax rate, results of operations, cash flows, and capital spending; (g) our estimate of future amortization expense; (h) our ability to achieve our long-term financial goals and measures; (i) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; (j) our expectations about the resolution of securities class action and other regulatory matters; (k) our expectations of the impact of the ongoing COVID-19 pandemic; (l) our human capital initiatives in fiscal 2022, and (m) our ability to reduce our carbon output and seize market opportunities related to sustainability. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the organization and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors that have affected us as a company. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.
The industry and market data contained in this report are based either on management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies, or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk
General
We are exposed to worldwide market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders' Equity due primarily to changing interest and foreign exchange rates. We do not currently engage in significant commodity hedging transactions for raw materials. The following discussion provides additional information regarding our market risks.
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. Our long-term debt as of August 31, 2020 consisted primarily of variable-rate obligations, whereas as of August 31, 2021, our long-term debt consisted of fixed-rate senior unsecured notes. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt. However, a 10% increase in market interest rates at August 31, 2021 would have decreased the estimated fair value of our senior unsecured notes by approximately $9.2 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2021 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $13 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $16 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $12 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $14 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2021, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses of Rockpile Ventures and ams OSRAM’s North American Digital Systems, (collectively, the “2021 Acquisitions”), which are included in the Company’s consolidated financial statements as of August 31, 2021 and for the period from the respective acquisition dates through August 31, 2021. As of August 31, 2021, the 2021 Acquisitions constituted less than 4% of the Company’s consolidated assets and stockholders' equity. For the year ended August 31, 2021, the 2021 Acquisitions constituted less than 1% of both the Company's net sales and pre-tax income.
The Company’s independent registered public accounting firm has issued an audit report on their audit of the Company’s internal control over financial reporting. This report dated October 27, 2021 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2021 and 2020, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2021 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Trade Names

Description of the Matter
At August 31, 2021, the Company’s indefinite-lived intangible assets consisted of thirteen trade names with an aggregate carrying value of approximately $174.8 million. As explained in Note 2 to the consolidated financial statements, the Company tests indefinite-lived trade names for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value of the indefinite-lived trade name is below its carrying amount. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.
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
October 27, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses of Rockpile Ventures and ams Osram's North American Digital Systems (collectively, the 2021 Acquisitions), which are included in the 2021 consolidated financial statements of the Company and constituted less than 4% of total assets and stockholders' equity as of August 31, 2021 and less than 1% of net sales and pre-tax income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2021 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2021 and 2020, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2021, and the related notes and our report dated October 27, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
October 27, 2021

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$491.3	$560.7
Accounts receivable, less reserve for doubtful accounts of $1.2 and $2.6, respectively	571.8	500.3
Inventories	398.7	320.1
Prepayments and other current assets	82.5	58.6
Total current assets	1,544.3	1,439.7
Property, plant, and equipment, net	269.1	270.5
Operating lease right-of-use assets	58.0	63.4
Goodwill	1,094.7	1,080.0
Intangible assets, net	573.2	605.9
Deferred income taxes	1.9	2.7
Other long-term assets	33.9	29.5
Total assets	$3,575.1	$3,491.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$391.5	$326.5
Current maturities of debt	—	24.3
Current operating lease liabilities	15.9	17.2
Accrued compensation	95.3	89.0
Other accrued liabilities	189.5	160.6
Total current liabilities	692.2	617.6
Long-term debt	494.3	376.8
Long-term operating lease liabilities	46.7	56.8
Accrued pension liabilities	60.2	91.6
Deferred income taxes	101.0	94.9
Other long-term liabilities	136.2	126.5
Total liabilities	1,530.6	1,364.2
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,018,978 and 53,885,165 issued, respectively	0.5	0.5
Paid-in capital	995.6	963.6
Retained earnings	2,810.3	2,523.3
Accumulated other comprehensive loss	(98.2)	(132.7)
Treasury stock, at cost — 18,826,611 and 15,012,449 shares, respectively	(1,663.7)	(1,227.2)
Total stockholders’ equity	2,044.5	2,127.5
Total liabilities and stockholders’ equity	$3,575.1	$3,491.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2021	2020	2019
Net sales	$3,461.0	$3,326.3	$3,672.7
Cost of products sold	1,986.0	1,923.9	2,193.0
Gross profit	1,475.0	1,402.4	1,479.7
Selling, distribution, and administrative expenses	1,044.1	1,028.5	1,015.0
Special charges	3.3	20.0	1.8
Operating profit	427.6	353.9	462.9
Other expense:
Interest expense, net	23.2	23.3	33.3
Miscellaneous expense, net	8.2	5.9	4.7
Total other expense	31.4	29.2	38.0
Income before income taxes	396.2	324.7	424.9
Income tax expense	89.9	76.4	94.5
Net income	$306.3	$248.3	$330.4

Earnings per share:
Basic earnings per share	$8.44	$6.29	$8.32
Basic weighted average number of shares outstanding	36.3	39.5	39.7
Diluted earnings per share	$8.38	$6.27	$8.29
Diluted weighted average number of shares outstanding	36.6	39.6	39.8
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$306.3	$248.3	$330.4
Other comprehensive income (loss) items:
Foreign currency translation adjustments	13.3	11.9	(11.5)
Defined benefit plans, net of tax	21.2	6.8	(25.1)
Other comprehensive income (loss) items, net of tax	34.5	18.7	(36.6)
Comprehensive income	$340.8	$267.0	$293.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$306.3	$248.3	$330.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100.1	101.1	88.3
Share-based payment expense	32.5	38.2	29.2
(Gain) loss on the sale or disposal of property, plant, and equipment	(0.1)	0.3	0.9
Asset impairments	6.0	8.8	—
Deferred income taxes	(2.7)	(6.7)	9.3
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(68.7)	74.5	97.7
Inventories	(35.5)	38.0	70.8
Prepayments and other current assets	(18.2)	12.9	(34.0)
Accounts payable	65.5	(19.6)	(111.5)
Other	23.5	9.0	13.6
Net cash provided by operating activities	408.7	504.8	494.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(43.8)	(54.9)	(53.0)
Proceeds from sale of property, plant, and equipment	4.7	0.2	—
Acquisitions of businesses, net of cash acquired	(75.3)	(303.0)	(2.9)
Other investing activities	(3.5)	(2.1)	2.9
Net cash used for investing activities	(117.9)	(359.8)	(53.0)
Cash flows from financing activities:
Issuances of long-term debt	493.8	400.0	86.5
Repayments of long-term debt	(401.1)	(355.7)	(86.9)
Repurchases of common stock	(434.9)	(69.3)	(81.6)
Proceeds from stock option exercises and other	3.2	0.9	0.6
Payments of taxes withheld on net settlement of equity awards	(4.5)	(5.4)	(6.0)
Dividends paid	(19.1)	(20.8)	(20.8)
Net cash used for financing activities	(362.6)	(50.3)	(108.2)
Effect of exchange rate changes on cash and cash equivalents	2.4	5.0	(1.6)
Net change in cash and cash equivalents	(69.4)	99.7	331.9
Cash and cash equivalents at beginning of year	560.7	461.0	129.1
Cash and cash equivalents at end of year	$491.3	$560.7	$461.0
Supplemental cash flow information:
Income taxes paid	$86.4	$64.6	$92.9
Interest paid	$22.2	$29.8	$35.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2018	40.0	$0.5	$906.3	$1,999.2	$(114.8)	$(1,074.4)	$1,716.8
Net income	—	—	—	330.4	—	—	330.4
Other comprehensive loss	—	—	—	—	(36.6)	—	(36.6)
Share-based payment amortization, issuances, and cancellations	0.2	—	23.1	—	—	—	23.1
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Repurchases of common stock	(0.7)	—	—	—	—	(81.6)	(81.6)
ASC 606 adjustments	—	—	—	(13.0)	—	—	(13.0)
Balance, August 31, 2019	39.5	0.5	930.0	2,295.8	(151.4)	(1,156.0)	1,918.9
Net income	—	—	—	248.3	—	—	248.3
Other comprehensive income	—	—	—	—	18.7	—	18.7
Share-based payment amortization, issuances, and cancellations	0.1	—	32.7	—	—	—	32.7
Employee stock purchase plan issuances	—	—	0.8	—	—	—	0.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Stock options exercised	—	—	0.1	—	—	—	0.1
Repurchases of common stock	(0.7)	—	—	—	—	(71.2)	(71.2)
Balance, August 31, 2020	38.9	0.5	963.6	2,523.3	(132.7)	(1,227.2)	2,127.5
Net income	—	—	—	306.3	—	—	306.3
Other comprehensive income	—	—	—	—	34.5	—	34.5
Share-based payment amortization, issuances, and cancellations	0.1	—	28.8	—	—	—	28.8
Employee stock purchase plan issuances	—	—	1.0	—	—	—	1.0
Cash dividends of $0.52 per share paid on common stock	—	—	—	(19.1)	—	—	(19.1)
Stock options exercised	—	—	2.2	—	—	—	2.2
Repurchases of common stock	(3.8)	—	—	—	—	(436.5)	(436.5)
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) was incorporated in 2001 under the laws of the State of Delaware. We are a market-leading industrial technology company. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”) we design, manufacture, and bring to market products and services that make the world more brilliant, productive, and connected. We achieve growth through the development of innovative new products and services, including building management systems, lighting, lighting controls, and location-aware applications.
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's' portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Lumniaire LEDTM, Luminis®, Dark to Light®, and RELOC Wiring Solutions.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, the sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ABL comprised approximately 95% of consolidated revenues during fiscal 2021, 2020, and 2019.
ISG Segment
ISG offers building management systems and location-aware applications and sells predominantly to system integrators. Our building management system includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. AtriusTM, our intelligent building platform, enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our platform delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capability through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under numerous brand names, including but not limited to Distech Controls®, AtriusTM, and Rockpile Ventures.
ISG comprised approximately 5% of consolidated revenues during fiscal 2021, 2020, and 2019.
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Acuity Brands, Inc. and its wholly-owned subsidiaries after elimination of intercompany transactions and accounts.
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
Revenue Recognition
Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for information related to our revenue recognition accounting policies.
Cash and Cash Equivalents
Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. We consider time deposits and marketable securities with an original maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect our estimate of expected credit losses over the contractual term of our receivables. Our estimation of current expected credit losses reflects our considerations of historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We additionally consider the impact of general economic conditions, including construction spending, unemployment rates, and macroeconomic growth, on our customers' future ability to meet their obligations. We believe that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting, lighting controls, building management systems, and location-aware applications as well as their dispersion across many different geographic areas. No customer accounted for 10% of receivables at August 31, 2021; however, one customer accounted for approximately 10% of receivables at August 31, 2020 and 2019. No single customer accounted for more than 10% of net sales in fiscal 2021, 2020, or 2019.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current year presentation. No material reclassifications occurred during the current period.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value, and consist of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Raw materials, supplies, and work in process(1)	$209.5	$170.3
Finished goods	227.2	199.1
Inventories excluding reserves	436.7	369.4
Less: Reserves	(38.0)	(49.3)
Total inventories	$398.7	$320.1
_______________________________________
(1)    Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.
We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and could have a material adverse impact on our operating results in the period the change occurs. The following table summarizes the changes in our inventory reserves for the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Beginning balance	$49.3	$22.3	$36.8
Additions to reserve	21.4	36.3	10.7
Disposals of reserved inventory	(32.7)	(11.1)	(25.1)
Foreign currency translation adjustments	—	1.8	(0.1)
Ending balance	$38.0	$49.3	$22.3
Assets Held for Sale
We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met. We classified as held for sale one building with a total carrying value of $6.6 million and three buildings with a total carrying value of $4.1 million within Prepayments and other current assets on the Consolidated Balance Sheets as of August 31, 2021 and 2020, respectively. At each balance sheet date, we concluded the fair value less costs to sell exceeded the carrying value of each of these assets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	ISG	Total
Balance as of August 31, 2019	$907.2	$60.1	$967.3
Additions from acquired businesses	142.1	5.7	147.8
Adjustments to provisional amounts from acquired businesses	(41.9)	0.4	(41.5)
Foreign currency translation adjustments	5.2	1.2	6.4
Balance as of August 31, 2020	1,012.6	67.4	1,080.0
Additions from acquired businesses	6.9	3.1	10.0
Foreign currency translation adjustments	2.7	2.0	4.7
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Summarized information for our acquired intangible assets is as follows as of the dates presented (in millions except amortization periods):

		August 31,
		2021		2020
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	11	$164.6	$(104.4)	$163.6	$(89.5)
Trademarks and trade names	24	27.2	(17.1)	27.2	(15.8)
Distribution network	28	61.8	(45.0)	61.8	(42.8)
Customer relationships	20	429.2	(117.9)	421.4	(94.3)
Total definite-lived intangible assets	19	$682.8	$(284.4)	$674.0	$(242.4)
Indefinite-lived trade names		$174.8		$174.3
Through multiple acquisitions, we acquired definite-lived intangible assets consisting primarily of customer relationships, patented technology, distribution networks, and trademarks and trade names associated with specific products, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future short-term and long-term net sales and profitability, customer attrition rates, royalty rates, and discount rates. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year.
We recorded amortization expense of $40.7 million, $41.7 million, and $30.8 million related to acquired intangible assets during fiscal 2021, 2020, and 2019, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.2 million in fiscal 2022, $40.5 million in fiscal 2023, $40.0 million in fiscal 2024, $31.9 million in fiscal 2025, and $29.1 million in fiscal 2026.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently as facts and circumstances change, as required by Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis for goodwill to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test. The quantitative analysis identifies impairments by comparing the fair value of a reporting unit with its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference would be recorded.
In fiscal 2021 and 2020, we used a quantitative analysis to calculate the fair value of our reporting units using a combination of discounted future cash flows and relevant market multiples. In fiscal 2019, we used a qualitative fair value analysis to determine the likelihood of goodwill impairment. The analysis for goodwill did not result in an impairment charge during fiscal 2021, 2020, or 2019.
The impairment test for indefinite-lived trade names consists of comparing the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount of the excess. We estimate the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values for fiscal 2021, and thus no impairment charges were recorded during that year. Any reasonably likely change in the assumptions used in the analyses for our trade names would not be material to our financial condition or results of operations.
Based on the results of the indefinite-lived intangible asset analyses for fiscal 2020, we recorded an impairment charge of $1.4 million for one trade name in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income related to our ABL segment. The impairment analyses of the other 12 indefinite-lived intangible assets indicated that their fair values exceeded their carrying values. Based on the results of the indefinite-lived intangible asset analyses performed in fiscal 2019, we concluded that our analyses supported the indefinite-lived trade names' values; therefore, no impairment charges were recorded.
Short-term growth rates used in the fiscal 2021 and 2020 impairment analyses reflected additional estimation uncertainty as a result of the COVID-19 pandemic.
Other Long-Term Assets
Other long-term assets consist of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Deferred contract costs(1)	$12.9	$12.3
Investments in debt and equity securities	5.3	6.0
Pensions plans in which plan assets exceed benefit obligation	13.0	—
Tax credits(2)	—	8.6
Other(3)	2.7	2.6
Total other long-term assets	$33.9	$29.5
_______________________________________
(1)Amount includes costs incurred whose economic benefit will be realized greater than one year from August 31, 2021.
(2)Amount represents research and development tax credit receivables related to certain amended prior year tax returns.
(3)Included within this category are company-owned life insurance investments. We maintain life insurance policies on 62 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2021.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Customer incentive programs(1)	$33.9	$27.7
Refunds to customers(1)	28.1	31.0
Current deferred revenues(1)	7.7	5.4
Sales commissions	28.9	26.5
Freight costs	17.6	11.7
Warranty and recall costs(2)	16.8	13.8
Tax-related items(3)	11.7	12.7
Interest on long-term debt(4)	2.4	1.0
Other	42.4	30.8
Total other current liabilities	$189.5	$160.6
____________________________________
(1)Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information.
(2)Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
(3)Includes accruals for income, property, sales and use, and value added taxes.
(4)Refer to the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for additional information.
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Deferred compensation and postretirement benefits other than pensions(1)	$43.1	$42.7
Deferred revenues(2)	56.7	53.6
Unrecognized tax position liabilities, including interest(3)	19.7	18.9
Self-insurance liabilities(4)	3.9	6.5
Product warranty and recall costs(4)	3.5	2.3
Other	9.3	2.5
Total other long-term liabilities	$136.2	$126.5
____________________________________
(1)We maintain several non-qualified retirement plans for the benefit of eligible employees, primarily deferred compensation plans. The deferred compensation plans provide for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by the organization. In addition, one plan provides an automatic contribution of 3% of an eligible employee’s compensation. We maintain life insurance policies on certain former officers and other key employees as a means of satisfying a portion of these obligations.
(2)Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information.
(3)Refer to the Income Taxes footnote of the Notes to Consolidated Financial Statements for additional information.
(4)Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold in the Consolidated Statements of Comprehensive Income. Other shipping and handling costs are included in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $132.0 million, $121.9 million, and $138.4 million in fiscal 2021, 2020, and 2019, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Payments
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. We account for stock options, restricted stock, performance stock units, and director stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”).
Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $32.5 million, $38.2 million, and $29.2 million of share-based payment expense for the years ended August 31, 2021, 2020, and 2019, respectively. The total income tax benefit recognized for share-based payment expense was $6.5 million, $6.6 million, and $6.5 million for the years ended August 31, 2021, 2020, and 2019, respectively. We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. In certain circumstances, such as when a performance award is subject to graded vesting, we apply the accelerated attribution method to recognize compensation cost related to our share-based payment awards.
We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax expense related to share-based payment cost of $0.5 million, $1.4 million, and $1.6 million for the years ended August 31, 2021, 2020, and 2019, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 2 to 15 years for machinery and equipment) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $59.4 million, $59.4 million, and $57.5 million during fiscal 2021, 2020, and 2019, respectively. The balance in property, plant, and equipment consisted of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Land	$22.4	$22.2
Buildings and leasehold improvements	198.0	192.2
Machinery and equipment	624.9	588.4
Total property, plant, and equipment, at cost	845.3	802.8
Less: Accumulated depreciation and amortization	(576.2)	(532.3)
Property, plant, and equipment, net	$269.1	$270.5
Research and Development
Research and development (“R&D”) expense, which is expensed as incurred, consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs. R&D does not include all new product development costs and is included in Selling, distribution, and administrative expenses in our Consolidated

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Comprehensive Income. R&D expense amounted to $88.3 million, $82.0 million, and $74.7 million during fiscal 2021, 2020, and 2019, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $15.9 million, $15.1 million, and $18.5 million during fiscal 2021, 2020, and 2019, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt and line of credit borrowings, partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of Interest expense, net during the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Interest expense	$24.2	$26.4	$36.4
Interest income	(1.0)	(3.1)	(3.1)
Interest expense, net	$23.2	$23.3	$33.3
Miscellaneous Expense, Net
Miscellaneous expense, net, is comprised primarily of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Amounts relating to foreign currency transactions consisted of net expense of $1.3 million in fiscal 2021, net expense of $5.9 million in fiscal 2020, and net gains of $0.6 million in fiscal 2019.
Income Taxes
We are taxed at statutory corporate rates after adjusting income reported for financial statement purposes for certain items that are treated differently for income tax purposes. Deferred income tax expenses or benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. Refer to the Income Taxes footnote of the Notes to Consolidated Financial Statements for additional information.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2019	$(65.4)	$(86.0)	$(151.4)
Other comprehensive income (loss) before reclassifications	11.9	(0.6)	11.3
Amounts reclassified from accumulated other comprehensive loss (1)	—	7.4	7.4
Net current period other comprehensive income	11.9	6.8	18.7
Balance as of August 31, 2020	(53.5)	(79.2)	(132.7)
Other comprehensive income before reclassifications	13.3	13.9	27.2
Amounts reclassified from accumulated other comprehensive loss (1)	—	7.3	7.3
Net current period other comprehensive income	13.3	21.2	34.5
Balance as of August 31, 2021	$(40.2)	$(58.0)	$(98.2)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2021			2020			2019
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$13.3	$—	$13.3	$11.9	$—	$11.9	$(11.5)	$—	$(11.5)
Defined benefit pension plans:
Tax adjustments	—	(3.2)	(3.2)	—	—	—	—	—	—
Actuarial gains (losses)	17.5	(3.6)	13.9	(0.7)	0.1	(0.6)	(40.8)	9.7	(31.1)
Amortization of defined benefit pension items:
Prior service cost	2.9	(0.6)	2.3	4.0	(0.9)	3.1	3.5	(0.9)	2.6
Actuarial losses	5.5	(1.2)	4.3	5.6	(1.3)	4.3	4.1	(1.0)	3.1
Settlement losses	3.9	—	3.9	—	—	—	0.4	(0.1)	0.3
Total defined benefit plans, net	29.8	(8.6)	21.2	8.9	(2.1)	6.8	(32.8)	7.7	(25.1)
Other comprehensive income (loss)	$43.1	$(8.6)	$34.5	$20.8	$(2.1)	$18.7	$(44.3)	$7.7	$(36.6)

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2021
ASC Topic 326 — Credit Losses (“ASC 326”)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC 326. The provisions of ASC 326 are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2019. We adopted the provisions of ASC 326 as of September 1, 2020, the beginning of fiscal 2021, and applied these changes through an immaterial cumulative-effect adjustment of $0.2 million to retained earnings as of the date of adoption. Our estimation of current expected credit losses reflects our considerations of the impact of general economic conditions, including construction spending, unemployment rates, the effects of the COVID-19 pandemic, and macroeconomic growth, on our customers' ability to meet their obligations.
ASU 2018-15 — Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”)
In August 2018, the FASB issued ASU 2018-15, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2019. We adopted ASU 2018-15 as of September 1, 2020 on a prospective basis. This standard did not have a material effect on our financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”)
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, or our fiscal 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not expect the provisions of ASU 2019-12 to have a material impact on our financial condition, results of operations, and cash flows.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
Note 4 — Acquisitions
The following discussion relates to acquisitions completed during fiscal 2021, 2020, and 2019.
Fiscal 2021 Acquisitions
ams OSRAM's North American Digital Systems Business
On July 1, 2021, using cash on hand, we acquired certain assets and liabilities of ams OSRAM’s North American Digital Systems business (“OSRAM DS”). This acquisition is intended to enhance our LED driver and controls technology portfolio and accelerate our innovation, expand our access to market through a more fulsome original equipment manufacturer (“OEM”) product offering, and give us more control over our supply chain.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rockpile Ventures
On May 18, 2021, using cash on hand, we acquired all of the equity interests of Rockpile Ventures, an accelerator of edge artificial intelligence (“AI”) startups. Rockpile Ventures helps early-stage artificial intelligence companies drive co-engineering and co-selling partnerships with major cloud ecosystems, enabling faster adoption from proof-of-concept trials to market scale.
Accounting for Fiscal 2021 Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. The aggregate purchase price of these acquisitions reflects preliminary goodwill of $10.0 million and definite-lived customer-based intangible assets of $6.1 million, which have a preliminary useful life of approximately 11 years. Goodwill recognized from these acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. As of August 31, 2021, goodwill from these acquisitions totaling $6.9 million is expected to be tax deductible. Amounts recognized for these acquisitions are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, acquired interests in technology startups, tax-related items, final net working capital purchase adjustments, if any, and the residual impacts on the valuation of intangible assets.
Fiscal 2020 and 2019 Acquisitions
The Luminaires Group
On September 17, 2019, using cash on hand and borrowings under available existing credit arrangements at that time, we acquired all of the equity interests of The Luminaires Group (“TLG”), a leading provider of specification-grade luminaires for commercial, institutional, hospitality, and municipal markets, all of which complement our dynamic lighting portfolio. TLG’s indoor and outdoor lighting fixtures are marketed to architects, landscape architects, interior designers, and engineers through five niche lighting brands: A-light™, Cyclone™, Eureka®, Luminaire LED™, and Luminis®.
LocusLabs, Inc.
On November 25, 2019, using cash on hand, we acquired all of the equity interests of LocusLabs, Inc (“LocusLabs”). The LocusLabs software platform supports navigation applications used on mobile devices, web browsers, and digital displays in airports, event centers, multi-floor office buildings, and campuses.
WhiteOptics, LLC
On June 20, 2019, using cash on hand, we acquired all of the equity interests of WhiteOptics, LLC (“WhiteOptics”). WhiteOptics manufactures advanced optical components used to reflect, diffuse, and control light for LED lighting used in commercial and institutional applications. The operating results of WhiteOptics have been included in our consolidated financial statements since the date of acquisition.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Fiscal 2020 and Fiscal 2019 Acquisitions
The TLG and LocusLabs acquisitions are referred to herein collectively as the “2020 Acquisitions.” We finalized the acquisition accounting for the 2020 Acquisitions during the first quarter of fiscal 2021. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for the 2020 Acquisitions. The aggregate purchase price of the 2020 Acquisitions reflects total goodwill and identified intangible assets of approximately $107.6 million and $180.6 million, respectively. Identified intangible assets consist of indefinite-lived marketing-related intangibles as well as definite-lived customer-based and technology-based assets, which have a weighted average useful life of approximately 16 years. Goodwill recognized from these acquisitions is comprised primarily of expected benefits related to complementing and expanding our solutions portfolio, including dynamic lighting and software, as well as the trained workforce acquired with these businesses and expected synergies from combining the operations the acquired businesses with our operations. Goodwill from these acquisitions totaling $77.7 million is tax deductible.
We finalized the acquisition accounting for WhiteOptics in fiscal 2020 in accordance with ASC 805. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting.
Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three level hierarchy that distinguishes between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
We use quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $491.3 million and $560.7 million as of August 31, 2021 and 2020, respectively.
Disclosures of fair value information about financial instruments, for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of certain financial instruments as of the dates presented were as follows (in millions):

	August 31, 2021		August 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments in debt and equity securities	$5.3	$5.3	$6.0	$6.0
Liabilities:
Senior unsecured public notes, net of unamortized discount and deferred costs	$494.3	$496.5	$—	$—
Borrowings under Term Loan Facility	—	—	395.0	395.0
Industrial revenue bond	—	—	4.0	4.0
Bank loans	—	—	2.1	2.3
We hold one convertible debt security investment with a carrying value of $4.0 million that is scheduled to mature in September 2023. At August 31, 2021, the fair value for this instrument approximated its cost based on the contractual terms of the arrangement as well as prevailing market interest rates for debt of similar terms and maturity (Level 2).
We hold equity investments in unconsolidated affiliates without readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. Based on these considerations, we estimate that the historical cost less impairments of the acquired shares represents the fair value of the investments as of August 31, 2021. During the first quarter of fiscal 2021, we recorded an impairment charge for one of these investments for $4.0 million as a recapitalization of the underlying company diluted our holding value. We additionally recorded an impairment charge of $2.0 million during the fourth quarter of fiscal 2021 for another investment due to a deterioration in the financial condition and long-term prospects of the underlying company. These impairments are reflected in Miscellaneous expense, net for the year ended August 31, 2021 within our Consolidated Statements of Comprehensive Income.
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). See Debt and Lines of Credit footnote for further details on our long-term borrowings.
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
Note 6 — Leases
We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Mexico, and Canada. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities as the present value of the lease payments over the related term. Related assets are equal to the calculated lease liabilities adjusted for incentives and other items as prescribed by ASC Topic 842, Leases (“ASC 842”). We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and reflected as a component of lease cost within our Consolidated Statements of Comprehensive Income. Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.
Generally, the rate implicit in our leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 2% as of August 31, 2021 and 2020.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

August 31,
Fiscal year	2021
2022	$16.8
2023	14.3
2024	11.1
2025	9.4
2026	5.5
Thereafter	8.1
Total undiscounted lease payments	65.2
Less: Discount due to interest	(2.6)
Present value of lease liabilities	$62.6
The weighted average remaining lease term for our operating leases was five years as of August 31, 2021.
Lease cost is recorded within Cost of products sold or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2021	2020
Operating lease cost	$18.3	$18.1
Variable lease cost	2.0	2.3
Short-term lease cost	2.2	2.8
Total lease cost	$22.5	$23.2
Prior to the adoption of ASC 842, we recognized rent expense of $22.6 million during the year ended August 31, 2019.
Cash paid for operating lease liabilities during the year ended August 31, 2021 and 2020 was $26.2 million and $18.7 million, respectively. ROU assets obtained in exchange for lease liabilities, including those obtained from recent acquisitions, during the year ended August 31, 2021 and 2020 were $12.9 million and $27.2 million, respectively.
We do not have material leases that have not yet commenced as of August 31, 2021 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
During fiscal 2020, we committed to plans to vacate certain leased properties, which indicated that it was more likely than not that the fair value of the related ROU assets were below their carrying values. We assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable. We recorded impairment charges of $7.4 million related to these assets using a

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discounted cash flow model to estimate their fair values. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of appropriate discount rates. No impairments were recorded for leases in fiscal 2021 or fiscal 2019.
Note 7 — Debt and Lines of Credit
Debt
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consisted of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Senior unsecured public notes due December 2030, principal	$500.0	$—
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(5.7)	—
Borrowings under Term Loan Facility	—	395.0
Industrial revenue bond due June 2021	—	4.0
Bank loans	—	2.1
Total debt	$494.3	$401.1
Our next scheduled future principal payment of long-term debt is $500.0 million due upon the maturity of the senior unsecured notes in December 2030.
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2021. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. Additionally, we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of August 31, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.3 million.
Additionally, we had $4.0 million of tax-exempt industrial revenue bonds and $2.1 million under fixed-rate bank loans outstanding as of August 31, 2020. We repaid the industrial revenue bonds at maturity on June 1, 2021, and we repaid the bank loans in the second quarter of fiscal 2021, prior to their maturity date.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (“Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) and provided us with a $400.0 million Term Loan Facility. We had $395.0 million in borrowings outstanding under the Term Loan Facility as of August 31, 2020, which we fully repaid during the first quarter of fiscal 2021 using the proceeds from the Unsecured Notes. The Credit Agreement allows for no future borrowings under the Term Loan Facility. The Credit Agreement expires in June 2023.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees. The annual facility fee is payable quarterly, in arrears, and is determined by our leverage ratio as defined in the Credit Agreement. The facility fee ranges from 0.125% to 0.250% of the aggregate $400.0 million remaining commitment of the lenders under the Credit Agreement. The Credit Agreement contains financial covenants, including a minimum interest expense coverage ratio (“Minimum Interest Expense Coverage Ratio”) and a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Minimum Interest Expense Coverage Ratio of 2.50 and a Maximum Leverage Ratio of 3.50, subject to certain conditions, as such terms are defined in the Credit Agreement.
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2021. As of August 31, 2021, we had outstanding letters of credit totaling $4.1 million, primarily for securing collateral requirements under our casualty insurance programs. At August 31, 2021, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings.
Note 8 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, actual claims, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.
We are also self-insured for the majority of our medical benefit plans up to certain limits. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of our lag factor is evaluated annually and revised as necessary.
Leases
We lease certain of our buildings and equipment under noncancellable lease agreements. Please refer to the Leases footnote of the Notes to Consolidated Financial Statements for additional information.
Collective Bargaining Agreements
Approximately 66% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 57% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
Securities Class Action
On October 5, 2021, the parties to the shareholder class action litigation previously disclosed (and further described below) executed a term sheet for settlement of the litigation, subject to documentation of the settlement and

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approval of the District Court after notice to class members. If the settlement is approved, we expect that the agreed-upon settlement payment of $15.8 million will be funded entirely by applicable Directors and Officers liability insurance. As such, we do not anticipate a significant net loss or cash outflow as a result of the settlement of this matter.
The case was originally filed on January 3, 2018, in the United States District Court for the District of Delaware against the Company and certain of our officers on behalf of all persons who purchased or otherwise acquired our stock between June 29, 2016 and April 3, 2017. On February 20, 2018, a different shareholder filed a second class action complaint in the same venue against the same parties on behalf of all persons who purchased or otherwise acquired our stock between October 15, 2015 and April 3, 2017. The cases were transferred on April 30, 2018, to the United States District Court for the Northern District of Georgia and subsequently were consolidated as In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.). On October 5, 2018, the court-appointed lead plaintiff filed a consolidated amended class action complaint (the “Consolidated Complaint”), which supersedes the initial complaints. The Consolidated Complaint is brought on behalf of all persons who purchased our common stock between October 7, 2015 and April 3, 2017 and alleges that we and certain of our former officers/executives violated the federal securities laws by making false or misleading statements and/or omitting to disclose material adverse facts that (i) concealed known trends negatively impacting sales of our products and (ii) overstated our ability to achieve profitable sales growth. The plaintiffs seek unspecified monetary damages, costs, and attorneys’ fees. We dispute the allegations in the complaints. We filed a motion to dismiss the Consolidated Complaint. On August 12, 2019, the court entered an order granting our motion to dismiss in part and dismissing all claims based on 42 of the 47 statements challenged in the Consolidated Complaint but also denying the motion in part and allowing claims based on five challenged statements to proceed to discovery. The Eleventh Circuit Court of Appeals granted the Company permission to file an interlocutory appeal of the District Court’s class certification order, and the briefing of that appeal has been completed. On October 7, 2021, the Eleventh Circuit Court of Appeals entered an order holding the appeal from the class certification order in abeyance pending a decision from the District Court concerning approval of the proposed settlement.
Shareholder Derivative Complaint
On October 1, 2021, certain alleged shareholders of the Company filed a putative derivative complaint in the United States District Court for the Northern District of Georgia asserting claims against three of the individuals named as defendants in the above securities action for breach of fiduciary duty and certain other claims arising out of the alleged facts and circumstances upon which the claims in the above securities class action are based (the “Derivative Complaint”). The Company is named as a nominal defendant, and the plaintiffs seek on behalf of the Company unspecified damages from the individual defendants and other relief. Prior to filing the Derivative Complaint, the derivative plaintiffs sent letters to the Company’s Board of Directors (the “Board”) demanding that the Company investigate and pursue substantially the same claims against the individual defendants that are asserted in the Derivative Complaint. The Company’s Board formed a demand evaluation committee consisting of independent directors to investigate these matters and make a recommendation to the Board regarding the best interests of the Company in connection therewith. The committee’s work is ongoing.
Estimating an amount or range of possible losses or gains resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key evidential and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or gains or a range of possible losses or gains resulting from the matters described above.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Beginning balance	$16.1	$11.5	$27.3
Warranty and recall costs	32.3	32.0	18.7
Payments and other deductions	(28.4)	(27.5)	(19.7)
Acquired warranty and recall liabilities	0.3	0.1	—
ASC 606 adjustments (1)	—	—	(14.8)
Ending balance	$20.3	$16.1	$11.5
______________________________
(1) Certain service-type warranties accounted for as contingent liabilities prior to the adoption of ASC 606 (defined below) are now reflected as contract liabilities effective September 1, 2018.
Note 9 — Segment Information
During the third quarter of fiscal 2021, we completed a realignment of our operations and structure to better support our business strategy. As a result, beginning in the third quarter of fiscal 2021, we now report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently evaluates operating results, assesses performance, and allocates resources within the Company. We have recast historical information to conform to the current segment structure.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, we do not allocate net interest expense, miscellaneous expense, special charges, or assets to our segments. Accordingly, this information is not used by the chief operating decision maker to make operating decisions and assess performance and is therefore excluded from our disclosures.
The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Year Ended August 31, 2021:
Net sales	$3,287.3	$190.0	$—	$(16.3)	$3,461.0
Operating profit (loss)	476.2	9.9	(58.5)	—	427.6
Depreciation and amortization	84.3	14.7	1.1	—	100.1

Year Ended August 31, 2020:
Net sales	$3,180.9	$157.0	$—	$(11.6)	$3,326.3
Operating profit (loss)	425.8	(3.9)	(68.0)	—	353.9
Depreciation and amortization	83.7	16.3	1.1	—	101.1

Year Ended August 31, 2019:
Net sales	$3,548.4	$137.5	$—	$(13.2)	$3,672.7
Operating profit (loss)	510.2	(18.1)	(29.2)	—	462.9
Depreciation and amortization	72.6	14.6	1.1	—	88.3
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Year Ended August 31,
	2021	2020	2019
Operating profit - ABL	$476.2	$425.8	$510.2
Operating profit (loss) - ISG	9.9	(3.9)	(18.1)
Unallocated corporate amounts	(58.5)	(68.0)	(29.2)
Operating profit	427.6	353.9	462.9
Interest expense, net	23.2	23.3	33.3
Miscellaneous expense, net	8.2	5.9	4.7
Income before income taxes	$396.2	$324.7	$424.9

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services and is recognized net of rebates, sales incentives, product returns, and discounts to customers. We allocate the expected consideration to be collected to each distinct performance obligation identified in a sale based on its standalone selling price. Sales and use taxes collected on behalf of governmental authorities are excluded from revenues.
Payment is generally due and received within 60 days from the point of sale or prior to the transfer of control of certain goods and services. No payment terms extend beyond one year, and we apply the practical expedient within ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”) to conclude that no significant financing terms exist within our contracts with customers. Allowances for cash discounts to customers are estimated using the expected value method based on historical experience and are recorded as a reduction to sales.
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
Refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $28.1 million and $31.0 million as of August 31, 2021 and August 31, 2020, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $6.4 million and $10.3 million as of August 31, 2021 and 2020, respectively.
We also maintain one-time and ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $33.9 million and $27.7 million as of August 31, 2021 and 2020, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions, are generally short-term in nature and are expensed as incurred.
Nature of Goods and Services
Products
Substantially all of the revenues for the periods presented were generated from short-term contracts with our customers to deliver only tangible goods such as luminaires, lighting controls, and controls for various building systems. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred and revenue is recognized at the time of shipment. For sales designated free on board destination, customers take control and revenue is recognized when a product is delivered to the customer’s delivery site.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Professional Services
We collect fees associated with training, installation, and technical support services, primarily related to the set up of our lighting and building technology solutions. We recognize revenue for these one-time services at the time the service is performed. We also sell certain service-type warranties that extend coverages for products beyond their base warranties. We account for service-type warranties as distinct performance obligations and recognize revenue for these contracts ratably over the life of the additional warranty period. We allocate transaction price to our service-type warranties largely based on expectations of cost plus margin based on our estimate of future claims. These estimates are subject to a higher level of estimation uncertainty than other estimates, as we have less experience in costs in the extended warranty period. Claims related to service-type warranties are expensed as incurred.
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
Contracts with Multiple Performance Obligations
A small portion of our revenue was derived from the combination of any or all of our products, professional services, and software licenses. Significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally determined using a cost plus margin valuation when no observable input is available. The amount of consideration allocated to each performance obligation is recognized as revenue in accordance with the timing for products, professional services, and software as described above.
Contract Balances
Our rights related to collections from customers are unconditional and are reflected within Accounts receivable on the Consolidated Balance Sheets. We do not have any other significant contract assets. Contract liabilities arise when we receive cash or an unconditional right to collect cash prior to the transfer of control of goods or services.
The amount of transaction price from contracts with customers allocated to our contract liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2021	2020
Current deferred revenues	$7.7	$5.4
Non-current deferred revenues	56.7	53.6
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2021 approximated the current deferred revenue balance at August 31, 2020.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2021 and consist primarily of orders for physical goods that have not yet been shipped.
Disaggregated Revenues
Our ABL segment's lighting and lighting controls are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. ISG sells predominantly to system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
ABL:
Independent sales network	$2,400.5	$2,284.3	$2,397.6
Direct sales network	358.1	329.0	383.3
Retail sales	181.5	218.3	273.0
Corporate accounts	168.7	191.8	312.8
Other	178.5	157.5	181.7
Total ABL	3,287.3	3,180.9	3,548.4
ISG	190.0	157.0	137.5
Eliminations	(16.3)	(11.6)	(13.2)
Total	$3,461.0	$3,326.3	$3,672.7
Note 11 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2018, our stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, resulted in an aggregate of 2.7 million of shares authorized for issuance pursuant to the Stock Incentive Plan. The Compensation Committee of the Board of Directors (the “Compensation Committee") is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Stock Incentive Plan, including those previously issued and outstanding prior to the amendment, were approximately 0.3 million, 0.7 million, and 1.4 million at August 31, 2021, 2020, and 2019, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
Restricted stock awards, performance stock awards, and director stock units representing certain deferrals into the Director Deferred Compensation Plan are valued based on the fair value of our common stock on the grant date. We review the values of our performance awards on a frequent and recurring basis and adjust those values based on the probability that the related performance metric will be satisfied. We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards that only have a service requirement, and we utilize the Monte Carlo simulation model to determine grant date fair value estimates of stock options also subject to a market condition.
Effective for certain restricted stock and performance stock grants awarded in fiscal 2020, the Compensation Committee reinstated a policy that provides for the continued vesting of stock awards following retirement for all eligible participants who have attained age 60 and have at least ten years of service with the Company. We deem the requisite service period for these awards for a participant to be the shorter of either the award's stated vesting period or the time from grant until the participant satisfies the age and service criteria. The Compensation Committee discontinued this policy effective for restricted stock and performance stock grants awarded in October 2020 and thereafter.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for performance stock unit grants awarded in fiscal 2021, the Compensation Committee approved an amendment to replace the retirement provision that states if a person who receives a performance stock unit award has five years of service, a portion of the award becomes non-forfeitable on each anniversary date of the grant.
We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. In certain circumstances, such as when a performance award is subject to graded vesting, we apply the accelerated attribution method to recognize compensation cost related to our share-based payment awards.
Compensation expense recognized related to the awards under the current and prior equity incentive plans during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2021	2020	2019
Restricted stock awards and units	$15.1	$24.6	$25.1
Stock options	9.2	4.9	2.7
Performance stock units	6.8	7.3	—
Director stock units	1.4	1.4	1.4
Total share-based payment expense	$32.5	$38.2	$29.2
Restricted Stock
As of August 31, 2021, we had approximately 0.4 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan, including restricted stock units. The grants vest primarily over a four-year period and are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2018	0.4	$186.63
Granted	0.2	$120.73
Vested	(0.2)	$184.60
Forfeited*	—	$159.88
Outstanding at August 31, 2019	0.4	$156.32
Granted	0.2	$122.10
Vested	(0.1)	$171.92
Forfeited	(0.1)	$135.43
Outstanding at August 31, 2020	0.4	$134.68
Granted	0.2	$108.79
Vested	(0.1)	$150.44
Forfeited	(0.1)	$116.33
Outstanding at August 31, 2021	0.4	$116.77
___________________________
* Represents amounts of less than 0.1 million.
As of August 31, 2021, there was $28.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock vested during the years ended August 31, 2021, 2020, and 2019 was approximately $19.5 million, $22.8 million, and $26.9 million, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
As of August 31, 2021, we had approximately 1.2 million options outstanding to officers and other key employees under the Stock Incentive Plan. Of these options, 0.8 million vest and become exercisable over a three-year period (the "Service Options"). The remaining 0.4 million vest and become exercisable over a four-year period and are also subject to a market condition (the "Market Options"). Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
The fair value of each Service Option was estimated on the date of grant using the Black-Scholes model, and the fair value of each Market Option was estimated on the date of grant using the Monte Carlo simulation model. The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant for the Service Options and equal to the contractual term for the Market Options. We used historical exercise behavior data of similar employee groups to determine the expected life of the Service Options. The expected life of the Market Options is based on projected exercise dates resulting from the Monte Carlo simulation for each award tranche. All inputs noted above are estimates made at the time of grant. All inputs into the Black-Scholes model and the Monte Carlo simulation are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.
The following weighted average assumptions were used to estimate the fair value of the stock options granted in the fiscal years presented:

	Market Options		Service Options
	2021	2020	2020	2019
Dividend yield	0.5%	0.4%	0.4%	0.4%
Expected volatility	36.5%	33.7%	33.7%	32.8%
Risk-free interest rate	0.7%	1.5%	1.3%	3.0%
Expected life of options	8 years	7 years	5 years	4 years
Weighted-average fair value of options	$40.45	$44.74	$34.22	$34.06
There were no Market Options granted in fiscal 2019. There were no Service Options granted during the fiscal year ended August 31, 2021.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2018	0.3		$154.69	0.2		$134.13
Granted	0.1	*	$116.40
Outstanding at August 31, 2019	0.4		$146.70	0.3		$147.51
Granted	0.5		$121.87
Exercised	—	*	$116.36
Outstanding at August 31, 2020	0.9		$133.19	0.4		$151.07
Granted	0.3		$108.96
Exercised	—	*	$108.58
Outstanding at August 31, 2021	1.2		$127.98	0.5		$142.36
Range of option exercise prices:
$40.01 - $100.00 (average life - 1.1 years)	0.1		$62.54	0.1		$62.54
$100.01 - $160.00 (average life - 7.9 years)	1.0		$119.18	0.3		$125.13
$160.01 - $210.00 (average life - 4.2 years)	0.1		$207.80	0.1		$207.80
$210.01 - $239.76 (average life - 5.1 years)	—	*	$239.76	0.1	*	$239.76
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised was $1.2 million during the year ended August 31, 2021 and de minimis during the year ended August 31, 2020. There were no options exercised during fiscal 2019. As of August 31, 2021, the total intrinsic value of options outstanding was $70.9 million, the total intrinsic value of options expected to vest was $42.8 million, and the total intrinsic value of options exercisable was $27.4 million. As of August 31, 2021, there was $17.0 million of total unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
Performance Stock Units
Beginning in fiscal 2020, the Board approved grants of performance stock units to certain executives and key employees. These grants vest primarily over a three-year period and are valued at the closing stock price at the date of grant. The actual number of performance stock units earned for these awards will be determined at the end of the related performance period based on the level of achievement of established performance thresholds. We recognize compensation expense for these grants proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. For performance stock units subject to graded vesting, we apply the accelerated attribution method for expense recognition. As of August 31, 2021, we had approximately 0.1 million performance stock units outstanding.
As of August 31, 2021 there was $3.8 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Employee Deferred Stock Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as stock units. The stock units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2021, approximately 7,000 fully vested stock units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these stock units during fiscal years 2021, 2020, and 2019.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director Deferred Stock Units
Total shares available for issuance under the Director Plan were approximately 0.3 million, 0.3 million, and 0.4 million at August 31, 2021, 2020, and 2019, respectively. As of August 31, 2021, approximately 0.1 million stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2021. Employees may participate at their discretion.
Note 12 — Pension and Defined Contribution Plans
Company-sponsored Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We historically have made at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in equity and fixed income securities. Current period net actuarial gains in our projected benefit obligation primarily reflect an increase in the discount rate from our prior year valuation, partially offset by settlement losses during the year ended August 31, 2021.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S.-based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$249.6	$239.2	$49.2	$44.6
Service cost	4.6	4.3	0.3	0.3
Interest cost	5.3	6.4	0.9	0.9
Actuarial (gains) losses	(5.2)	8.5	1.7	0.7
Benefits paid	(29.6)	(8.8)	(1.3)	(1.4)
Other	—	—	1.8	4.1
Benefit obligation at end of year	224.7	249.6	52.6	49.2
Change in plan assets:
Fair value of plan assets at beginning of year	167.1	151.5	35.1	30.7
Actual return on plan assets	21.7	19.0	5.3	1.9
Employer contributions	23.4	5.4	2.1	0.8
Benefits paid	(29.6)	(8.8)	(1.3)	(1.4)
Other	—	—	1.0	3.1
Fair value of plan assets at end of year	182.6	167.1	42.2	35.1
Funded status at the end of year	$(42.1)	$(82.5)	$(10.4)	$(14.1)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$13.0	$—	$—	$—
Current liabilities	(5.2)	(5.0)	(0.1)	—
Non-current liabilities	(49.9)	(77.5)	(10.3)	(14.1)
Net amount recognized in consolidated balance sheets	$(42.1)	$(82.5)	$(10.4)	$(14.1)
Accumulated benefit obligation	$223.8	$249.1	$51.7	$49.2
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(5.6)	$(8.4)	$(0.1)	$—
Net actuarial loss	(55.2)	(79.2)	(11.3)	(13.5)
Amounts in accumulated other comprehensive loss	$(60.8)	$(87.6)	$(11.4)	$(13.5)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$81.7	$249.6	$52.6	$49.2
Accumulated benefit obligation	80.8	249.1	51.7	49.2
Plan assets	26.6	167.1	42.2	35.1
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$143.0	$—	$—	$—
Accumulated benefit obligation	143.0	—	—	—
Plan assets	156.0	—	—	—

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the function of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. We utilize a corridor approach to amortize cumulative unrecognized actuarial gains or losses over either the average expected future service of active participants or average life expectancy of plan participants based on each plan’s composition. The corridor is determined as the greater of the excess of 10% of plan assets or the projected benefit obligation at each valuation date. Amounts related to prior service cost are amortized over the average remaining expected future service period for active participants in each plan.
Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2021	2020	2019	2021	2020	2019
Service cost	$4.6	$4.3	$2.9	$0.3	$0.3	$0.2
Interest cost	5.3	6.4	7.7	0.9	0.9	1.3
Expected return on plan assets	(11.0)	(10.4)	(10.5)	(2.3)	(2.0)	(1.9)
Amortization of prior service cost	2.9	4.0	3.5	—	—	—
Settlement	3.9	—	0.4	—	—	—
Recognized actuarial loss	4.1	4.2	2.7	1.4	1.4	1.4
Net periodic pension cost	$9.8	$8.5	$6.7	$0.3	$0.6	$1.0
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2021	2020	2021	2020
Discount rate	2.4%	2.2%	1.9%	1.9%
Rate of compensation increase	5.0%	5.0%	3.4%	3.0%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.2%	2.8%	3.9%	1.9%	2.0%	2.9%
Expected return on plan assets	6.8%	7.0%	7.3%	6.5%	6.5%	6.5%
Rate of compensation increase	5.0%	5.0%	5.5%	3.4%	3.0%	3.1%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $0.9 million for the domestic plans and $0.6 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.7 million and $0.4 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality debt and equity securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2021, the U.S. targeted asset allocation was 40% equity securities, 55% fixed income

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities, and 5% real estate securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. At August 31, 2021, the international asset target allocation approximated 16% equity securities, 20% fixed income securities, and 64% multi-strategy investments.
Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2021	2020	2021	2020
Equity securities	41.2%	58.2%	16.1%	76.9%
Fixed income securities	54.3%	37.3%	20.1%	13.7%
Multi-strategy investments	—%	—%	63.8%	9.4%
Real estate	4.5%	4.5%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
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
Collective Trust
The collective trust seeks to outperform the overall small-cap stock market and is comprised of small-cap equity securities with quoted prices in active markets for identical investments. The value of this fund is calculated on each business day based on its daily net asset value; however, the collective trust is not deemed to be actively traded (Level 2).
Fixed Income Investments
The fixed income fund seeks to maximize total return by investing primarily in a diversified portfolio of intermediate and long-term debt securities and is valued using the NAV of units of a management investment company’s trust. The NAV, as provided by the fund's trustee, is used as a practical expedient to estimate fair value. As such, these funds are excluded from the fair value hierarchy. The NAV is based on the fair value of the underlying investments held by the fund less the fund's liabilities.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$38.9	$38.9	$—	$—
Foreign equity fund	23.1	23.1	—	—
Collective trust: Domestic small cap equities	13.3	—	13.3	—
Short-term fixed income investments	6.9	6.9	—	—
Total assets in the fair value hierarchy	82.2
Assets calculated at net asset value:
Fixed-income investments	92.3
Real estate fund	8.1
Total assets at net asset value	100.4
Total assets at fair value	$182.6

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$55.6	$55.6	$—	$—
Foreign equity fund	26.0	26.0	—	—
Collective trust: Domestic small cap equities	15.7	—	15.7	—
Short-term fixed income investments	5.2	5.2	—	—
Total assets in the fair value hierarchy	102.5
Assets calculated at net asset value:
Fixed-income investments	57.0
Real estate fund	7.6
Total assets at net asset value	64.6
Total assets at fair value	$167.1

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Plan Investments
The international plans' assets consist primarily of funds invested in equity securities, multi-strategy investments, and fixed income investments. These securities are calculated using the values of the underlying holdings (i.e. significant observable inputs) but do not have quoted prices in active markets (Level 2). The short-term fixed income investments represents cash and cash equivalents held by the funds at fiscal year end (Level 1). The following tables present the fair value of the international pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$6.8	$—	$6.8	$—
Short-term fixed income investments	1.0	1.0	—	—
Multi-strategy investments	26.9	—	26.9	—
Fixed-income investments	7.5	—	7.5	—
Total assets at fair value	$42.2

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$27.0	$—	$27.0	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	3.3	—	3.3	—
Fixed-income investments	4.5	—	4.5	—
Total assets at fair value	$35.1
We do not expect to contribute to the domestic qualified plans in fiscal 2022 based on the funded status of the plans as well as current legal minimum funding requirements. We expect to contribute approximately $1.5 million during fiscal 2022 to our international defined benefit plans. These amounts are based on the total contributions required during fiscal 2022 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2022	$13.2	$1.2
2023	11.9	1.3
2024	12.0	1.3
2025	12.9	1.4
2026	14.8	1.4
2027-2031	65.0	8.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-employer Pension Plans
We contribute to two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be shared by the remaining participating employers.
•If a participating employer chooses to stop participating in some of its multi-employer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our contributions to these plans were $0.6 million for the years ended August 31, 2021 and 2020, and $0.5 million for the year ended August 31, 2019.
Defined Contribution Plans
We have defined contribution plans to which both employees and we make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $8.4 million, $8.2 million, and $8.1 million for the years ended August 31, 2021, 2020, and 2019, respectively. At August 31, 2021, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $8.9 million, which represented approximately 1.8% of the total fair market value of the assets in our domestic defined contribution plans.
Note 13 — Special Charges
During the year ended August 31, 2021, we recognized pre-tax special charges of $3.3 million. These charges consisted primarily of charges for relocation costs and adjustments related to severance costs associated with the previously announced transfer of activities from planned facility closures as well as other streamlining activities.
The details of the special charges during the periods presented are summarized as follows (in millions):

	Year Ended August 31,
	2021	2020	2019
Severance and employee-related costs	$1.7	$9.3	$(0.5)
ROU lease asset impairment charges	—	7.4	—
Relocation and other restructuring costs	1.6	3.3	2.3
Total special charges	$3.3	$20.0	$1.8
As of August 31, 2021, remaining accruals were $1.7 million and are included in Accrued compensation in the Consolidated Balance Sheets. The changes in the accruals related to these programs during the period presented are summarized as follows (in millions):

Year Ended
August 31, 2021
Balance as of August 31, 2020	$3.0
Severance costs	1.7
Relocation and other restructuring costs	1.6
Payments made during the period	(4.6)
Balance as of August 31, 2021	$1.7

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2018	53.7		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Balance at August 31, 2019	53.8		0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2020	53.9		0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2021	54.0		$0.5
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2021 and 2020, we had 18.8 million and 15.0 million of repurchased shares recorded as treasury stock at an original repurchase cost of $1.66 billion and $1.23 billion, respectively.
During fiscal 2021, we repurchased 3.8 million shares of our outstanding common stock. As of August 31, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible capital allocation priorities.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2021 or 2020, and no shares of preferred stock are outstanding.
Earnings per Share
Basic earnings per share for the periods presented is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for these periods. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred. The dilutive effects of share-based payment awards subject to market and/or performance conditions that were not met during the period are excluded from the computation of diluted earnings per share.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2021	2020	2019
Net income	$306.3	$248.3	$330.4
Basic weighted average shares outstanding	36.3	39.5	39.7
Common stock equivalents	0.3	0.1	0.1
Diluted weighted average shares outstanding	36.6	39.6	39.8
Basic earnings per share	$8.44	$6.29	$8.32
Diluted earnings per share	$8.38	$6.27	$8.29
The following table presents stock options, restricted stock awards, and performance stock units that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Year Ended August 31,
	2021		2020		2019
Stock options	0.8		0.6		0.3
Restricted stock awards	—	*	0.2		0.2
Performance stock units	—		—	*	—
_______________________
* Represents shares of less than 0.1 million.
Note 15 — Income Taxes
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
The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Provision for current federal taxes	$65.4	$54.6	$60.3
Provision for current state taxes	12.8	12.5	14.7
Provision for current foreign taxes	14.4	16.0	10.2
(Benefit) provision for deferred taxes	(2.7)	(6.7)	9.3
Total provision for income taxes	$89.9	$76.4	$94.5

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Federal income tax computed at statutory rate	$83.2	$68.2	$89.2
State income tax, net of federal income tax benefit	10.7	9.7	12.2
Foreign permanent differences and rate differential	2.4	2.4	2.1
Discrete income tax benefits of the U.S. Tax Cuts and Jobs Act	—	—	(2.2)
Research and development tax credits	(7.6)	(7.1)	(18.1)
Unrecognized tax benefits	0.7	1.8	12.2
Other, net	0.5	1.4	(0.9)
Total provision for income taxes	$89.9	$76.4	$94.5
Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2021	2020
Deferred income tax liabilities:
Depreciation	$(19.0)	$(23.3)
Goodwill and intangibles	(155.2)	(153.1)
Operating lease right of use asset	(14.3)	(15.6)
Other liabilities	(8.2)	(5.3)
Total deferred income tax liabilities	(196.7)	(197.3)
Deferred income tax assets:
Self-insurance	1.8	2.1
Pension	9.9	22.2
Deferred compensation	21.3	22.2
Net operating losses	5.4	5.6
Other accruals not yet deductible	41.3	32.0
Operating lease liabilities	15.4	18.2
Other assets	12.0	9.3
Total deferred income tax assets	107.1	111.6
Valuation allowance	(9.5)	(6.5)
Net deferred income tax liabilities	$(99.1)	$(92.2)
As of August 31, 2021, the estimated undistributed earnings from foreign subsidiaries was $165.1 million. We have recorded a deferred income tax liability of $3.3 million for certain foreign withholding taxes and U.S. state taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2021, we had state tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2022. At August 31, 2021, we had federal net operating loss carryforwards of $28.7 million that expire beginning in 2029, state net operating loss carryforwards of $30.1 million that began expiring in 2022, and foreign net operating loss carryforwards of $3.4 million that expire beginning in 2026.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross amount of unrecognized tax benefits as of August 31, 2021 and 2020 totaled $17.7 million and $17.2 million, respectively, which includes $17.1 million and $16.7 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2015 or for foreign income tax examinations before 2014. We do not anticipate unrecognized tax benefits will significantly increase or decrease within the next twelve months.
The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Unrecognized tax benefits balance at beginning of year	$17.2	$16.6	$4.4
Additions based on tax positions related to the current year	5.2	2.3	2.0
Additions for tax positions of prior years	0.1	—	10.9
Reductions for tax positions of prior years	(0.1)	(0.4)	—
Reductions due to settlements	(4.6)	(1.2)	—
Reductions due to lapse of statute of limitations	(0.1)	(0.1)	(0.7)
Unrecognized tax benefits balance at end of year	$17.7	$17.2	$16.6
Total accrued interest was $2.0 million, $1.7 million, and $1.0 million as of August 31, 2021, 2020, and 2019, respectively. There were no accruals related to income tax penalties during fiscal 2021. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. The classification of interest and penalties did not change during the current fiscal year. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, and building technology solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2021, 2020, and 2019. Our geographic distribution of net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2021	2020	2019
Net sales(1):
Domestic(2)	$2,982.4	$2,925.0	$3,277.4
International	478.6	401.3	395.3
Total	$3,461.0	$3,326.3	$3,672.7
Operating profit:
Domestic(2)	$369.9	$300.6	$419.3
International	57.7	53.3	43.6
Total	$427.6	$353.9	$462.9
Income before income taxes:
Domestic(2)	$343.7	$274.2	$386.4
International	52.5	50.5	38.5
Total	$396.2	$324.7	$424.9
Long-lived assets(3):
Domestic(2)	$284.4	$298.6	$246.9
International	76.6	64.8	48.1
Total	$361.0	$363.4	$295.0
_______________________________________
(1)Net sales are attributed to each country based on the selling location.
(2)Domestic amounts include amounts for U.S. based operations.
(3)Long-lived assets include net property, plant, and equipment, operating lease right-of-use assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.Controls and Procedures
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2021. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the year ended August 31, 2021, we completed our acquisitions of Rockpile Ventures and ams OSRAM's North American Digital Systems business (“OSRAM DS”), collectively the (“2021 Acquisitions”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed the 2021 Acquisitions' internal control over financial reporting as of August 31, 2021. Excluding the acquisitions, there have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began integrating the 2021 Acquisitions into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting.
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2021 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
Item 9b.Other Information
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11.Executive Compensation
The information required by this item will be included under the captions Compensation of Directors, Director Information, Board and Committees, Compensation Committee Interlocks and Insider Participation, Report of the Compensation and Management Development Committee, Compensation Discussion and Analysis, Fiscal 2021 Summary Compensation Table, Fiscal 2021 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2021 Year-End, Option Exercises and Stock Vested in Fiscal 2021, Pension Benefits in Fiscal 2021, CEO Pay Ratio, Fiscal 2021 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions Beneficial Ownership of the Company’s Securities and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption Certain Relationships and Related Party Transactions of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information required by this item will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 5, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	32
	Reports of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets as of August 31, 2021 and 2020	37
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2021, 2020, and 2019	38
	Consolidated Statements of Cash Flows for the years ended August 31, 2021, 2020, and 2019	39
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2021, 2020, and 2019	40
	Notes to Consolidated Financial Statements	41
(2)	Financial Statement Schedules:
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(e) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Description of Securities.	Filed with the Commission as part of this Form 10-K.
	(c)	Indenture, dated as of November 10, 2020, between Acuity Brands Lighting, Inc. and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(d)	First Supplemental Indenture, dated as of November 10, 2020, among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding, LLC, and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
(e)
Officer’s Certificate, dated as of November 10, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated November 10, 2020, setting forth the terms of the 2.150% Senior Notes due 2030. the 2.150% Senior Notes due 2030.
Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(f)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on July 3, 2018, which is incorporated herein by reference.
	(2)	Amendment No. 1 dated as of April 22, 2019 to Five-Year Credit Agreement dated June 29, 2018.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the Commission on April 24, 2019, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(2)	Amendment No. 1 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plan, dated December 20, 2001.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on January 14, 2002, which is incorporated herein by reference.
(3)	Amendment No. 1 to Stock Option Agreement for Nonemployee Director dated October 25, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on October 27, 2006, which is incorporated herein by reference.
(4)	Amendment No. 2 to Acuity Brands, Inc. 2001 Non-employee Directors’ Stock Option Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 4, 2007, which is incorporated herein by reference.
(5)	Amendment No. 3 to Acuity Brands, Inc. 2001 Nonemployee Directors’ Stock Option Plans.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(6)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
(8)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(9)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(10)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(11)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(12)	Amended and Restated Acuity Brands, Inc., 2005 Supplemental Deferred Savings Plan, effective as of January 1, 2010.	Reference is made to Exhibit 10 (c) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(13)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(14)	First Amendment to the Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan	Filed with the Commission as part of this Form 10-K.
(15)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(16)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.

(17)	Amended and Restated Acuity Brands Inc. 2011 Nonemployee Director Deferred Compensation Plan, effective as of December 1, 2012.	Reference is made to Exhibit 10(iii)A(68) of the registrant's Form 10-K as filed with the Commission on October 26, 2012, which is incorporated herein by reference.
(18)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(19)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(20)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(21)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(22)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(23)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(24)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(25)	Form of Acuity Brands, Inc., Letter regarding Bonuses.	Reference is made to Exhibit 10.25 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(26)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, Effective As of January 1, 2003, As Amended and Restated Effective As of June 26, 2015.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 1, 2015, which is incorporated by reference.
(27)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(28)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(29)	Unforeseeable Emergency Distribution Amendment to the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan dated July 12, 2018.	Reference is made to Exhibit 10(iii)A(24) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(30)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(31)	Letter Agreement relating to Supplemental Executive Retirement Plan between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(4) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.

(32)	Employment Letter between Acuity Brands, Inc. and Vernon J. Nagel, dated June 29, 2004.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(33)	Amended and Restated Severance Agreement, entered into as of January 20, 2004, by and between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(2) of the registrant’s Form 10-Q as filed with the Commission on July 6, 2004, which is incorporated by reference.
(34)	Amendment dated April 21, 2006 to the Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 99.3 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(35)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 4, 2007, which is incorporated herein by reference.
(36)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(78) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(37)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement, between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(38)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(39)	Premium-Priced Nonqualified Stock Option Agreement for Executive Officers between Acuity Brands, Inc. and Vernon J. Nagel.	Reference is made to Exhibit 10(III)A(5) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.
(40)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(41)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(42)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(43)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(44)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(45)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(3) of the registrant’s Form 10-Q filed with the Commission on January 6, 2005 incorporated by reference.
(46)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10(III)A(4) of the registrant’s Form 10-Q as filed with the Commission on January 6, 2005, which is incorporated by reference.

(47)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(48)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(49)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(50)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(51)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(52)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(53)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(54)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(55)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(56)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(57)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(58)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(59)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(60)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(61)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.

(62)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(63)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(64)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on December 2, 2005, which is incorporated herein by reference.
(65)	Amended and Restated Acuity Brands, Inc. Long-Term Incentive Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 16, 2007, which is incorporated herein by reference.
(66)	Acuity Brands, Inc. Long-Term Incentive Plan Fiscal Year 2008 Plan Rules for Executive Officers.	Reference is made to Exhibit 99.1 of the registrant’s Form 8-K as filed with the Commission on January 4, 2008, which is incorporated herein by reference.
(67)	Form of Nonqualified Stock Option Agreement for Key Employees effective October 24, 2008.	Reference is made to Exhibit 10 (i) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(68)	Form of Nonqualified Stock Option Agreement for Executive Officers of Acuity Brands, Inc. effective October 24, 2008.	Reference is made to Exhibit 10 (j) of registrant’s Form 10-Q as filed with the Commission on April 8, 2009, which is incorporated herein by reference.
(69)	Amended and Restated Change in Control Agreement.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(70)	Employment Letter between Acuity Brands, Inc. and Laurent J. Vernerey dated September 6, 2017.	Reference is made to Exhibit 10(iii)A(61) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(71)	Severance Agreement by and between Acuity Brands, Inc. and Laurent J. Vernerey dated January 5, 2018.	Reference is made to Exhibit 10(iii)A(62) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(72)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(73)	Change in Control Agreement dated January 5, 2018 by and between Acuity Brands, Inc. and Laurent J. Vernerey.	Reference is made to Exhibit 10(iii)A(63) of the registrant’s Form 10-K as filed with the Commission on October 25, 2018, which is incorporated herein by reference.
(74)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(75)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(76)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.

(77)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(78)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(79)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(80)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Filed with the Commission as part of this Form 10-K.
(81)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(82)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(83)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Filed with the Commission as part of this Form 10-K.
(84)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(85)	Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit A of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(86)	Acuity Brands, Inc. 2012 Management Cash Incentive Plan.	Reference is made to Exhibit B of the registrant’s Proxy Statement as filed with the Commission on November 19, 2012, which is incorporated herein by reference.
(87)	Form of Stock Notification and Award Agreement for restricted stock, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 29, 2013, which is incorporated herein by reference.
(88)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(89)	Form of Stock Notification and Award Agreement for restricted stock, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(65) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(90)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(91)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.

	(92)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(93)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
	(94)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(95)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
	(96)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Annex A of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
	(97)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
	(98)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(99)	Form of Restricted Stock Unit Notification and Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(2) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(100)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(101)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
	(102)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(103)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
	(104)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 27, 2021	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, President and Chief Executive Officer	October 27, 2021
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2021
Karen J. Holcom

	*	Director	October 27, 2021
W. Patrick Battle

	*	Director	October 27, 2021
Mark J. Sachleben

	*	Director	October 27, 2021
G. Douglas Dillard, Jr.

	*	Director	October 27, 2021
James H. Hance, Jr.

	*	Director	October 27, 2021
Maya Leibman

	*	Director	October 27, 2021
Laura G. O'Shaughnessy

	*	Director	October 27, 2021
Dominic J. Pileggi

	*	Director	October 27, 2021
Ray M. Robinson

	*	Director	October 27, 2021
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 27, 2021
Karen J. Holcom