Form 10-Q
period 2021-11-30
ACUITY BRANDS INC
filed 2022-01-07
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021.

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
Common stock — $0.01 par value — 35,018,213 shares as of January 3, 2022.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2021	August 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$504.0	$491.3
Accounts receivable, less reserve for doubtful accounts of $1.0 and $1.2, respectively	529.3	571.8
Inventories	439.7	398.7
Prepayments and other current assets	126.9	82.5
Total current assets	1,599.9	1,544.3
Property, plant, and equipment, net	261.0	269.1
Operating lease right-of-use assets	54.7	58.0
Goodwill	1,091.0	1,094.7
Intangible assets, net	561.8	573.2
Deferred income taxes	1.9	1.9
Other long-term assets	35.3	33.9
Total assets	$3,605.6	$3,575.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409.3	$391.5
Current operating lease liabilities	15.6	15.9
Accrued compensation	67.7	95.3
Other accrued liabilities	202.6	189.5
Total current liabilities	695.2	692.2
Long-term debt	494.5	494.3
Long-term operating lease liabilities	44.0	46.7
Accrued pension liabilities	52.8	60.2
Deferred income taxes	100.6	101.0
Other long-term liabilities	145.6	136.2
Total liabilities	1,532.7	1,530.6
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,180,355 and 54,018,978 issued, respectively	0.5	0.5
Paid-in capital	1,004.6	995.6
Retained earnings	2,893.2	2,810.3
Accumulated other comprehensive loss	(108.9)	(98.2)
Treasury stock, at cost, of 19,127,037 and 18,826,611 shares, respectively	(1,716.5)	(1,663.7)
Total stockholders’ equity	2,072.9	2,044.5
Total liabilities and stockholders’ equity	$3,605.6	$3,575.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2021	November 30, 2020
Net sales	$926.1	$792.0
Cost of products sold	540.3	459.6
Gross profit	385.8	332.4
Selling, distribution, and administrative expenses	270.7	246.0
Special charges	—	0.7
Operating profit	115.1	85.7
Other expense:
Interest expense, net	5.9	4.9
Miscellaneous expense, net	0.3	1.6
Total other expense	6.2	6.5
Income before income taxes	108.9	79.2
Income tax expense	21.3	19.6
Net income	$87.6	$59.6

Earnings per share:
Basic earnings per share	$2.50	$1.58
Basic weighted average number of shares outstanding	35.1	37.6
Diluted earnings per share	$2.46	$1.57
Diluted weighted average number of shares outstanding	35.5	37.8
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$87.6	$59.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.9)	4.6
Defined benefit plans, net of tax	1.2	1.6
Other comprehensive (loss) income items, net of tax	(10.7)	6.2
Comprehensive income	$76.9	$65.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net income	$87.6	$59.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24.3	25.0
Share-based payment expense	7.6	7.7
Asset impairment	—	4.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40.2	56.3
Inventories	(41.3)	4.1
Prepayments and other current assets	(47.7)	(20.3)
Accounts payable	17.7	(9.2)
Other	(4.7)	(3.3)
Net cash provided by operating activities	83.7	123.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(9.3)	(11.4)
Proceeds from sale of property, plant, and equipment	—	0.4
Other investing activities	0.3	(3.1)
Net cash used for investing activities	(9.0)	(14.1)
Cash flows from financing activities:
Issuance of long-term debt	—	493.9
Repayments of long-term debt	—	(395.1)
Repurchases of common stock	(56.3)	(255.2)
Proceeds from stock option exercises and other	8.6	0.3
Payments of taxes withheld on net settlement of equity awards	(6.7)	(3.0)
Dividends paid	(4.7)	(5.0)
Net cash used for financing activities	(59.1)	(164.1)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	0.6
Net change in cash and cash equivalents	12.7	(53.7)
Cash and cash equivalents at beginning of period	491.3	560.7
Cash and cash equivalents at end of period	$504.0	$507.0
Supplemental cash flow information:
Income taxes paid during the period	$28.3	$9.3
Interest paid during the period	$13.3	$15.1
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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's' portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Lumniaire LEDTM, Luminis®, Dark to Light®, and RELOC® Wiring Solutions.
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
ABL comprised approximately 95% of consolidated revenues during the three months ended November 30, 2021 and 2020.
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
ISG comprised approximately 5% of consolidated revenues during the three months ended November 30, 2021 and 2020.
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2021, our consolidated comprehensive income for the three months ended November 30, 2021 and 2020, and our consolidated cash flows for the three months ended November 30, 2021 and 2020. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2021 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
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
Reclassifications
We have recast prior period segment and disaggregated revenue information to conform to the current year presentation. See Segment Information footnote of the Notes to Consolidated Financial Statements for further details. No other material reclassifications occurred during the current period.
Note 3 — Acquisitions
The following discussion relates to fiscal 2021 acquisitions. There were no acquisitions during fiscal 2022.
Fiscal 2021 Acquisition
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
Accounting for Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. The aggregate purchase price of these acquisitions reflects preliminary goodwill of $10.0 million and definite-lived customer-based intangible assets of $6.1 million, which have a preliminary useful life of approximately 11 years. Goodwill recognized from these acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. As of November 30, 2021, goodwill from these

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

acquisitions totaling $6.9 million is expected to be tax deductible. Amounts recognized for these acquisitions are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, acquired interests in technology startups, tax-related items, final net working capital purchase adjustments, if any, and the residual impacts on the valuation of intangible assets.
Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2022
Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”)
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, or our fiscal 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-11 as of September 1, 2021 as required by the standard. This standard did not have a material effect on our financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
In October 2021, the FASB issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, or our fiscal 2024, with early adoption permitted. We are currently assessing the impacts of ASU 2021-08 to determine whether we will adopt early or in fiscal 2024. Amendments within the standard are required to be applied on a prospective basis from the date of adoption. We will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $504.0 million and $491.3 million as of November 30, 2021 and August 31, 2021, respectively.
We hold a small number of investments in equity and debt financial instruments totaling $8.8 million and $5.3 million as of November 30, 2021 and August 31, 2021, respectively. We generally account for these investments at fair value on a recurring basis. Changes in the fair values of these financial instruments during the three months ended November 30, 2021 and November 30, 2020 were de minimis.
Our strategic equity investments represent less than a 20% ownership interest in each of the privately-held entities, and we do not exercise significant influence or control any of the entities. Certain of these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for one of these investments as a recapitalization of the underlying company diluted our holding value. This impairment is reflected in Miscellaneous expense, net for the three months ended November 30, 2020 within our Consolidated Statements of Comprehensive Income.
Disclosures of Fair Value of Financial Instruments
Disclosures of fair value information about financial instruments, for which it is practicable to estimate that value, are required each reporting period in addition to any financial instruments carried at fair value on a recurring basis as prescribed by ASC Topic 825, Financial Instruments (“ASC 825”). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). The estimated fair value of our senior unsecured public notes was $488.9 million and $496.5 million as of November 30, 2021 and August 31, 2021, respectively. See Debt and Lines of Credit footnote for further details on our long-term borrowings.
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
Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead; are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value; and consist of the following as of the dates presented (in millions):

	November 30, 2021	August 31, 2021
Raw materials, supplies, and work in process (1)	$228.9	$209.5
Finished goods	251.5	227.2
Inventories excluding reserves	480.4	436.7
Less: Reserves	(40.7)	(38.0)
Total inventories	$439.7	$398.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	November 30, 2021	August 31, 2021
Land	$22.1	$22.4
Buildings and leasehold improvements	198.0	198.0
Machinery and equipment	626.1	624.9
Total property, plant, and equipment, at cost	846.2	845.3
Less: Accumulated depreciation and amortization	(585.2)	(576.2)
Property, plant, and equipment, net	$261.0	$269.1
As of November 30, 2021 and August 31, 2021, we classified as held for sale one building with a total carrying value of $6.6 million within Prepayments and other current assets on the Consolidated Balance Sheets. At each balance sheet date, we concluded the fair value less costs to sell exceeded the carrying value of each of these assets.
Note 8 — Goodwill and Intangible Assets
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
We recorded amortization expense for definite-lived intangible assets of $10.3 million and $10.1 million during the three months ended November 30, 2021 and 2020, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.2 million in fiscal 2022, $40.5 million in fiscal 2023, $40.0 million in fiscal 2024, $31.9 million in fiscal 2025, and $29.1 million in fiscal 2026.
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Foreign currency translation adjustments	(3.0)	(0.7)	(3.7)
Balance as of November 30, 2021	$1,019.2	$71.8	$1,091.0

	ABL	ISG	Total
Balance as of August 31, 2020	$1,012.6	$67.4	$1,080.0
Foreign currency translation adjustments	0.4	0.2	0.6
Balance as of November 30, 2020	$1,013.0	$67.6	$1,080.6
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	November 30, 2021	August 31, 2021
Customer incentive programs(1)	$40.4	$33.9
Refunds to customers(1)	26.3	28.1
Current deferred revenues(1)	8.9	7.7
Sales commissions	25.6	28.9
Freight costs	16.7	17.5
Warranty and recall costs(2)	16.3	16.8
Tax-related items(3)	5.7	11.7
Interest on long-term debt(4)	5.0	2.4
Other(5)	57.7	42.4
Total other current liabilities	$202.6	$189.4
____________________________________
(1)Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional information.
(2)Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
(3)Includes accruals for income, property, sales and use, and value added taxes.
(4)Refer to the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for additional information.
(5)Includes an accrual of $15.8 million as of November 30, 2021, related to the securities class action matter. Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the "Unsecured Notes"). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. We recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of November 30, 2021, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.5 million.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of November 30, 2021 or August 31, 2021. The Credit Agreement expires in June 2023, and we plan to enter into a new agreement prior to this expiration.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will phase out rates for the calculation of LIBOR. As a result of this change, certain LIBOR tenors and currencies were eliminated on December 31, 2021 with all other tenors and currencies of LIBOR anticipated to be eliminated on June 30, 2023.
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
We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2021. As of November 30, 2021, we had outstanding letters of credit totaling $4.1 million, primarily for securing collateral requirements under our casualty insurance programs. At November 30, 2021, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility.
Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets. Interest expense is partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended
	November 30, 2021	November 30, 2020
Interest expense	$6.2	$5.1
Interest income	(0.3)	(0.2)
Interest expense, net	$5.9	$4.9
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2021, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.

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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Three Months Ended
	November 30, 2021	November 30, 2020
Beginning balance	$20.3	$16.1
Warranty and recall costs	4.4	6.6
Payments and other deductions	(4.5)	(5.9)
Ending balance	$20.2	$16.8
Securities Class Action
On October 5, 2021, the parties to the shareholder class action litigation previously disclosed (and further described below) executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the District Court after notice to class members. On December 2, 2021, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement which attaches the settlement stipulation and exhibits thereto. If the settlement is approved, we expect that the agreed-upon settlement payment of $15.8 million will be funded entirely by applicable Directors and Officers liability insurance. As such, we do not anticipate a significant net loss or cash outflow as a result of the settlement of this matter. As of November 30, 2021, we reflected a liability for the settlement amount within Other current liabilities and a corresponding receivable for the offsetting insurance proceeds within Prepayments and other current assets on the Consolidated Balance Sheets.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

decision from the District Court concerning approval of the proposed settlement.
Shareholder Derivative Complaint
On October 1, 2021, certain alleged shareholders of the Company filed a putative derivative complaint in the United States District Court for the Northern District of Georgia asserting claims against three of the individuals named as defendants in the above securities action for breach of fiduciary duty and certain other claims arising out of the alleged facts and circumstances upon which the claims in the above securities class action are based (the “Derivative Complaint”). The Company is named as a nominal defendant, and the plaintiffs seek on behalf of the Company unspecified damages from the individual defendants and other relief. Prior to filing the Derivative Complaint, the derivative plaintiffs sent letters to the Company’s Board of Directors (the “Board”) demanding that the Company investigate and pursue substantially the same claims against the individual defendants that are asserted in the Derivative Complaint. The Company’s Board formed a demand evaluation committee consisting of independent directors to investigate these matters and make a recommendation to the Board regarding the best interests of the Company in connection therewith. The committee’s work is ongoing. On December 14, 2021, the Company filed a motion to stay the derivative action pending the conclusion of the related securities class action or, in the alternative, to dismiss the derivative action without prejudice as premature, given the demand evaluation committee’s ongoing work. Also on December 14, 2021, the individual defendants filed a motion to dismiss the Derivative Complaint for failure to adequately plead any claim for relief against them.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	$0.5	$1,004.6	$2,893.2	$(108.9)	$(1,716.5)	$2,072.9

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	$0.5	$968.6	$2,577.7	$(126.5)	$(1,483.3)	$1,937.0
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	November 30, 2021	August 31, 2021
Current deferred revenues	$8.9	$7.7
Non-current deferred revenues	55.9	56.7
Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

from the dates presented. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2021 totaled $3.1 million.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from November 30, 2021 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended
	November 30, 2021	November 30, 2020
ABL:
Independent sales network	$636.8	$559.5
Direct sales network	90.0	80.1
Retail sales	46.9	56.0
Corporate accounts	37.0	22.9
Other	72.9	35.1
Total ABL	883.6	753.6
ISG	46.4	40.8
Eliminations	(3.9)	(2.4)
Total	$926.1	$792.0
Note 14 — Share-based Payments
We account for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors over the related requisite service period, including stock options, performance stock units, and restricted stock (all part of our equity incentive plan), as well as stock units representing certain deferrals into our director deferred compensation plan or our supplemental deferred savings plan.
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2021	November 30, 2020
Share-based payment expense	$7.6	$7.7
We recognized excess tax benefits of $4.2 million related to share-based payment awards during the three months ended November 30, 2021.
Further details regarding our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 — Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We make at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in fixed income and equity securities.
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

	Three Months Ended
	November 30, 2021	November 30, 2020
Service cost	$1.2	$1.2
Interest cost	1.5	1.6
Expected return on plan assets	(3.4)	(3.3)
Amortization of prior service cost	0.7	0.7
Recognized actuarial loss	0.9	1.4
Net periodic pension cost	$0.9	$1.6
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, all unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred. Common stock equivalents are calculated using the treasury stock method. The dilutive effects of share-based payment awards subject to market and/or performance conditions that were not met during the period are excluded from the computation of diluted earnings per share.
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2021	November 30, 2020
Net income	$87.6	$59.6
Basic weighted average shares outstanding	35.1	37.6
Common stock equivalents	0.4	0.2
Diluted weighted average shares outstanding	35.5	37.8
Basic earnings per share	$2.50	$1.58
Diluted earnings per share	$2.46	$1.57

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended
	November 30, 2021		November 30, 2020
Stock options	0.1		1.1
Performance stock awards	—	*	—
Restricted stock awards	—	*	0.2
_______________________________________
* Represents shares of less than 0.1 million.
Further discussion of our share-based payment awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 17 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Comprehensive income includes our net income as well as other comprehensive income (loss) items. Other comprehensive income (loss) items include foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(11.9)	—	(11.9)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.2	1.2
Net current period other comprehensive (loss) income	(11.9)	1.2	(10.7)
Balance at November 30, 2021	$(52.1)	$(56.8)	$(108.9)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	4.6	—	4.6
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.6	1.6
Net current period other comprehensive income	4.6	1.6	6.2
Balance at November 30, 2020	$(48.9)	$(77.6)	$(126.5)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	November 30, 2021			November 30, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(11.9)	$—	$(11.9)	$4.6	$—	$4.6
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.2)	0.5	0.7	(0.2)	0.5
Actuarial losses	0.9	(0.2)	0.7	1.4	(0.3)	1.1
Total defined benefit pension plans, net	1.6	(0.4)	1.2	2.1	(0.5)	1.6
Other comprehensive (loss) income	$(10.3)	$(0.4)	$(10.7)	$6.7	$(0.5)	$6.2
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
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, we do not allocate net interest expense, net miscellaneous expense, special charges, or assets to our segments. Accordingly, this information is not used by the chief operating decision maker to make operating decisions and assess performance and is therefore excluded from our disclosures.
The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended November 30, 2021:
Net sales	$883.6	$46.4	$—	$(3.9)	$926.1
Operating profit (loss)	128.1	2.0	(15.0)	—	115.1
Depreciation and amortization	20.4	3.6	0.3	—	24.3

Three Months Ended November 30, 2020:
Net sales	$753.6	$40.8	$—	$(2.4)	$792.0
Operating profit (loss)	98.4	(0.1)	(12.6)	—	85.7
Depreciation and amortization	21.1	3.6	0.3	—	25.0
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended
	November 30, 2021	November 30, 2020
Operating profit - ABL	$128.1	$98.4
Operating profit (loss) - ISG	2.0	(0.1)
Unallocated corporate amounts	(15.0)	(12.6)
Operating profit	115.1	85.7
Interest expense, net	5.9	4.9
Miscellaneous expense, net	0.3	1.6
Income before income taxes	$108.9	$79.2

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of November 30, 2021 and for the three months ended November 30, 2021 and 2020. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands' Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (“Form 10-K”).
Overview
Company
We are a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”) we design, manufacture, and bring to market products and services that make the world more brilliant, productive, and connected. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management systems, and location-aware applications.
We achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. Additionally, we are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending.
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to reinvest in our organic growth, make strategic acquisitions and investments, pay dividends, and repurchase shares. Sufficient cash flow generation is also critical to fund our operations in the short and long-term and to maintain compliance with covenants contained in our financing agreements.
Our significant contractual cash requirements primarily include principal and interest on long-term debt, payments for operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flows from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional capital, which would require us to evaluate available alternatives and take appropriate actions.
Cash
Our cash position at November 30, 2021 was $504.0 million, an increase of $12.7 million from August 31, 2021. Cash generated from operating activities and cash on-hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $83.7 million of cash flows from operating activities during the three months ended November 30, 2021 compared with $123.9 million in the prior-year period, a decrease of $40.2 million, due primarily to increased operating working capital, particularly inventories, to support the growth in the business as well as the timing of payments for income taxes and prior year payroll tax deferrals under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) as well as the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). At November 30, 2021, our outstanding debt balance was $494.5 million compared to our cash position of $504.0 million. We were in compliance with all financial covenants under our financing arrangements as of November 30, 2021.
At November 30, 2021, we had additional borrowing capacity under the revolving credit facility of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the facility. As of November 30, 2021, our cash on hand combined with the additional borrowing capacity under the revolving credit facility totaled $899.9 million.
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

Summarized Balance Sheet Information	November 30, 2021	August 31, 2021
Current assets	$1,222.6	$1,172.0
Amounts due from non-guarantor affiliates	238.5	213.4
Non-current assets	1,381.1	1,391.7
Current liabilities	602.7	595.1
Non-current liabilities	818.7	815.7

Summarized Income Statement Information	Three Months Ended November 30, 2021
Net sales	$781.2
Gross profit	324.7
Net income	84.9
Capital Allocation Priorities
Effective capital allocation is a key driver of stockholder value. Our capital allocation priorities are to invest in our business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Organic Growth Investments
We invested $9.3 million and $11.4 million during the three months ended November 30, 2021 and 2020, respectively, in property, plant, and equipment, primarily related to investments in new and enhanced information technology capabilities, tooling, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2022.
Strategic Acquisitions and Investments
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the first quarter of fiscal 2022. We invested in acquisitions of businesses, net of cash acquired, of $75.3 million in the year ended August 31, 2021. These acquisitions included the following transactions:
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
Dividends
We paid dividends on our common stock of $4.7 million ($0.13 per share) and $5.0 million ($0.13 per share) during the three months ended November 30, 2021 and 2020, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first quarter of fiscal 2022, we repurchased 0.3 million shares of our outstanding common stock for $52.8 million. Total cash outflows for share repurchases during the quarter were $56.3 million. As of November 30, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.5 million shares. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
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
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our operating results. Although our facilities are open, a resurgence in COVID-19 cases, including as a result of new variants, may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) signed into law on March 27, 2020. Half of these deferrals were paid in December 2021, and the remaining deferrals are due in December 2022.
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

Results of Operations
First Quarter of Fiscal 2022 Compared with First Quarter of Fiscal 2021
The following table sets forth information comparing the components of net income for the three months ended November 30, 2021 and 2020 (in millions except per share data):

	Three Months Ended
	November 30, 2021	November 30, 2020	Increase (Decrease)		Percent Change
Net sales	$926.1	$792.0	$134.1		16.9%
Cost of products sold	540.3	459.6	80.7		17.6%
Gross profit	385.8	332.4	53.4		16.1%
Percent of net sales	41.7%	42.0%	(30)	bps
Selling, distribution, and administrative expenses	270.7	246.0	24.7		10.0%
Special charges	—	0.7	(0.7)		NM
Operating profit	115.1	85.7	29.4		34.3%
Percent of net sales	12.4%	10.8%	160	bps
Other expense:
Interest expense, net	5.9	4.9	1.0		20.4%
Miscellaneous expense, net	0.3	1.6	(1.3)		NM
Total other expense	6.2	6.5	(0.3)		(4.6)%
Income before income taxes	108.9	79.2	29.7		37.5%
Percent of net sales	11.8%	10.0%	180	bps
Income tax expense	21.3	19.6	1.7		8.7%
Effective tax rate	19.6%	24.7%
Net income	$87.6	$59.6	$28.0		47.0%
Diluted earnings per share	$2.46	$1.57	$0.89		56.7%
NM - not meaningful
Net Sales
Net sales for the three months ended November 30, 2021 increased $134.1 million, or 16.9%, to $926.1 million compared with $792.0 million in the prior-year period as our go-to-market activities, focus on servicing our customers, and continued recovery in our end markets generated higher sales in both our ABL and ISG operating segments. Sales across both segments also benefited from recent price increases. Revenues from acquired companies contributed a less than 4% increase in sales compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the first quarter of fiscal 2022.
Gross Profit
Gross profit for the first quarter of fiscal 2022 increased $53.4 million, or 16.1%, to $385.8 million compared with $332.4 million in the prior-year period, and gross profit margin decreased 30 basis points to 41.7% from 42.0%. Throughout the current quarter, material and conversion costs as well as freight costs continued to escalate. We were largely able to offset the increased costs through price increases and product and productivity improvements. Gross profit margin was unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
SD&A expenses for the three months ended November 30, 2021 were $270.7 million compared with $246.0 million in the prior-year period, an increase of $24.7 million, or 10.0%. The increase in SD&A expense was due primarily to higher outbound freight and commissions costs associated with higher sales as well as increased employee-related costs due in part to recent acquisitions. SD&A expenses for the first quarter of fiscal 2022 were 29.2% of net sales compared with 31.1% for the prior-year period due primarily to improved leveraging of our operating costs.
Operating profit for the first quarter of fiscal 2022 was $115.1 million (12.4% of net sales) compared with $85.7 million (10.8% of net sales) for the prior-year period, an increase of $29.4 million, or 34.3%. The increase in operating profit was due to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses. The operating profit margin increase of 160 bps year over year was the result of improved leveraging of operating costs, partially offset by lower gross profit margin.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $5.9 million and $4.9 million for the three months ended November 30, 2021 and 2020, respectively.
We reported net miscellaneous expense of $0.3 million and $1.6 million for the three months ended November 30, 2021 and 2020, respectively. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment. Excluding the impairment, the year-over-year change in net miscellaneous expense was largely due to gains and losses on foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 19.6% and 24.7% for the three months ended November 30, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily due to favorable discrete items recognized in the first quarter of fiscal 2022 related to excess tax benefits on share-based payments. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2022, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the first quarter of fiscal 2022 increased $28.0 million, or 47.0%, to $87.6 million from $59.6 million reported for the prior-year period. The increase in net income resulted primarily from an increased operating profit compared to the prior-year period as well as a lower tax rate. Diluted earnings per share for the three months ended November 30, 2021 increased $0.89, or 56.7%, to $2.46 compared with diluted earnings per share of $1.57 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended November 30, 2021 and 2020 (in millions except per share data). We have recast historical information to conform to the current segment structure.

	Three Months Ended
	November 30, 2021	November 30, 2020	Increase (Decrease)	Percent Change
ABL:
Net sales	$883.6	$753.6	$130.0	17.3%
Operating profit	128.1	98.4	29.7	30.2%
Operating profit margin	14.5%	13.1%	140	bps

ISG:
Net sales	$46.4	$40.8	$5.6	13.7%
Operating profit (loss)	2.0	(0.1)	2.1	NM
Operating profit margin	4.3%	(0.2)%	450	bps
ABL net sales for the three months ended November 30, 2021 increased $130.0 million, or 17.3%, to $883.6 million compared with $753.6 million in the prior-year period due primarily to our go-to-market activities, focus on servicing our customers, and continued recovery in end markets we serve within the independent and direct sales network channels. Sales within these channels also benefited from recent price increases and revenues from acquired companies. Additionally, sales within corporate accounts increased year over year as some large accounts began previously deferred maintenance and renovations. These increases were partially offset by declines in the retail sales channel. Operating profit for ABL was $128.1 million (14.5% of ABL net sales) for the three months ended November 30, 2021 compared to $98.4 million (13.1% of ABL net sales) in the prior-year period, an increase of $29.7 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased materials and freight costs as well as higher operating costs to support the increase in sales.

ISG net sales for the three months ended November 30, 2021 increased $5.6 million, or 13.7%, to $46.4 million compared with $40.8 million in the prior-year period driven primarily by strong demand for building and heating, ventilation, and air-conditioning controls as well as price increases. ISG operating profit was $2.0 million for three months ended November 30, 2021 compared with a $0.1 million operating loss in the prior-year period, an increase of $2.1 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance U.S. generally accepted accounting principles (“U.S. GAAP”). As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; goodwill and indefinite-lived intangible assets; share-based payment expense; and product warranty and recall costs. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of critical accounting estimates with the Audit Committee of the Board of Directors.
There have been no material changes in our critical accounting estimates during the current period. For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, including our expected margins and ability to leverage operating costs, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (c) expectations about volatility in raw material costs and component and labor availability; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities with the intention of becoming a larger, more dynamic company, and introduce innovative products and services; (e) our estimate of our fiscal 2022 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures; (h) our expectations about the resolution of securities class action and other legal matters; (i) our expectations about our ability to enter into a new credit agreement prior to the expiration of the current agreement as well as any impacts of the phase out of the London Inter-Bank Offered Rate (“LIBOR”); and (j) our expectations of the impact of the ongoing COVID-19 pandemic. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2021. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the second half of fiscal 2021, we acquired Rockpile Ventures and ams OSRAM's North American Digital Systems business (“OSRAM DS”), collectively the (“2021 Acquisitions”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed the 2021 Acquisitions' internal control over financial reporting as of November 30, 2021. We began integrating the 2021 Acquisitions into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting. As of and for the three months ended November 30, 2021, the 2021 Acquisitions constituted less than 4% of each of the Company’s consolidated assets, stockholders' equity, net sales, and pre-tax income.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the quarter ended November 30, 2021, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such quarter. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
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
As of November 30, 2021, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.5 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2021:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
9/1/2021 through 9/30/2021	248,779	$174.51	248,779	3,589,445
10/1/2021 through 10/31/2021	51,647	$181.73	51,647	3,537,798
11/1/2021 through 11/30/2021	—	$—	—	3,537,798
Total	300,426	$175.75	300,426	3,537,798
Item 5.    Other Information
Declaration of Dividend
On January 6, 2022, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on February 1, 2022 to stockholders of record on January 20, 2022.
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.E of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
EXHIBIT 10	(a)	Restricted Stock Award Agreement for Non-Employee Director.	Filed with the Commission as part of this Form 10-Q.
	(b)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Filed with the Commission as part of this Form 10-Q.
	(c)	Amended and Restated Acuity Brands, Inc. 2011 Nonemployee Director Deferred Compensation Plan, Effective as of January 5, 2022	Filed with the Commission as part of this Form 10-Q.
	(d)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Appendix B of the registrant’s Proxy Statement as filed with the Commission on November 22, 2021, which is incorporated herein by reference.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.

	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 7, 2022	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 7, 2022	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)