Form 10-Q
period 2022-02-28
ACUITY BRANDS INC
filed 2022-04-05
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022.

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
Common stock — $0.01 par value — 34,580,432 shares as of April 1, 2022.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2022	August 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$475.5	$491.3
Accounts receivable, less reserve for doubtful accounts of $1.2 and $1.2, respectively	546.8	571.8
Inventories	524.4	398.7
Prepayments and other current assets	125.3	82.5
Total current assets	1,672.0	1,544.3
Property, plant, and equipment, net	264.1	269.1
Operating lease right-of-use assets	59.5	58.0
Goodwill	1,092.4	1,094.7
Intangible assets, net	552.3	573.2
Deferred income taxes	1.8	1.9
Other long-term assets	37.1	33.9
Total assets	$3,679.2	$3,575.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454.7	$391.5
Current operating lease liabilities	16.3	15.9
Accrued compensation	77.7	95.3
Other accrued liabilities	195.0	189.5
Total current liabilities	743.7	692.2
Long-term debt	494.7	494.3
Long-term operating lease liabilities	49.0	46.7
Accrued pension liabilities	52.1	60.2
Deferred income taxes	100.5	101.0
Other long-term liabilities	134.9	136.2
Total liabilities	1,574.9	1,530.6
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,199,410 and 54,018,978 issued, respectively	0.5	0.5
Paid-in capital	1,015.6	995.6
Retained earnings	2,963.9	2,810.3
Accumulated other comprehensive loss	(102.9)	(98.2)
Treasury stock, at cost, of 19,425,436 and 18,826,611 shares, respectively	(1,772.8)	(1,663.7)
Total stockholders’ equity	2,104.3	2,044.5
Total liabilities and stockholders’ equity	$3,679.2	$3,575.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Net sales	$909.1	$776.6	$1,835.2	$1,568.6
Cost of products sold	529.8	439.9	1,070.1	899.5
Gross profit	379.3	336.7	765.1	669.1
Selling, distribution, and administrative expenses	277.0	245.4	547.7	491.4
Special charges	—	0.3	—	1.0
Operating profit	102.3	91.0	217.4	176.7
Other expense:
Interest expense, net	6.0	6.6	11.9	11.5
Miscellaneous (income) expense, net	(1.9)	2.2	(1.6)	3.8
Total other expense	4.1	8.8	10.3	15.3
Income before income taxes	98.2	82.2	207.1	161.4
Income tax expense	22.9	19.3	44.2	38.9
Net income	$75.3	$62.9	$162.9	$122.5

Earnings per share:
Basic earnings per share	$2.16	$1.75	$4.65	$3.32
Basic weighted average number of shares outstanding	35.0	36.0	35.0	36.9
Diluted earnings per share	$2.13	$1.74	$4.60	$3.30
Diluted weighted average number of shares outstanding	35.4	36.2	35.4	37.1
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$75.3	$62.9	$162.9	$122.5
Other comprehensive income (loss) items:
Foreign currency translation adjustments	4.8	6.7	(7.1)	11.3
Defined benefit plans, net of tax	1.2	1.7	2.4	3.3
Other comprehensive income (loss) items, net of tax	6.0	8.4	(4.7)	14.6
Comprehensive income	$81.3	$71.3	$158.2	$137.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$162.9	$122.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	47.9	50.0
Share-based payment expense	17.6	15.2
Gain on sale of property, plant, and equipment	(2.3)	—
Asset impairment	1.7	4.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23.5	54.5
Inventories	(117.6)	(0.4)
Prepayments and other current assets	(51.8)	(7.6)
Accounts payable	63.4	(4.3)
Other	(18.0)	(21.3)
Net cash provided by operating activities	127.3	212.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(24.1)	(21.2)
Proceeds from sale of property, plant, and equipment	8.9	0.4
Acquisition of businesses, net of cash acquired	(10.2)	—
Other investing activities	(1.7)	(3.1)
Net cash used for investing activities	(27.1)	(23.9)
Cash flows from financing activities:
Issuance of long-term debt	—	493.9
Repayments of long-term debt	—	(397.1)
Repurchases of common stock	(108.0)	(338.3)
Proceeds from stock option exercises and other	10.2	0.9
Payments of taxes withheld on net settlement of equity awards	(7.3)	(3.3)
Dividends paid	(9.3)	(9.7)
Net cash used for financing activities	(114.4)	(253.6)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	2.9
Net change in cash and cash equivalents	(15.8)	(62.0)
Cash and cash equivalents at beginning of period	491.3	560.7
Cash and cash equivalents at end of period	$475.5	$498.7
Supplemental cash flow information:
Income taxes paid during the period	$54.4	$38.7
Interest paid during the period	$18.9	$15.5
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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Lumniaire LEDTM, Luminis®, Dark to Light®, and RELOC® Wiring Solutions.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, and directly to large corporate accounts. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, our sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ABL comprised approximately 95% of consolidated revenues during the three and six months ended February 28, 2022 and 2021.
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
ISG comprised approximately 5% of consolidated revenues during the three and six months ended February 28, 2022 and 2021.
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2022, our consolidated comprehensive income for the three and six months ended February 28, 2022 and 2021, and our consolidated cash flows for the six months ended February 28, 2022 and 2021. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2021 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and six months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
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
Reclassifications
We have recast prior period segment and disaggregated revenue information to conform to the current year presentation. See the Segment Information footnote of the Notes to Consolidated Financial Statements for further details. No other material reclassifications occurred during the current period.
Note 3 — Acquisitions
The following discussion relates to fiscal 2021 acquisitions. There were no acquisitions during fiscal 2022; the $10.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to working capital settlements for fiscal 2021 acquisitions.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting for Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. The aggregate purchase price of these acquisitions reflects preliminary goodwill of $10.6 million and definite-lived customer-based intangible assets of $6.7 million, which have a preliminary useful life of approximately 11 years. Goodwill recognized from these acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. As of February 28, 2022, goodwill from these acquisitions totaling $7.5 million is expected to be tax deductible. Amounts recognized for these acquisitions are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, acquired interests in technology startups, tax-related items, final net working capital purchase adjustments, if any, and the residual impacts on the valuation of intangible assets.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $475.5 million and $491.3 million as of February 28, 2022 and August 31, 2021, respectively.
We hold a small number of investments in equity and debt financial instruments totaling $9.9 million and $5.3 million as of February 28, 2022 and August 31, 2021, respectively. We generally account for these investments at fair value on a recurring basis. Changes in the fair values of these financial instruments during the three and six months ended February 28, 2022 and 2021 were not material to our financial condition, results of operations, or cash flows.
Our strategic equity investments represent less than a 20% ownership interest in each of the privately-held entities, and we do not exercise significant influence or control any of the entities. Certain of these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for one of these investments as a recapitalization of the underlying company diluted our holding value. The impairment charge is reflected in Miscellaneous (income) expense, net for the six months ended February 28, 2021 within our Consolidated Statements of Comprehensive Income.
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
Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. Fair value is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). The estimated fair value of our senior unsecured public notes was $461.3 million and $496.5 million as of February 28, 2022 and August 31, 2021, respectively. The decrease in fair value is due to increases in market bond yields since the end of fiscal 2021. See Debt and Lines of Credit footnote for further details on our long-term borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead; are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value; and consist of the following as of the dates presented (in millions):

	February 28, 2022	August 31, 2021
Raw materials, supplies, and work in process (1)	$270.2	$209.5
Finished goods	297.1	227.2
Inventories excluding reserves	567.3	436.7
Less: Reserves	(42.9)	(38.0)
Total inventories	$524.4	$398.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	February 28, 2022	August 31, 2021
Land	$22.2	$22.4
Buildings and leasehold improvements	200.5	198.0
Machinery and equipment	641.9	624.9
Total property, plant, and equipment, at cost	864.6	845.3
Less: Accumulated depreciation and amortization	(600.5)	(576.2)
Property, plant, and equipment, net	$264.1	$269.1
During the three months ended February 28, 2022, we sold one building previously classified as held for sale with a carrying value of $6.6 million for a gain of approximately $2.3 million reflected in Selling, distribution, and administrative expenses within our Consolidated Statements of Comprehensive Income.
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
We recorded amortization expense for definite-lived intangible assets of $10.3 million and $10.1 million during the three months ended February 28, 2022 and 2021, respectively, and $20.6 million and $20.2 million during the six months ended February 28, 2022 and 2021, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.2 million in fiscal 2022, $40.5 million in fiscal 2023, $40.0 million in fiscal 2024, $31.9 million in fiscal 2025, and $29.1 million in fiscal 2026.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Adjustments to provisional amounts from acquired businesses	0.6	—	0.6
Foreign currency translation adjustments	(2.6)	(0.3)	(2.9)
Balance as of February 28, 2022	$1,020.2	$72.2	$1,092.4

	ABL	ISG	Total
Balance as of August 31, 2020	$1,012.6	$67.4	$1,080.0
Foreign currency translation adjustments	2.8	1.4	4.2
Balance as of February 28, 2021	$1,015.4	$68.8	$1,084.2
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	February 28, 2022	August 31, 2021
Customer incentive programs(1)	$22.4	$33.9
Refunds to customers(1)	25.3	28.1
Current deferred revenues(1)	10.2	7.7
Sales commissions	27.1	28.9
Freight costs	25.7	17.6
Warranty and recall costs(2)	17.3	16.8
Tax-related items(3)	5.3	11.7
Interest on long-term debt(4)	2.3	2.4
Other(5)	59.4	42.4
Total other current liabilities	$195.0	$189.5
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
(5)Includes an accrual of $15.8 million as of February 28, 2022, related to the securities class action matter. Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. We recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of February 28, 2022, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.7 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lines of Credit
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). We had no borrowings outstanding under the Revolving Credit Facility as of February 28, 2022 or August 31, 2021. The Credit Agreement expires in June 2023, and we plan to enter into a new agreement prior to this expiration.
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
We were in compliance with all financial covenants under the Credit Agreement as of February 28, 2022. As of February 28, 2022, we had outstanding letters of credit totaling $4.1 million, primarily for securing collateral requirements under our casualty insurance programs. At February 28, 2022, we had additional borrowing capacity under the Credit Agreement of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Interest expense	$6.4	$6.9	$12.6	$12.0
Interest income	(0.4)	(0.3)	(0.7)	(0.5)
Interest expense, net	$6.0	$6.6	$11.9	$11.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2022, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assures our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs related to product recalls based on a formal campaign soliciting repair or return of that product are accrued when they are deemed to be probable and can be reasonably estimated. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. However, there can be no assurance that future warranty or recall costs will not exceed historical amounts or that new technology products may not generate unexpected costs. If actual future warranty or recall costs exceed historical amounts, additional increases in the accrual may be required, which could have a material adverse impact on our results of operations, financial position, and cash flows.
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Six Months Ended
	February 28, 2022	February 28, 2021
Beginning balance	$20.3	$16.1
Warranty and recall costs	12.4	10.1
Payments and other deductions	(11.4)	(11.0)
Ending balance	$21.3	$15.2
Securities Class Action
On October 5, 2021, the parties to the shareholder class action litigation previously disclosed (and further described below) executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the District Court after notice to class members. On December 2, 2021, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement which attaches the settlement stipulation and exhibits thereto. If the settlement is approved, we expect that the agreed-upon settlement payment of $15.8 million will be funded entirely by applicable Directors and Officers liability insurance. As such, we do not anticipate a significant net loss or cash outflow as a result of the settlement of this matter. As of February 28, 2022, we reflected a liability for the settlement amount within Other current liabilities and a corresponding receivable for the offsetting insurance proceeds within Prepayments and other current assets on the Consolidated Balance Sheets.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	0.5	1,004.6	2,893.2	(108.9)	(1,716.5)	2,072.9
Net income	—	—	—	75.3	—	—	75.3
Other comprehensive income	—	—	—	—	6.0	—	6.0
Share-based payment amortization, issuances, and cancellations	—	—	9.4	—	—	—	9.4
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(0.3)	—	—	—	—	(56.3)	(56.3)
Balance, February 28, 2022	34.8	$0.5	$1,015.6	$2,963.9	$(102.9)	$(1,772.8)	$2,104.3

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	0.5	968.6	2,577.7	(126.5)	(1,483.3)	1,937.0
Net income	—	—	—	62.9	—	—	62.9
Other comprehensive income	—	—	—	—	8.4	—	8.4
Share-based payment amortization, issuances, and cancellations	—	—	8.6	—	—	—	8.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.7)	—	—	—	—	(80.3)	(80.3)
Balance, February 28, 2021	35.7	$0.5	$977.8	$2,635.9	$(118.1)	$(1,563.6)	$1,932.5
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	February 28, 2022	August 31, 2021
Current deferred revenues	$10.2	$7.7
Non-current deferred revenues	55.4	56.7
Current deferred revenues primarily consist of software licenses as well as professional service and sales-type warranty fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year from the dates presented. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2022 totaled $5.2 million.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from February 28, 2022 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
ABL:
Independent sales network	$614.3	$549.9	$1,251.1	$1,109.4
Direct sales network	83.2	79.2	173.2	159.3
Retail sales	42.7	43.7	89.6	99.7
Corporate accounts	53.6	26.2	90.6	49.1
Other	69.3	37.8	142.2	72.9
Total ABL	863.1	736.8	1,746.7	1,490.4
ISG	50.0	43.3	96.4	84.1
Eliminations	(4.0)	(3.5)	(7.9)	(5.9)
Total	$909.1	$776.6	$1,835.2	$1,568.6
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Share-based payment expense	$10.0	$7.5	$17.6	$15.2
We recognized excess tax benefits of $4.4 million related to share-based payment awards during the six months ended February 28, 2022.
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
Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the nature of the employee's services. All other components of net periodic pension cost are included within Miscellaneous (income) expense, net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost included the following components before tax for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Service cost	$1.2	$1.3	$2.4	$2.5
Interest cost	1.6	1.5	3.1	3.1
Expected return on plan assets	(3.5)	(3.3)	(6.9)	(6.6)
Amortization of prior service cost	0.7	0.7	1.4	1.4
Recognized actuarial loss	0.9	1.3	1.8	2.7
Net periodic pension cost	$0.9	$1.5	$1.8	$3.1
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Net income	$75.3	$62.9	$162.9	$122.5
Basic weighted average shares outstanding	35.0	36.0	35.0	36.9
Common stock equivalents	0.4	0.2	0.4	0.2
Diluted weighted average shares outstanding	35.4	36.2	35.4	37.1
Basic earnings per share	$2.16	$1.75	$4.65	$3.32
Diluted earnings per share	$2.13	$1.74	$4.60	$3.30
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Stock options	0.1	1.0	0.1	1.1
Restricted stock awards	0.1	0.1	0.1	0.1
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
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(7.1)	—	(7.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	2.4	2.4
Net current period other comprehensive (loss) income	(7.1)	2.4	(4.7)
Balance at February 28, 2022	$(47.3)	$(55.6)	$(102.9)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	11.3	—	11.3
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.3	3.3
Net current period other comprehensive income	11.3	3.3	14.6
Balance at February 28, 2021	$(42.2)	$(75.9)	$(118.1)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	February 28, 2022			February 28, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$4.8	$—	$4.8	$6.7	$—	$6.7
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.2)	0.5	0.7	(0.1)	0.6
Actuarial losses	0.9	(0.2)	0.7	1.3	(0.2)	1.1
Total defined benefit pension plans, net	1.6	(0.4)	1.2	2.0	(0.3)	1.7
Other comprehensive income	$6.4	$(0.4)	$6.0	$8.7	$(0.3)	$8.4

	Six Months Ended
	February 28, 2022			February 28, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(7.1)	$—	$(7.1)	$11.3	$—	$11.3
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.4	(0.4)	1.0	1.4	(0.3)	1.1
Actuarial losses	1.8	(0.4)	1.4	2.7	(0.5)	2.2
Total defined benefit pension plans, net	3.2	(0.8)	2.4	4.1	(0.8)	3.3
Other comprehensive (loss) income	$(3.9)	$(0.8)	$(4.7)	$15.4	$(0.8)	$14.6
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended February 28, 2022
Net sales	$863.1	$50.0	$—	$(4.0)	$909.1
Operating profit (loss)	116.5	1.2	(15.4)	—	102.3
Depreciation and amortization	19.8	3.6	0.2	—	23.6

Three Months Ended February 28, 2021
Net sales	$736.8	$43.3	$—	$(3.5)	$776.6
Operating profit (loss)	102.0	0.8	(11.8)	—	91.0
Depreciation and amortization	21.1	3.7	0.2	—	25.0

Six Months Ended February 28, 2022
Net sales	$1,746.7	$96.4	$—	$(7.9)	$1,835.2
Operating profit (loss)	244.6	3.2	(30.4)	—	217.4
Depreciation and amortization	40.2	7.2	0.5	—	47.9

Six Months Ended February 28, 2021
Net sales	$1,490.4	$84.1	$—	$(5.9)	$1,568.6
Operating profit (loss)	200.4	0.7	(24.4)	—	176.7
Depreciation and amortization	42.2	7.3	0.5	—	50.0
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Operating profit - ABL	$116.5	$102.0	$244.6	$200.4
Operating profit - ISG	1.2	0.8	3.2	0.7
Unallocated corporate amounts	(15.4)	(11.8)	(30.4)	(24.4)
Operating profit	102.3	91.0	217.4	176.7
Interest expense, net	6.0	6.6	11.9	11.5
Miscellaneous (income) expense, net	(1.9)	2.2	(1.6)	3.8
Income before income taxes	$98.2	$82.2	$207.1	$161.4
Note 19 — Subsequent Event
On March 31, 2022, the Board of Directors authorized the repurchase of additional shares of our common stock, bringing our total authorization to five million shares. Refer to Part II, Item 5. Other Information for further details.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of February 28, 2022 and for the three and six months ended February 28, 2022 and 2021. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (“Form 10-K”).
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
The results of operations for the three and six months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to reinvest in our organic growth, make strategic acquisitions and investments, pay dividends, and repurchase shares. Sufficient cash flow generation is also critical to fund our operations in the short and long-term and to maintain compliance with covenants contained in our financing agreements
Our significant contractual cash requirements primarily include principal and interest on long-term debt, payments for operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flows from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional capital, which would require us to evaluate available alternatives and take appropriate actions.
Cash
Our cash position at February 28, 2022 was $475.5 million, a decrease of $15.8 million from August 31, 2021. Cash generated from operating activities and cash on-hand were used during the current year to fund our capital allocation priorities as discussed below.

We generated $127.3 million of cash flows from operating activities during the six months ended February 28, 2022 compared with $212.6 million in the prior-year period, a decrease of $85.3 million. This decline was due primarily to increased operating working capital, as we managed our inventory levels to support growth and insulate production facilities from inconsistent supply availability.
Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) as well as the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). At February 28, 2022, our outstanding debt balance was $494.7 million compared to our cash position of $475.5 million. We were in compliance with all financial covenants under our financing arrangements as of February 28, 2022.
At February 28, 2022, we had additional borrowing capacity under the Revolving Credit Facility of $395.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the facility. As of February 28, 2022, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $871.4 million.
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

Summarized Balance Sheet Information	February 28, 2022	August 31, 2021
Current assets	$1,271.6	$1,172.0
Amounts due from non-guarantor affiliates	247.4	213.4
Non-current assets	1,385.6	1,391.7
Current liabilities	645.5	595.1
Non-current liabilities	814.5	815.7

Summarized Income Statement Information	Six Months Ended February 28, 2022
Net sales	$1,552.8
Gross profit	640.7
Net income	158.3
Capital Allocation Priorities
Our capital allocation priorities are to invest in our business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Organic Growth Investments
We invested $24.1 million and $21.2 million during the six months ended February 28, 2022 and 2021, respectively, in property, plant, and equipment, primarily related to investments in new and enhanced information technology capabilities, tooling, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2022.
Strategic Acquisitions and Investments
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the first half of fiscal 2022. The $10.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to working capital settlements for fiscal 2021 acquisitions.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.

Dividends
We paid dividends on our common stock of $9.3 million ($0.26 per share) and $9.7 million ($0.26 per share) during the six months ended February 28, 2022 and 2021, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first half of fiscal 2022, we repurchased 0.6 million shares of our outstanding common stock for $109.1 million. Total cash outflows for share repurchases during the six months ended February 28, 2022 were $108.0 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of February 28, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.2 million shares. On March 31, 2022, the Board authorized the repurchase of additional shares of our common stock, bringing our total authorization to five million shares. Refer to Part II, Item 5. Other Information for further details.
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
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our operating results. Although our facilities are open, a resurgence in COVID-19 cases, including as a result of new variants, may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) signed into law on March 27, 2020. Half of these deferrals were paid in December 2021, and the remaining deferrals are due in December 2022.
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

Results of Operations
Second Quarter of Fiscal 2022 Compared with Second Quarter of Fiscal 2021
The following table sets forth information comparing the components of net income for the three months ended February 28, 2022 and 2021 (in millions except per share data):

	Three Months Ended
	February 28, 2022	February 28, 2021	Increase (Decrease)		Percent Change
Net sales	$909.1	$776.6	$132.5		17.1%
Cost of products sold	529.8	439.9	89.9		20.4%
Gross profit	379.3	336.7	42.6		12.7%
Percent of net sales	41.7%	43.4%	(170)	bps
Selling, distribution, and administrative expenses	277.0	245.4	31.6		12.9%
Special charges	—	0.3	(0.3)		NM
Operating profit	102.3	91.0	11.3		12.4%
Percent of net sales	11.3%	11.7%	(40)	bps
Other expense:
Interest expense, net	6.0	6.6	(0.6)		(9.1)%
Miscellaneous (income) expense, net	(1.9)	2.2	(4.1)		NM
Total other expense	4.1	8.8	(4.7)		(53.4)%
Income before income taxes	98.2	82.2	16.0		19.5%
Percent of net sales	10.8%	10.6%	20	bps
Income tax expense	22.9	19.3	3.6		18.7%
Effective tax rate	23.3%	23.5%
Net income	$75.3	$62.9	$12.4		19.7%
Diluted earnings per share	$2.13	$1.74	$0.39		22.4%
NM - not meaningful
Net Sales
Net sales for the three months ended February 28, 2022 increased $132.5 million, or 17.1%, to $909.1 million compared with $776.6 million in the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as higher volumes. Revenues from acquired companies contributed an almost 4% increase in sales compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the second quarter of fiscal 2022.
Gross Profit
Gross profit for the second quarter of fiscal 2022 increased $42.6 million, or 12.7%, to $379.3 million compared with $336.7 million in the prior-year period, while gross profit margin decreased 170 basis points to 41.7% from 43.4%. Throughout the current quarter, material and conversion costs as well as freight costs continued to escalate, which we were able to offset through price increases and product and productivity improvements. Gross profit margin was also unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
Selling, distribution, and administrative expenses ("SD&A") expenses for the three months ended February 28, 2022 were $277.0 million compared with $245.4 million in the prior-year period, an increase of $31.6 million, or 12.9%. The increase in SD&A expense was due primarily to higher outbound freight and commissions costs associated with higher sales as well as increased employee-related costs due in part to recent acquisitions. SD&A expenses for the second quarter of fiscal 2022 were 30.5% of net sales compared with 31.6% for the prior-year period due primarily to improved leveraging of our operating costs.
Operating profit for the second quarter of fiscal 2022 was $102.3 million (11.3% of net sales) compared with $91.0 million (11.7% of net sales) for the prior-year period, an increase of $11.3 million, or 12.4%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses. The operating profit margin decrease of 40 bps year over year was due primarily to our decline in gross profit margin as well as the unfavorable impact of acquisitions on our operating expenses. These declines were partially offset by improved leveraging of operating costs.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $6.0 million and $6.6 million for the three months ended February 28, 2022 and 2021, respectively.
We reported net miscellaneous income of $1.9 million for the three months ended February 28, 2022 and net miscellaneous expense of $2.2 million for the three months ended February 28, 2021. The year-over-year change in net miscellaneous (income) expense was largely due to gains and losses on foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 23.3% and 23.5% for the three months ended February 28, 2022 and 2021, respectively. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2022, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the three months ended February 28, 2022 increased $12.4 million, or 19.7%, to $75.3 million from $62.9 million reported for the prior-year period. The increase in net income resulted primarily from an increased operating profit compared to the prior-year period. Diluted earnings per share for the three months ended February 28, 2022 increased $0.39, or 22.4%, to $2.13 compared with diluted earnings per share of $1.74 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended February 28, 2022 and 2021 (in millions). We have recast historical information to conform to the current segment structure.

	Three Months Ended
	February 28, 2022	February 28, 2021	Increase (Decrease)	Percent Change
ABL:
Net sales	$863.1	$736.8	$126.3	17.1%
Operating profit	116.5	102.0	14.5	14.2%
Operating profit margin	13.5%	13.8%	(30)	bps

ISG:
Net sales	$50.0	$43.3	$6.7	15.5%
Operating profit	1.2	0.8	0.4	50.0%
Operating profit margin	2.4%	1.8%	60	bps
ABL net sales for the three months ended February 28, 2022 increased $126.3 million, or 17.1%, to $863.1 million compared with $736.8 million in the prior-year period. Sales within the independent and direct network channels increased due primarily to benefits from recent price increases as well as higher volumes. Additionally, sales within the corporate accounts channel increased year over year as some large accounts began previously deferred maintenance and renovations. Acquisitions contributed an almost 4% increase in sales compared to the prior year and are reflected within the other sales channel in ABL's disaggregated revenue. Operating profit for ABL was $116.5 million (13.5% of ABL net sales) for the three months ended February 28, 2022 compared to $102.0 million (13.8% of ABL net sales) in the prior-year period, an increase of $14.5 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased materials and freight costs as well as higher operating costs to support the increase in sales.

ISG net sales for the three months ended February 28, 2022 increased $6.7 million, or 15.5%, to $50.0 million compared with $43.3 million in the prior-year period driven primarily by strong demand for building and heating, ventilation, and air-conditioning controls as well as price increases. ISG operating profit was $1.2 million for the three months ended February 28, 2022 compared to $0.8 million in the prior-year period, an increase of $0.4 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
First Six Months of Fiscal 2022 Compared with First Six Months of Fiscal 2021
The following table sets forth information comparing the components of net income for the six months ended February 28, 2022 and 2021 (in millions except per share data):

	Six Months Ended
	February 28, 2022	February 28, 2021	Increase (Decrease)		Percent Change
Net sales	$1,835.2	$1,568.6	$266.6		17.0%
Cost of products sold	1,070.1	899.5	170.6		19.0%
Gross profit	765.1	669.1	96.0		14.3%
Percent of net sales	41.7%	42.7%	(100)	bps
Selling, distribution, and administrative expenses	547.7	491.4	56.3		11.5%
Special charges	—	1.0	(1.0)		NM
Operating profit	217.4	176.7	40.7		23.0%
Percent of net sales	11.8%	11.3%	50	bps
Other expense:
Interest expense, net	11.9	11.5	0.4		3.5%
Miscellaneous (income) expense, net	(1.6)	3.8	(5.4)		NM
Total other expense	10.3	15.3	(5.0)		(32.7)%
Income before income taxes	207.1	161.4	45.7		28.3%
Percent of net sales	11.3%	10.3%	100	bps
Income tax expense	44.2	38.9	5.3		13.6%
Effective tax rate	21.3%	24.1%
Net income	$162.9	$122.5	$40.4		33.0%
Diluted earnings per share	$4.60	$3.30	$1.30		39.4%
NM - not meaningful

Net Sales
Net sales for the six months ended February 28, 2022 increased $266.6 million, or 17.0%, to $1.84 billion compared with $1.57 billion in the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as higher volumes. Revenues from acquired companies contributed an almost 4% increase in sales compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the first six months of fiscal 2022.
Gross Profit
Gross profit for the six months ended February 28, 2022 increased $96.0 million, or 14.3%, to $765.1 million compared with $669.1 million in the prior-year period. Gross profit margin decreased 100 basis points to 41.7% for the six months ended February 28, 2022 compared with 42.7% in the prior-year period. Throughout the first six months of fiscal 2022, material and conversion costs as well as freight costs continued to escalate, which we were able to offset through price increases and product and productivity improvements. Gross profit margin was also unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
SD&A expenses for the six months ended February 28, 2022 were $547.7 million compared with $491.4 million in the prior-year period, an increase of $56.3 million, or 11.5%. The increase in SD&A expense was due primarily to higher outbound freight and commissions costs associated with higher sales as well as increased employee-related costs due in part to recent acquisitions. SD&A expenses for the first six months of fiscal 2022 were 29.8% of net sales compared with 31.3% for the prior-year period due primarily to improved leveraging of our operating costs.
Operating profit for the first six months of fiscal 2022 was $217.4 million (11.8% of net sales) compared with $176.7 million (11.3% of net sales) for the prior-year period, an increase of $40.7 million, or 23.0%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses. The operating profit margin increase of 50 bps year over year was the result of improved leveraging of operating costs, partially offset by lower gross profit margin.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $11.9 million and $11.5 million for the six months ended February 28, 2022 and 2021, respectively.
We reported net miscellaneous income of $1.6 million for the six months ended February 28, 2022 and net miscellaneous expense of $3.8 million for the six months ended February 28, 2021. During the first six months of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment. Further details regarding the impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements. Excluding the impairment, the year-over-year change in net miscellaneous (income) expense was largely due to gains and losses on foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 21.3% and 24.1% for the six months ended February 28, 2022 and 2021, respectively. The decrease in the effective income tax rate was primarily due to favorable discrete items recognized in the first quarter of fiscal 2022 related to excess tax benefits on share-based payments. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2022, assuming the rates in our taxing jurisdictions remain generally consistent throughout the year.
Net income for the first six months of fiscal 2022 increased $40.4 million, or 33.0%, to $162.9 million from $122.5 million reported for the prior-year period. The increase in net income was due primarily to an increased operating profit. Diluted earnings per share for the six months ended February 28, 2022 increased $1.30 to $4.60 compared with diluted earnings per share of $3.30 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the six months ended February 28, 2022 and 2021 (in millions). We have recast historical information to conform to the current segment structure.

	Six Months Ended
	February 28, 2022	February 28, 2021	Increase (Decrease)	Percent Change
ABL:
Net sales	$1,746.7	$1,490.4	$256.3	17.2%
Operating profit	244.6	200.4	44.2	22.1%
Operating profit margin	14.0%	13.4%	60	bps

ISG:
Net sales	$96.4	$84.1	$12.3	14.6%
Operating profit	3.2	0.7	2.5	357.1%
Operating profit margin	3.3%	0.8%	250	bps
ABL net sales for the six months ended February 28, 2022 increased 17.2% compared with the prior-year period. Sales within the independent and direct network channels increased due primarily to benefits from recent price increases as well as higher volumes. Additionally, sales within the corporate accounts channel increased year over year as some large accounts began previously deferred maintenance and renovations. Acquisitions contributed an almost 4% increase in sales compared to the prior year and are reflected within the other sales channel in ABL's disaggregated revenue. These increases were partially offset by declines in the retail sales channel. Operating profit for ABL was $244.6 million (14.0% of ABL net sales) for the six months ended February 28, 2022 compared to $200.4 million (13.4% of ABL net sales) in the prior-year period, an increase of $44.2 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased materials and freight costs as well as higher operating costs to support the increase in sales.
ISG net sales for the six months ended February 28, 2022 increased 14.6% compared with the prior-year period primarily driven by strong demand for building and heating, ventilation, and air-conditioning controls as well as price increases. ISG operating profit was $3.2 million for the six months ended February 28, 2022 compared with $0.7 million in the prior-year period, an increase of $2.5 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, including our expected margins and ability to leverage operating costs, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (c) expectations about volatility in raw material, purchased finished goods, and transportation costs as well as component and labor availability; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities, introduce innovative products and services, and realize benefits from sustainability initiatives; (e) our estimate of our fiscal 2022 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures; (h) our expectations about the resolution of securities class action and other legal matters; (i) our expectations about our ability to enter into a new credit agreement prior to the expiration of the current agreement as well as any impacts of the phase out of the London Inter-Bank Offered Rate (“LIBOR”); and (j) our expectations of the impact of the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2022. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the second half of fiscal 2021, we acquired Rockpile Ventures and ams OSRAM's North American Digital Systems business (“OSRAM DS”), collectively the (“2021 Acquisitions”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed the 2021 Acquisitions' internal control over financial reporting as of February 28, 2022. We began integrating the 2021 Acquisitions into our existing control procedures from their respective dates of acquisition. We do not anticipate the integration of the acquired companies to result in changes that would materially affect our internal control over financial reporting. As of and for the three and six months ended February 28, 2022, the 2021 Acquisitions constituted less than 4% of each of the Company’s consolidated assets, stockholders' equity, net sales, and pre-tax income.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and six months ended February 28, 2022, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 23, 2020, the Board of Directors (the “Board”) authorized the repurchase of up to six million shares of our common stock. As of February 28, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.2 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2022:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2021 through 12/31/2021	—	$—	—	3,537,798
1/1/2022 through 1/31/2022	168,299	$194.81	168,299	3,369,499
2/1/2022 through 2/28/2022	130,100	$180.71	130,100	3,239,399
Total	298,399	$188.66	298,399	3,239,399
Item 5.    Other Information
Declaration of Dividend
On March 31, 2022, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on May 2, 2022 to stockholders of record on April 18, 2022.
Share Repurchase Authorization
As of February 28, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.2 million shares. We repurchased an additional 0.2 million shares of our common stock from March 1, 2022 through March 30, 2022, leaving 3.0 million shares available for repurchase under the October 2020 authorization. On March 31, 2022, the Board authorized the repurchase of an additional two million shares of our common stock, bringing our total authorization to five million shares. Under the new increased share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.
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
ACUITY BRANDS, INC.

Date:	April 5, 2022	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 5, 2022	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)