Form 10-Q
period 2022-05-31
ACUITY BRANDS INC
filed 2022-06-30
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022.

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
Common stock — $0.01 par value — 32,713,074 shares as of June 27, 2022.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2022	August 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$318.2	$491.3
Accounts receivable, less reserve for doubtful accounts of $0.8 and $1.2, respectively	597.2	571.8
Inventories	580.6	398.7
Prepayments and other current assets	112.6	82.5
Total current assets	1,608.6	1,544.3
Property, plant, and equipment, net	269.2	269.1
Operating lease right-of-use assets	63.4	58.0
Goodwill	1,090.9	1,094.7
Intangible assets, net	541.7	573.2
Deferred income taxes	1.8	1.9
Other long-term assets	39.9	33.9
Total assets	$3,615.5	$3,575.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452.2	$391.5
Current maturities of debt	122.0	—
Current operating lease liabilities	16.2	15.9
Accrued compensation	80.7	95.3
Other accrued liabilities	195.8	189.5
Total current liabilities	866.9	692.2
Long-term debt	494.8	494.3
Long-term operating lease liabilities	52.9	46.7
Accrued pension liabilities	51.0	60.2
Deferred income taxes	100.3	101.0
Other long-term liabilities	131.0	136.2
Total liabilities	1,696.9	1,530.6
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,210,049 and 54,018,978 issued, respectively	0.5	0.5
Paid-in capital	1,025.2	995.6
Retained earnings	3,065.2	2,810.3
Accumulated other comprehensive loss	(103.5)	(98.2)
Treasury stock, at cost, of 21,140,982 and 18,826,611 shares, respectively	(2,068.8)	(1,663.7)
Total stockholders’ equity	1,918.6	2,044.5
Total liabilities and stockholders’ equity	$3,615.5	$3,575.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net sales	$1,060.6	$899.7	$2,895.8	$2,468.3
Cost of products sold	615.5	513.1	1,685.6	1,412.6
Gross profit	445.1	386.6	1,210.2	1,055.7
Selling, distribution, and administrative expenses	302.4	268.0	850.1	759.4
Special charges	—	0.5	—	1.5
Operating profit	142.7	118.1	360.1	294.8
Other expense:
Interest expense, net	6.2	6.2	18.1	17.7
Miscellaneous (income) expense, net	(1.5)	2.7	(3.1)	6.5
Total other expense	4.7	8.9	15.0	24.2
Income before income taxes	138.0	109.2	345.1	270.6
Income tax expense	32.3	23.5	76.5	62.4
Net income	$105.7	$85.7	$268.6	$208.2

Earnings per share:
Basic earnings per share	$3.10	$2.40	$7.75	$5.70
Basic weighted average number of shares outstanding	34.1	35.7	34.7	36.5
Diluted earnings per share	$3.07	$2.37	$7.66	$5.66
Diluted weighted average number of shares outstanding	34.4	36.2	35.1	36.8
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$105.7	$85.7	$268.6	$208.2
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(1.8)	22.3	(8.9)	33.6
Defined benefit plans, net of tax	1.2	(1.6)	3.6	1.7
Other comprehensive (loss) income items, net of tax	(0.6)	20.7	(5.3)	35.3
Comprehensive income	$105.1	$106.4	$263.3	$243.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net income	$268.6	$208.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	71.4	75.0
Share-based payment expense	27.5	22.3
Gain on sale of property, plant, and equipment	(2.3)	—
Asset impairment	1.7	4.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27.2)	(3.2)
Inventories	(174.5)	(47.8)
Prepayments and other current assets	(38.3)	(0.6)
Accounts payable	58.9	52.7
Other	(20.1)	5.6
Net cash provided by operating activities	165.7	316.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(38.0)	(30.6)
Proceeds from sale of property, plant, and equipment	8.9	4.7
Acquisition of businesses, net of cash acquired	(12.2)	(2.0)
Other investing activities	(1.9)	(3.5)
Net cash used for investing activities	(43.2)	(31.4)
Cash flows from financing activities:
Borrowings on credit facility, net of repayments	122.0	—
Issuance of long-term debt	—	493.9
Repayments of long-term debt	—	(397.1)
Repurchases of common stock	(403.5)	(340.9)
Proceeds from stock option exercises and other	10.6	2.0
Payments of taxes withheld on net settlement of equity awards	(8.0)	(3.9)
Dividends paid	(13.7)	(14.3)
Net cash used for financing activities	(292.6)	(260.3)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	8.3
Net change in cash and cash equivalents	(173.1)	32.8
Cash and cash equivalents at beginning of period	491.3	560.7
Cash and cash equivalents at end of period	$318.2	$593.5
Supplemental cash flow information:
Income taxes paid during the period	$80.8	$58.7
Interest paid during the period	$19.2	$15.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”), we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management systems, and location-aware applications.
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
ABL comprised approximately 95% of consolidated revenues during the three and nine months ended May 31, 2022 and 2021.
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers building management systems and location-aware applications. Our building management system includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. AtriusTM, our intelligent building platform, enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our platform delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under numerous brand names, including but not limited to Distech Controls® and AtriusTM.
ISG comprised approximately 5% of consolidated revenues during the three and nine months ended May 31, 2022 and 2021.
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2022, our consolidated comprehensive income for the three and nine months ended May 31, 2022 and 2021, and our consolidated cash flows for the nine months ended May 31, 2022 and 2021. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2021 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three and nine months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
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
Reclassifications
We may reclassify certain prior period amounts to conform to the current year presentation. No material reclassifications occurred during the current period.
Note 3 — Acquisitions
The following discussion relates to fiscal 2021 acquisitions. There were no acquisitions during fiscal 2022. The $12.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.
Fiscal 2021 Acquisitions
ams OSRAM's North American Digital Systems Business
On July 1, 2021, using cash on hand, we acquired certain assets and liabilities of ams OSRAM’s North American Digital Systems business (“OSRAM DS”). This acquisition intended to enhance our LED driver and controls technology portfolio and accelerate our innovation, expand our access to market through a more fulsome original equipment manufacturer (“OEM”) product offering, and give us more control over our supply chain.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting for Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. We finalized the acquisition accounting for the Rockpile Ventures acquisition during the third quarter of fiscal 2022. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for the Rockpile Ventures acquisition. Amounts recognized for the OSRAM DS acquisition are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to tax-related items, final net working capital purchase adjustments, if any, and the residual impacts on the valuation of intangible assets.
The aggregate purchase price of these acquisitions reflects goodwill of $10.6 million and definite-lived customer-based intangible assets of $6.7 million, which have a preliminary useful life of approximately 11 years. Goodwill recognized from these acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. As of May 31, 2022, goodwill from these acquisitions totaling $7.5 million is expected to be tax deductible.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level hierarchy that distinguishes between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $318.2 million and $491.3 million as of May 31, 2022 and August 31, 2021, respectively.
We hold a small number of investments in equity and debt financial instruments totaling $10.4 million and $5.3 million as of May 31, 2022 and August 31, 2021, respectively. We generally account for these investments at fair value on a recurring basis. Changes in the fair values of these financial instruments during the three and nine months ended May 31, 2022 and 2021 were not material to our financial condition, results of operations, or cash flows.
Our strategic equity investments represent less than a 20% ownership interest in each of the privately-held entities, and we do not exercise significant influence or control any of the entities. Certain of these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. During the first quarter of fiscal 2021, we recorded an impairment charge of $4.0 million for one of these investments as a recapitalization of the underlying company diluted our holding value. The impairment charge is reflected in Miscellaneous (income) expense, net for the nine months ended May 31, 2021 within our Consolidated Statements of Comprehensive Income.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $411.3 million and $496.5 million as of May 31, 2022 and August 31, 2021, respectively. The decrease in fair value is due to increases in market bond yields since the end of fiscal 2021. As of May 31, 2022, we also had $122.0 million of short-term borrowings outstanding under our revolving credit facility. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that the face amounts of these instruments approximate their fair values as of May 31, 2022. See Debt and Lines of Credit footnote for further details on our outstanding borrowings.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to us. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Note 6 — Inventories
Inventories include materials, labor, inbound freight, and related manufacturing overhead; are stated at the lower of cost (on a first-in, first-out or average cost basis) and net realizable value; and consist of the following as of the dates presented (in millions):

	May 31, 2022	August 31, 2021
Raw materials, supplies, and work in process (1)	$266.5	$209.5
Finished goods	350.0	227.2
Inventories excluding reserves	616.5	436.7
Less: Reserves	(35.9)	(38.0)
Total inventories	$580.6	$398.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2022	August 31, 2021
Land	$22.3	$22.4
Buildings and leasehold improvements	201.5	198.0
Machinery and equipment	653.9	624.9
Total property, plant, and equipment, at cost	877.7	845.3
Less: Accumulated depreciation and amortization	(608.5)	(576.2)
Property, plant, and equipment, net	$269.2	$269.1
During the second quarter of fiscal 2022, we sold one building previously classified as held for sale with a carrying value of $6.6 million for a gain of approximately $2.3 million reflected in Selling, distribution, and administrative expenses within our Consolidated Statements of Comprehensive Income.
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
We recorded amortization expense for definite-lived intangible assets of $10.2 million and $10.2 million during the three months ended May 31, 2022 and 2021, respectively, and $30.8 million and $30.4 million during the nine months ended May 31, 2022 and 2021, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.2 million in fiscal 2022, $40.5 million in fiscal 2023, $40.0 million in fiscal 2024, $31.9 million in fiscal 2025, and $29.1 million in fiscal 2026.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Adjustments to provisional amounts from acquired businesses	0.6	—	0.6
Foreign currency translation adjustments	(4.3)	(0.1)	(4.4)
Balance as of May 31, 2022	$1,018.5	$72.4	$1,090.9

	ABL	ISG	Total
Balance as of August 31, 2020	$1,012.6	$67.4	$1,080.0
Additions from acquired businesses	—	3.1	3.1
Foreign currency translation adjustments	8.4	4.7	13.1
Balance as of May 31, 2021	$1,021.0	$75.2	$1,096.2
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	May 31, 2022	August 31, 2021
Customer incentive programs(1)	$24.6	$33.9
Refunds to customers(1)	26.6	28.1
Current deferred revenues(1)	10.2	7.7
Sales commissions	31.0	28.9
Freight costs	23.4	17.6
Warranty and recall costs(2)	16.3	16.8
Tax-related items(3)	6.4	11.7
Interest on long-term debt(4)	5.1	2.4
Other(5)	52.2	42.4
Total other current liabilities	$195.8	$189.5
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
(5)Includes an accrual of $15.8 million as of May 31, 2022, related to the securities class action matter. Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”). The Unsecured Notes bear interest at a rate of 2.150% per annum and were issued at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc. We recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes. As of May 31, 2022, the balance of the Unsecured Notes net of unamortized discount and deferred issuance costs was $494.8 million.
Lines of Credit
On June 29, 2018, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $400.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). We had $122.0 million in short-term borrowings outstanding under the Revolving Credit Facility as of May 31, 2022. There were no borrowings outstanding under the Revolving Credit Facility as of August 31, 2021. The Credit Agreement expires in June 2023; however, we entered into a new agreement prior to this expiration. See Subsequent Event footnote for further details on the terms of the new agreement.
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
We were in compliance with all financial covenants under the Credit Agreement as of May 31, 2022. As of May 31, 2022, we had outstanding letters of credit totaling $4.1 million, primarily for securing collateral requirements under our casualty insurance programs. At May 31, 2022, we had additional borrowing capacity under the Credit Agreement of $273.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility and the $122.0 million of short-term borrowings outstanding under the Revolving Credit Facility.
Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest Expense, net
Interest expense, net, is comprised primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets. Interest expense is partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Interest expense	$6.6	$6.4	$19.2	$18.4
Interest income	(0.4)	(0.2)	(1.1)	(0.7)
Interest expense, net	$6.2	$6.2	$18.1	$17.7
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2022, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Nine Months Ended
	May 31, 2022	May 31, 2021
Beginning balance	$20.3	$16.1
Warranty and recall costs	21.4	23.8
Payments and other deductions	(21.3)	(21.2)
Ending balance	$20.4	$18.7
Securities Class Action
On October 5, 2021, the parties to the shareholder class action litigation previously disclosed and styled In re Acuity Brands, Inc. Securities Litigation, Civil Action No. 1:18-cv-02140-MHC (N.D. Ga.) executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the District Court after notice

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to class members. On December 2, 2021, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement which attaches the settlement stipulation and exhibits thereto. On June 7, 2022, following an approval hearing, the District Court entered a judgment approving the settlement and dismissing the action with prejudice. The agreed-upon settlement payment of $15.8 million has been funded entirely by applicable Directors and Officers liability insurance. As such, we did not incur a significant net loss or cash outflow as a result of the settlement of this matter. As of May 31, 2022, we reflected a liability for the settlement amount within Other current liabilities and a corresponding receivable for the offsetting insurance proceeds within Prepayments and other current assets on the Consolidated Balance Sheets.
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
Estimating an amount or range of possible losses or gains resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key evidential and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or gains or a range of possible losses or gains resulting from the Derivative Complaint.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	0.5	1,004.6	2,893.2	(108.9)	(1,716.5)	2,072.9
Net income	—	—	—	75.3	—	—	75.3
Other comprehensive income	—	—	—	—	6.0	—	6.0
Share-based payment amortization, issuances, and cancellations	—	—	9.4	—	—	—	9.4
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(0.3)	—	—	—	—	(56.3)	(56.3)
Balance, February 28, 2022	34.8	0.5	1,015.6	2,963.9	(102.9)	(1,772.8)	2,104.3
Net income	—	—	—	105.7	—	—	105.7
Other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Share-based payment amortization, issuances, and cancellations	—	—	9.2	—	—	—	9.2
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.4)	—	—	(4.4)
Repurchases of common stock	(1.7)	—	—	—	—	(296.0)	(296.0)
Balance, May 31, 2022	33.1	$0.5	$1,025.2	$3,065.2	$(103.5)	$(2,068.8)	$1,918.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	59.6	—	—	59.6
Other comprehensive income	—	—	—	—	6.2	—	6.2
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Share-based payment amortization, issuances, and cancellations	0.1	—	4.7	—	—	—	4.7
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(5.0)	—	—	(5.0)
Repurchases of common stock	(2.6)	—	—	—	—	(256.1)	(256.1)
Balance, November 30, 2020	36.4	0.5	968.6	2,577.7	(126.5)	(1,483.3)	1,937.0
Net income	—	—	—	62.9	—	—	62.9
Other comprehensive income	—	—	—	—	8.4	—	8.4
Share-based payment amortization, issuances, and cancellations	—	—	8.6	—	—	—	8.6
Employee stock purchase plan issuances	—	—	0.2	—	—	—	0.2
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.7)	—	—	—	—	(80.3)	(80.3)
Balance, February 28, 2021	35.7	0.5	977.8	2,635.9	(118.1)	(1,563.6)	1,932.5
Net income	—	—	—	85.7	—	—	85.7
Other comprehensive income	—	—	—	—	20.7	—	20.7
Share-based payment amortization, issuances, and cancellations	—	—	6.2	—	—	—	6.2
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	0.8	—	—	—	0.8
Repurchases of common stock	—	—	—	—	—	(2.5)	(2.5)
Balance, May 31, 2021	35.7	$0.5	$985.1	$2,717.0	$(97.4)	$(1,566.1)	$2,039.1
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	May 31, 2022	August 31, 2021
Current deferred revenues	$10.2	$7.7
Non-current deferred revenues	53.6	56.7
Current deferred revenues primarily consist of sales-type warranties, software licenses, and professional service fees collected prior to performing the related service. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year from the dates presented. Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

within Other long-term liabilities on the Consolidated Balance Sheets. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2022 totaled $6.5 million.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from May 31, 2022 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
ABL:
Independent sales network	$725.9	$628.0	$1,977.0	$1,737.4
Direct sales network	96.1	96.7	269.3	256.0
Retail sales	44.7	36.1	134.3	135.8
Corporate accounts	59.1	44.0	149.7	93.1
Other	82.6	45.2	224.8	118.1
Total ABL	1,008.4	850.0	2,755.1	2,340.4
ISG	58.3	55.4	154.7	139.5
Eliminations	(6.1)	(5.7)	(14.0)	(11.6)
Total	$1,060.6	$899.7	$2,895.8	$2,468.3
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Share-based payment expense	$9.9	$7.1	$27.5	$22.3
We recognized excess tax benefits of $4.6 million related to share-based payment awards during the nine months ended May 31, 2022.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Service cost	$1.3	$1.2	$3.7	$3.7
Interest cost	1.5	1.6	4.6	4.7
Expected return on plan assets	(3.5)	(3.4)	(10.4)	(10.0)
Amortization of prior service cost	0.7	0.8	2.1	2.2
Recognized actuarial loss	0.8	1.4	2.6	4.1
Net periodic pension cost	$0.8	$1.6	$2.6	$4.7
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income	$105.7	$85.7	$268.6	$208.2
Basic weighted average shares outstanding	34.1	35.7	34.7	36.5
Common stock equivalents	0.3	0.5	0.4	0.3
Diluted weighted average shares outstanding	34.4	36.2	35.1	36.8
Basic earnings per share	$3.10	$2.40	$7.75	$5.70
Diluted earnings per share	$3.07	$2.37	$7.66	$5.66
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Stock options	0.1	0.1	0.1	1.0
Restricted stock awards	0.1	—	0.1	—
Further discussion of our share-based payment awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Comprehensive income includes our net income as well as other comprehensive income (loss) items. Other comprehensive (loss) income items include foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(8.9)	—	(8.9)
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.6	3.6
Net current period other comprehensive (loss) income	(8.9)	3.6	(5.3)
Balance at May 31, 2022	$(49.1)	$(54.4)	$(103.5)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	33.6	(3.2)	30.4
Amounts reclassified from accumulated other comprehensive loss (1)	—	4.9	4.9
Net current period other comprehensive income	33.6	1.7	35.3
Balance at May 31, 2021	$(19.9)	$(77.5)	$(97.4)
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	May 31, 2022			May 31, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.8)	$—	$(1.8)	$22.3	$—	$22.3
Defined benefit pension plans:
Tax adjustments	—	—	—	—	(3.2)	(3.2)
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.1)	0.6	0.8	(0.2)	0.6
Actuarial losses	0.8	(0.2)	0.6	1.4	(0.4)	1.0
Total defined benefit pension plans, net	1.5	(0.3)	1.2	2.2	(3.8)	(1.6)
Other comprehensive (loss) income	$(0.3)	$(0.3)	$(0.6)	$24.5	$(3.8)	$20.7

	Nine Months Ended
	May 31, 2022			May 31, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(8.9)	$—	$(8.9)	$33.6	$—	$33.6
Defined benefit pension plans:
Tax adjustments	—	—	—	—	(3.2)	(3.2)
Amortization of defined benefit pension items:
Prior service cost	2.1	(0.5)	1.6	2.2	(0.5)	1.7
Actuarial losses	2.6	(0.6)	2.0	4.1	(0.9)	3.2
Total defined benefit pension plans, net	4.7	(1.1)	3.6	6.3	(4.6)	1.7
Other comprehensive (loss) income	$(4.2)	$(1.1)	$(5.3)	$39.9	$(4.6)	$35.3
Note 18 — Segment Information
We report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended May 31, 2022
Net sales	$1,008.4	$58.3	$—	$(6.1)	$1,060.6
Operating profit (loss)	149.6	9.2	(16.1)	—	142.7
Depreciation and amortization	19.6	3.6	0.3	—	23.5

Three Months Ended May 31, 2021
Net sales	$850.0	$55.4	$—	$(5.7)	$899.7
Operating profit (loss)	126.5	7.2	(15.6)	—	118.1
Depreciation and amortization	21.0	3.7	0.3	—	25.0

Nine Months Ended May 31, 2022
Net sales	$2,755.1	$154.7	$—	$(14.0)	$2,895.8
Operating profit (loss)	394.2	12.4	(46.5)	—	360.1
Depreciation and amortization	59.8	10.8	0.8	—	71.4

Nine Months Ended May 31, 2021
Net sales	$2,340.4	$139.5	$—	$(11.6)	$2,468.3
Operating profit (loss)	326.9	7.9	(40.0)	—	294.8
Depreciation and amortization	63.2	11.0	0.8	—	75.0
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating profit - ABL	$149.6	$126.5	$394.2	$326.9
Operating profit - ISG	9.2	7.2	12.4	7.9
Unallocated corporate amounts	(16.1)	(15.6)	(46.5)	(40.0)
Operating profit	142.7	118.1	360.1	294.8
Interest expense, net	6.2	6.2	18.1	17.7
Miscellaneous (income) expense, net	(1.5)	2.7	(3.1)	6.5
Income before income taxes	$138.0	$109.2	$345.1	$270.6
Note 19 — Subsequent Event
On June 30, 2022, we entered into a new revolving credit facility (the “New Revolving Credit Facility”) with a syndicate of banks that replaced the existing Revolving Credit Facility set to expire in June 2023. The New Revolving Credit Facility, among other things, (i) increases borrowing capacity by $200 million to $600 million with the ability to request additional capacity of $400 million; (ii) extends the maturity date from June 2023 to June 2027; (iii) replaces the benchmark reference rate for U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and for non-U.S. Dollar borrowings to the applicable benchmark rate for those currencies; (iv) reduces pricing for borrowings as well as annual facility and administration fees; (v) adjusts the applicable margin pricing grid mechanics to be based on the better of our public credit ratings or our net leverage ratio; (vi) increases the Maximum Leverage Ratio financial covenant 25 basis points to 3.75 (subject to temporary increase to 4.25 in the event of a significant acquisition) and allows netting of all unrestricted cash and cash equivalents against debt; and (vii) removes the Minimum Interest Expense Coverage Ratio financial covenant.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2022 and for the three and nine months ended May 31, 2022 and 2021. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2021 (“Form 10-K”).
Overview
Company
We are a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”) we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management systems, and location-aware applications. We achieve customer-focused efficiencies that allow us to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
The results of operations for the three and nine months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2022 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2022, seasonality, and the impact of any acquisitions, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to reinvest in our current business growth, make strategic acquisitions and investments, pay dividends, and repurchase shares. Sufficient cash flow generation is also critical to fund our operations in the short and long terms and to maintain compliance with covenants contained in our financing agreements.
Our significant contractual cash requirements primarily include principal and interest on our unsecured notes and borrowings under our credit agreement, payments for operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flows from operations, and borrowing availability under financing arrangements. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional capital, which would require us to evaluate available alternatives and take appropriate actions.
Cash
Our cash position at May 31, 2022 was $318.2 million, a decrease of $173.1 million from August 31, 2021. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.

We generated $165.7 million of cash flows from operating activities during the nine months ended May 31, 2022 compared with $316.2 million in the prior-year period, a decrease of $150.5 million. This decline was due primarily to increased operating working capital related primarily to higher inventory levels and increased income tax payments associated with our higher profit.
Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) as well as the terms of our $400.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility expires in June 2023; however, we entered into a new agreement prior to this expiration. See Subsequent Event footnote of the Notes to Consolidated Financial Statements for further details on the terms of the new agreement. At May 31, 2022, our outstanding debt balance was $616.8 million compared to our cash position of $318.2 million. We were in compliance with all financial covenants under our financing arrangements as of May 31, 2022.
At May 31, 2022, we had additional borrowing capacity under the Revolving Credit Facility of $273.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding letters of credit of $4.1 million issued under the facility and the $122.0 million of short-term borrowings outstanding under the Revolving Credit Facility. As of May 31, 2022, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $592.1 million.
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

Summarized Balance Sheet Information	May 31, 2022	August 31, 2021
Current assets	$1,183.6	$1,172.0
Amounts due from non-guarantor affiliates	285.5	213.4
Non-current assets	1,392.1	1,391.7
Current liabilities	764.3	595.1
Non-current liabilities	817.6	815.7

Summarized Income Statement Information	Nine Months Ended May 31, 2022
Net sales	$2,452.9
Gross profit	1,024.3
Net income	264.4
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business Growth
We invested $38.0 million and $30.6 million during the nine months ended May 31, 2022 and 2021, respectively, in property, plant, and equipment, primarily related to investments in new and enhanced information technology capabilities, tooling, equipment, and facility enhancements. We currently expect to invest approximately 1.5% of net sales on capital expenditures during fiscal 2022. Additionally, we increased our inventory levels to support growth and mitigate inconsistent supply availability at our production facilities.
Strategic Acquisitions and Investments
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the first nine months of fiscal 2022. The $12.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.

Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $13.7 million ($0.39 per share) and $14.3 million ($0.39 per share) during the nine months ended May 31, 2022 and 2021, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first nine months of fiscal 2022, we repurchased 2.3 million shares of our outstanding common stock for $405.1 million. Total cash outflows for share repurchases during the nine months ended May 31, 2022 were $403.5 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of May 31, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.5 million shares.
The COVID-19 Pandemic
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets. We remain committed to prioritizing the health and well-being of our associates and their families and ensuring that we operate effectively. We have implemented various health and safety policies and processes at our facilities in the United States, Mexico, Canada, and other locations as permitted by law.
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

Results of Operations
Third Quarter of Fiscal 2022 Compared with Third Quarter of Fiscal 2021
The following table sets forth information comparing the components of net income for the three months ended May 31, 2022 and 2021 (in millions except per share data):

	Three Months Ended
	May 31, 2022	May 31, 2021	Increase (Decrease)		Percent Change
Net sales	$1,060.6	$899.7	$160.9		17.9%
Cost of products sold	615.5	513.1	102.4		20.0%
Gross profit	445.1	386.6	58.5		15.1%
Percent of net sales	42.0%	43.0%	(100)	bps
Selling, distribution, and administrative expenses	302.4	268.0	34.4		12.8%
Special charges	—	0.5	(0.5)		NM
Operating profit	142.7	118.1	24.6		20.8%
Percent of net sales	13.5%	13.1%	40	bps
Other expense:
Interest expense, net	6.2	6.2	—		—%
Miscellaneous (income) expense, net	(1.5)	2.7	(4.2)		NM
Total other expense	4.7	8.9	(4.2)		(47.2)%
Income before income taxes	138.0	109.2	28.8		26.4%
Percent of net sales	13.0%	12.1%	90	bps
Income tax expense	32.3	23.5	8.8		37.4%
Effective tax rate	23.4%	21.5%
Net income	$105.7	$85.7	$20.0		23.3%
Diluted earnings per share	$3.07	$2.37	$0.70		29.5%
NM - not meaningful
Net Sales
Net sales for the three months ended May 31, 2022 increased $160.9 million, or 17.9%, to $1.06 billion compared with $899.7 million in the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as higher volumes. Revenues from acquired companies contributed an approximately 3% increase to current quarter revenues compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the third quarter of fiscal 2022.
Gross Profit
Gross profit for the third quarter of fiscal 2022 increased $58.5 million, or 15.1%, to $445.1 million compared with $386.6 million in the prior-year period, while gross profit margin decreased 100 basis points to 42.0% from 43.0%. In this inflationary environment, we continued to experience material, labor, and freight escalations while also taking pricing actions that mitigated these escalations. Gross profit margin was also unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
Selling, distribution, and administrative expenses ("SD&A") expenses for the three months ended May 31, 2022 were $302.4 million compared with $268.0 million in the prior-year period, an increase of $34.4 million, or 12.8%. The increase in SD&A expense was due primarily to higher outbound freight and commission costs associated with higher sales as well as increased employee-related costs due in part to recent acquisitions.
Operating profit for the third quarter of fiscal 2022 was $142.7 million (13.5% of net sales) compared with $118.1 million (13.1% of net sales) for the prior-year period, an increase of $24.6 million, or 20.8%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses. The operating profit margin increase of 40 bps year over year was due primarily to improved leveraging of our operating costs, partially offset by the decline in gross profit margin.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $6.2 million for the three months ended May 31, 2022 and 2021.
We reported net miscellaneous income of $1.5 million for the three months ended May 31, 2022 and net miscellaneous expense of $2.7 million for the three months ended May 31, 2021. The year-over-year change in net miscellaneous (income) expense was largely due to gains and losses on foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 23.4% and 21.5% for the three months ended May 31, 2022 and 2021, respectively. The increase in the effective income tax rate was primarily due to favorable discrete items recognized in the third quarter of fiscal 2021. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2022, assuming the rates in our taxing jurisdictions remain generally consistent throughout the fiscal year.
Net income for the three months ended May 31, 2022 increased $20.0 million, or 23.3%, to $105.7 million from $85.7 million reported for the prior-year period. The increase in net income resulted primarily from an increased operating profit compared to the prior-year period. Diluted earnings per share for the three months ended May 31, 2022 increased $0.70, or 29.5%, to $3.07 compared with diluted earnings per share of $2.37 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended May 31, 2022 and 2021 (in millions).

	Three Months Ended
	May 31, 2022	May 31, 2021	Increase (Decrease)	Percent Change
ABL:
Net sales	$1,008.4	$850.0	$158.4	18.6%
Operating profit	149.6	126.5	23.1	18.3%
Operating profit margin	14.8%	14.9%	(10)	bps

ISG:
Net sales	$58.3	$55.4	$2.9	5.2%
Operating profit	9.2	7.2	2.0	27.8%
Operating profit margin	15.8%	13.0%	280	bps
ABL net sales for the three months ended May 31, 2022 increased $158.4 million, or 18.6%, to $1.01 billion compared with $850.0 million in the prior-year period. Sales within the independent sales network channel increased due to benefits from recent price increases as well as higher volumes. Additionally, sales within the corporate accounts channel increased year over year as some large accounts began previously deferred maintenance and renovations. Sales within the retail sales channel increased as sales began to return to normal levels after the customer inventory rebalancing experienced in previous quarters. Acquisitions contributed an approximately 3% increase in sales compared to the prior year and are reflected within the other sales channel in ABL's disaggregated revenue. Sales in our direct sales network channel were approximately flat year over year as products supporting this channel were impacted by component shortages.
Operating profit for ABL was $149.6 million (14.8% of ABL net sales) for the three months ended May 31, 2022 compared to $126.5 million (14.9% of ABL net sales) in the prior-year period, an increase of $23.1 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased materials, labor, and freight costs as well as higher operating costs to support the increase in sales.

ISG net sales for the three months ended May 31, 2022 increased $2.9 million, or 5.2%, to $58.3 million compared with $55.4 million in the prior-year period driven primarily by strong demand for building and heating, ventilation, and air-conditioning controls as well as price increases. ISG operating profit was $9.2 million for the three months ended May 31, 2022 compared to $7.2 million in the prior-year period, an increase of $2.0 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
First Nine Months of Fiscal 2022 Compared with First Nine Months of Fiscal 2021
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2022 and 2021 (in millions except per share data):

	Nine Months Ended
	May 31, 2022	May 31, 2021	Increase (Decrease)		Percent Change
Net sales	$2,895.8	$2,468.3	$427.5		17.3%
Cost of products sold	1,685.6	1,412.6	273.0		19.3%
Gross profit	1,210.2	1,055.7	154.5		14.6%
Percent of net sales	41.8%	42.8%	(100)	bps
Selling, distribution, and administrative expenses	850.1	759.4	90.7		11.9%
Special charges	—	1.5	(1.5)		NM
Operating profit	360.1	294.8	65.3		22.2%
Percent of net sales	12.4%	11.9%	50	bps
Other expense:
Interest expense, net	18.1	17.7	0.4		2.3%
Miscellaneous (income) expense, net	(3.1)	6.5	(9.6)		NM
Total other expense	15.0	24.2	(9.2)		(38.0)%
Income before income taxes	345.1	270.6	74.5		27.5%
Percent of net sales	11.9%	11.0%	90	bps
Income tax expense	76.5	62.4	14.1		22.6%
Effective tax rate	22.2%	23.1%
Net income	$268.6	$208.2	$60.4		29.0%
Diluted earnings per share	$7.66	$5.66	$2.00		35.3%
NM - not meaningful

Net Sales
Net sales for the nine months ended May 31, 2022 increased $427.5 million, or 17.3%, to $2.90 billion compared with $2.47 billion in the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as higher volumes. Revenues from acquired companies contributed an approximately 3% increase in sales compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the first nine months of fiscal 2022.
Gross Profit
Gross profit for the nine months ended May 31, 2022 increased $154.5 million, or 14.6%, to $1.21 billion compared with $1.06 billion in the prior-year period. Gross profit margin decreased 100 basis points to 41.8% for the nine months ended May 31, 2022 compared with 42.8% in the prior-year period. In this inflationary environment, we continued to experience material, labor, and freight escalations while also taking pricing actions that mitigated these escalations. Gross profit margin was also unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
SD&A expenses for the nine months ended May 31, 2022 were $850.1 million compared with $759.4 million in the prior-year period, an increase of $90.7 million, or 11.9%. The increase in SD&A expense was due primarily to higher outbound freight and commissions costs associated with higher sales as well as increased employee-related costs due in part to recent acquisitions.
Operating profit for the first nine months of fiscal 2022 was $360.1 million (12.4% of net sales) compared with $294.8 million (11.9% of net sales) for the prior-year period, an increase of $65.3 million, or 22.2%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses. The operating profit margin increase of 50 bps year over year was the result of improved leveraging of our operating costs, partially offset by lower gross profit margin.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $18.1 million and $17.7 million for the nine months ended May 31, 2022 and 2021, respectively.
We reported net miscellaneous income of $3.1 million for the nine months ended May 31, 2022 and net miscellaneous expense of $6.5 million for the nine months ended May 31, 2021. During the first nine months of fiscal 2021, we recorded an impairment charge of $4.0 million for an unconsolidated equity investment. Further details regarding the impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements. Excluding the impairment, the year-over-year change in net miscellaneous (income) expense was largely due to gains and losses on foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 22.2% and 23.1% for the nine months ended May 31, 2022 and 2021, respectively. The decrease in the effective income tax rate was primarily due to favorable discrete items recognized in the first quarter of fiscal 2022 related to excess tax benefits on share-based payments. We currently estimate that our blended consolidated effective income tax rate, before any discrete items, will be approximately 23% for fiscal 2022, assuming the rates in our taxing jurisdictions remain generally consistent throughout the fiscal year.
Net income for the first nine months of fiscal 2022 increased $60.4 million, or 29.0%, to $268.6 million from $208.2 million reported for the prior-year period. The increase in net income was due primarily to an increased operating profit. Diluted earnings per share for the nine months ended May 31, 2022 increased $2.00 to $7.66 compared with diluted earnings per share of $5.66 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the nine months ended May 31, 2022 and 2021 (in millions).

	Nine Months Ended
	May 31, 2022	May 31, 2021	Increase (Decrease)	Percent Change
ABL:
Net sales	$2,755.1	$2,340.4	$414.7	17.7%
Operating profit	394.2	326.9	67.3	20.6%
Operating profit margin	14.3%	14.0%	30	bps

ISG:
Net sales	$154.7	$139.5	$15.2	10.9%
Operating profit	12.4	7.9	4.5	57.0%
Operating profit margin	8.0%	5.7%	230	bps
ABL net sales for the nine months ended May 31, 2022 increased 17.7% compared with the prior-year period. Sales within the independent and direct network channels increased due primarily to benefits from recent price increases as well as higher volumes. Additionally, sales within the corporate accounts channel increased year over year as some large accounts began previously deferred maintenance and renovations. Sales within the retail channel were relatively flat compoared to the prior period. Acquisitions contributed an approximately 3% increase in sales compared to the prior year and are reflected within the other sales channel in ABL's disaggregated revenue.

Operating profit for ABL was $394.2 million (14.3% of ABL net sales) for the nine months ended May 31, 2022 compared to $326.9 million (14.0% of ABL net sales) in the prior-year period, an increase of $67.3 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased material, labor, and freight costs as well as higher operating costs to support the increase in sales.
ISG net sales for the nine months ended May 31, 2022 increased 10.9% compared with the prior-year period primarily driven by strong demand for building and heating, ventilation, and air-conditioning controls as well as price increases. ISG operating profit was $12.4 million for the nine months ended May 31, 2022 compared with $7.9 million in the prior-year period, an increase of $4.5 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, including our expected margins and ability to leverage operating costs, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (c) expectations about volatility in raw material, purchased finished goods, and transportation costs as well as component and labor availability; (d) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities, introduce innovative products and services, and realize benefits from sustainability initiatives; (e) our estimate of our fiscal 2022 effective income tax rate, results of operations, and cash flows; (f) our estimate of future amortization expense; (g) our ability to achieve our long-term financial goals and measures; (h) our expectations about the resolution of legal matters; and (i) our expectations of the impact of the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2022. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
During the fourth quarter of fiscal 2021, we acquired ams OSRAM's North American Digital Systems business (“OSRAM DS”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed the internal controls over financial reporting for OSRAM DS as of May 31, 2022. We began integrating OSRAM DS into our existing control procedures from the date of acquisition. We do not anticipate the integration of the acquired company to result in changes that would materially affect our internal control over financial reporting. As of and for the three and nine months ended May 31, 2022, the OSRAM DS acquisition constituted less than 5% of each of the Company’s consolidated assets, stockholders' equity, net sales, and pre-tax income.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and nine months ended May 31, 2022, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2021, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of May 31, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.5 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2022:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2022 through 3/31/2022	166,550	$188.51	166,550	5,000,000
4/1/2022 through 4/30/2022	853,814	$173.51	853,814	4,146,186
5/1/2022 through 5/31/2022	695,182	$167.52	695,182	3,451,004
Total	1,715,546	$172.54	1,715,546	3,451,004
Item 5.    Other Information
Creation of a Direct Financial Obligation
On June 30, 2022, Acuity Brands, Inc. (the “Company”) entered into a new credit agreement and revolving credit facility (the “New Revolving Credit Facility”) with a syndicate of banks that replaced the existing revolving credit facility set to expire in June 2023 (“Revolving Credit Facility”). The New Revolving Credit Facility, among other things, (i) increases borrowing capacity by $200 million to $600 million with the ability to request additional capacity of $400 million; (ii) extends the maturity date from June 2023 to June 2027; (iii) replaces the benchmark reference rate for U.S. Dollar borrowings from the London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and for non-U.S. Dollar borrowings to the applicable benchmark rate for those currencies; (iv) reduces pricing for borrowings as well as annual facility and administration fees; (v) adjusts applicable margin pricing grid mechanics to be based on the better of the Company's public credit ratings or the Company's leverage ratio; (vi) increases the Maximum Leverage Ratio financial covenant to basis points to 3.75 (subject to temporary increase to 4.25 in the event of a significant acquisition) and allows netting of all unrestricted cash and cash equivalents against debt; and (vii) removes the Minimum Interest Expense Coverage Ratio financial covenant.

The foregoing summary of the New Revolving Credit Facility and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the New Revolving Credit Facility, which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Separate from the relationship related to the New Revolving Credit Facility, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, the Company and/or its subsidiaries in the ordinary course of business.
Declaration of Dividend
On June 29, 2022, the Board of Directors (the “Board”) declared a quarterly dividend of $0.13 per share. The dividend is payable on August 1, 2022 to stockholders of record on July 15, 2022.
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3.C of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.D of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3.E of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
EXHIBIT 10	(1)	Five-Year Credit Agreement dated June 30, 2022.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	June 30, 2022	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 30, 2022	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)